Form 10KSB40/A
period 1996-06-30
SCANSOURCE INC
filed 1996-11-14
CIK 918965

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

{x} Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 1996
                                                     or
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________

Commission file number 1-12842

                                ScanSource, Inc.
     (Exact name of small business issuer as specified in its charter)

       South Carolina                               57-0965380
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporated or organization)

            6 Logue Court, Suite G
                  Greenville, SC                             29615
-------------------------------------             -------------------------
(Address of principal executive                           (Zip Code)
offices)

                                 (864) 288-2432
                  (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this amendment to Form 10-KSB. x

The Registrant's revenues for the year ended June 30, 1996, its most recent fiscal year, were $55,670,000.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at September 18, 1996 was $36,850,101, as computed by reference to the average bid and asked prices of such stock on such date.

As of September 30, 1996, 3,246,986 shares of the registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 (Parts I and II) and portions of the Registrant's Proxy Statement to be furnished in connection with its 1996 Annual Meeting of Shareholders (Part III).

The Registrant hereby amends its annual report on Form 10-KSB in order to electronically file its financial data schedule for such report.

This report contain 4 pages. The exhibit index begins on sequentially numbered page 2.

                          SCANSOURCE, INC.

                          EXHIBIT INDEX
                                TO
                          FORM 10-KSB/A

EXHIBIT                                                PAGE
NUMBER          DESCRIPTION                           NUMBER

27              Financial Data Schedule                  4

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SCANSOURCE, INC.

Date:    November 14, 1996              By: /s/ Steven H. Owings
                                              Chief Executive Officer

                                        By: /s/ Jeffery A. Bryson
                                              Chief Financial Officer