Form 10-Q
period 1996-09-30
SCANSOURCE INC
filed 1996-11-14
CIK 918965

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996
                                       or
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________

Commission file number 1-12842

                                ScanSource, Inc.
        (Exact name of small business issuer as specified in its charter)

                South Carolina                         57-0965380
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporated or organization)

            6 Logue Court, Suite G
                  Greenville, SC                      29615
---------------------------------------      -----------------------
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

This report contains 12 pages. The exhibit index begins on sequentially numbered page 10.

                                SCANSOURCE, INC.

                                      INDEX

                                    FORM 10-Q
                               September 30, 1996


PART I.      FINANCIAL INFORMATION                                      Page No.

             Item 1.   Financial Statements (Unaudited)....................   2

                       Condensed Balance Sheets............................   2
                       Condensed Income Statements.........................   4
                       Condensed Statements of Cash Flows..................   5
                       Notes to Condensed Financial Statements.............   6

             Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.............   8


PART II.     OTHER INFORMATION

             Item 1.   Legal Proceedings...................................  10
             Item 2.   Changes in Securities...............................  10
             Item 3.   Defaults Upon Senior Securities.....................  10
             Item 4.   Submission of Matters to a Vote of Security-Holders.  10
             Item 5.   Other Information...................................  10
             Item 6.   Exhibits and Reports on Form 8-K....................  10

SIGNATURES.................................................................  11

EXHIBIT 27.................................................................. 12

PART I.         FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

                                SCANSOURCE, INC.

                            CONDENSED BALANCE SHEETS




                                                                September 30,     June 30,
                                     Assets                        1996            1996
                                                                (Note 1)         (Note 1)
                                                               (Unaudited)
Current assets

    Cash....................................................$            --              --
    Receivables:
         Trade, less allowance for doubtful accounts of
         $637,280 at September 30, 1996 and
            $526,819 at June 30, 1996.......................     7,865,542         7,462,791
    Other...................................................       493,515           531,444
                                                            ---------------    --------------
                                                                 8,359,057          7,994,235
    Inventories.............................................    22,518,026         17,538,471
    Prepaid expenses and other..............................        85,168             51,898
    Deferred tax asset......................................     1,001,000          1,001,000
                                                             -------------      -------------

         Total current assets...............................    31,963,251         26,585,604

    Property and equipment, net.............................     1,314,354          1,183,786
    Intangible assets, net..................................       850,127            870,771
    Note from officer.......................................        83,000             83,000
    Other assets............................................       142,355             19,332
                                                            --------------         -----------

         Total assets.......................................  $34,353,087         $28,742,493
                                                               ===========        ===========


                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                      CONDENSED BALANCE SHEETS (Continued)



                                                         September 30,     June 30,
         Liabilities and Shareholders' Equity                  1996          1996
         ------------------------------------            -------------  ------------
                                                            (Note 1)       (Note 1)
                                                          (Unaudited)

Current liabilities:
     Trade accounts payable.............................. $14,122,622      8,286,964
     Accrued compensation cost...........................     154,102         96,978
     Accrued expenses and other liabilities..............     549,021        600,388
     Income tax payable..................................     153,195        539,646
                                                         ------------   ------------
         Total current liabilities.......................  14,978,940      9,523,976

Deferred tax liability...................................      26,000         26,000
Line of credit...........................................   3,358,352      3,779,029
                                                         ------------   ------------
          Total liabilities..............................  18,363,292     13,329,005

Shareholders' equity:
     Preferred stock, no par value; 3,000,000 shares
          authorized, none issued and outstanding........          --           --
     Common stock, no par value; 10,000,000 shares
          authorized, 3,246,986 and 3,235,186 issued and
          outstanding at September 30, 1996 and
          June 30, 1996, respectively....................  11,935,375     11,935,424
     Retained earnings...................................   4,054,420      3,478,064
                                                         ------------   ------------
          Total shareholders' equity.....................  15,989,795     15,413,488
                                                         ------------   ------------

         Total liabilities and shareholders' equity...... $34,353,087     28,742,493
                                                          ===========   ============




                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                     CONDENSED INCOME STATEMENTS (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                     1996            1995
                                                     ----            ----

Net sales.........................................$19,672,687    10,788,176
Cost of goods sold................................ 16,974,649     9,211,547
                                                  -----------    -----------
         Gross profit ............................  2,698,038      1,576,629

Selling, general and administrative expenses .....  1,666,748      1,052,748
Amortization of intangibles ......................     20,644         20,644
                                                  -----------    -----------

         Operating income ........................  1,010,646        503,237

Other income (expense):
     Interest income .............................      1,210          5,124
     Interest expense ............................    (57,347)        (8,906)
     Other income expense, net  (note 3) .........    (25,353)       197,632
                                                  -----------    -----------
         Total other income (expense) ............    (81,490)       193,850
                                                  -----------    -----------

         Income before income taxes ..............    929,156        697,087

Income taxes .....................................    352,800        274,000
                                                  -----------    -----------

         Net income..............................$    576,356        423,087
                                                  ===========    ===========

Per share data:
    Primary
         Net income...............................$       .17            .13
                                                  ===========    ===========

         Weighted average shares outstanding .....  3,454,926      3,409,709
                                                  ===========    ===========

    Fully diluted
         Net income............................... $      .17            .13
                                                  ===========    ===========

         Weighted average shares outstanding .....  3,462,384      3,411,513
                                                  ===========    ===========

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Three Months Ended
                                                                      September 30,
                                                                   1995         1996


Net cash provided by (used in) operating activities............$  631,173    (1,668,846)

Cash flows from investing activities:
     Capital expenditures, net ................................. (210,447)     (109,917)
     Payments to MicroBiz ......................................     --         (37,500)
                                                                ---------    ----------
              Net cash used in investing activities ............ (210,447)     (147,417)

Cash flows from financing activities:
     Advances (repayments) on line of credit, net .............. (420,677)   (1,200,000)
     Net proceeds from issuance of stock upon:
         Exercise of purchase warrants prior to redemption .....     --       6,333,379
         Exercise of stock options .............................     --          35,740
     Other .....................................................      (49)         --
                                                                ---------    ----------

         Net cash provided by (used in) financing activities ... (420,726)    5,169,119
                                                                ---------    ----------

         Increase (decrease) in cash ...........................     --       3,352,856

Cash at beginning of period ....................................     --         186,572
                                                                ---------    ----------

Cash at end of period..........................................$     --       3,539,428
                                                                =========    ==========







                  See note to condensed financial statements.

                                SCANSOURCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10- KSB for the period ended June 30, 1996. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

     Results for interim periods are not necessarily indicative of results expected for the full year.

     The balance sheet for June 30, 1996, has been derived from the audited balance sheet for that date.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION - The Company records revenue when products are shipped.

     INVENTORIES - Inventories consisting of point of sale and bar code equipment are stated at the lower of cost (first-in, first-out method) or market.

(3)  AGREEMENT WITH GATES/FA DISTRIBUTING, INC.

     As compensation for terminating an operations agreement with the Company and reducing the term of a non-compete agreement, Gates/FA Distributing Inc. (Gates/FA) agreed to pay the Company $1.4 million. The Company recognized the $1.4 million, net of $100,000 of related expenses, as other income in the income statement ratably over the remaining term of the non-compete agreement from September 1994 to August 1995. Therefore $200,000 of this amount is shown as other income in the three month period ended September 30, 1995.

(4)  LINE OF CREDIT

     On October 26, 1995 the Company closed a line of credit agreement with a bank whereby the Company can borrow up to $8 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day Libor rate of interest, plus 2.35%. The revolving credit is secured by accounts receivable and inventory. The outstanding balance on the line of credit was approximately $3,358,000 on a loan base which exceeded $8 million, leaving approximately $4,642,000 available at September 30, 1996. The Company has accepted a commitment from the bank to renew the line of credit under terms similar to its existing agreement for amounts up to $15 million to October 31, 1998.

PART I.           FINANCIAL INFORMATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         NET SALES. Net sales for the quarter ended September 30, 1996 were $19,673,000 compared to sales of $10,788,000 for the comparable prior year quarter. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to automatic identification (Auto ID) and point of sale (POS) resellers.

         GROSS PROFIT. Gross profit for the quarter ended September 30, 1996 was $2,698,000 compared to gross profit of $1,577,000 for the comparable prior year quarter. Gross profit as a percentage of sales for the quarter ended September 30, 1996 was 13.7% compared to14.6% for the comparable prior year period. Fluctuations in gross profit as a percentage of sales are a result of changes in the mix of sales of higher and lower-margin products and the volume discounts which accompany large customer orders.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including amortization, (SG&A) for the quarter ended September 30, 1996 was $1,687,000 compared to SG&A of $1,073,000 for the comparable prior year period. SG&A as a percentage of sales was 8.6% for the quarter ended September 30, 1996, compared to 9.9% for the comparable prior year period. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in SG&A.

         OPERATING INCOME. Operating income for the quarter ended September 30, 1996 increased to $1,011,000 from $503,000 for the same period in 1995, driven by the improvement in gross profit as described above.

         INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1996 increased to $57,000 from $9,000 for the quarter ended September 30, 1995. Higher interest resulted from the Company's use of its line of credit to fund growth in receivables and inventory.

         OTHER INCOME (EXPENSE). In September 1994 Gates/FA agreed to pay the Company $1.4 million in connection with a reduction in the term of Gates/FA's non-compete obligation with the Company. The Company recognized the $1.4 million, net of $100,000 of related expenses, as other income ratably over the term of the non-compete period from September 1994 to August 1995. Accordingly, $200,000 was recognized as other income for the quarter ended September 30, 1996.

         INCOME TAXES. Tax expense was provided at a 38% effective rate for the quarter ended September 30, 1996, and represented the state and federal taxes expected to be due after annualizing income to June 30, 1997.

         NET INCOME. The effect of improved operating income, net of higher interest expense, resulted in net income for the quarter ended September 30, 1996 of $576,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its initial operating requirements and growth through private financings. In March 1994, the Company closed a public offering of common stock and common stock purchase warrants which provided the Company with approximately $4,560,000. The Company also received proceeds of approximately $6,340,000 from common stock issued upon the exercise of stock purchase warrants prior to their redemption date in September 1995.

         For the quarter ended September 30, 1996, net cash of $631,000 was provided by operating activities, compared to $1,669,000 used in operating activities for the quarter ended September 30, 1995. Greater cash provided by operations was primarily from growth in trade payables to vendors which exceeded the funding required by higher inventory and receivables.

         Cash used in investing activities of $210,000 for the quarter ended September 30, 1996 was primarily for capital expenditures. Cash used in investing activities for the quarter ended September 30, 1995 was $147,000 and consisted of $110,000 for capital expenditures and payments to MicroBiz Corporation for $37,500.

         Cash used in financing activities for the quarter ended September 30, 1996 included $421,000 paid on the line of credit. Cash provided by financing activities for the quarter ended September 30, 1995 included net proceeds of $6,333,000 and $36,000 from the issuance of stock upon the exercise of stock purchase warrants and employee stock options, respectively. A portion of these proceeds was used to repay the Company's line of credit for $1.2 million. In October 1995 the line of credit was renegotiated to $8 million based upon and collateralized by accounts receivable and non-IBM inventory. The line had an outstanding balance at September 30, 1996 of $3,358,000 on a loan base exceeding $8 million, which left $4,642,000 available.

         The Company's current ratios at September 30, 1996 and at June 30, 1996 were 2.13 and 2.79, respectively.

PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings.

                        Not applicable.

            Item 2.    Changes in Securities.

                       Not applicable.

            Item 3.    Defaults Upon Senior Securities.

                       Not applicable.

            Item 4.    Submission of Matters to a Vote of Security-Holders.

                       None

            Item 5.    Other information.

                       Not applicable.

            Item 6.    Exhibits and Reports on Form 8-K.

                       (a)     Exhibits

                               Exhibit 27 - Financial Data Schedule - Page 12

                       (b)     Reports on Form 8-K

                               None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SCANSOURCE, INC.



                                            /s/ Steven H. Owings
                                           STEVEN H. OWINGS
                                           Chief Executive Officer



                                            /s/  Jeffery A. Bryson
                                           JEFFERY A. BRYSON
                                           Chief Financial Officer



Date: November 14, 1996