Form 10-Q
period 1996-12-31
SCANSOURCE INC
filed 1997-02-07
CIK 918965

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                                   (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1996
                                       or
[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from             to
                                                    -----------    -------------
Commission file number 1-12842

                               ScanSource, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         South Carolina                                  57-0965380
--------------------------------            ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporated or organization)

   6 Logue Court, Suite G
       Greenville, SC                                      29615
--------------------------------            ------------------------------------
(Address of principal executive                         (Zip Code)
offices)

                                (864)  288-2432
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        -------       -------

As of December 31, 1996, 3,247,986 shares of the registrant's common stock, no par value, were outstanding.

This report contains 16 pages. The exhibit index begins on sequentially numbered page 13.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                               December 31, 1996


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

          Item 1. Financial Statements (Unaudited)........................  2

                  Condensed Balance Sheets................................  2
                  Condensed Income Statements.............................  4
                  Condensed Statements of Cash Flows......................  5
                  Notes to Condensed Financial Statements.................  6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  8


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings....................................... 10
          Item 2. Changes in Securities................................... 10
          Item 3. Defaults Upon Senior Securities......................... 10
          Item 4. Submission of Matters to a Vote of Security-Holders..... 10
          Item 5. Other Information....................................... 10
          Item 6. Exhibits and Reports on Form 8-K........................ 10

SIGNATURES................................................................ 12

EXHIBIT INDEX............................................................. 13

PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS


                               SCANSOURCE, INC.

                           CONDENSED BALANCE SHEETS



                                                        December 31,      June 30,
                                                            1996            1996
                                                        ------------    -----------
                                                          (Note 1)        (Note 1)
                                                         (Unaudited)
                                                               (In thousands)
                    Assets
                    ------
Current assets:
  Cash.............................................       $    --              --
  Receivables:
    Trade, less allowance for doubtful accounts of
    $733,000 at December 31, 1996 and
    $527,000 at June 30, 1996......................         8,909           7,463
  Other.............................................          367             531
                                                          -------         -------
                                                            9,276           7,994
  Inventories.......................................       25,169          17,538
  Prepaid expenses and other........................          126              52
  Deferred tax asset................................        1,001           1,001
                                                          -------         -------

    Total current assets............................       35,572          26,585

Property and equipment, net........................         1,354           1,184
Intangible assets, net.............................           830             871
Note from officer..................................            83              83
Other assets.......................................           148              19
                                                          -------         -------

    Total assets....................................      $37,987          28,742
                                                          =======         =======

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.



                                                    December 31,   June 30,
Liabilities and Shareholders' Equity                   1996          1996
------------------------------------                -----------    --------
                                                      (Note 1)     (Note 1)
                                                    (Unaudited)
                                                        (In thousands)
Current liabilities:
Trade accounts payable.............................   $15,602        8,287
Accrued compensation cost..........................       143           97
Accrued expenses and other liabilities.............       495          600
Income tax payable.................................        --          540
                                                      -------       ------
  Total current liabilities........................    16,240        9,524

Deferred tax liability.............................        26           26
Line of credit.....................................     5,069        3,779
                                                      -------       ------
   Total liabilities...............................    21,335       13,329

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
   authorized, none issued and outstanding.........        --           --
Common stock, no par value; 10,000,000 shares
   authorized, 3,247,986 and 3,235,186 issued and
   outstanding at December 31, 1996 and
   June 30, 1996, respectively.....................    11,958       11,935
Retained earnings..................................     4,694        3,478
                                                      -------       ------
   Total shareholders' equity......................    16,652       15,413
                                                      -------       ------

 Total liabilities and shareholders' equity........   $37,987       28,742
                                                      =======       ======



                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                    CONDENSED INCOME STATEMENTS  (UNAUDITED)


                                           Quarter Ended      Six Months Ended
                                            December 31,        December 31,
                                          1995       1996      1995       1996
                                        -------     ------    ------     ------
                                           (In thousands except share data)
Net sales.............................  $22,437     12,489    42,110     23,277
Cost of goods sold....................   19,407     10,716    36,382     19,928
                                        -------     ------    ------     ------
  Gross profit........................    3,030      1,773     5,728      3,349

Selling, general and administrative
  expenses............................    1,889      1,164     3,557      2,217
Amortization of intangibles...........       21         21        41         41
  Total operating expenses............    1,910      1,185     3,598      2,258
                                        -------     ------    ------     ------

  Operating income....................    1,120        588     2,130      1,091

Other income (expense):
  Gain from contract termination......       --         --        --        200
 Other income (expense) net...........      (88)        51      (169)        45
                                        -------     ------    ------     ------
        Total other income (expense)..      (88)        51      (169)       245

  Income before income taxes..........     1032        639     1,961      1,336
Income taxes..........................      392        249       745        523
                                        -------     ------    ------     ------

     Net income.......................  $   640        390     1,216        813
                                        =======     ======    ======     ======

Net income per share                    $   .18        .11       .35        .23
                                        =======     ======    ======     ======

Weighted average shares outstanding       3,493      3,693     3,478      3,552
                                        =======     ======    ======     ======



                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Six Months Ended
                                                            December 31,
                                                           1996     1995
                                                           (In thousands)
                                                          -------  -------

Net cash used in operating activities...................  $ (973)  (4,909)

Cash flows from investing activities:
 Capital expenditures, net..............................    (340)    (338)
 Payments to MicroBiz...................................       -      (68)
                                                          ------   ------
     Net cash used in investing activities..............    (340)    (406)

Cash flows from financing activities:
 Advances (repayments) on line of credit, net...........   1,290   (1,200)
 Net proceeds from issuance of stock upon:
  Exercise of purchase warrants prior to redemption.....       -    6,342
  Exercise of stock options.............................      23       69
  Exercise of former underwriters' unit
   purchase option......................................       -      437
                                                          ------   ------
  Net cash provided by (used in) financing activities...   1,313    5,648
                                                          ------   ------

   Increase (decrease) in cash..........................       -      333

Cash at beginning of period.............................       -      187
                                                          ------   ------
Cash at end of period...................................  $    -      520
                                                          ======   ======




                  See notes to condensed financial statements.

                               SCANSOURCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the period ended June 30, 1996. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

     Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

     The balance sheet for June 30, 1996 has been derived from the audited balance sheet for that date.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - The Company records revenue when products are shipped.

     Inventories - Inventories consisting of point of sale and bar code equipment are stated at the lower of cost (first-in, first-out method) or market.

(3)  CONTRACT TERMINATION

     As compensation for terminating an operations agreement with the Company and reducing the term of a non-compete agreement, Gates Distributing Inc. (Gates) agreed to pay the Company $1.4 million. The Company recognized the $1.4 million, net of $100,000 of related expenses, as other income in the income statement ratably over the remaining term of the non-compete agreement from September 1994 to August 1995. Therefore the final $200,000 portion of this amount is shown as other income in the six month period ended December 31, 1995.

(4)  LINE OF CREDIT

     In November 1996 the Company closed a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day Libor rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. The outstanding balance on the line of credit was approximately $5.1 million on a borrowing base of $12.2 million, leaving approximately $7.1 million available at December 31, 1996.

(5)  SUBSEQUENT EVENTS

     The Company has negotiated a stock rotation with IBM whereby $6.5 million of inventory will be returned to IBM beginning as early as February 1997. This stock rotation will result in reductions to inventory and trade accounts payable.

     In January 1997 the Company filed a registration statement with the SEC in connection with a public offering of 2,000,000 shares of its common stock.

PART I.  FINANCIAL INFORMATION

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  NET SALES.    Net sales for the quarter ended December 31, 1996 increased 80%
to $22.4 million compared to $12.5 million for the comparable prior year quarter. Net sales increased 81% to $42.1 million for the six months ended December 31, 1996 from $23.3 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to automatic identification (Auto ID) and point of sale (POS) resellers.

  GROSS PROFIT.    Gross profit for the quarter ended December 31, 1996
increased 71% to $3.0 million compared to $1.8 million for the comparable prior year quarter. Gross profit increased 71% to $5.7 million for the six months ended December 31, 1996 from $3.3 million for the comparable prior year period. Gross profit as a percentage of sales for the quarter and six months ended December 31, 1996 was 13.5% and 13.6% compared to 14.2% and 14.4%, respectively, for the comparable prior year periods. The reduction in gross profit as a percentage of sales was the result of a change in the mix of sales which included more lower margin products, as well as a greater number of volume discounts, provided to customers on large orders.

  OPERATING EXPENSES. Operating expenses, which includes selling, general and administrative expenses (SG&A) and amortization, for the quarter ended December 31, 1996 were $1.9 million compared to $1.2 million for the comparable prior
year quarter.   Operating expenses for the six months ended December 31, 1996 were $3.6 million compared to $2.3 million for the comparable prior year period. SG&A as a percentage of sales was 8.4% for both the quarter and six months ended December 31, 1996, compared to 9.3% and 9.5%, respectively, for the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in SG&A.
The decrease in SG&A as a percentage of sales was also the result of efficiencies gained through increased sales volume and accompanying economies of scale.

  OPERATING INCOME.    Operating income for the quarter ended December 31, 1996
increased 90% to $1.1 million from $588,000 for the comparable prior year quarter driven by the improvement in gross profit from increased sales. Operating income increased 95% to $2.1 million for the six months ended December 31, 1996 from $1.1 million for the comparable prior year period. Operating income as a percentage of sales was 5.0% and 5.1%, respectively, for the quarter and six months ended December 31, 1996, compared to 4.7% for both of the comparable prior year periods.

  TOTAL OTHER INCOME (EXPENSE). Total other income (expense) includes interest income (expense), net and gain on contract termination. Interest expense for the quarter and six months ended December 31, 1996 was $88,000 and $169,000, respectively, which resulted from the Company's use of its line of credit to fund growth in receivables and inventory. For the quarter and six months ended December 31, 1995, other income included net interest income of $49,000 and $45,000, respectively, which resulted from earnings on invested proceeds from the issuance of common stock upon the exercise of warrants through September 19, 1995. The Company recognized $200,000 as other income for the six months ended December 31, 1995 associated with the Gates/FA contract termination. This amount constituted the final portion of the gain.

  INCOME TAXES.    Tax expense was provided at a 38% effective rate for both the quarter and six months ended December 31, 1996, and represented the state and federal tax expected to be due after annualizing income to June 30, 1997. Tax expense was provided at a 39% effective rate for the quarter and six months ended December 31, 1995.

  NET INCOME.   Net income for the quarter ended December 31, 1996 increased 64%
to $640,000 from $390,000 for the comparable prior year quarter. Net income for the six months ended December 31, 1996 increased 50% to $1.2 million from $813,000 for the comparable prior year period. Net income as a percentage of sales was 2.9% for both the quarter and six months ended December 31, 1996 compared to 3.1% and 3.5%, respectively, for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its initial operating requirements and growth through private financing totalling $500,000. In March 1994, the Company completed an initial a public offering of common stock and warrants which provided the Company with approximately $4.6 million. The Company also received proceeds of approximately $6.3 million from common stock issued upon the exercise of stock purchase warrants prior to their redemption date in September 1995.

  In November 1996 the Company renegotiated a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day LIBOR rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. The outstanding balance on the line of credit was approximately $5.1 million on a borrowing base of $12.2 million, leaving approximately $7.1 million available at December 31, 1996.

  For the six months ended December 31, 1996, net cash of $973,000 was used in operating activities compared to $4,909,000 for the six months ended December 31, 1995. Cash used in operations was primarily from growth in trade receivables and inventory partially offset by an increase in trade payables.

  Cash used in investing activities of $340,000 for the six months ended December 31, 1996 was primarily for capital expenditures. Cash used in investing activities for the six months ended December 31, 1995 was $406,000 and consisted of $338,000 for capital expenditures and payments to MicroBiz Corporation for $68,000.

  Cash provided by financing activities for the six months ended December 31, 1996 was $1.3 million which represented primarily borrowings on the line of credit. Cash provided by financing activities for the quarter ended December 31, 1995, was $5.6 million and included net proceeds of $6.3 million, $437,000 and $69,000 from the issuance of stock upon the exercise of stock purchase warrants, a portion of the former underwriter's purchase option, and employee stock options, respectively. A portion of these proceeds was used to repay the Company's line of credit for $1.2 million.

  In January 1997 the Company filed a registration statement with the SEC in connection with a public offering of 2,000,000 shares of common stock. The Company believes that the net proceeds from this offering, together with the existing bank line of credit will be sufficient to meet its cash requirements for the next 18 months.

PART II.  OTHER INFORMATION

          Item 1. LEGAL PROCEEDINGS.
                  None.

          Item 2. CHANGES IN SECURITIES.
                  None.

          Item 3. DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
                  (a) The Company's annual meeting of shareholders was held on
                      December 3, 1996.

                  (b) The four directors listed in subsection (c) below were elected at the meeting. The Company has the meeting. no other directors whose term of office continued after the meeting.

                  (c) (i)   Election of Directors:
                                                          Number of Shares
                                                          ----------------
                                                                Withhold
                            Nominees                For         Authority
                            --------                ---         ---------
                            Michael L. Baur       3,081,625        5150
                            Steven H. Owings      3,082,025        4750
                            Steve R. Fischer      3,082,025        4750
                            James G. Foody        3,082,025        4750

                      (ii) Proposal to amend the Company's 1993 Incentive Stock Option Plan, increasing the number of shares reserved for the plan from 200,000 to 280,000, and altering the rights of plan participants to exercise vested plan options after termination of employment:

                                                          Number of Shares
                                                          ----------------
                            For                               3,044,635
                            Against                              13,965
                            Abstain                               3,175
                            Not voted                            25,000

                      (iii) Proposal to ratify the appointment of KPMG Peat
                            Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997:

                                                          Number of Shares
                                                          ----------------
                            For                               3,078,525
                            Against                               7,150
                            Abstain                               1,100


          Item 5. OTHER INFORMATION.
                  Not applicable.

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
                  (a) Exhibit Index is at page 13.
                  (b) Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SCANSOURCE, INC.



                                      /s/  Steven H. Owings
                                    -----------------------------------------
                                    STEVEN H. OWINGS
                                    Chief Executive Officer



                                      /s/  Jeffery A. Bryson
                                    -----------------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer


Date: February 6, 1997

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER         DESCRIPTION
-------         -----------
  3.1     -     Amended and Restated Articles of Incorporation of the
                Registrant. (Incorporated by Reference to Exhibit 3.1 to
                Registrant's Form SB-2 filed with the Commission on February 7,
                1994, Registration No. 33-75026-A).

  3.2     -     Bylaws of the Registrant (Incorporated by Reference to Exhibit
                3.2 to Registrant's Form SB-2 filed with the Commission on
                February 7, 1994, Registration No. 33-75026-A).

  4.1     -     Form of Common Stock Certificate (Incorporated by Reference to
                Exhibit 4.1 to Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

 10.9     -     Stock Option Agreement dated July 1, 1993 covering stock options issued to Michael L. Baur. (Incorporated by Reference to Exhibit
                10.9 to the Registrant's Form SB-2 filed with the Commission on
                February 7, 1994, Registration No. 33-75026-A).

 10.10    -     1993 Incentive Stock Option Plan (As Amended) of the Registrant
                and Form of Stock Option Agreement.

 10.11    -     1994 Stock Option Plan for Outside Directors of the Registrant
                and Form of Stock Option Agreement. (Incorporated by Reference
                to Exhibit 10.11 to the Registrant's Form SB-2 filed with the
                Commission on February 7, 1994, Registration No. 33-75026-A).

 10.13    -     Stock Option Agreement dated December 30, 1993 covering stock options issued to Irwin Lieber. (Incorporated by Reference to
                Exhibit 10.13 to the Registrant's Form SB-2 filed with the
                Commission on February 7, 1994, Registration No. 33-75026-A).

 10.18    -     Agreement to Terminate Distribution Services dated June 24, 1994 between the Registrant and Gates/FA Distributing, Inc.
                (Incorporated by Reference to Exhibit 99.1 to Registrant's Form
                8-K filed with the Commission on June 6, 1994).

 10.19    -     Stock Option Agreement dated September 1, 1995 between Globelle,
                Inc., the Registrant, and Dennis Gates. (Incorporate by
                reference to Exhibit 10.19 to the Registrant's Form 10-KSB for
                the fiscal year ended June 30, 1996).

 10.20    -     Letter agreement dated September 1, 1995 between the Registrant and Transition Marketing, Inc. (Incorporated by reference to
                Exhibit 10.20 to the Registrant's Form 10-KSB for the fiscal year ended June 30, 1996).

 10.21    -     Software License Agreement dated April 18, 1995 between the
                Registrant and Technology Marketing Group, Inc. d/b/a Globelle,
                including letter agreement dated November 22, 1995 between the parties with respect to stock options. (Incorporated by
                reference to Exhibit 10.21 to the Registrant's registration statement on Form S-3 filed with the Commission on December 29,
                1995, Registration No. 33-81043).

 10.22    -     Schedule of Material Details of Unit Purchase Option Agreements
                dated March 18, 1994, between the Registrant and each of David
                M. Nussbaum, Robert Gladstone, Roger Gladstone, and Richard
                Buonocoure (Form of Unit Purchase Option Agreement incorporated by reference to Exhibit 4.3 to the Registrant's Form SB-2 filed with the Commission on March 2, 1994, Registration No. 33-75026-
                A and Schedule of Materials Details incorporated by reference to
                Exhibit 10.22 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.23    -     Stock Warrant dated November 29, 1995 from the Registrant to Eli
                Oxenhorn. (Incorporated by reference to Exhibit 10.23 to the
                Registrant's Form S-1 filed with the Commission on January 23,
                1997, Registration No. 333-20231).

 10.24    -     Stock Warrant dated November 29, 1995 from the Registrant to
                Barry Rubenstein. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1 filed with the Commission on
                January 23, 1997, Registration No. 333-20231).

 10.25*   -     Agreement for Wholesale Financing (Security Agreement) dated
                April 8, 1996 between the Registrant and IBM Credit Corporation, including letter agreement dated April 17, 1996 between the parties. (Incorporated by reference to Exhibit 10.25 to the
                Registrant's Form S-1 filed with the Commission on January 23,
                1997, Registration No. 333-20231).

 10.26    -     Intercreditor Agreement dated April 8, 1996 among the
                Registrant, IBM Credit Corporation, and Branch Banking and Trust
                Company. (Incorporated by reference to Exhibit 10.26 to the
                Registrant's Form S-1 filed with the Commission on January 23,
                1997, Registration No. 333-20231).

 10.27    -     Loan and Security Agreement dated November 25, 1996 between the
                Registrant and Branch Banking and Trust Company. (Incorporated
                by reference to Exhibit 10.27 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration
                No. 333-20231).

 10.28    -     Employment Agreement dated as of January 1, 1997 between the
                Registrant and Steven H. Owings. (Incorporated by reference to
                Exhibit 10.28 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.29    -     Employment Agreement dated as of January 1, 1997 between the
                Registrant and Michael L. Baur. (Incorporated by reference to
                Exhibit 10.29 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).


EXHIBIT
 NUMBER         DESCRIPTION
-------         -----------
 10.30    -     Employment Agreement dated as of January 1, 1997 between the
                Registrant and Jeffery A. Bryson. (Incorporated by reference to
                Exhibit 10.30 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.31    -     Stock Option Agreement dated July 18, 1996 covering stock
                options granted to Steven R. Fisher. (Incorporated by reference to Exhibit 10.31 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.32    -     Stock Option Agreement dated July 18, 1996 covering stock
                options granted to James G. Foody. (Incorporated by reference to
                Exhibit 10.32 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.33    -     Stock Option Agreement dated December 3, 1996 covering stock options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.34    -     Stock Option Agreement dated December 3, 1996 covering stock options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.34 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.35*   -     Distribution Agreement dated October 1, 1994 between the
                Registrant and Symbol Technologies, Inc. (Incorporated by
                reference to Exhibit 10.35 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration
                No. 333-20231).

 10.36*   -     Distribution Agreement dated January 1, 1996 between the
                Registrant and IBM Corporation. (Incorporated by reference to
                Exhibit 10.36 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.37    -     Stock Option Agreement dated January 17, 1997 covering options granted to Steven H. Owings. (Incorporated by reference to
                Exhibit 10.37 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.38    -     Stock Option Agreement dated January 17, 1997 covering options granted to Michael L. Baur. (Incorporated by reference to
                Exhibit 10.38 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 10.39    -     Stock Option Agreement dated January 17, 1997 covering options granted to Jeffrey A. Bryson. (Incorporated by reference to
                Exhibit 10.39 to the Registrant's Form S-1 filed with the
                Commission on January 23, 1997, Registration No. 333-20231).

 11       -     Statement re: Computation of Per Share Earnings. (Incorporated
                by reference to Exhibit 11 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration
                No. 333-20231).

 27       -     Financial Data Schedule.

-----------
* Confidential Treatment pursuant to 17 CFR (S)(S) 200.80, 200.83, and 230.406 and 5 USC (S) 502 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.