Form 10-Q
period 1997-03-01
SCANSOURCE INC
filed 1997-05-12
CIK 918965

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                                   (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997 or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number 1-12842


                               ScanSource, Inc.
-----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


          South Carolina                                 57-0965380
--------------------------------            -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporated or organization)

     6 Logue Court, Suite G
         Greenville, SC                                     29615
--------------------------------            ----------------------------------
(Address of principal executive                          (Zip Code)
offices)

                                (864) 288-2432
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        -------       ------

As of March 31, 1997, 3,247,986 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                                 March 31, 1997


PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       --------

          Item 1. Financial Statements (Unaudited)......................   2

                  Condensed Balance Sheets..............................   2
                  Condensed Income Statements...........................   4
                  Condensed Statements of Cash Flows....................   5
                  Notes to Condensed Financial Statements...............   6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   8


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.....................................  10
          Item 2. Changes in Securities.................................  10
          Item 3. Defaults Upon Senior Securities.......................  10
          Item 4. Submission of Matters to a Vote of Security-Holders...  10
          Item 5. Other Information.....................................  10
          Item 6. Exhibits and Reports on Form 8-K......................  10

SIGNATURES..............................................................  12

EXHIBIT INDEX...........................................................  13

PART I.      FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS

                               SCANSOURCE, INC.

                           CONDENSED BALANCE SHEETS



                                                     March 31,      June 30,
                                                        1997          1996
                                                     ---------     ----------
                                                      (Note 1)      (Note 1)
                                                    (Unaudited)
                                                        (In thousands)

                             Assets
                             ------
Current assets:
  Cash.............................................  $     --               --

 Receivables:
   Trade, less allowance for doubtful accounts of
   $834,000 at March 31, 1997 and
   $527,000 at June 30, 1996.......................     10,809           7,463
 Other.............................................        604             531
                                                       -------          ------
                                                        11,413           7,994
 Inventories.......................................     22,907          17,538
 Prepaid expenses and other........................        550              52
 Deferred offering costs...........................        378              --
 Deferred tax asset................................      1,001           1,001
                                                       -------          ------
   Total current assets............................     36,249          26,585

Property and equipment, net........................      1,526           1,184
Intangible assets, net.............................        809             871
Note from officer..................................         83              83
Other assets.......................................        168              19
                                                       -------          ------
   Total assets....................................    $38,835          28,742
                                                       =======          ======


                 See notes to condensed financial statements.

                                SCANSOURCE, INC.

                                                     March 31, June 30,
Liabilities and Shareholders' Equity                   1997      1996
---------------------------------------------------  --------- --------
                                                     (Note 1)  (Note 1)
                                                    (Unaudited)
                                                        (In thousands)
Current liabilities:
Trade accounts payable.............................   $15,249    8,287
Accrued compensation cost..........................       245       97
Accrued expenses and other liabilities.............       755      600
Income tax payable.................................        --      540
                                                      -------   ------
  Total current liabilities........................    16,249    9,524

Deferred tax liability.............................        26       26
Line of credit.....................................     5,292    3,779
                                                      -------   ------
   Total liabilities...............................    21,567   13,329

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
   authorized, none issued and outstanding.........        --       --
Common stock, no par value; 10,000,000 shares
   authorized, 3,247,986 and 3,235,186 issued and
   outstanding at March 31, 1997 and
   June 30, 1996, respectively.....................    11,960   11,935
Retained earnings..................................     5,308    3,478
                                                      -------   ------
   Total shareholders' equity......................    17,268   15,413
                                                      -------   ------

 Total liabilities and shareholders' equity........   $38,835   28,742
                                                      =======   ======



                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                    CONDENSED INCOME STATEMENTS  (UNAUDITED)

                                        Quarter Ended    Nine Months Ended
                                           March 31,          March 31,
                                        1997      1996    1997       1996
                                        ----      ----    ----       ----
                                       (In thousands except per share data)


Net sales............................   $23,644   14,355  65,754   37,632
Cost of goods sold...................    20,470   12,290  56,852   32,218
                                        -------   ------  ------   ------

  Gross profit.......................     3,174    2,065   8,902    5,414
Selling, general and administrative
  expenses...........................     2,000    1,271   5,556    3,487
Amortization of intangibles..........        20       20      61       62
  Total operating expenses                2,020    1,291   5,617    3,549
                                        -------   ------  ------   ------
  Operating income...................     1,154      774   3,285    1,865

Other income (expense):
  Gain from contract termination.....        --       --      --      200
  Other income (expense) net.........      (164)      30    (334)      75
                                        -------   ------  ------   ------
     Total other income (expense)....      (164)      30    (334)     275

  Income before income taxes.........       990      804   2,951    2,140

Income taxes.........................       376      315   1,121      838
                                        -------   ------  ------   ------

     Net income......................   $   614      489   1,830    1,302
                                        =======   ======  ======   ======

Net income per share                    $   .18      .13     .53      .36
                                        =======   ======  ======   ======

Weighted average shares outstanding       3,471    3,670   3,476    3,592
                                        =======   ======  ======   ======


                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Nine Months Ended
                                                             March 31,
                                                         1997     1996
                                                         ----     ----
                                                         (In thousands)

Net cash used in operating activities................  $ (931)  (3,822)

Cash flows from investing activities:
 Capital expenditures, net...........................    (607)    (431)
     Payments to MicroBiz............................      --     (141)
                                                       ------   ------
      Net cash used in investing activities..........    (607)    (572)

Cash flows from financing activities:
 Advances (repayments) on line of credit, net........   1,513   (1,200)
 Repurchase of shares from Gates.....................      --     (875)
 Net proceeds from issuance of stock upon:
  Exercise of purchase warrants prior to redemption..      --    6,342
  Exercise of former underwriters' unit
    purchase option..................................      --      437

  Exercise of stock options..........................      25      554
                                                       ------   ------
   Net cash provided by financing activities.........   1,538    5,258
                                                       ------   ------

    Increase in cash.................................      --      864
Cash at beginning of period..........................      --      186
                                                       ------   ------
Cash at end of period................................  $   --    1,050
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

(3)  CONTRACT TERMINATION

     As compensation for terminating an operations agreement with the Company and reducing the term of a non-compete agreement, Gates Distributing Inc. (Gates) agreed to pay the Company $1.4 million. The Company recognized the $1.4 million, net of $100,000 of related expenses, as other income in the income statement ratably over the remaining term of the non-compete agreement from September 1994 to August 1995. Therefore the final $200,000 portion of this amount is shown as other income in the nine month period ended March 31, 1996.

     In connection with the termination of the operations agreement, the Company had a right to repurchase 250,000 shares of its stock held by Gates for $3.50 per share which it exercised March 1996 for $875,000.

(4)  LINE OF CREDIT

     In November 1996 the Company closed a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day Libor rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. The outstanding balance on the line of credit was $5.3 million on a borrowing base of $13 million, leaving $7.7 million available at March 31, 1997.

(5)  DEFERRED OFFERING COSTS

     In March 1997 the Company postponed a planned public offering of up to 2 million shares of its common stock due to markets conditions. In connection with the planned offering, the Company incurred offering costs which have been deferred in the accompanying balance sheet.

(6)  SUBSEQUENT EVENT

     The Company has negotiated a stock rotation with IBM whereby $6.5 million of inventory will be returned to IBM. This stock rotation began in April 1997 and will result in reductions to inventory and trade accounts payable.

PART I.    FINANCIAL INFORMATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  NET SALES.    Net sales for the quarter ended March 31, 1997 increased 64% to
$23.6 million compared to $14.4 million for the comparable prior year quarter. Net sales increased 75% to $65.8 million for the nine months ended March 31, 1997 from $37.6 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to automatic identification (Auto ID) and point of sale (POS) resellers.

  GROSS PROFIT.    Gross profit for the quarter ended March 31, 1997 increased
52% to $3.2 million compared to $2.1 million for the comparable prior year quarter. Gross profit increased 65% to $8.9 million for the nine months ended March 31, 1997 from $5.4 million for the comparable prior year period. Gross profit as a percentage of sales for the quarter and nine months ended March 31, 1997 was 13.6% and 13.5% compared to 14.6% and 14.4%, respectively, for the comparable prior year periods. The reduction in gross profit as a percentage of sales was the result of a change in the mix of sales which included more lower margin products, as well as a greater number of volume discounts provided to customers on large orders.

  OPERATING EXPENSES. Operating expenses, which includes selling, general and administrative expenses (SG&A) and amortization, for the quarter ended March 31, 1997 were $2.0 million compared to $1.3 million for the comparable prior year
quarter.   Operating expenses for the nine months ended March 31, 1997 were $5.6 million compared to $3.5 million for the comparable prior year period. SG&A as a percentage of sales was 8.5% for both the quarter and nine months ended March 31, 1997 compared to 9.0% and 9.3%, respectively, for the comparable prior year periods. Generally, lower gross margin sales require the Company to provide
fewer value-added services causing a corresponding decrease in SG&A.   The
decrease in SG&A as a percentage of sales was also the result of efficiencies gained through increased sales volume and accompanying economies of scale.

  OPERATING INCOME.    Operating income for the quarter ended March 31, 1997
increased 55% to $1.2 million from $774,000 for the comparable prior year quarter driven by the improvement in gross profit from increased sales. Operating income increased 74% to $3.3 million for the nine months ended March 31, 1997 from $1.9 million for the comparable prior year period. Operating income as a percentage of sales was 5.0% for both the quarter and nine months ended March 31, 1997, compared to 5.4% and 5.0%, respectively, for the comparable prior year periods.

  TOTAL OTHER INCOME (EXPENSE). Total other income (expense) includes interest income (expense), net and gain on contract termination. Interest expense for the quarter and nine months ended March 31, 1997 was $121,000 and $266,000, respectively, which resulted from the Company's use of its line of credit to fund growth in receivables and inventory. For the quarter and nine months ended March 31, 1996, other income included net interest income of $28,000 and $82,000, respectively, which resulted from earnings on invested proceeds from the issuance of common stock upon the exercise of warrants through September 1995. The Company recognized $200,000 as other income for the nine months ended March 31, 1996 associated with the Gates contract termination.
This amount constituted the final portion of the gain.

  INCOME TAXES.    Tax expense was provided at a 38% effective rate for both the quarter and nine months ended March 31, 1997, and represented the state and federal tax expected to be due after annualizing income to June 30, 1997. Tax expense was provided at a 39% effective rate for the quarter and nine months ended March 31, 1996.

  NET INCOME.   Net income for the quarter ended March 31, 1997 increased 26% to
$614,000 from $489,000 for the comparable prior year quarter. Net income for the nine months ended March 31, 1997 increased 38% to $1.8 million from $1.3 million for the comparable prior year period. Net income as a percentage of sales was 2.6% and 2.7% for the quarter and nine months ended March 31, 1997 compared to 3.4% and 3.5%, respectively, for the comparable prior year periods. Excluding the effect of the gain from contract termination, net income for the nine months ended March 31, 1997 would have increased by 50% to $1.8 million, or 2.6% of sales, from $1.2 million, or 3.1% of sales, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its initial operating requirements and growth through private financing totalling $500,000. In March 1994, the Company completed an initial public offering of common stock and warrants which provided the Company with approximately $4.6 million. The Company also received proceeds of approximately $6.3 million from common stock issued upon the exercise of stock purchase warrants prior to their redemption date in September 1995.

  In November 1996 the Company renegotiated a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day LIBOR rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. The outstanding balance on the line of credit was $5.3 million on a borrowing base of $13 million, leaving $7.7 million available at March 31, 1997.

  For the nine months ended March 31, 1997, net cash of $931,000 was used in operating activities compared to $3.8 million for the nine months ended March 31, 1996. Cash used in operations was primarily from growth in trade receivables and inventory partially offset by an increase in trade payables.

  Cash used in investing activities of $607,000 for the nine months ended March 31, 1997 was primarily for capital expenditures. Cash used in investing activities for the nine months ended March 31, 1996 was $572,000 and consisted of $431,000 for capital expenditures and payments to MicroBiz Corporation for $141,000.

  Cash provided by financing activities for the nine months ended March 31, 1997 was $1.5 million which represented primarily borrowings on the line of credit. Net cash provided by financing activities for the nine months ended March 31, 1996, was $5.3 million and included net proceeds of $6.3 million, $437,000 and $554,000 from the issuance of stock upon the exercise of stock purchase warrants, a portion of the former underwriter's purchase option, and stock options, respectively. A portion of these proceeds was used to repay the Company's line of credit for $1.2 million.

PART II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS.
                   None.

          Item 2.  CHANGES IN SECURITIES.
                   None.

          Item 3.  DEFAULTS UPON SENIOR SECURITIES.
                   Not applicable.

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
                   None

          Item 5.  OTHER INFORMATION.
                   Not applicable.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                   (a) Exhibit Index is at page 13

                   (b) The Company filed a report on Form 8K on March 24, 1997 to announce the withdrawal of a registration statement for a public offering of 2 million shares of common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SCANSOURCE, INC.



                                    /s/  Steven H. Owings
                                   ------------------------------------
                                    STEVEN H. OWINGS
                                    Chief Executive Officer



                                    /s/  Jeffery A. Bryson
                                    -----------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer



Date: May _____, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION

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

10.10 - 1993 Incentive Stock Option Plan (As Amended) of the Registrant and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

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

10.19 - Stock Option Agreement dated September 1, 1995 between Globelle, Inc., the Registrant, and Dennis Gates. (Incorporated by reference to Exhibit
        10.19 to the Registrant's Form 10-KSB for the fiscal year ended June 30,
        1996).

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

10.22 - Schedule of Material Details of Unit Purchase Option Agreements dated March 18, 1994, between the Registrant and each of David M. Nussbaum, Robert Gladstone, Roger Gladstone, and Richard Buonocoure, including form of letter agreement dated February 7, 1997 between the parties (Form of Unit Purchase Option Agreement incorporated by reference to Exhibit 4.3 to the Registrant's Form SB-2 filed with the Commission on March 2, 1994, Registration No. 33-75026-A and Schedule of Materials Details and form of letter agreement incorporated by reference to
        Exhibit 10.22 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.23 - Stock Warrant dated November 29, 1995 from the Registrant to Eli Oxenhorn. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.24 - Stock Warrant dated November 29, 1995 from the Registrant to Barry Rubenstein. (Incorporated by reference to Exhibit 10.24 to Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.25*- Agreement for Wholesale Financing (Security Agreement) dated April 8,
        1996 between the Registrant and IBM Credit Corporation, including letter agreement dated April 17, 1996 between the parties. (Incorporated by reference to Exhibit 10.25 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

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

10.35*- Distribution Agreement dated October 1, 1994 between the Registrant and
        Symbol Technologies, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.36*- Distribution Agreement dated January 1, 1996 between the Registrant and
        IBM Corporation. (Incorporated by reference to Exhibit 10.36 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

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

27    - Financial Data Schedule.

----------------------------------------
* Confidential Treatment pursuant to 17 CFR (S)(S) 200.80, 200.83, and 230.406 and 5 USC (S) 502 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.