Form 10-K
period 1997-06-30
SCANSOURCE INC
filed 1997-09-05
CIK 918965

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997         COMMISSION FILE NUMBER: 1-12842

                               ----------------

                               SCANSOURCE, INC.
            (Exact name of registrant as specified in its charter)

           SOUTH CAROLINA                              57-0965380
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)


       6 LOGUE COURT, SUITE G                             29615
     GREENVILLE, SOUTH CAROLINA                        (Zip Code)
   (Address of principal executive
              offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (864) 288-2432

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at September 2, 1997 was $56,065,657, as computed by reference to the average bid and asked prices of such stock on such date.

As of June 30, 1997, 3,249,183 shares of the Registrant's Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be furnished in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this form.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  ScanSource Inc., ("ScanSource" or the "Company") is a leading value-added wholesale distributor of automatic identification ("Auto ID") and point of sale ("POS") products. These specialty technology products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management.

PRODUCTS AND MARKETS

  The Company currently markets approximately 8,200 products from over 40 hardware and software vendors from its central warehouse in Memphis, Tennessee to approximately 6,700 reseller customers in the United States and Canada. The Company primarily distributes Auto-ID and POS products which interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, and warehouse management.

  Auto-ID technology incorporates the capabilities for electronic recognition and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, portable data collection devices, keyboard wedges, and magnetic stripe readers. As Auto-ID technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping, and warehouse management to more advanced applications such as medical research. POS technology consists of devices used for the capture, processing, analysis, and dissemination of transaction data. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment, and fully integrated processing units used primarily in retail applications.

  In addition to Auto-ID and POS, the Company believes that other specialty technologies, such as telephony (including PBXs, key systems, telephone handsets, cabling, and voice mail), have similar market characteristics, thereby making them attractive for wholesale distribution.

INDUSTRY OVERVIEW

  The distribution channels for specialty technology products generally consist of manufacturers, wholesale distributors such as ScanSource, resellers, and end-users. In recent years, these distribution channels have evolved through three stages: (i) direct sales by manufacturers to end-users;
(ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end-users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sell only to resellers who, in turn, sell directly to end-users.

  Currently, the wholesale distribution channel is highly fragmented, comprised of several large national distributors and many smaller regional distributors. Large national distributors are engaged primarily in conventional order fulfillment and typically offer few value-added services, while small regional distributors are limited in the scale and scope of their operations and services.

  Competition among an expanding number of manufacturers has caused product prices to decrease and product applications to expand, which has resulted in an increasing number of resellers entering the market in order to support a broader base of potential end-users. As the number of resellers and end-users grows, competition among manufacturers and within the reseller channel has intensified, resulting in a less orderly market structure. As a result of the transition of specialty technology products to open-systems (whereby a variety of manufacturers' products can be configured together to create a system solution), both manufacturers and resellers have become more dependent upon wholesale distributors such as ScanSource for the organization and maintenance of an efficient market structure.

  In addition, manufacturers which face declining product prices and rising costs of direct sales increasingly rely upon value-added wholesale distributors for outsourcing certain support functions, such as product assortment, delivery, inventory management, technical assistance, and marketing. At the same time, shortened product life cycles and the introduction of new products and applications have caused resellers increasingly to rely on wholesale distributors for various inventory management, financing, technical support, and related functions. The Company believes that as the reseller market grows and becomes more fragmented, and as specialty technology products continue to transition to open systems, the wholesale distribution channel in which the Company operates will become increasingly more important.

VENDORS

  The Company's vendors include most of the leading Auto-ID and POS manufacturers, including Cherry Electrical, Cognitive Solutions, Datamax, Eltron, Epson America, IBM, Intermec, Ithaca Peripherals, Metrologic, Micro-Touch Systems, MMF Cash Drawer, Monarch Marking Systems, Percon, PSC, Spectra-Physics, StrandWare, Symbol Technologies, and Zebra Technologies. In addition to distributing Auto-ID and POS products, the Company entered into an agreement with Lucent Technologies in February 1997 for the distribution of telephony products, including PBXs, key systems, telephone handsets, cabling, and voice mail.

  The Company's merchandising director recruits vendors and manages important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training, and monitoring rebate programs and various contract terms and conditions. The Company generally enters into non-exclusive distribution agreements with vendors. These agreements typically provide the Company with stock rotation and price protection provisions that may mitigate the risk of loss from slow moving inventory, vendor price reductions, product updates or obsolescence. Some of these distribution agreements contain minimum purchase amounts in order to receive preferential prices. The distribution agreements are generally terminable on 30 to 120 days' notice by either party.

CUSTOMERS

  The Company's reseller customers currently include approximately 6,700 active value-added reseller accounts ("VARS") located in the U.S. and Canada. No single customer accounted for more than five percent of the Company's net sales in fiscal 1997. The Company segments its significant reseller customers into the following four broad categories:

  Auto-ID VARs. These resellers focus on selling Auto-ID products as a tailored software or integrated hardware solution for end-users' existing applications. Primary industries served by these resellers include manufacturing, distribution, health care, and pharmaceuticals.

  POS VARs. These resellers are comprised of: (i) former computer resellers with comprehensive knowledge of networking; and (ii) former cash register dealers who have entered the POS market in response to retailers' demand for integrated, PC-based POS systems. Primary industries served by these resellers include hospitality, convenience, grocery, and other retail markets.

  Application VARs. These resellers incorporate various Auto-ID and POS products as part of customized technology solutions for their end-users. These resellers serve vertical markets, such as lumber yards or automotive parts businesses, rather than broader horizontal applications, such as general office automation. The Company's technical support, systems integration, and Professional Services Group represent attractive "partnering" opportunities with these resellers.

  General or PC VARs. These resellers develop computer solutions for their end-users' microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as Auto-ID or POS.

SALES AND MARKETING

  The Company's sales force is comprised of 37 inside sales representatives located in South Carolina, California, and Georgia. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several product managers who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and product manager receives comprehensive training with respect to the technical characteristics of each vendor's products. This training is supplemented by quarterly product seminars conducted by vendors' representatives and by weekly meetings among all product managers, marketing and sales representatives.

  The Company provides a range of marketing services which include: cooperative advertising with vendors through trade publications and direct mail; a product catalog which is published three times per year; periodic newsletters; management of sales leads; trade shows with software companies and vendors; direct mail; and sales promotions. In addition, the Company organizes and operates its own "Solutions USA" trade show on a quarterly basis to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

  In order to promote growth in the POS market, the Company recently established a business development team focused on recruiting IBM "partners", and has thus far signed 98 IBM independent software vendors in 80 different geographic and vertical markets. The team has also recruited over 630 approved resellers for IBM-branded POS products.

VALUE-ADDED SERVICES

  In addition to the basic order fulfillment and credit services that conventional wholesale distributors typically provide to resellers, the Company differentiates itself by providing an array of value-added services, including the following:

  Pre-Sale Technical Support. Technical support personnel assist the reseller with systems configuration as the order is placed. Pre-sale support also includes testing products to ensure their compatibility with other products and applications.

  Post-Sale Technical Support. Technical support personnel also assist sales representatives and customers in diagnosing and solving technical, configuration, or compatibility issues which may arise after sale. Technical support personnel will, if necessary, serve as a liaison or advocate between the manufacturer and the reseller.

  Bundling of Separate Product Assortments into Solution Kits. Product managers and technical support personnel work together to select specific products that are compatible and continually develop "solution kits" or bundles to better meet the reseller's needs.

  Professional Services Group. The Company's Professional Services Group assists resellers with pen-based programming and radio-frequency data collection applications, areas in which resellers need greater technical expertise. This group offers needs-analysis, pre-sale equipment configuration, sales assistance, site surveys, on-site installation, post-sale maintenance, software programming (both utilities and applications), and project management.

OPERATIONS

 Information System

  The Company's information system is a highly scalable, centralized processing system capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, and accounting. Sales representatives rely on the information system for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company's warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company's information system. The customer service and technical support departments employ the system for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company's buyers depend on the system's purchasing and receiving functions to track inventory on a continual basis.

 Central Warehouse and Shipping

  The Company's 81,000 square foot warehouse facility (of which it currently occupies approximately 40,000 square feet) is located approximately four miles from the FedEx hub facility in Memphis, Tennessee. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of "safety stock" inventory, which, in turn reduces the Company's working capital borrowings; (ii) an increased turnover rate by tighter control over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

  The Company's objective is to ship on the same day all orders received by 8:00 p.m. Eastern Time. Orders are currently processed in the central warehouse, where bar code technology is utilized to minimize shipping errors. The Company also has an automated package handling system used to send products from the picking area to invoicing stations. Upon fulfillment of the order, the package is immediately shipped to the reseller or "drop-shipped" to an end-user specified by the reseller by FedEx or UPS overnight service. The Company charges its customers local ground delivery rates for this service.

 Credit Services

  The Company routinely offers 20-day credit terms for qualified resellers. The Company believes this policy eliminates the customer's need to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor planning and lease financing for its resellers through a number of credit institutions.

COMPETITION

  The markets in which the Company operates are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. The Company's competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company's vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers which sell to franchisees, third-party dealers and end-users. Certain of the Company's current and potential competitors have greater financial, technical, marketing, and other resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Such competition could also result in price reductions, reduced margins, and loss of market share by the Company.

EMPLOYEES

  As of August 31, 1997, the Company had 131 employees, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

SERVICE MARKS

  The Company conducts its business under the trademark and service mark "ScanSource." The Company has been issued registrations for the mark "ScanSource" in the United States and Canada. The Company is also pursuing registrations of its trademarks and service marks "Catalyst" and "Catalyst Telecom" in the United States and Canada. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks, and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  Certain of the statements contained in this PART I, Item 1 (Business) and
PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's activities and/or actual results in fiscal 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new products markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operations results, and the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission, including, without limitation, the Company's Form S-1 dated February 28, 1997.

ITEM 2. PROPERTIES.

  The Company leases approximately 25,000 square feet in Greenville, South Carolina for its principal executive and sales office. The lease for about half of this space expires in September 1998 and for the balance of this space in September 2001. The Company's 81,000 square foot distribution center in Memphis, Tennessee is leased through November 2000. The Company also leases small offices in Tustin, California and Norcross, Georgia. Management believes the Company's office and warehouse facilities are adequate to support its current level of operations.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any legal proceedings it believes could have a material adverse effect on its business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth, for the periods indicated, the high and low bid quotations on the Nasdaq SmallCap Market and the high and low closing prices on the Nasdaq National Market. On October 11, 1995, the Common Stock ceased trading on the Nasdaq SmallCap Market and commenced trading on the Nasdaq National Market under the symbol "SCSC." The Nasdaq SmallCap Market quotations reflect inter-dealer quotations, without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                    THE NASDAQ
                                                     NATIONAL      THE NASDAQ
                                                      MARKET     SMALLCAP MARKET
                                                   ------------- ---------------
                                                    HIGH   LOW    HIGH     LOW
                                                   ------ ------ ------- -------
Fiscal 1996
 First quarter....................................               $13 1/4 $ 9 1/4
 Second quarter................................... $   17 $   11  12 1/2  11 1/4
 Third quarter.................................... 16 5/8 12 1/2
 Fourth quarter................................... 15 1/2 13 1/4
Fiscal 1997
 First quarter....................................     14 10 3/4
 Second quarter...................................     16 12 2/4
 Third quarter.................................... 18 5/8     14
 Fourth quarter...................................     15 13 1/2

  On June 30, 1997, the closing price of the Common Stock on the Nasdaq National Market was $14 3/8 per share. On June 30, 1997, there were 49 shareholders of record of Common Stock.

  In May 1997, the Company granted non-qualified stock options for 25,000 shares of its common stock to nine individuals in return for their provision of consulting and other services related to the Company's formation of its Catalyst Telecom division. Such options were granted, and the shares subject thereto will be issued upon exercise, if any, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

  The Company has never declared or paid cash dividends on its Common Stock, and it is currently the intention of the Board of Directors not to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance its operations.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected financial information data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein. The following selected financial data for the seven months ended June 30, 1993 and for each of the years in the following four-year period ended June 30, 1997 have been derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, independent accountants. The audited financial statements of the Company as of June 30, 1996 and 1997 and for each of the years in the three-year period ended June 30, 1997 are included elsewhere herein.

                                          FISCAL YEAR ENDED JUNE 30,
                                    -------------------------------------------
                                    1993(1)    1994     1995     1996    1997
                                    -------   -------  -------  ------- -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
 Net sales......................... $2,383    $16,089  $34,235  $55,670 $93,922
 Cost of goods sold................  2,041     13,676   29,444   47,856  81,361
                                    ------    -------  -------  ------- -------
 Gross profit......................    342      2,413    4,791    7,814  12,561
 Selling, general and administra-
  tive expenses....................    578      1,718    3,128    4,955   7,918
 Amortization of intangibles.......      7         50       83       83      83
                                    ------    -------  -------  ------- -------
  Total operating expenses.........    585      1,768    3,211    5,038   8,001
                                    ------    -------  -------  ------- -------
 Operating income (loss)...........   (243)       645    1,580    2,776   4,560
 Gain from contract termination,
  net..............................    --         --     1,000      200     --
 Other income (expense), net(2)....      5       (150)     (72)      75    (464)
                                    ------    -------  -------  ------- -------
  Total other income (expense).....      5       (150)     928      275    (464)
                                    ------    -------  -------  ------- -------
 Income (loss) before income taxes.   (238)       495    2,508    3,051   4,096
 Income taxes......................      5        143      997    1,193   1,556
                                    ------    -------  -------  ------- -------
 Net income (loss)(3).............. $ (243)   $   352  $ 1,511  $ 1,858 $ 2,540
                                    ======    =======  =======  ======= =======
 Fully diluted net income (loss)
  per share(3)..................... $(0.31)   $  0.23  $  0.50  $  0.53 $  0.73
                                    ======    =======  =======  ======= =======
 Fully diluted weighted average
  shares outstanding...............    773      1,663    3,271    3,560   3,465
                                                AS OF JUNE 30,
                                    -------------------------------------------
                                     1993(1)   1994     1995     1996    1997
                                    -------   -------  -------  ------- -------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital................... $  216    $ 4,888  $ 6,530  $17,061 $20,181
 Total assets......................  2,017      6,740   13,939   28,742  38,288
 Total bank debt...................    120        --     1,200    3,779   5,391
 Total shareholders' equity........    212      4,751    6,396   15,413  18,325

- --------
(1) Fiscal 1993 consisted of approximately seven months from the Company's inception in December 1992.
(2) Includes net interest income (expense) and net other income (expense).
(3) Excluding the net effect of a one-time gain from a contract termination payment by Gates/FA Distributing, Inc. and the net effect of an additional warehouse relocation in May 1995, the Company's net income and net income per share for fiscal 1995 and 1996 would have been $911,000 and $1,738,000, and $0.32 and $0.50, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. This discussion and analysis should be read in conjunction with "Selected Financial Data" and the Financial Statements and the Notes thereto included elsewhere in this Report.

OVERVIEW

  The Company was incorporated in December 1992 as a joint venture with Gates/FA Distributing, Inc. ("Gates"), a distributor of personal computer products. The Company began as a distributor of Auto-ID products, including bar code scanners and bar code label printers, but rapidly expanded into the distribution of POS products, initially in April 1993 through the acquisition of Alpha Data Systems, a POS distributor. In March 1994, the Company completed an initial public offering of common stock. In July 1994, the Company acquired MicroBiz Corp. ("MicroBiz"), another POS distributor, and in March 1996, it purchased Gates' remaining interest in the Company.

  From fiscal 1994 to fiscal 1997, net sales increased at a compound annual rate of 80% to $93.9 million, while over the same period operating income increased at a 92% compound annual rate to $4.6 million. Growth in net sales has been principally driven by competitive product pricing, selective expansion of its product line, intensive marketing efforts to the reseller channel, and strategic acquisitions. Results have benefitted significantly from expanded marketing efforts to recruit new reseller customers and from the addition of significant new vendor relationships. Net sales for fiscal 1995 were enhanced by the addition of Epson America's receipt printers, Zebra Technologies' bar code label printers, and Micro-Touch's POS touch screen monitors. In fiscal 1996, the Company established Transition Marketing, Inc., a corporation owned by the Company and a private investor, to enhance the Company's market presence through the sponsorship of regional quarterly trade shows to showcase specialty technology hardware and software solutions for reseller customers. In January 1997 the Company began distributing Intermec's full line of bar code products, and in February 1997, after contracting with Lucent Technologies, the Company formed a new division called "Catalyst Telecom" to distribute business telephony solutions to interconnect resellers.

  The Company's operating income growth has historically been driven by increasing gross profit and disciplined control of operating expenses. The Company's business strategy features a sophisticated information system, streamlined management, and centralized distribution, enabling it to achieve the economies of scale necessary for cost-effective order fulfillment. As the Company's markets have grown, pricing pressures have been mitigated by increased purchasing discounts earned through volume purchases from manufacturers. From its inception, the Company has tightly managed its general and administrative expenses by maintaining strong internal controls. Historically, general and administrative expenses have decreased as a percentage of net sales. However, this decline has been offset by higher marketing costs, including the establishment of a business development team to enhance POS market penetration, the organization of the Professional Services Group to serve the needs of Auto-ID customers, and investments related to Transition Marketing and Catalyst Telecom.

  The Company's operating results for fiscal 1995 and 1996 were impacted by:
(i) a one-time gain of $1.3 million (net of $100,000 of relocation expenses) resulting from the September 1994 termination of warehousing operations provided by Gates, which was recognized ratably over a one-year period ending in August 1995; and (ii) $100,000 in additional relocation expenses related to a subsequent move of the Company's warehouse to its present location in May 1995. The net effect of these transactions was to increase net income by $600,000 in fiscal 1995 and by $120,000 in fiscal 1996. Excluding these amounts, net income and net income per share for fiscal 1995 and 1996 would have been $911,000 and $1.7 million and $0.32 and $0.50, respectively.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

                                                            FISCAL YEAR ENDED
                                                                JUNE 30,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of goods sold.........................................  86.0   86.0   86.6
                                                            -----  -----  -----
Gross profit...............................................  14.0   14.0   13.4
Selling, general and administrative expenses...............   9.2    8.9    8.4
Amortization of intangibles................................   0.2    0.1    0.1
                                                            -----  -----  -----
 Total operating expenses..................................   9.4    9.0    8.5
                                                            -----  -----  -----
Operating income...........................................   4.6    5.0    4.9
Gain from contract termination, net........................   2.9    0.4    --
Other income (expense), net................................  (0.2)   0.1   (0.5)
                                                            -----  -----  -----
 Total other income (expense)..............................   2.7    0.5   (0.5)
                                                            -----  -----  -----
Income before income taxes.................................   7.3    5.5    4.4
Income taxes...............................................   2.9    2.2    1.7
                                                            -----  -----  -----
Net income.................................................   4.4%   3.3%   2.7%
                                                            =====  =====  =====

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997, 1996, AND 1995

  Net Sales. Net sales consist of sales of specialty technology products billed to customers when shipped, net of sales discounts and returns. Net sales increased by 68.7% to $93.9 million in fiscal 1997 from $55.7 million in fiscal 1996, and by 62.6% from $34.2 million in 1995. Growth in net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to the reseller channel.

  Gross Profit. Cost of sales is comprised of purchase costs, net of early payment, volume discounts, and product freight. Gross profit as a percentage of net sales is affected by several factors including the mix of high margin and low margin products and the proportion of large orders on which the Company extends volume discounts to resellers. Gross profit increased by 60.7% to $12.6 million in fiscal 1997 from $7.8 million in fiscal 1996, and by 63.1% from $4.8 million in fiscal 1995. Gross profit as a percentage of net sales was 13.4% in fiscal 1997, 14.0% in fiscal 1996, and 14.0% in fiscal 1995. This decrease in gross profit as a percentage of net sales in fiscal 1997 was a result of a greater mix of lower margin products as well as volume discounts provided to resellers on large orders.

  Operating Expenses. Operating expenses include commissions paid to sales representatives; compensation paid to marketing, technical, and administrative personnel; the costs of marketing programs to reach resellers; telephone expense; a provision for bad debt losses; costs associated with the Professional Services Group and Catalyst Telecom; and amortization of intangibles. Fluctuations in operating expenses as a percentage of net sales can result from the amount of value-added services which accompany higher or lower gross margin sales; planned expenditures by the Company for additional marketing programs and for hiring additional technical support personnel; and general and administrative efficiencies gained through higher sales volumes and accompanying economies of scale.

  Operating expenses increased by 58.8% to $8.0 million in fiscal 1997 from $5.0 million in fiscal 1996, and by 56.9% from $3.2 million in fiscal 1995. Operating expenses as a percentage of net sales declined to 8.5% in fiscal 1997, from 9.0% in fiscal 1996 and 9.4% in fiscal 1995. The decrease in operating expenses as a percentage of net sales resulted from efficiencies gained through increased sales volumes.

  Operating Income. Operating income increased by 64.3% to $4.6 million in fiscal 1997 from $2.8 million in fiscal 1996, and by 75.7% from $1.6 million in fiscal 1995, driven by higher net sales, as well as a reduction in operating expenses as a percentage of net sales. Operating income as a percentage of net sales was 4.9% in fiscal 1997, 5.0% in fiscal 1996 and 4.6% in fiscal 1995.

  Total Other Income (Expense). Total other income (expense) consists of interest income (expense), net, and gain from contract termination, net of expenses related to warehouse relocations. Net interest expense was $380,000 for fiscal 1997 representing interest paid on borrowings under the Company's line of credit. Net interest income for fiscal 1996 was $87,000 from earnings on the investment of proceeds from the issuance of Common Stock pursuant to exercises of warrants through September 1996.

  The Company recognized $200,000 in fiscal 1996 and $1.1 million in fiscal 1995 (net of $100,000 of warehouse relocation expenses) as other income associated with the Gates contract termination. The Company incurred additional warehouse relocation expenses of $100,000 in fiscal 1995 which is reflected in the gain from contract termination, net.

  Income Taxes. Income tax expense was $1.6 million, $1.2 million and $1.0 million, in fiscal 1997, 1996, and 1995, respectively, reflecting an effective tax rate of 38.0%, 39.1%, and 39.8%, respectively.

  Net Income. Net income increased by 36.7% to $2.5 million in fiscal 1997 from $1.9 million in fiscal 1996, and by 23.0% from $1.5 million in fiscal 1995. Net income as a percentage of net sales was 2.7% for fiscal 1997, 3.3% for fiscal 1996, and 4.4% for fiscal 1995. Without the effect of the Gates contract termination payment and the additional May 1995 warehouse relocation, net income for fiscal 1996 would have increased by 90.8% to $1.7 million, or 3.1% of net sales, from $911,000, or 2.7% of net sales in fiscal 1995.

QUARTERLY RESULTS

  The following tables set forth certain unaudited quarterly financial data and such data expressed as a percentage of net sales. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                 THREE MONTHS ENDED
                          --------------------------------------------------------------------
                                    FISCAL 1996                       FISCAL 1997
                          --------------------------------- ----------------------------------
                           SEPT.    DEC.    MAR.             SEPT.    DEC.     MAR.     JUNE
                            30,      31,     31,   JUNE 30,   30,      31,      31,      30,
                           1995     1995    1996     1996    1996     1996     1997     1997
                          -------  ------- ------- -------- -------  -------  -------  -------
Net sales...............  $10,788  $12,489 $14,355 $18,038  $19,673  $22,437  $23,644  $28,169
Cost of goods sold......    9,211   10,716  12,290  15,639   16,975   19,407   20,470   24,510
                          -------  ------- ------- -------  -------  -------  -------  -------
Gross profit............    1,577    1,773   2,065   2,399    2,698    3,030    3,174    3,659
Selling, general and ad-
 ministrative expenses..    1,053    1,164   1,270   1,468    1,668    1,889    2,000    2,362
Amortization of intangi-
 bles...................       21       21      21      20       20       21       20       20
                          -------  ------- ------- -------  -------  -------  -------  -------
 Total operating ex-
  penses................    1,074    1,185   1,291   1,488    1,688    1,910    2,020    2,382
                          -------  ------- ------- -------  -------  -------  -------  -------
Operating income........      503      588     774     911    1,010    1,120    1,154    1,277
Gain from contract ter-
 mination, net..........      200      --      --      --       --       --       --       --
Other income (expense),
 net....................       (6)      51      30     --       (81)     (88)    (164)    (132)
                          -------  ------- ------- -------  -------  -------  -------  -------
 Total other income (ex-
  pense)................      194       51      30     --       (81)     (88)    (164)    (132)
                          -------  ------- ------- -------  -------  -------  -------  -------
Income before income
 taxes..................      697      639     804     911      929    1,032      990    1,145
Income taxes............      274      249     315     355      353      392      376      435
                          -------  ------- ------- -------  -------  -------  -------  -------
 Net income.............  $   423  $   390 $   489 $   556  $   576  $   640  $   614  $   710
                          =======  ======= ======= =======  =======  =======  =======  =======
Fully diluted net income
 per share..............  $  0.13  $  0.11 $  0.13 $  0.16  $  0.17  $  0.18  $  0.18  $  0.21
                          =======  ======= ======= =======  =======  =======  =======  =======
Fully diluted weighted
 avg. shares............    3,412    3,673   3,670   3,466    3,455    3,493    3,471    3,432

                                                     THREE MONTHS ENDED
                          -------------------------------------------------------------------------
                                      FISCAL 1996                          FISCAL 1997
                          ------------------------------------ ------------------------------------
                          SEPT. 30, DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30,
                            1995      1995     1996     1996     1996      1996     1997     1997
                          --------- -------- -------- -------- --------- -------- -------- --------
Net sales...............    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%
Cost of goods sold......     85.4     85.8     85.6     86.7      86.3     86.5     86.6     87.0
                            -----    -----    -----    -----     -----    -----    -----    -----
Gross profit............     14.6     14.2     14.4     13.3      13.7     13.5     13.4     13.0
Selling, general and ad-
 ministrative expenses..      9.8      9.3      8.8      8.1       8.5      8.4      8.4      8.4
Amortization of intangi-
 bles...................      0.2      0.2      0.2      0.1       0.1      0.1      0.1      0.1
                            -----    -----    -----    -----     -----    -----    -----    -----
 Total operating ex-
  penses................     10.0      9.5      9.0      8.2       8.6      8.5      8.5      8.5
                            -----    -----    -----    -----     -----    -----    -----    -----
Operating income........      4.6      4.7      5.4      5.1       5.1      5.0      4.9      4.5
Gain from contract ter-
 mination, net..........      1.9      --       --       --        --       --       --       --
Other income (expense),
 net....................     (0.1)     0.4      0.2      --       (0.4)    (0.4)    (0.7)    (0.5)
                            -----    -----    -----    -----     -----    -----    -----    -----
 Total other income (ex-
  pense)................      1.8      0.4      0.2      --       (0.4)    (0.4)    (0.7)    (0.5)
                            -----    -----    -----    -----     -----    -----    -----    -----
Income before income
 taxes..................      6.4      5.1      5.6      5.1       4.7      4.6      4.2      4.1
Income taxes............      2.5      2.0      2.2      2.0       1.8      1.7      1.6      1.5
                            -----    -----    -----    -----     -----    -----    -----    -----
Net income..............      3.9%     3.1%     3.4%     3.1%      2.9%     2.9%     2.6%     2.5%
                            =====    =====    =====    =====     =====    =====    =====    =====

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its initial operating requirements and growth through private financings totalling $500,000. In March 1994, the Company completed an initial public offering of units consisting of Common Stock and warrants, which provided the Company with net proceeds of approximately $4.6 million. In September 1995, the Company received net proceeds of approximately $6.3 million from Common Stock issued upon the exercise of warrants.

  In November 1996, the Company entered into a revolving credit facility with a bank which allowed for borrowings of up to $15.0 million at an interest rate equal to the 30-day LIBOR rate plus a rate varying from 2.00% to 2.65% tied to the Company's debt-to-net worth ratio ranging from 1:1 to 2:1. The borrowing base available under the line of credit is limited to 80% of eligible accounts receivable and 40% of non-IBM inventory. A lien on accounts receivable and inventory secures the line of credit which extends to October 31, 1998. At June 30, 1997, the effective interest rate on the line was 7.84%, and the outstanding balance was $5.4 million on a borrowing base of $14.6 million, leaving $9.2 million of credit availability.

  A lien on the Company's IBM accounts receivable and inventory secures its trade payable to IBM Credit Corporation under an agreement for wholesale financing signed in April 1996. This arrangement also grants IBM Credit a lien on the Company's non-IBM accounts receivable and inventory which is subordinated to the bank's lien.

  For the fiscal year ended June 30, 1997, operating activities used cash in the amount of $185,000. For this period, cash was used to fund a $4.1 million increase in receivables and a $3.2 million increase in inventory, net of a corresponding $5.1 million increase in trade accounts payable. In April 1997, the Company returned $4.0 million of inventory to IBM under a stock rotation, which reduced the Company's inventory and related trade accounts payable. For fiscal 1996, net cash in the amount of $8.3 million was used in operating activities.

  For the fiscal year ended June 30, 1997, cash used in investing activities consisted of $1.1 million for capital expenditures. Cash used in investing activities for fiscal 1996 was $904,000 and included $659,000 for capital expenditures and payments of $202,000 to MicroBiz in connection with its acquisition by the Company.

  For the fiscal year ended June 30, 1997, cash provided by financing activities was $1.3 million, consisting primarily of borrowings of $1.6 million under the Company's line of credit offset by deferred offering costs of $390,000. Cash provided by financing activities for fiscal 1996 was $9.0 million, consisting of $2.6 million in net advances under the line of credit, $6.8 million in net proceeds from the issuance of Common Stock pursuant to exercises of warrants and a portion of a prior underwriter's unit purchase option, and $552,000 in net proceeds from the issuance of Common Stock pursuant to exercise of certain other options. A portion of these proceeds was used to repay $1.2 million of indebtedness under the Company's line of credit. In March 1996, the Company exercised its call option to repurchase 250,000 shares of Common Stock from Gates for $875,000.

  The Company believes that the existing bank line of credit, vendor financing, and cash flow from operations will be sufficient to meet its cash requirements for at least the next 18 months.

BACKLOG

  The Company does not consider backlog to be material to its business. Virtually all orders are filled within 24 hours of receipt.

NEW ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 is effective for financial statements issued for interim and annual periods ending after December 31, 1997, and establishes standards for computing and presenting earnings per share ("EPS"). Early adoption of Statement No. 128 is not permitted. Once adopted, Statement No. 128 requires previously reported EPS data to be restated to reflect its provisions. Statement No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and then makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of basic and fully diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the fully diluted EPS computation. The Company will adopt Statement No. 128 in fiscal 1998, which is not expected to have a negative impact on previously reported EPS data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements and financial statement schedules listed in Item 14(a)1 and 14(a)2 of this Form 10-K are included in this report on pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 1997 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    1. Financial Statements: The following financial statements of ScanSource, Inc. and Independent Auditors' Report are presented on Page F-1 through F-16:

    Independent Auditors' Report

    Balance Sheets as of June 30, 1996 and 1997

    Statements of Income for the years ended June 30, 1995, 1996 and 1997

    Statements of Shareholders' Equity for the years ended June 30, 1995, 1996 and 1997

    Statements of Cash Flows for the years ended June 30, 1995, 1996 and
    1997

    Notes to Financial Statements

    2. Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and Independent Auditors' Report for the years ended June 30, 1995, 1996 and 1997 are presented on Page F-16 to F-17.

    Independent Auditors' Report
    Schedule--Allowance for Doubtful Accounts Receivable

    3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E- 2 are filed as part of this report.

  (B) REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 5, 1997                         SCANSOURCE, INC.


                                          By: /s/ STEVEN H. OWINGS
                                              ---------------------------------
                                              Steven H. Owings
                                              Chairman of the Board and Chief
                                              Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                          TITLE                       DATE
            ---------                          -----                       ----
      /s/ STEVEN H. OWINGS         Chairman of the Board and        September 5, 1997
- ---------------------------------   Chief Executive Officer
        Steven H. Owings


       /s/ MICHAEL L. BAUR         President and Director           September 5, 1997
- ---------------------------------
         Michael L. Baur


      /s/ JEFFERY A. BRYSON        Chief Financial Officer and      September 5, 1997
- ---------------------------------   Treasurer (principal
        Jeffery A. Bryson           financial and accounting
                                    officer)

      /s/ STEVEN R. FISCHER        Director                         September 5, 1997
- ---------------------------------
        Steven R. Fischer


       /s/ JAMES G. FOODY          Director                         September 5, 1997
- ---------------------------------
         James G. Foody

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................  F-1
Balance Sheets as of June 30, 1996 and 1997...............................  F-2
Statements of Income for the years ended June 30, 1995, 1996 and 1997.....  F-4
Statements of Shareholders' Equity for the years ended June 30, 1995, 1996 and 1997.................................................................  F-5
Statements of Cash Flows for the years ended June 30, 1995, 1996 and
 1997.....................................................................  F-6
Notes to Financial Statements.............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
ScanSource, Inc.

  We have audited the accompanying balance sheets of ScanSource, Inc. as of June 30, 1996 and 1997 and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ScanSource, Inc. at June 30, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.


Greenville, South Carolina                    KPMG Peat Marwick LLP
August 1, 1997

                                SCANSOURCE, INC.

                                 BALANCE SHEETS

                             JUNE 30, 1996 AND 1997

                                                                1996     1997
                                                               -------  ------
                                                               (IN THOUSANDS)
ASSETS
Current assets
  Receivables:
    Trade, less allowance for doubtful accounts of $527,000
     and $1,174,000 at June 30, 1996 and 1997, respectively... $ 7,463  11,385
    Other.....................................................     531     732
                                                               -------  ------
                                                                 7,994  12,117
  Inventories.................................................  17,538  20,724
  Prepaid expenses and other..................................      52     300
  Deferred tax asset..........................................   1,001   1,565
                                                               -------  ------
      Total current assets....................................  26,585  34,706
                                                               -------  ------
Property and equipment:
  Furniture and equipment.....................................   1,261   2,007
  Leasehold improvements......................................     286     609
                                                               -------  ------
                                                                 1,547   2,616
  Less accumulated depreciation...............................    (363)   (736)
                                                               -------  ------
                                                                 1,184   1,880
Intangible assets, net........................................     871     788
Deferred offering costs.......................................     --      390
Other assets..................................................     102     524
                                                               -------  ------
      Total assets............................................ $28,742  38,288
                                                               =======  ======


                See accompanying notes to financial statements.

                                SCANSOURCE, INC.

                             JUNE 30, 1996 AND 1997

                                                                  1996    1997
                                                                 ------- ------
                                                                 (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable........................................ $ 8,287 13,397
  Accrued compensation cost.....................................      97    207
  Accrued expenses and other liabilities........................     600    664
  Income tax payable............................................     540    257
                                                                 ------- ------
      Total current liabilities.................................   9,524 14,525
                                                                 ------- ------
Deferred tax liability..........................................      26     47
Line of credit..................................................   3,779  5,391
                                                                 ------- ------
      Total liabilities.........................................  13,329 19,963
                                                                 ------- ------
Shareholders' equity:
  Preferred stock, no par value; 3,000,000 shares authorized,
   none issued..................................................     --     --
  Common stock, no par value; 10,000,000 shares authorized;
   3,235,183 and 3,249,183 shares issued and outstanding at June
   30, 1996 and 1997, respectively..............................  11,935 12,307
                                                                 ------- ------
                                                                  11,935 12,307
  Retained earnings.............................................   3,478  6,018
                                                                 ------- ------
      Total shareholders' equity................................  15,413 18,325
  Commitments ..................................................
                                                                 ------- ------
      Total liabilities and shareholders' equity................ $28,742 38,288
                                                                 ======= ======


                See accompanying notes to financial statements.

                                SCANSOURCE, INC.

                              STATEMENTS OF INCOME

                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                          1995           1996         1997
                                      -------------  ------------ ------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................ $      34,235        55,670       93,922
Cost of goods sold...................        29,444        47,856       81,361
                                      -------------  ------------ ------------
    Gross profit.....................         4,791         7,814       12,561
Selling, general and administrative
 expenses............................         3,128         4,955        7,918
Amortization of intangibles..........            83            83           83
                                      -------------  ------------ ------------
    Total operating expenses.........         3,211         5,038        8,001
                                      -------------  ------------ ------------
    Operating income.................         1,580         2,776        4,560
Other income (expense):
  Gain from contract termination,
   net...............................         1,000           200          --
  Other income (expense), net........           (72)           75         (464)
                                      -------------  ------------ ------------
    Total other income (expense).....           928           275         (464)
                                      -------------  ------------ ------------
    Income before income taxes.......         2,508         3,051        4,096
Income taxes.........................           997         1,193        1,556
                                      -------------  ------------ ------------
    Net income....................... $       1,511         1,858        2,540
                                      =============  ============ ============
Per share data:
  Primary
    Net income....................... $         .50           .53          .73
                                      =============  ============ ============
    Weighted average shares
     outstanding.....................         3,271         3,556        3,460
                                      =============  ============ ============
  Fully diluted
    Net income....................... $         .50           .53          .73
                                      =============  ============ ============
    Weighted average shares
     outstanding.....................         3,271         3,560        3,465
                                      =============  ============ ============


                See accompanying notes to financial statements.

                                SCANSOURCE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                  COMMON STOCK
                                                   SUBJECT TO
                                         COMMON     PUT/CALL   RETAINED
                                          STOCK      OPTION    EARNINGS TOTAL
                                         -------  ------------ -------- ------
                                                    (IN THOUSANDS)
Balance at June 30, 1994................ $ 5,392      (750)       109    4,751
  Issuance of stock pursuant to the
   exercise of warrants and the unit
   purchase option......................     134       --         --       134
  Net income............................     --        --       1,511    1,511
                                         -------      ----      -----   ------
Balance at June 30, 1995................   5,526      (750)     1,620    6,396
  Issuance of stock pursuant to the
   exercise of warrants and the unit
   purchase price option, net of
   offering costs.......................   6,732       --         --     6,732
  Issue of stock due to exercise of
   stock options........................     552       --         --       552
  Exercise of call option...............     --        750        --       750
  Purchase of shares owned by Gates/FA..    (875)      --         --      (875)
  Net income............................     --        --       1,858    1,858
                                         -------      ----      -----   ------
Balance at June 30, 1996................  11,935       --       3,478   15,413
  Issuance of stock due to exercise of
   options..............................      32       --         --        32
  Tax benefit from deductible
   compensation arising from exercise of
   stock options........................     165       --         --       165
  Issuance of stock options.............     175       --         --       175
  Net income............................     --        --       2,540    2,540
                                         -------      ----      -----   ------
Balance at June 30, 1997................ $12,307       --       6,018   18,325
                                         =======      ====      =====   ======


                See accompanying notes to financial statements.

                                SCANSOURCE, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                        1995     1996     1997
                                                       -------  -------  ------
                                                           (IN THOUSANDS)
Cash flows from operating activities:
 Net income..........................................  $ 1,511    1,858   2,540
 Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation.......................................       79      238     373
  Amortization of intangible assets..................       83       83      83
  Deferred income taxes, net.........................     (477)    (347)   (543)
  Deferred gain......................................      200     (200)    --
  Other, net.........................................       (3)     --      --
  Changes in operating assets and liabilities:
   Receivables.......................................   (1,710)  (3,810) (4,123)
   Inventories.......................................   (6,037) (11,232) (3,186)
   Prepaid expenses and other........................        4       (3)   (248)
   Due from Gates/FA.................................     (750)     750     --
   Deposit with Gates/FA.............................    1,266      --      --
   Trade accounts payable............................    2,685    4,909   5,110
   Accrued compensation..............................       54        5     110
   Accrued expenses and other liabilities............      238      196      64
   Income tax payable................................    1,036     (769)   (118)
   Other noncurrent assets...........................       (5)       4    (247)
                                                       -------  -------  ------
    Net cash used in operating activities............   (1,826)  (8,318)   (185)
                                                       -------  -------  ------
Cash flows from investing activities:
 Capital expenditures, net...........................     (669)    (659) (1,069)
 Advances to officer under note......................      --       (43)    --
 Repayments of amount due to former Alpha Data
  shareholder........................................     (120)     --      --
 Purchase of MicroBiz................................     (531)     --      --
 Payments to MicroBiz................................      (98)    (202)    --
                                                       -------  -------  ------
   Net cash used in investing activities.............   (1,418)    (904) (1,069)
                                                       -------  -------  ------
Cash flows from financing activities:
 Cash proceeds from exercise of stock options, net...      --       552      32
 Advances from line of credit, net...................    1,200    2,579   1,612
 Payment of deferred offering costs..................      --       --     (390)
 Cash proceeds from exercise of warrants and the unit
  purchase option, net of offering costs.............      134    6,779     --
 Repurchase of shares from Gates/FA..................      --      (875)    --
 Cost of pending warrant redemption..................      (47)     --      --
                                                       -------  -------  ------
   Net cash provided by financing activities.........    1,287    9,035   1,254
                                                       -------  -------  ------
   Increase (decrease) in cash.......................   (1,957)    (187)    --
Cash at beginning of year............................    2,144      187     --
                                                       -------  -------  ------
Cash at end of year..................................  $   187      --      --
                                                       =======  =======  ======
Supplemental information:
 Interest paid.......................................  $   439       15     387
                                                       =======  =======  ======
 Income taxes paid...................................  $    76    2,309   1,762
                                                       =======  =======  ======
Supplemental noncash information:
 Note issued in connection with the purchase of
  MicroBiz...........................................  $   300      --      --
                                                       =======  =======  ======

                See accompanying notes to financial statements.

                               SCANSOURCE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Nature of Business

  ScanSource, Inc. ("Company") is a leading distributor of specialty technology products, including automatic identification, point of sale and telephone equipment. The Company is a South Carolina corporation whose fiscal year end is June 30.

 Revenue Recognition

  The Company records revenue when products are shipped.

 Concentration of Credit Risk

  Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. As a result, management believes no additional credit risk beyond amounts provided for collection losses is inherent in the Company's accounts receivable.

  More than a majority of the Company's net revenues in 1995, 1996 and 1997 were received from the sale of products purchased from the Company's top ten vendors.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Long-Lived Assets

  Property and equipment are recorded at cost. Depreciation of furniture and equipment is computed using the straight-line method over estimated useful lives of 3-5 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

  Intangible assets consist primarily of goodwill which is amortized on a straight-line basis over fifteen years. Accumulated amortization was $223,000 and $306,000 at June 30, 1996 and 1997, respectively.

  The Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective July 1, 1996. The Company reviews its long-lived assets (property, plant and equipment, and related goodwill that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of Statement No. 121 had no impact on the Company's financial position or results of operations.

 Cash Management System

  Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the line of credit. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $763,000 and $966,000 at June 30, 1996 and 1997, respectively, for which checks are outstanding.

                               SCANSOURCE, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Vendor Programs

  Funds received from vendors for price protection, product rebates, marketing or training programs are recorded net of direct costs as adjustments to product costs, or a reduction of selling, general and administrative expenses according to the nature of the program.

  The Company does not provide warranty coverage of its product sales. However, to maintain customer relations, the Company facilitates vendor warranty policies by accepting for exchange, with the Company's prior approval, most defective products within 30 days of invoicing. Defective products received by the Company are subsequently returned to the vendor for credit or replacement.

 Income Taxes

  The Company records income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Accounting for Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that an entity recognize in its financial statements the costs (determined by a fair value based method) related to its employee stock-based compensation plans, such as stock option and stock purchase plans.

  Alternatively, SFAS No. 123 also allows an entity to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and, if earnings per share is presented, pro forma earnings per share disclosures for employee stock options granted in fiscal years beginning after December 15, 1994 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 Fair Value of Financial Instruments

  The Company values financial instruments as required by FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments".

  The carrying value of financial instruments such as cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values, based upon the short maturities of these instruments.

  The carrying amounts of debt issued pursuant to the bank credit agreement approximates fair value because interest rates on these instruments approximate current market interest rates.

 Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 is effective for financial statements issued for interim and annual-

                               SCANSOURCE, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

periods ending after December 31, 1997, and establishes standards for computing and presenting earnings per share (EPS). Early adoption of Statement No. 128 is not permitted. Once adopted, Statement No. 128 requires previously reported EPS data to be restated to reflect its provisions. Statement No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and then makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of basic and fully diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the fully diluted EPS computation. The Company will adopt Statement No. 128 in fiscal 1998 and is not expected to have a negative impact on previously reported EPS data.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) OPERATIONS AGREEMENTS

  (a) From December 1992 to September 1994, the Company operated under an agreement with Gates/FA Distributing, Inc. ("Gates/FA"). An officer of Gates/FA was a director of the Company. The chief executive officer and several directors and shareholders of the Company were also directors and shareholders of Gates/FA. For the year ended June 30, 1995, approximately $5,700,000 of the Company's purchases were made through Gates/FA. In December 1992, Gates/FA agreed to a non-compete contract in the data collection or bar code industry, and in return, received an option to purchase 250,000 shares of the Company's common stock which it exercised in December 1993. These shares were repurchased by the Company in March 1996.

  (b) Under terms of an Agreement to Terminate Distribution Services, Gates/FA agreed to a more limited covenant not to compete for a period reduced from two years to one year from the termination of services to the Company.

    As compensation for reducing the noncompete term and ending the operations agreement before its scheduled expiration, Gates/FA agreed to pay the Company $1.4 million. Of this amount, $650,000 was received in September 1994 and the remaining $750,000 was collected by April 1996 as described below. The Company recognized the $1.4 million as other income in the statement of operations ratably over the term of the noncompete agreement from September 1994 to August 1995, net of approximately $100,000 of expenses incurred by the Company to move its inventory and connect to a new computer system. For the year ended June 30, 1995, the Company recognized $1,000,000 (net of additional moving costs of $100,000 in note 2(c)) as other income and provided $440,000 for related income taxes. The remaining $200,000 of the amount was recognized as other income in fiscal 1996, along with $80,000 of related income taxes.

    Under terms of the termination agreement, the Company had an option to call Gates/FA's shares of the Company's stock at $3.50 per share, which it exercised in March 1996. To ensure that the Company had sufficient liquidity to purchase the shares, Gates/FA had negotiated to hold back $750,000 of its contract termination payment at the time of the contract renegotiation. The Company collected this amount in March 1996 and used it to pay $750,000 of the $875,000 call price of the repurchased shares.

                               SCANSOURCE, INC.

(2) OPERATIONS AGREEMENTS--(CONTINUED)

  (c) In May 1995, the Company rented space in a third party facility in Memphis, Tennessee, and began performing its product handling and management information services (MIS) internally. The Company incurred approximately $100,000 of expense to move its inventory to the new facility. For the fiscal years ended June 30, 1996 and 1997 the Company paid approximately $144,000 and $117,000, respectively, to this third party. In June 1996 a Company officer and director was elected to the Board of Directors of the third party until his resignation in April 1997. Management believes the pricing of all transactions with the third party is representative of arm's length costs, and is comparable to terms which could be negotiated with others.

(3) ACQUISITION

  In July 1994, the Company purchased the equipment distribution portion of MicroBiz Corporation's business for $300,000 in cash and approximately $300,000 to be paid over two years, based upon the sales performance of certain former MicroBiz customers. The purchase included MicroBiz' equipment inventory for $231,000, certain customer lists and distribution contracts, and MicroBiz agreeing not to compete for a period of 42 months. The Company agreed to provide up to $45,000 in certain marketing programs to MicroBiz, and after costs of the transaction of $5,000, recorded goodwill for approximately $650,000.

(4) LINE OF CREDIT

  On October 26, 1995, the Company closed a line of credit agreement whereby the Company could borrow up to $8,000,000, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day LIBOR rate of interest plus 2.35%. The effective interest rate was 7.79% at June 30, 1996 and the outstanding balance on the line of credit was $3,779,000, on a loan base of $8,000,000, leaving $4,221,000 available at June 30, 1996.

  In November 1996, the Company closed a line of credit agreement with a bank whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory at the 30 day LIBOR rate of interest plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The effective interest rate was 7.8375% at June 30, 1997 and the outstanding balance on the line of credit was $5,391,000, on a loan base of $14,628,000, leaving $9,237,000 available at
June 30, 1997. The revolving credit facility is secured by accounts receivable and non-IBM inventory. The agreement contains certain financial covenants including minimum net worth and capital expenditure requirements and a maximum debt to tangible net worth ratio. The Company was either in compliance with the various covenants or had obtained waivers of noncompliance at June 30, 1997.

                               SCANSOURCE, INC.

(5) SHAREHOLDERS' EQUITY, STOCK OPTIONS, WARRANTS AND EQUITY TRANSACTIONS

 (a) Incentive Stock Option Plan

  The Company has an incentive stock option plan which reserves 280,000 shares of common stock for issuance to key employees. The plan provides for three-year vesting of the options at a rate of 33% per year. The options are exercisable over 10 years, and options are not to be granted at less than the fair market value of the underlying shares at the date of grant.

  A summary of activity in the incentive stock option plan for the years ended June 30, 1996 and 1997 is as follows:

                                       1996                      1997
                             ------------------------- -------------------------
                                      WEIGHTED AVERAGE          WEIGHTED AVERAGE
                             SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
                             -------  ---------------- -------  ----------------
Stock options outstanding:
  Beginning of year......... 111,834       $ 6.73       95,167       $ 6.95
  Granted...................   3,500        12.50      103,750        12.73
  Exercised................. (17,167)        4.23       (4,000)        7.15
  Terminated................  (3,000)        8.00         (334)        8.00
                             -------                   -------
  End of year...............  95,167         6.95      194,583        10.04
                             -------                   -------
Exercisable, end of year....  42,000       $ 5.39       67,166       $ 6.04
                             =======                   =======

  The following table summarizes information about stock options outstanding under the incentive stock option plan at June 30, 1997:

            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
- --------------------------------------------- ----------------------------
                             WEIGHTED AVERAGE
   RANGE OF        NUMBER       REMAINING       NUMBER    WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING CONTRACTUAL LIFE EXERCISABLE  EXERCISE PRICE
- ---------------  ----------- ---------------- ----------- ----------------
$ 1.50-2.75         26,000         6.3          26,000         $ 2.06
    8.00            11,333           7           7,333           8.00
    8.88            50,000           8          32,667           8.88
 10.75-12.50        58,000           9           1,166          12.50
   14.50            49,250         9.5              --             --
                   -------                      ------
                   194,583                      67,166
                   =======                      ======

                               SCANSOURCE, INC.

(5) SHAREHOLDERS' EQUITY, STOCK OPTIONS, WARRANTS AND EQUITY TRANSACTIONS-- (CONTINUED)

 (b) Other Stock Options, Warrants and Equity Transactions

  Under the directors' stock option plan, 65,000 shares of common stock have been for issuance to non-employee directors, of which 20,000 and 30,000 were outstanding at June 30, 1996 and 1997, respectively. The Company has issued additional options and warrants to employees and former directors, of which 175,000 and 317,000 were outstanding at June 30, 1996 and 1997, respectively.

  In May 1997, the Company issued options immediately exercisable to purchase 25,000 shares of common stock at the then current market price of $13.50 per share, extending to December 2003, to third-parties, all of which were outstanding at June 30, 1997. The Company recorded the transaction at the fair value of $7.00 per share, or $175,000, computed using the Black Scholes option-pricing model.

  Following is a summary of activity for the years ended June 30, 1996 and 1997 of all options and warrants not included in the incentive stock option plan shown above:

                                       1996                      1997
                             ------------------------- -------------------------
                                      WEIGHTED AVERAGE          WEIGHTED AVERAGE
                             SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
                             -------  ---------------- -------  ----------------
Stock options outstanding:
  Beginning of year......... 205,000       $ 3.85      195,000       $ 4.24
  Granted...................  40,000        13.16      197,000        15.20
  Exercised................. (50,000)        9.75      (10,000)        1.50
  Terminated................      --           --      (10,000)       11.88
                             -------                   -------
  End of year............... 195,000         4.24      372,000         9.92
                             -------                   -------
Exercisable, end of year.... 168,333       $ 4.05      315,000       $ 9.71
                             =======                   =======

  The following table summarizes information about all stock options and warrants not included in the incentive stock option plan at June 30, 1997:

            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
- --------------------------------------------- ----------------------------
                             WEIGHTED AVERAGE
   RANGE OF        NUMBER       REMAINING       NUMBER    WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING CONTRACTUAL LIFE EXERCISABLE  EXERCISE PRICE
- ---------------  ----------- ---------------- ----------- ----------------
$ 1.50-3.75        130,000         6.2          130,000        $ 2.05
  8.63-11.88        25,000         8.2           10,000          9.37
   13.50            25,000         2.8           25,000         13.50
 14.13-16.50       192,000         9.5          150,000         15.71
                   -------                      -------
                   372,000                      315,000
                   =======                      =======

  In connection with the Company's initial public offering of units, the Company sold a unit purchase option (UPO) for the right to purchase up to 100,000 units at $6 per unit. Each UPO entitles the holder to purchase one share of common stock and a warrant for one share of common stock for an additional $5.50 per warrant. The UPO became exercisable beginning March 18, 1995 and is to expire on March 18, 1999; 42,000 units were outstanding at June 30, 1996 and 1997, respectively.

  On September 19, 1995, the Company redeemed its then outstanding common stock purchase warrants. Prior to the redemption date, substantially all of the outstanding warrants were exercised, generating proceeds of $6.3 million net of estimated costs of approximately $100,000.

                               SCANSOURCE, INC.

(5) SHAREHOLDERS' EQUITY, STOCK OPTIONS, WARRANTS AND EQUITY TRANSACTIONS-- (CONTINUED)

  The Company has deferred the offering costs associated with a planned public offering of its common stock that was postponed in March 1997. In June 1997, the Company proceeded with its plans for a public offering of its common stock, and as a result, the Company expects to file a registration statement in September 1997.

 (c) Fair Value and Pro Forma Information

  The per share weighted-average fair value of stock options granted under the incentive stock option plan during the years ended June 30, 1996 and 1997 was $10.14 and $10.74 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996--expected dividend yield of 0%, volatility of 69.8%, risk-free interest rate of 6.73%, and an expected life of 10 years; 1997--expected dividend yield 0%, expected volatility of 76.8%, risk-free interest rate of 6.43%, and an expected life of 10 years.

  The per share weighted-average fair value of all stock options and warrants not included in the incentive stock plan granted during the years ended June 30, 1996 and 1997 was $10.54 and $13.20 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996--expected dividend yield of 0%, expected volatility of 64.7%, risk-free interest rate of 5.96%, and an expected life of 10 years; 1997--expected dividend yield of 0%, expected volatility of 80.6%, risk-free interest rate of 6.35%, and an expected life of 10 years.

  The Company applies APB Opinion No. 25 in accounting for its stock options and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options in its Plan under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1996                   1997
                                                        -----------             ---------
      Net income                As Reported             $ 1,858,000             2,540,000
                                                        ===========             =========
                                Pro forma                 1,737,000             2,042,000
                                                        ===========             =========
      Earnings per share
        Primary                 As Reported             $       .53                   .73
                                                        ===========             =========
                                Pro forma                       .49                   .59
                                                        ===========             =========
        Fully diluted           As Reported             $       .53                   .73
                                                        ===========             =========
                                Pro forma               $       .49                   .59
                                                        ===========             =========

  Pro forma net income reflects only options granted during the years ended June 30, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in net income effected above because compensation cost is reflected over the options vesting period of 3 years for options issued under the incentive stock option plan and compensation cost for options granted prior to July 1, 1995 is not considered.

(6) RELATED PARTY TRANSACTIONS

  In June 1994, the Company loaned an officer of the Company $40,000 to be repaid under terms of a note at 7.25% interest, in interest only payments for three years, with the principal balance due in June 1997. During 1996 and 1997, the Company renegotiated the loan to include additional advances of $43,000 and $100,000, respectively, and extended the term of the note to June 2000. The $183,000 loan at June 30, 1997 is included in other assets, bears interest at $8.5% and is secured by 15,000 shares of the Company's common stock owned by the officer.

                               SCANSOURCE, INC.

(6) RELATED PARTY TRANSACTIONS--(CONTINUED)

  In July 1995, the Company was granted 19% ownership of Transition Marketing (Transition), in exchange for the Company's commitment to use Transition as its contract provider of marketing services. The Company invested $119,000 in Transition in September 1996 to increase its ownership to 42% at June 30, 1997. The investment in Transition is accounted for under the equity method. The Company purchased $278,000 and $123,000 of marketing services from Transition for the years ended June 30, 1996 and 1997, respectively, and had loaned $122,000 at a 9% interest rate to Transition at June 30, 1996, which was repaid in October 1996. A Company officer and director is a member of the Board of Directors of Transition. Management believes the pricing of all transactions with Transition is representative of arm's length costs, and is comparable to terms which could be negotiated with others.

(7) INCOME TAXES

  Income tax expense (benefit) for the years ended June 30, 1995, 1996 and 1997 consists of:

                                                 CURRENT   DEFERRED     TOTAL
                                                ---------- ---------  ----------
   1995:
     Federal................................... $1,314,000 $(427,000) $  887,000
     State.....................................    160,000   (50,000)    110,000
                                                ---------- ---------  ----------
                                                $1,474,000 $(477,000) $  997,000
                                                ========== =========  ==========
   1996:
     Federal................................... $1,382,000 $(292,000) $1,090,000
     State.....................................    158,000   (55,000)    103,000
                                                ---------- ---------  ----------
                                                $1,540,000 $(347,000) $1,193,000
                                                ========== =========  ==========
   1997:
     Federal................................... $1,874,000 $(456,000) $1,418,000
     State.....................................    225,000   (87,000)    138,000
                                                ---------- ---------  ----------
                                                $2,099,000 $(543,000) $1,556,000
                                                ========== =========  ==========

  Income tax expense differed from the amount computed by applying the Federal income tax rate of 34% as a result of the following:

                                                       YEAR ENDED JUNE 30,
                                                   ----------------------------
                                                     1995     1996      1997
                                                   -------- --------- ---------
   Computed "expected" tax expense................ $853,000 1,037,000 1,393,000
   Increase (decrease) in income taxes resulting
    from:
     Additional provision for income taxes........   68,000    84,000    66,000
     State and local income taxes, net of Federal
      income tax expense..........................   73,000    68,000    91,000
     Other........................................    3,000     4,000     6,000
                                                   -------- --------- ---------
                                                   $997,000 1,193,000 1,556,000
                                                   ======== ========= =========

                               SCANSOURCE, INC.

(7) INCOME TAXES--(CONTINUED)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are presented below:

                                                               JUNE 30,
                                                          --------------------
                                                            1996       1997
                                                          ---------  ---------
   Deferred tax assets:
     Valuation and other reserves........................ $ 766,000  1,286,000
     Inventory, principally due to differences in
      capitalization.....................................   235,000    279,000
     Intangibles, principally due to differences in
      amortization.......................................    22,000     25,000
                                                          ---------  ---------
                                                          1,023,000  1,590,000
   Deferred tax liability:
     Plant and equipment, principally due to differences
      in depreciation....................................   (48,000)   (72,000)
                                                          ---------  ---------
       Net deferred tax asset............................ $ 975,000  1,518,000
                                                          =========  =========

  For the years ended June 30, 1996 and 1997 no valuation allowance was provided. Management believes that a valuation allowance is not considered necessary based upon the level of historical taxable income and the projections for future taxable income over the periods during which the temporary differences are deductible.

(8) OPERATING LEASES

  The Company leases office space and a telephone system under noncancellable operating leases which expire through February 2002. Future minimum rentals are as follows: $329,000, $376,000, $343,000, $198,000 and $46,000 for the
years ended June 30, 1998 through June 30, 2002, respectively. Lease expense was approximately $73,000, $74,000 and $233,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

(9) EMPLOYEE BENEFIT PLAN

  Effective October 22, 1993, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees meeting certain eligibility requirements. For the years ended June 30, 1996 and 1997 the Company provided a matching contribution of $18,000 and $25,000, respectively, which was equal to one-half of each participant's contribution, up to a maximum matching contribution of $500 per participant. The Company can change its matching contributions annually and can make discretionary contributions in addition to matching contributions. Employer contributions are vested over a period of 3 to 5 years.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
ScanSource, Inc.

  Under date of August 1, 1997, we reported on the balance sheets of ScanSource, Inc. as of June 30, 1996 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related accompanying financial statement schedule listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

  In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Greenville, South Carolina                    KPMG Peat Marwick LLP
August 1, 1997

                                SCANSOURCE, INC.

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                 (IN THOUSANDS)

                            BALANCE AT      AMOUNTS                 BALANCE AT
                           BEGINNING OF    CHARGED TO                 END OF
       DESCRIPTION             YEAR     BAD DEBT EXPENSE DEDUCTIONS    YEAR
       -----------         ------------ ---------------- ---------- ----------
Allowance for doubtful
 accounts receivable:
 Year ended June 30, 1995.     $158           224            (65)       317
                               ====           ===           ====      =====
 Year ended June 30, 1996.     $317           390           (180)       527
                               ====           ===           ====      =====
 Year ended June 30, 1997.     $527           856           (209)     1,174
                               ====           ===           ====      =====

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER      DESCRIPTION
 -------     -----------
  3.1    --  Amended and Restated Articles of Incorporation of the Registrant.
             (Incorporated by Reference to Exhibit 3.1 to Registrant's Form SB-
             2 filed with the Commission on February 7, 1994, Registration No.
             33-75026-A).
  3.2    --  Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2
             to Registrant's Form SB-2 filed with the Commission on February 7,
             1994, Registration No. 33-75026-A).
  4.1    --  Form of Common Stock Certificate (Incorporated by Reference to
             Exhibit 4.1 to Registrant's Form SB-2 filed with the Commission on
             February 7, 1994, Registration No. 33-75026-A).
 10.9    --  Stock Option Agreement dated July 1, 1993 covering stock options issued to Michael L. Baur. (Incorporated by Reference to Exhibit
             10.9 to the Registrant's Form SB-2 filed with the Commission on
             February 7, 1994, Registration No. 33-75026-A).
 10.10   --  1993 Incentive Stock Option Plan (As Amended) of the Registrant
             and Form of Stock Option Agreement (Incorporated by reference to
             Exhibit 10.10 to Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).
 10.11   --  1994 Stock Option Plan for Outside Directors of the Registrant and
             Form of Stock Option Agreement. (Incorporated by Reference to
             Exhibit 10.11 to the Registrant's Form SB-2 filed with the
             Commission on February 7, 1994, Registration No. 33-75026-A).
 10.13   --  Stock Option Agreement dated December 30, 1993 covering stock options issued to Irwin Lieber. (Incorporated by Reference to
             Exhibit 10.13 to the Registrant's Form SB-2 filed with the
             Commission on February 7, 1994, Registration No. 33-75026-A).
 10.18   --  Agreement to Terminate Distribution Services dated June 24, 1994 between the Registrant and Gates/FA Distributing, Inc.
             (Incorporated by Reference to Exhibit 99.1 to Registrant's Form 8-
             K filed with the Commission on June 6, 1994).
 10.19   --  Stock Option Agreement dated September 1, 1995 between Globelle,
             Inc., the Registrant, and Dennis Gates. (Incorporate by reference to Exhibit 10.19 to the Registrant's Form 10-KSB for the fiscal year ended June 30, 1996).
 10.20   --  Letter agreement dated September 1, 1995 between the Registrant and Transition Marketing, Inc. (Incorporated by reference to
             Exhibit 10.20 to the Registrant's Form 10-KSB for the fiscal year ended June 30, 1996).
 10.21   --  Software License Agreement dated April 18, 1995 between the
             Registrant and Technology Marketing Group, Inc. d/b/a Globelle,
             including letter agreement dated November 22, 1995 between the parties with respect to stock options. (Incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on
             Form S-3 filed with the Commission on December 29, 1995,
             Registration No. 33-81043).
 10.22   --  Schedule of Material Details of Unit Purchase Option Agreements
             dated March 18, 1994, between the Registrant and each of David M.
             Nussbaum, Robert Gladstone, Roger Gladstone, and Richard
             Buonocoure (Form of Unit Purchase Option Agreement incorporated by reference to Exhibit 4.3 to the Registrant's Form SB-2 filed with the Commission on March 2, 1994, Registration No. 33-75026-A and
             Schedule of Materials Details incorporated by reference to Exhibit
             10.22 to the Registrant's Form S-1 filed with the Commission on
             January 23, 1997, Registration No. 333-20231).
 10.23   --  Stock Warrant dated November 29, 1995 from the Registrant to Eli
             Oxenhorn. (Incorporated by reference to Exhibit 10.23 to the
             Registrant's Form S-1 filed with the Commission on January 23,
             1997, Registration No. 333-20231).
 10.24   --  Stock Warrant dated November 29, 1995 from the Registrant to Barry
             Rubenstein. (Incorporated by reference to Exhibit 10.24 to
             Registrant's Form S-1 filed with the Commission on January 23,
             1997, Registration No. 333-20231).
 10.25*  --  Agreement for Wholesale Financing (Security Agreement) dated April
             8, 1996 between the Registrant and IBM Credit Corporation, including letter agreement dated April 17, 1996 between the parties. (Incorporated by reference to Exhibit 10.25 to the
             Registrant's Form S-1 filed with the Commission on January 23,
             1997, Registration No. 333-20231).

 EXHIBIT
 NUMBER      DESCRIPTION
 -------     -----------
 10.26   --  Intercreditor Agreement dated April 8, 1996 among the Registrant,
             IBM Credit Corporation, and Branch Banking and Trust Company.
             (Incorporated by reference to Exhibit 10.26 to the Registrant's
             Form S-1 filed with the Commission on January 23, 1997,
             Registration No. 333-20231).
 10.27   --  Loan and Security Agreement dated November 25, 1996 between the
             Registrant and Branch Banking and Trust Company. (Incorporated by
             reference to Exhibit 10.27 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).
 10.28   --  Employment Agreement dated as of January 1, 1997 between the
             Registrant and Steven H. Owings. (Incorporated by reference to
             Exhibit 10.28 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 10.29   --  Employment Agreement dated as of January 1, 1997 between the
             Registrant and Michael L. Baur. (Incorporated by reference to
             Exhibit 10.29 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 10.30   --  Employment Agreement dated as of January 1, 1997 between the
             Registrant and Jeffery A. Bryson. (Incorporated by reference to
             Exhibit 10.30 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 10.31   --  Stock Option Agreement dated July 18, 1996 covering stock options granted to Steven R. Fisher. (Incorporated by reference to Exhibit
             10.31 to the Registrant's Form S-1 filed with the Commission on
             January 23, 1997, Registration No. 333-20231).
 10.32   --  Stock Option Agreement dated July 18, 1996 covering stock options granted to James G. Foody. (Incorporated by reference to Exhibit
             10.32 to the Registrant's Form S-1 filed with the Commission on
             January 23, 1997, Registration No. 333-20231).
 10.33   --  Stock Option Agreement dated December 3, 1996 covering stock options granted to Steven H. Owings. (Incorporated by reference to
             Exhibit 10.33 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 10.34   --  Stock Option Agreement dated December 3, 1996 covering stock options granted to Michael L. Baur. (Incorporated by reference to
             Exhibit 10.34 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 10.35*  --  Distribution Agreement dated October 1, 1994 between the
             Registrant and Symbol Technologies, Inc. (Incorporated by
             reference to Exhibit 10.35 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).
 10.36*  --  Distribution Agreement dated January 1, 1996 between the
             Registrant and IBM Corporation. (Incorporated by reference to
             Exhibit 10.36 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 10.37   --  Stock Option Agreement dated January 17, 1997 covering options granted to Steven H. Owings. (Incorporated by reference to Exhibit
             10.37 to the Registrant's Form S-1 filed with the Commission on
             January 23, 1997, Registration No. 333-20231).
 10.38   --  Stock Option Agreement dated January 17, 1997 covering options granted to Michael L. Baur. (Incorporated by reference to Exhibit
             10.38 to the Registrant's Form S-1 filed with the Commission on
             January 23, 1997, Registration No. 333-20231).
 10.39   --  Stock Option Agreement dated January 17, 1997 covering options granted to Jeffrey A. Bryson. (Incorporated by reference to
             Exhibit 10.39 to the Registrant's Form S-1 filed with the
             Commission on January 23, 1997, Registration No. 333-20231).
 11      --  Statement re: Computation of Per Share Earnings--Primary
 11.1    --  Statement re: Computation of Per Share Savings--Fully Diluted
 27      --  Financial Data Schedule.

- --------
* Confidential treatment has been granted pursuant to 17 CFR (S)(S) 200.80(b)(4) and Rule 406 regarding certain portions of the indicated Exhibit. The copy on file as an Exhibit omits the information subject to the confidential treatment order. Such omitted information has been filed separately with the Commission.