Form 10-Q
period 1997-09-30
SCANSOURCE INC
filed 1997-11-14
CIK 918965

Conformed


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ___________________ to ____________________

Commission file number 1-12842


                               SCANSOURCE, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       SOUTH CAROLINA                                           57-0965380
--------------------------------                   ------------------------------------
(State or other jurisdiction                       (I.R.S. Employer Identification No.)
of incorporated or organization)

      6 LOGUE COURT, SUITE G
          GREENVILLE, SC                                            29615
----------------------------------                -------------------------------------
(Address of principal executive                   (Zip Code)
offices)

                                   (864) 288-2432
---------------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
---------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

As of September 30, 1997, 3,250,183 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                               September 30, 1997


PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       --------

          Item 1.   Financial Statements (Unaudited).....................  2

                    Condensed Balance Sheets.............................  2
                    Condensed Income Statements..........................  4
                    Condensed Statements of Cash Flows...................  5
                    Notes to Condensed Financial Statements..............  6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................  8


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.................................... 10
          Item 2.   Changes in Securities................................ 10
          Item 3.   Defaults Upon Senior Securities...................... 10
          Item 4.   Submission of Matters to a Vote of Security-Holders.. 10
          Item 5.   Other Information.................................... 10
          Item 6.   Exhibits and Reports on Form 8-K..................... 10

SIGNATURES............................................................... 11



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                                SCANSOURCE, INC.

                            CONDENSED BALANCE SHEETS

                                                        June 30,      September 30,
                                                          1997             1997
                                                        --------      -------------
                                                        (Note 1)         (Note 1)
                                                                       (Unaudited)
                                                              (In thousands)
                           Assets
                           ------
Current assets:
    Cash...........................................     $
    Receivables:
        Trade, less allowance for doubtful accounts
        $1,392,000 at September 30, 1997...............  11,385          15,646
Other..................................................     732             912
                                                        -------         -------
                                                         12,117          16,558
Inventories............................................  20,724          18,405
Prepaid expenses and other.............................     300             296
Deferred tax asset.....................................   1,565           1,565
                                                        -------         -------
        Total current assets...........................  34,706          36,824

Property and equipment, net............................   1,880           2,148
Intangible assets, net.................................     788           1,293
Note from officer......................................     183             183
Deferred offering cost.................................     390             409
Other assets...........................................     341             341
                                                          -----         -------
     Total assets...................................... $38,288          41,198
                                                        =======         =======

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                                                     June 30,  September 30,
                                                       1997         1997
                                                     --------  -------------
                                                     (Note 1)     (Note 1)
                                                                (Unaudited)
                                                          (In thousands)
       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
Trade accounts payable............................   $13,397        13,484
Accrued compensation cost.........................       207           373
Accrued expenses and other liabilities............       664         1,367
Income tax payable................................       257           386
                                                     -------       -------
 Total current liabilities........................    14,525        15,610

Deferred tax liability............................        47            47
Line of credit....................................     5,391         6,339
                                                     -------       -------
  Total liabilities...............................    19,963        21,996
                                                     -------       -------
Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
  authorized, none issued and outstanding.........        --            --
Common stock, no par value; 10,000,000 shares
  authorized, 3,249,183 and 3,250,183 issued and
  outstanding at June 30, 1997 and
  September 30, 1997, respectively................    12,307        12,312
Retained earnings.................................     6,018         6,890
                                                     -------       -------
  Total shareholders' equity......................    18,325        19,202
                                                     -------       -------
 Total liabilities and shareholders' equity         $ 38,288        41,198
                                                    ========       =======

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                    CONDENSED INCOME STATEMENTS  (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                        1996      1997
                                                      -------   --------
                                              (In thousands except per share data)
Net sales............................................ $19,673    35,342
Cost of goods sold...................................  16,975    31,291
                                                      -------   -------
  Gross profit.......................................   2,698     4,051
Selling, general and administrative
  expenses...........................................   1,668     2,491
Amortization of intangibles..........................      20        20
       Total operating expenses......................   1,688     2,511
                                                      -------   -------
  Operating income...................................   1,010     1,540

Other income (expense):
  Interest income (expense), net.....................     (55)     (103)
  Other income (expense), net........................     (26)      (30)
                                                      -------   -------
     Total other income (expense)....................     (81)     (133)
                                                      -------   -------

  Income before income taxes.........................     929     1,407

Income taxes.........................................     353       535
                                                      -------   -------

     Net income...................................... $   576       872
                                                      =======   =======

Net income per share................................. $   .17       .25
                                                      =======   =======

Weighted average shares outstanding..................   3,462     3,483
                                                      =======   =======

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                            STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                            1996      1997
                                                          --------  --------
                                                            (In thousands)
Cash flows from operating activities:

    Net income........................................... $   576        872

    Adjustments to reconcile net income to cash used
      In operating activities
    Depreciation.........................................      80        135
    Amortization of intangible assets....................      20         20
    Changes in operating assets and liabilities:
    Receivables..........................................    (402)    (3,876)
    Other receivables....................................      37       (180)
    Inventories..........................................  (4,980)     3,199
    Prepaid expenses and other...........................     (33)         4
    Accounts payable.....................................   5,836       (325)
    Accrued compensation.................................      57        166
    Accrued expenses and other liabilities...............     (51)       (25)
    Income tax payable...................................    (386)       129
    Other noncurrent assets..............................    (123)         0
                                                          -------    -------

  Net cash provided by operating activities..............     631        119

Cash flows from investing activities:
    Capital expenditures, net............................    (210)      (353)
    Purchase of ProCom...................................      --       (700)
                                                          -------    -------

  Net cash used in investing activities..................    (210)    (1,053)

Cash flows from financing activities:
    Borrowings (payments) on line of credit..............    (421)       948
    Proceeds from option exercises.......................      --          5
    Deferred offering cost...............................      --        (19)
                                                          -------    -------

  Net cash (used in) provided by financing activities....    (421)       934

  Increase (decrease) in cash............................      --         --

Cash at beginning of period..............................      --         --
                                                          -------    -------

Cash at end of period.................................... $    --         --
                                                          =======    =======

                                SCANSOURCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the period ended June 30, 1997. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

  Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

  The balance sheet for June 30, 1997 has been derived from the audited balance sheet for that date.

(2)  SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition - The Company records revenue when products are shipped.

  Inventories - Inventories consisting of point of sale and bar code equipment are stated at the lower of cost (first-in, first-out method) or market.

(3)  LINE OF CREDIT

  In November 1996 the Company closed a line of credit agreement with a bank which extends to October 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory at the 30 day LIBOR rate of interest plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The effective interest rate was 7.81% at September 30, 1997 and the outstanding balance on the line of credit was $6.3 million on a loan base which exceeded $15 million, leaving $8.7 million available at September 30, 1997.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(4)  PURCHASE OF PROCOM SUPPLY CORPORATION

  On September 12, 1997 the Company acquired the assets and assumed the liabilities of ProCom Supply Corporation (ProCom), as follows:


  Accounts receivable............................... $   385,000
  Inventory.........................................     880,000
  Fixed assets and other............................      22,000
  Goodwill..........................................     525,000
                                                     -----------
                                                       1,812,000
                                                     -----------


  Trade accounts payable............................    (412,000)
  Other liabilities.................................    (150,000)
  Amount due to former ProCom owner.................    (550,000)
                                                     -----------

                                                      (1,112,000)


  Cash paid......................................... $   700,000
                                                     ===========

  The value of goodwill is based upon the customer base, telephony industry knowledge, and established presence which ProCom had in the industry. The amount due to former ProCom owner will be paid within six months, after the collectibility of receivables and the marketability of inventory is determined.

(5)  SECONDARY OFFERING

  In October 1997 the Company completed a public offering of 1,538,600 shares of common stock at $18.25 per share. Proceeds to the Company, after approximately $550,000 of offering expenses and a $1.095 per share underwriting discount, was approximately $25.8 million. The Company used a portion of the offering proceeds to pay off its line of credit, described in note 3 above.

PART I.   FINANCIAL INFORMATION

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     NET SALES.    Net sales for the quarter ended September 30, 1997 increased
79% to $35.3 million from $19.7 million for the comparable prior year quarter. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     GROSS PROFIT.    Gross profit for the quarter ended September 30, 1997
increased 52% to $4.1 million from $2.7 million for the comparable prior year quarter. Gross profit as a percentage of sales for the quarter ended September 30, 1997 was 11.5% compared to 13.7% for the comparable prior year period. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales of more lower-margin products and the volume discounts provided to resellers on large orders.

     OPERATING EXPENSES. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended September 30, 1997 increased 47% $2.5 million compared to $1.7 million for the comparable prior year period. Operating expenses as a percentage of sales was 7.1% for the quarter ended September 30, 1997, compared to 8.6% for the comparable prior year period. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

     OPERATING INCOME.    Operating income for the quarter ended September 30,
1997 increased 50% to $1.5 million from $1 million for the same period in 1996, driven by the improvement in gross profit as described above. Operating income as a percentage of sales was 4.4% for the quarter ended September 30, 1997 compared to 5.1% for the same period one year ago.

     OTHER INCOME (EXPENSE). Total other income (expenses) consists of interest income (expense), net, and other expense net. Net interest expense was $103,000 and $55,000 for the quarters ended September 30, 1997 and 1996, respectively, representing interest paid on borrowings under the Company's line of credit.

     INCOME TAXES.    Tax expense was provided at a 38% effective rate for the
quarters ended September 30, 1997 and 1996, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

     NET INCOME.   The effect of improved operating income, net of higher
interest expense, resulted in net income increasing 51% to $872,000 for the quarter ended September 30, 1997 from $576,000 for the year-earlier quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its initial operating requirements and growth through private financings totaling $500,000. In March 1994, the Company completed an initial public offering of units, which consisted of common stock and warrants, which provided the Company with approximately $4.6 million. The Company also received proceeds of approximately $6.3 million from common stock issued upon the exercise of stock purchase warrants prior to their redemption date in September 1995. In October 1997 the Company completed a secondary offering of stock which provided the Company approximately $25.8 million for general corporate purposes, including working capital and possible acquisitions.

     In November 1996 the Company renegotiated a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day LIBOR rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. The outstanding balance on the line of credit was $6.3 million on a borrowing base which exceeded $15 million, leaving $8.7 million available at September 30, 1997.

     For the quarter ended September 30, 1997 net cash of $119,000 was provided by operating activities compared to $631,000 for the quarter ended September 30, 1996. Cash provided by operations was primarily from a reduction in inventory partially offset by growth in trade receivables.

     Cash used in investing activities of $1.1 million for the quarter ended September 30, 1997 included $700,000 for the purchase of ProCom Supply Corporation and $353,000 for capital expenditures, including $170,000 for the Company's computer conversion to a UNIX-based operating system. Cash used in investing activities for the quarter ended September 30, 1996 was $200,000 for capital expenditures.

     Cash provided by financing activities for the quarters ended September 30, 1997 and 1996 was $934,000 and $421,000, respectively, which represented primarily borrowings on the line of credit.

     The Company's current ratios at September 30, 1997 and at June 30, 1997 were 2.36 and 2.39, respectively.

PART II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS.

                   Not applicable

          Item 2.  CHANGES IN SECURITIES.

                   Not applicable

          Item 3.  DEFAULTS UPON SENIOR SECURITIES.

                   Not applicable

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                   None

          Item 5.  OTHER INFORMATION.

                   Not applicable.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   (a) Exhibits

                       Exhibit 27  Financial Data Schedule - Page 12

                   (b) Reports on Form 8-K

                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCANSOURCE, INC.


                                    /s/ Steven H. Owings
                                    ------------------------------------------
                                    STEVEN H. OWINGS
                                    Chief Executive Officer


                                    /s/ Jeffery A. Bryson
                                    ------------------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer

Date: November 14, 1997