Form 10-Q
period 1997-12-31
SCANSOURCE INC
filed 1998-02-17
CIK 918965

Conformed

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1997
                                      or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number 1-12842

                               ScanSource, Inc.
--------------------------------------------------------------------------------
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

                                (864) 288-2432
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

As of December 31, 1997, 4,817,583 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                               December 31, 1997


PART I.   FINANCIAL INFORMATION                                      Page No.

          Item 1. Financial Statements (Unaudited)....................  2

                  Condensed Balance Sheets............................  2
                  Condensed Income Statements.........................  4
                  Condensed Statements of Cash Flows..................  5
                  Notes to Condensed Financial Statements.............  6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................  8

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk......................................... 10


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

SIGNATURES............................................................ 11

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                               SCANSOURCE, INC.

                           CONDENSED BALANCE SHEETS



                                                  June 30,       December 31,
                                                    1997             1997
                                                -----------     --------------
                                                  (Note 1)         (Note 1)
                                                                  (Unaudited)
                       Assets                          (In thousands)
Current assets:
  Cash.............................................$    --          10,657
  Receivables:
    Trade, less allowance for doubtful accounts of
    $1,174,000 at June 30, 1997 and
    $1,556,000 at December 31, 1997................ 11,385          18,148
  Other............................................    732           1,157
                                                   -------         -------
                                                    12,117          19,305
  Inventories...................................... 20,724          29,602
  Prepaid expenses and other.......................    300             404
  Deferred tax asset...............................  1,565           1,565
                                                   -------         -------

    Total current assets........................... 34,706          61,533
                                                   -------         -------
Property and equipment, net........................  1,880           2,282
Intangible assets, net.............................    788           1,263
Deferred offering cost.............................    390               0
Other assets.......................................    524             325
                                                   -------         -------

    Total assets...................................$38,288          65,403
                                                   =======         =======


                 See notes to condensed financial statements.

                                SCANSOURCE, INC.


                                                     June 30,    December 31,
  Liabilities and Shareholders' Equity                  1997        1997
  ------------------------------------              ---------  --------------
                                                     (Note 1)     (Note 1)
                                                                 (Unaudited)
                                                        (In thousands)

Current liabilities:
Trade accounts payable............................   $13,397          17,236
Accrued compensation cost.........................       207             270
Accrued expenses and other liabilities............       664           1,577
Income tax payable................................       257               0
                                                     -------          ------
 Total current liabilities........................    14,525          19,083

Deferred tax liability............................        47              47
Line of credit....................................     5,391               0
                                                     -------          ------
  Total liabilities...............................    19,963          19,130
                                                     -------          ------


Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
  authorized, none issued and outstanding.........        --              --
Common stock, no par value; 10,000,000 shares
  authorized, 3,249,183 and 4,817,583 issued and
  outstanding at June 30, 1997 and
  December 31, 1997, respectively.................    12,307          38,196
Retained earnings.................................     6,018           8,077
                                                     -------          ------
  Total shareholders' equity......................    18,325          46,273
                                                     -------          ------

 Total liabilities and shareholders' equity.......  $ 38,288          65,403
                                                    ========          ======



                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                          CONDENSED INCOME STATEMENTS
                                  (UNAUDITED)


                                               Quarter Ended  Six Months Ended
                                                December 31,    December 31,
                                               1996     1997    1996   1997
                                               ----     ----    ----   ----
                                           (In thousands except per share data)

Net sales...................................  $22,437  39,230  42,110  74,572
 Cost of goods sold.........................   19,407  34,158  36,382  65,449
                                              -------  ------  ------  ------

  Gross profit..............................    3,030   5,072   5,728   9,123

Selling, general and administrative
  expenses..................................    1,889   3,337   3,557   5,828
Amortization of intangibles.................       21      30      41      50
                                              -------  ------  ------  ------
  Total operating expenses..................    1,910   3,367   3,598   5,878
                                              -------  ------  ------  ------
  Operating income..........................    1,120   1,705   2,130   3,245


Other income (expense):
  Interest income (expense), net............      (88)    214    (169)    111
  Other income (expense), net................     (--)     (4)    (--)    (34)
                                              -------  ------  ------  ------
      Total other income (expense)...........     (88)    210    (169)     77
                                              -------  ------  ------  ------

  Income before income taxes................    1,032   1,915   1,961   3,322

Income taxes................................      392     728     745   1,263
                                              -------  ------  ------  ------
     Net income.............................   $  640   1,187   1,216   2,059
                                               ======  ======  ======  ======

Basic EPS

     Net income per share...................   $  .20     .25     .37    .52
                                               ======  ======  ======  ======

     Weighted average shares outstanding....    3,246   4,665   3,246  3,960
                                               ======  ======  ======  ======


Diluted EPS


     Net income per share...................   $  .18     .24     .35    .49
                                               ======  ======  ======  ======

     Weighted average shares outstanding....    3,484   4,970   3,469  4,227
                                               ======  ======  ======  ======



                  See notes to condensed financial statements.

                                SCANSOURCE, INC.


                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six Months Ended
                                                         December 31,

                                                        1996      1997
                                                        ----      ----
                                                        (In thousands)
Cash flows from operating activities:
 Net income.........................................   $ 1,216    2,059
  Adjustments to reconcile net income to cash used
    in operating activities:
    Depreciation....................................       170      322
    Amortization of intangible assets...............        41       50
    Changes in operating assets and liabilities:
    Receivables.....................................    (1,254)  (6,378)
    Other receivables                                      (28)    (425)
    Inventories.....................................    (7,631)  (7,998)
    Prepaid expenses and other......................       (74)    (104)
    Accounts payable                                     7,315    3,427
    Accrued compensation............................        46       63
    Accrued expenses and other liabilities..........      (105)     203
    Income tax payable..............................      (540)    (257)
    Other noncurrent assets.........................      (129)     199
                                                       -------   ------

  Net cash provided by operating activities.........      (973)  (8,839)


Cash flows from investing activities:
   Capital expenditures, net........................      (340)    (692)
   Purchase of ProCom...............................        --     (700)
                                                       -------   ------


  Net cash used in investing activities.............      (340)  (1,392)


Cash flows from financing activities:
   Proceeds from secondary offering.................        --   25,822
   Borrowings (payments) on line of credit..........     1,290   (5,391)
   Proceeds from option exercises...................        23       67
   Deferred offering cost...........................        --      390
                                                       -------   ------

  Net cash provided by financing activities.........     1,313   20,888


  Increase in cash..................................        --   10,657

Cash at beginning of period.........................        --       --
                                                       -------   ------

Cash at end of period...............................   $    --   10,657
                                                       =======   ======

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

(3)  LINE OF CREDIT

     In November 1996 the Company closed a line of credit agreement with a bank which extends to October 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory at the 30 day LIBOR rate of interest plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. All outstanding debt under the line of credit was repaid in October 1997 with proceeds from the sale of stock described in note 5, therefore the full $15 million line was available at December 31, 1997.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



(4) PURCHASE OF PROCOM SUPPLY CORPORATION

    On September 12, 1997 the Company acquired the assets and assumed the liabilities of ProCom Supply Corporation (ProCom), a business telephone distributor, as follows:



    Accounts receivable............................  $385,000
    Inventory......................................   880,000
    Fixed assets and other.........................    22,000
    Goodwill.......................................   525,000
                                                   ----------
                                                    1,812,000
                                                   ----------

   Trade accounts payable.........................   (412,000)
   Other liabilities..............................   (150,000)
   Amount due to former ProCom owner..............   (550,000)
                                                   ----------
                                                   (1,112,000)

   Cash paid......................................   $700,000
                                                   ==========


   The value of goodwill is based primarily upon the acquired customer base, telephony industry knowledge, and established presence which ProCom had in the industry. The amount due to former ProCom owner will be paid after the collectibility of receivables and the marketability of inventory is determined.

(5) SECONDARY OFFERING

    In October 1997 the Company completed a public offering of 1,538,600 shares of common stock at $18.25 per share. Proceeds to the Company, after approximately $578,000 of offering expenses and a $1.095 per share underwriting discount, was approximately $25.8 million. The Company used a portion of the offering proceeds to pay off its line of credit described in note 3 above.

(6) SUBSEQUENT EVENTS

    In January 1998 ScanSource issued 220,513 shares of its common stock in exchange for all the outstanding shares of two companies, doing business as POS ProVisions (USA) and POS ProVisions, Ltd. (Canada), in a business combination that meets all the criteria for the pooling-of-interests accounting. Previously reported financial statements of ScanSource will not be restated for the combinations, since the acquired companies are not material to ScanSource. POS ProVisions are each distributors of point-of-sale equipment.

    In January 1998 the Company issued 60,000 shares of its common stock in a cashless exercise by the holders of the remaining 42,000 units of the underwriters Unit Purchase Option.

PART I.   FINANCIAL INFORMATION


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations


     NET SALES.    Net sales for the quarter ended December 31, 1997 increased
75.0% to $39.2 million from $22.4 million for the comparable prior year quarter. Net sales increased 77.2% to $74.6 million for the six months ended December 31, 1997 from $42.1 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     GROSS PROFIT.    Gross profit for the quarter ended December 31, 1997
increased 70.0% to $5.1 million from $3.0 million for the comparable prior year quarter. Gross profit increased 59.7% to $9.1 million for the six months ended December 31, 1997 from $5.7 million for the comparable prior year period. Gross profit as a percentage of sales for the quarter and six months ended December 31, 1997 was 12.9% and 12.2%, respectively, compared to 13.5% and 13.6%, respectively, for the comparable prior year periods. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales of more lower-margin products and the volume discounts provided to resellers on large orders.

     OPERATING EXPENSES. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended December 31, 1997 increased 79.0% to $3.4 million compared to $1.9 million for the comparable prior year period. Operating expenses for the six months ended December 31, 1997 increased 63.9% to $5.9 million from $3.6 million for the comparable prior year period. Operating expenses as a percentage of sales was 8.6% and 7.9%, respectively, for the quarter and six months ended December 31, 1997, compared to 8.4% for both of the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

     OPERATING INCOME.    Operating income for the quarter ended December 31,
1997 increased 54.6% to $1.7 million from $1.1 million for the same period in 1996, driven by the improvement in gross profit as described above. Operating income increased 57.1% to $3.3 million for the six months ended December 31,
1997 from $2.1 million for the comparable prior year period.   Operating income
as a percentage of sales was 4.4% for both the quarter and six months ended December 31, 1997, compared to 5.0% and 5.1%, respectively, for the comparable prior year periods.

     OTHER INCOME (EXPENSE). Total other income (expense), net consists of interest income (expense), net, and other expense, net. Net interest income for the quarter and six months ended December 31, 1997 was $214,000 and $111,000, respectively, representing earnings from invested cash resulting from the Company's sale of stock in October 1997. Net interest expense for the quarter and six months ended December 31, 1996 of $88,000 and $169,000, respectively, resulted from interest paid on borrowings under the Company's line of credit.

     INCOME TAXES.    Tax expense was provided at a 38% effective rate for both
the quarter and six months ended December 31, 1997, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end. Tax expense was also provided at a 38% effective rate for the quarter and six months ended December 31, 1996.

     NET INCOME.   The effect of improved operating income, and net interest
income, resulted in net income increasing 85.5% to $1.2 million for the quarter ended December 31, 1997 from $640,000 for the year-earlier quarter. Net income for the six months ended December 31, 1997 increased 75.0% to $2.1 from $1.2
million for the comparable prior year period.   Net income as a percentage of
sales was 3.0% and 2.8%, respectively, for the quarter and six months ended December 31, 1997 compared to 2.9% for both the quarter and six months ended December 31, 1996.



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

     In November 1996 the Company renegotiated a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day LIBOR rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. All outstanding debt under the line of credit was repaid in October 1997 with proceeds from the sale of stock; therefore the full $15 million line was available at December 31, 1997.

     For the six months ended December 31, 1997 net cash of $8.8 million was used in operating activities compared to $973,000 for the six months ended December 31, 1996. Cash used in operations was primarily from increases in receivables and inventory partially offset by growth in trade payables.

     Cash used in investing activities of $1.4 million for the six months ended December 31, 1997 included $700,000 for the purchase of ProCom Supply Corporation and $692,000 for capital expenditures, including $170,000 for the Company's computer conversion to a UNIX-based operating system. Cash used in investing activities for the six months ended December 31, 1996 was $340,000 for capital expenditures.

     Cash provided by financing activities for the six months ended December 31, 1997 and 1996 was $20.9 million and $1.3 million, respectively. For 1997 cash of $25.8 million and $67,000 was provided from the sale of common stock in an October 1997 public offering and from the exercise of stock options, respectively. Approximately $6.6 million of this cash was used to pay down the outstanding balance under the Company's line of credit, compared to $1.3 million borrowed on the line of credit for the same period in 1996.

     The Company's current ratios at December 31, 1997 and at June 30, 1997 were
3.23 and 2.39, respectively.

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK


                   Not Applicable

PART II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS.

                   Not applicable

          Item 2.  CHANGES IN SECURITIES.

                   Not applicable

          Item 3.  DEFAULTS UPON SENIOR SECURITIES.

                   Not applicable

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


(a)  The Company's annual meeting of shareholders was held on December 4, 1997.
(b) The four directors listed in subsection (c) below were elected at the meeting. The Company has no other directors whose term of office continued after the meeting.
(c)  (i)  Election of Directors.



                                Number of Shares
                                ----------------
                                      Withhold
Nominees                     For     Authority
--------                  ---------  ---------
     Michael L. Baur      3,651,716      4,100
     Steven H. Owings     3,651,716      4,100
     Steven R. Fischer    3,651,716      4,100
     James G. Foody       3,651,716      4,100


(ii)  Proposal to ratify adoption of the Company's 1997 Stock Incentive Plan.



                                Number of Shares
                                ----------------
     For               2,234,995
     Against              58,310
     Abstain              25,689
     Not voted         1,336,822


(iii) Proposal to ratify grants in 1996 and 1997 of non-qualified stock options to the Company's Chief Executive Officer, President, and Chief
       Financial Officer and Treasurer:

                                Number of Shares
                                ----------------

     For              2,086,520
     Against            209,085
     Abstain             23,389
     Not voted        1,336,822

(iv) Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997:

                                Number of Shares
                                ----------------

     For              3,629,274
     Against              9,317
     Abstain             17,225
     Not voted

          Item 5.  OTHER INFORMATION.

                   Not applicable.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                   (a)  Exhibits

                        Exhibit 10.40--1997 Stock Incentive Plan

                        Exhibit 27--Financial Data Schedule

                   (b)  Reports on Form 8-K

                        The Company filed a report on Form 8-K on December 23, 1997 to announce in item 5 it had signed a letter of intent to acquire POS ProVisions (USA) and POS ProVisions, Ltd. (Canada).

                        The Company filed a report on Form 8-K on January 20, 1998 to announce in items 5 and 9 the completion of the acquisitions described above and the issuance of 220,513 shares of the Company's common stock in connection with the acquisitions.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SCANSOURCE, INC.



                                    /s/ Steven H. Owings
                                    ------------------------------
                                    STEVEN H. OWINGS
                                    Chief Executive Officer



                                    /s/ Jeffery A. Bryson
                                    ------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer



Date: February 13, 1998