Form 10-Q
period 1998-03-31
SCANSOURCE INC
filed 1998-05-15
CIK 918965

Conformed


                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)



[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________


Commission file number 1-12842


                               ScanSource, Inc.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


      South Carolina                                        57-0965380
-------------------------------           --------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporated or organization)


   6 Logue Court, Suite G
     Greenville, SC                                          29615
-----------------------------------       --------------------------------------
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        -------       -----

As of March 31, 1998, 5,343,527 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                                March 31, 1998


PART I.   FINANCIAL INFORMATION                                                      Page No.
                                                                                    --------

          Item 1.   Consolidated Financial Statements (Unaudited)...................    2

                    Condensed Consolidated Balance Sheets...........................    2
                    Condensed Consolidated Income Statements........................    4
                    Consolidated Statements of Cash Flows...........................    5
                    Notes to Consolidated Financial Statements......................    6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................    8

          Item 3.   Quantitative and Qualitative Disclosures About Market
                    Risk............................................................   10

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings...............................................  10
          Item 2.   Changes in Securities and Use of Proceeds.......................  10
          Item 3.   Defaults Upon Senior Securities.................................  10
          Item 4.   Submission of Matters to a Vote of Security-Holders.............  10
          Item 5.   Other Information...............................................  10
          Item 6.   Exhibits and Reports on Form 8-K................................  10

SIGNATURES..........................................................................  11

PART I.  FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS


                               SCANSOURCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,                March 31,
                                                          1997                     1998
                                                       --------                ---------
                                                        (Note 1)                (Note 1)
                                                                               (Unaudited)
                                                                 (In thousands)
            Assets
            -------
Current assets:
 Cash................................................... $   429                 1,466
 Receivables:
     Trade, less allowance for doubtful accounts of
     $1,227,000 at June 30, 1997 and
     $1,793,000 at March 31, 1998.......................  11,864                21,277
 Other..................................................     732                 1,332
                                                         -------                ------
                                                          12,596                22,609
 Inventories............................................  21,786                38,947
 Prepaid expenses and other.............................     300                   459
 Deferred tax asset.....................................   1,565                 1,565
                                                         -------                ------

     Total current assets...............................  36,676                65,046
                                                          ------                ------

Property and equipment, net.............................   1,890                 2,997
Intangible assets, net..................................     788                 1,234
Deferred offering cost..................................     390                     0
Other assets............................................     524                   469
                                                           -----                 -----

     Total assets....................................... $40,268                69,746
                                                         =======                ======

                See notes to consolidated financial statements.

                                SCANSOURCE, INC.

                                                      June 30,      March 31,
Liabilities and Shareholders' Equity                    1997          1998
------------------------------------                  --------       ------
                                                       (Note 1)     (Note 1)
                                                                   (Unaudited)
                                                          (In thousands)
Current liabilities:
Trade accounts payable.............................   $15,045        20,608
Accrued compensation cost..........................       214           435
Accrued expenses and other liabilities.............       664           976
Income tax payable.................................       257            --
                                                      -------        ------
 Total current liabilities.........................    16,180        22,019

Deferred tax liability.............................        47            47
Line of credit.....................................     5,391            --
                                                      -------        ------
  Total liabilities................................    21,618        22,066
                                                      -------        ------

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
  authorized, none issued and outstanding..........        --            --
Common stock, no par value; 10,000,000 shares
  authorized, 3,249,183 and 5,343,527 issued and
  outstanding at June 30, 1997 and
  March 31, 1998, respectively.....................    12,350        38,092
Retained earnings..................................     6,300         9,588
                                                      -------        ------
  Total shareholders' equity.......................    18,650        47,680
                                                      -------        ------

 Total liabilities and shareholders' equity........   $40,268        69,746
                                                      =======        ======

       See notes to consolidated financial statements.

                                SCANSOURCE, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)



                                                 Quarter Ended     Nine Months Ended
                                                   March 31,            March 31,

                                                1997      1998       1997     1998
                                                ----      ----       ----     ----
                                               (In thousands except per share data)

Net sales................................      $25,098   46,538    69,626    126,148
Cost of goods sold.......................       21,544   40,289    59,807    109,798
                                                ------   ------    ------    -------

  Gross profit...........................        3,554    6,249     9,819     16,350
Selling, general and administrative
  expenses...............................        2,311    4,329    6,314      11,038
Amortization of intangibles..............           20       30       61          79
                                                 -----   ------   ------     -------
  Total operating expenses................       2,331    4,359    6,375      11,117
                                                 -----   ------   ------     -------
  Operating income.......................        1,223    1,890    3,444       5,233


Other income (expense):
   Interest income (expense), net........         (164)     124     (334)        237
   Acquisition expense...................           --     (305)      --        (335)
   Other income (expense), net...........          (--)    ( 15)     (--)      (  21)
                                                 -----   ------    -----      ------
      Total other (expense)..............         (164)    (196)    (334)       (119)
                                                 -----    -----    -----      ------
   Income before income taxes............        1,059    1,694    3,110       5,114

Income taxes.............................          376      563    1,121       1,826
                                                 -----    -----    -----      ------

     Net income..........................      $   683    1,131    1,989       3,288
                                               =======    =====    =====      ======

Basic EPS

      Net income per share...............      $   .20      .21      .57         .72
                                               =======    =====    =====      ======

      Weighted average shares outstanding        3,487    5,321    3,485       4,571
                                               =======    =====    =====      ======

Diluted EPS

     Net income per share................      $   .18      .20      .54         .71
                                               =======    =====    =====      ======

     Weighted average shares outstanding         3,710    5,587    3,715       4,663
                                               =======    =====    =====       =====

                See notes to consolidated financial statements.

                                SCANSOURCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Nine Months Ended
                                                           March 31,
                                                    1997               1998
                                                    ----               ----
                                                         (In thousands)

Cash flows from operating activities:
 Net income                                        $ 1,989             3,288
   Adjustments to reconcile net income
    to cash used in operating activities:
    Depreciation                                       265               547
    Amortization of intangible assets                   62                79
    Changes in operating assets and liabilities:
    Receivables                                     (3,711)           (8,075)
    Other receivables                                  (73)             (600)
    Inventories                                     (6,047)          (15,206)
    Prepaid expenses and other                        (448)             (146)
    Accounts payable                                 7,848             3,567
    Accrued compensation                               182               221
    Accrued expenses and other liabilities             155              (104)
    Income tax payable                                (540)             (257)
    Other noncurrent assets                           (149)               55
                                                   -------           -------

  Net cash used in operating activities               (467)          (16,631)

Cash flows from investing activities:
  Capital expenditures, net                           (600)           (1,530)
  Acquisition of business                               --            (1,100)
                                                   -------           -------

  Net cash used in investing activities               (600)           (2,630)

Cash flows from financing activities:
  Proceeds from secondary offering                      --            25,822
  Borrowings (payments) on line of credit            1,513            (5,946)
  Net proceeds from option exercises                    25                32
  Deferred offering cost                              (378)              390
                                                   -------           -------

  Net cash provided by financing activities          1,160            20,298
                                                   -------           -------

  Increase in cash                                      93             1,037

Cash at beginning of period                            102               429
                                                   -------           -------

Cash at end of period                              $   195             1,466
                                                   =======           =======

                See notes to consolidated financial statements.

                                SCANSOURCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the period ended June 30, 1997. All reported amounts, including the June 30, 1997 balance sheet and all income statement and cash flow amounts have been adjusted to reflect the pooling of The CTI Authority's financial position and operating results for those periods. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

     Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - The Company records revenue when products are shipped.

     Inventories - Inventories consisting of point of sale, bar code, and telephony equipment are stated at the lower of cost (first-in, first-out method) or market.

(3)  LINE OF CREDIT

     The Company has a line of credit agreement with a bank which extends to October 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory at the 30 day LIBOR rate of interest plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. All outstanding debt under the line of credit was repaid in October 1997 with proceeds from the sale of stock described in note 5, therefore the full $15 million line was available at March 31, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) ACQUISITIONS
    (a) THE CTI AUTHORITY

    In February 1998 the Company issued 238,830 shares of its common stock in exchange for all outstanding stock of The CTI Authority, Inc., a distributor of telephony products. The transaction has been accounted for as a pooling-of-interests combination, and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of The CTI Authority, Inc.. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.


                              Years ended June 30,            Six months ended
                              1996          1997              December 31, 1998
                              ----          ----              -----------------
    Net Sales
       ScanSource          $55,670,000   93,922,000              74,572,000
       The CTI Authority       713,000    5,916,000               5,038,000
                           -----------   ----------              ----------
       Combined            $56,383,000   99,838,000              79,610,000
                           ===========   ==========              ==========

    Net Income
       ScanSource          $ 1,858,000    2,540,000               2,059,000
       The CTI Authority        48,000      233,000                  98,000
                           -----------   ----------              ----------
       Combined            $ 1,906,000    2,773,000               2,157,000
                           ===========    =========              ==========

  (b) In September 1997 and January 1998 the Company acquired two distributors of business telephones and point-of-sale equipment, respectively. The Company paid $1.1 million and issued 220,513 shares of its common stock in the two business combinations.

(5) EQUITY TRANSACTIONS

  In October 1997 the Company completed a public offering of 1,538,600 shares of common stock at $18.25 per share. Proceeds to the Company, after approximately $578,000 of offering expenses and a $1.095 per share underwriting discount, were approximately $25.8 million. The Company used a portion of the offering proceeds to pay off its line of credit described in note 3 above.

  In January 1998 the Company issued 60,000 shares of its common stock in a cashless exercise by the holders of the remaining 42,000 units of the underwriters Unit Purchase Option.

PART I.   FINANCIAL INFORMATION

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     NET SALES.    Net sales for the quarter ended March 31, 1998 increased
85.3% to $46.5 million from $25.1 million for the comparable prior year quarter. Net sales increased 81.2% to $126.1 million for the nine months ended March 31, 1998 from $69.6 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers. Sales for all quarters presented were increased by the effects of pooling The CTI Authority's sales as described in note 4(a) of the consolidated financial statements.

     GROSS PROFIT.    Gross profit for the quarter ended March 31, 1998
increased 72.2% to $6.2 million from $3.6 million for the comparable prior year quarter. Gross profit increased 67.3% to $16.4 million for the nine months ended March 31, 1998 from $9.8 million for the comparable prior year period. Gross profit as a percentage of sales for the quarter and nine months ended March 31, 1998 was 13.3% and 13.0%, respectively, compared to 14.3% and 14.1%, respectively, for the comparable prior year periods. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales of more lower-margin products and the volume discounts provided to resellers on large orders.

     OPERATING EXPENSES. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended March 31, 1998 increased 91.3% to $4.4 million compared to $2.3 million for the comparable prior year period. Operating expenses for the nine months ended March 31, 1998 increased 73.4% to $11.1 million from $6.4 million for the comparable prior year period. Operating expenses as a percentage of sales was 9.5% and 8.8%, respectively, for the quarter and nine months ended March 31, 1998, compared to 9.2% for both of the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased for the nine months ended March 31, 1998 as a percentage of sales due to efficiencies gained through increased sales volume. Operating expenses as a percentage of sales for the quarter ended March 31, 1998 were higher than the prior year due to some duplicative costs resulting from the acquisitions.

     OPERATING INCOME.    Operating income for the quarter ended March 31, 1998
increased 58.3% to $1.9 million from $1.2 million for the same period in 1997, driven by the improvement in gross profit as described above. Operating income increased 52.9% to $5.2 million for the nine months ended March 31, 1998 from
$3.4 million for the comparable prior year period.   Operating income as a
percentage of sales was 4.1% for both the quarter and nine months ended March 31, 1998, compared to 4.8% and 4.9%, respectively, for the comparable prior year periods.

     OTHER INCOME (EXPENSE). Total other income (expense) consists of interest income (expense), acquisition expense, and other expense. Net interest income for the quarter and nine months ended March 31, 1998 was $124,000 and $237,000, respectively, representing earnings from invested cash resulting from the Company's sale of stock in October 1997. Net interest expense for the quarter and nine months ended March 31, 1997 of $164,000 and $334,000, respectively, resulted from interest paid on borrowings under the Company's line of credit. Acquisition expense includes the nonreocurring costs associated with the Company's acquisition of The CTI Authority and other businesses.

     INCOME TAXES.    Tax expense represents the state and federal tax expected
to be due after annualizing income to the fiscal year end. Tax expense was provided at rates ranging from 33-36% reflecting the effects of the Company combining operating results with The CTI Authority which reduced the effective rate through March 1998. The tax rate for consolidated net income for the periods following March 1998 is expected to be 38%.

     NET INCOME.   The effect of improved operating income and  interest income resulted in net income increasing 61.8% to $1.1 million for the quarter ended March 31, 1998 from $680,000 for the year-earlier quarter. Net income for the nine months ended March 31, 1998 increased 65.0% to $3.3 from $2.0 million for
the comparable prior year period.   Net income as a percentage of sales was 2.4%
and 2.6%, respectively, for the quarter and nine months ended March 31, 1998 compared to 2.8% and 2.9%, respectively, for the comparable prior year periods.



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

     During the quarter ended March 31, 1998 the Company issued an aggregate of 459,343 shares of its common stock for acquisitions.

     The Company has a bank line of credit agreement extending to October 31, 1998 whereby the Company can borrow up to $15 million, based upon 80% of eligible accounts receivable and 40% of non-IBM inventory, at the 30 day LIBOR rate of interest, plus a rate varying from 2.00% to 2.65% tied to the Company's debt to net worth ratio ranging from 1:1 to 2:1. The revolving credit is secured by accounts receivable and inventory. All outstanding debt under the line of credit was repaid in October 1997 with proceeds from the sale of stock; therefore the full $15 million line was available at March 31, 1998.

     For the nine months ended March 31, 1998 net cash of $16.7 million was used in operating activities compared to $467,000 for the nine months ended March 31, 1997. Cash used in operations was primarily from increases in receivables and inventory partially offset by growth in trade payables. The higher inventory and receivables for the period ended March 31, 1998 was the result of the Company's acquisition of inventory and accounts receivable from The CTI Authority, its stocking of a warehouse to serve the Canada market, and higher inventory to prepare for fourth quarter sales opportunities.

     Cash used in investing activities of $2.6 million for the nine months ended March 31, 1998 included $1.1 million for a business acquisition and $1.5 million for capital expenditures, including $170,000 for the Company's computer conversion to a UNIX-based operating system. Cash used in investing activities for the nine months ended March 31, 1997 was $600,000 for capital expenditures.

     Cash provided by financing activities for the nine months ended March 31, 1998 and 1997 was $20.3 million and $1.2 million, respectively. For the period ended March 31, 1998 cash was provided primarily from the sale of $25.8 million of common stock in an October 1997 public offering from which $6.0 million of cash was used to pay down the outstanding balance under the Company's line of credit. For the prior year period, cash was provided by $1.5 million borrowed on the line of credit, offset by deferred offering costs.

     The Company's current ratios at March 31, 1998 and at June 30, 1997 were
2.95 and 2.27, respectively.

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

           Not Applicable

PART II.  OTHER INFORMATION


          Item 1.   LEGAL PROCEEDINGS.

                    Not applicable

          Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

                    Recent Sales of Unregistered Securities
                   ----------------------------------------

                   During the three months ended March 31, 1998, the securities identified below were issued by the Company without registration under Securities Act of 1933 (the "1933 Act"). In addition to any exemption specifically identified below, in each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D under the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

                   On January 9, 1998, the Company issued an aggregate of
               220,513 shares of its common stock as consideration in connection with its acquisition of Kingtron Corporation d/b/a POS ProVisions
               (USA) and POS ProVisions, Ltd. (Canada). Of the aggregate shares issued, (a) 179,487 shares were issued to Bruce E. Bean and (b) 41,026 shares were issued to Greg S. Vance. The issuance of shares to Mr. Vance was also made pursuant to the exemption from registration contained in Regulation S promulgated under the 1933 Act as a securities transaction that occurred outside of the United States.

                   On February 28, 1998, the Company issued 238,830 shares of its common stock as consideration in connection with its acquisition of The CTI Authority, Inc. Of the aggregate shares issued, 119,415 shares were issued to each of Sandra Rivera and Mike Stahl.

          Item 3.  DEFAULTS UPON SENIOR SECURITIES.

                   Not applicable

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                   Not applicable

          Item 5.  OTHER INFORMATION.

                 Not applicable.


          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)  Exhibits

                        Exhibit 27  Financial Data Schedule

                   (b)  Reports on Form 8-K

                        The Company filed a report on Form 8-K on January 12, 1998 to announce in Items 5 and 9 the completion on January 9, 1998 of the Company's acquisition of POS ProVisions (USA) and POS ProVisions, Ltd. (Canada) and the issuance of 220,513 shares of the Company's common stock in connection with such acquisitions.

                        The Company filed a report on Form 8-K on March 3,1998 to: (1) announce in item 5 it had signed a letter of intent to acquire TheCTI Authority, Inc., and (2) announce in item 5 the completion on February 28, 1998 of such acquisition by the issuance of 238,830 shares of the Company's common stock.

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



Date: May 15, 1998