Form 10-K405
period 1998-06-30
SCANSOURCE INC
filed 1998-09-25
CIK 918965

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the transition period from                        to
                                         ----------------------   --------------

                        Commission File Number: 1-12842

                               SCANSOURCE, INC.
            (Exact name of registrant as specified in its charter)

          SOUTH CAROLINA                                         57-0965380
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          6 LOGUE COURT, SUITE G                                    29165
(Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (864) 288-2432

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

Yes  [X]      No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at September 22, 1998 was $80,916,000, as computed by reference to the average bid and asked prices of such stock on such date.

As of June 30, 1998, 5,353,310 shares of the Registrant's Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts II and IV of this Form 10-K, and portions of the Registrant's Proxy Statement to be furnished in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

  ScanSource Inc., ("ScanSource" or the "Company") is a leading value-added wholesale distributor of automatic identification ("Auto ID"), point of sale ("POS") and telephony products. These specialty technology products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management.

PRODUCTS AND MARKETS

  The Company currently markets approximately 14,000 products from over 60 hardware and software vendors from its central warehouse in Memphis, Tennessee to approximately 9,300 reseller customers.

  Auto-ID technology incorporates the capabilities for electronic recognition and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, portable data collection devices, keyboard wedges, and magnetic stripe readers. As Auto-ID technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping, and warehouse management to more advanced applications such as medical research. POS technology consists of devices used for the capture, processing, analysis, and dissemination of transaction data. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment, and fully integrated processing units used primarily in retail applications. Telephony products include business telephone systems (PBXs, key systems, telephone handsets and cabling) and computer telephony components used in voice, fax, data, voice recognition, call center management and IP telephony applications.

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

VENDORS

  The Company's vendors include most of the leading Auto-ID and POS manufacturers, including Axiohm, Cherry Electrical, Cognitive Solutions, Datamax, Eltron, Epson America, IBM, Intermec, Ithaca Peripherals, Javelin, Metrologic, MicroTouch Systems, MMF Cash Drawer, Monarch Marking Systems, Percon, PSC, Spectra-Physics, StrandWare, Symbol Technologies, and Zebra Technologies. The Company's key telephony vendors include Lucent Technologies, Dialogic, Comdial, Vodavi, VocalTech, and Voice Technology Group.

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

CUSTOMERS

  The Company's reseller customers currently include approximately 9,300 active value-added reseller accounts ("VARS") located in the U.S. and Canada. No single customer accounted for more than three percent of the Company's net sales in fiscal 1998. The Company segments its significant reseller customers into two broad categories:

  Specialty Technology VARs. These resellers focus on selling specialty technology products as a tailored software or integrated hardware solution for their end-users' existing applications or incorporating specialty technology products as part of customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceuticals, hospitality, convenience, grocery, and other retail markets.

  General or PC VARs. These resellers develop computer solutions for their end-users' microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as Auto-ID, POS, or telephony.

SALES AND MARKETING

  The Company's sales force is comprised of 61 inside sales representatives located in South Carolina, California, Georgia, Washington, New Jersey and Canada. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several product managers who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and product manager receives comprehensive training with respect to the technical characteristics of each vendor's products. This training is supplemented by quarterly product seminars conducted by vendors' representatives and by weekly meetings among all product managers, marketing and sales representatives.

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

 Central Warehouse and Shipping

  The Company's 81,000 square foot warehouse facility (of which it currently uses approximately 50,000 square feet), located approximately four miles from the FedEx hub facility in Memphis, Tennessee, serves the Company's United States market. A single 20,000 square foot warehouse in Toronto serves the Company's Canada market using Purolator as the primary freight carrier. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of "safety stock" inventory, which, in turn reduces the Company's working capital borrowings; (ii) an increased turnover rate by tighter control over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time;
(vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

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

EMPLOYEES

  As of August 6 , 1998 the Company had 229 employees, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  Certain of the statements contained in this PART I, Item 1 (Business) and PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's activities and/or actual results in fiscal 1998 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new products markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operations results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in other reports and documents filed by the Company with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

  In June 1998, the Company purchased a 70,000 square foot building in Greenville, South Carolina in which it had formerly leased 32,000 square feet for its principal executive and sales office. The Company is continuing to maintain such space as its principal executive and sales office and is leasing the remainder of the building to third parties until additional space is required for the Company's needs. The Company's 81,000 square foot distribution center in Memphis, Tennessee is leased through November 2000 and its 20,000 square foot warehouse in Toronto, Canada is leased through January 31, 2003.
The Company also leases small sales offices of 6,800 square feet or less in each of Tustin, California; Norcross, Georgia; Cranford, New Jersey; Bellingham, Washington; and Vancouver and Toronto, Canada. Management believes the Company's office and warehouse facilities are adequate to support its level of operations at their current level and for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

  The Company is not a party to any legal proceedings it believes could have a material adverse effect on its business, financial condition, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.   Market For Registrant's Common Equity and Related Stockholder Matters.

  The information called for by this Item is incorporated herein by reference from the inside back cover page of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

ITEM 6.   SELECTED FINANCIAL DATA.

  The information called for by this Item is incorporated herein by reference from page 8 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item is incorporated herein by reference from pages 9 through 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information called for by this Item is incorporated herein by reference from pages 13 through 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements listed in Item 14(a)1 of this Form 10-K are incorporated herein by reference from pages 15 through 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998. The financial statement schedules listed in Item 14(a)2 of this Form 10-K are included in this report on pages F-1 through F-2.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

  Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 1998 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) CONSOLIDATED FINANCIAL STATEMENTS: The following financial statements of ScanSource, Inc. and Independent Auditors' Report are incorporated herein by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 1997 and 1998

         Consolidated Statements of Income for the years ended June 30, 1996, 1997 and 1998

         Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1997 and 1998

         Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1997 and 1998

         Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULE: The following financial statement schedule of ScanSource, Inc. and Independent Auditors' Report for the years ended June 30, 1996, 1997 and 1998 are presented on Page F-1 to F-2.

         Independent Auditors' Report
         Schedule -  Allowance for Doubtful Accounts Receivable

(A)(3) EXHIBITS: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E- 2 are filed as part of this report.

(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 1998


                                     SCANSOURCE, INC.

                                        By: /s/ STEVEN H. OWINGS
                                           ------------------------
                                        Steven H. Owings
                                        Chairman of the Board and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                     TITLE                          DATE
-------------------------   -------------------------         -----------------


/s/ STEVEN H. OWINGS        Chairman of the Board and         September 24, 1998
-------------------------   Chief Executive Officer
Steven H. Owings


 /s/ MICHAEL L. BAUR        President and Director            September 24, 1998
-------------------------
Michael L. Baur


 /s/ JEFFERY A. BRYSON      Chief Financial Officer and       September 24, 1998
-------------------------   Treasurer (principal financial
Jeffery A. Bryson           and accounting officer)


 /s/ STEVEN R. FISCHER      Director                          September 24, 1998
-------------------------
Steven R. Fischer


 /s/ JAMES G. FOODY         Director                          September 24, 1998
-------------------------
James G. Foody

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
ScanSource, Inc.:

Under date of August 7, 1998, we reported on the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related accompanying financial statement schedule listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Greenville, South Carolina                         /s/KPMG Peat Marwick LLP
August 7, 1998

                       SCANSOURCE, INC. AND SUBSIDIARIES

                   Allowance for Doubtful Accounts Receivable

                                 (In thousands)

                                     Balance at           Amounts                       Balance at
                                    Beginning of         Charged to                       End of
        Description                     Year          Bad Debt Expense     Deduction       Year
        -----------                 ------------      ----------------     ---------    ----------
Allowance for doubtful
      accounts receivable:

        Year ended June 30, 1996       $  317               400               (180)         537
                                       ======             =====               ====        =====

        Year ended June 30, 1997       $  537               899               (209)       1,227
                                       ======             =====               ====        =====

        Year ended June 30, 1998       $1,227             1,230               (412)       2,045
                                       ======             =====               ====        =====

                               INDEX TO EXHIBITS

   EXHIBIT
    NUMBER         DESCRIPTION
   -------         -----------
     3.1           Amended and Restated Articles of Incorporation of the
                   Registrant. (Incorporated by Reference to Exhibit 3.1 to
                   Registrant's Form SB-2 filed with the Commission on February
                   7, 1994, Registration No. 33-75026-A).

     3.2           Bylaws of the Registrant (Incorporated by Reference to
                   Exhibit 3.2 to Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

     4.1 Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

    10.9 Stock Option Agreement dated July 1, 1993 covering stock options issued to Michael L. Baur. (Incorporated by Reference to Exhibit 10.9 to the Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

    10.10 1993 Incentive Stock Option Plan (As Amended) of the Registrant and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.11 1994 Stock Option Plan for Outside Directors of the Registrant and Form of Stock Option Agreement. (Incorporated by Reference to Exhibit 10.11 to the Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

    10.13 Stock Option Agreement dated December 30, 1993 covering stock options issued to Irwin Lieber. (Incorporated by Reference to Exhibit 10.13 to the Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

    10.18 Agreement to Terminate Distribution Services dated June 24, 1994 between the Registrant and Gates/FA Distributing, Inc. (Incorporated by Reference to Exhibit 99.1 to Registrant's Form 8-K filed with the Commission on June 6, 1994).

    10.21 Software License Agreement dated April 18, 1995 between the Registrant and Technology Marketing Group, Inc. d/b/a Globelle, including letter agreement dated November 22, 1995 between the parties with respect to stock options. (Incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on Form S-3 filed with the Commission on December 29, 1995, Registration No. 33-81043).

    10.25* Agreement for Wholesale Financing (Security Agreement) dated April 8, 1996 between the Registrant and IBM Credit Corporation, including letter agreement dated April 17, 1996 between the parties.

    10.26 Intercreditor Agreement dated April 8, 1996 among the Registrant, IBM Credit Corporation, and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.26 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.27 Loan and Security Agreement dated November 25, 1996 between the Registrant and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.27 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.28 Employment Agreement dated as of January 1, 1997 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.28 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.29 Employment Agreement dated as of January 1, 1997 between the Registrant and Michael L. Baur. (Incorporated by reference to
                   Exhibit 10.29 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.30 Employment Agreement dated as of January 1, 1997 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.30 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

   EXHIBIT
    NUMBER         DESCRIPTION
   -------         -----------

    10.32 Stock Option Agreement dated July 18, 1996 covering stock options granted to James G. Foody. (Incorporated by reference to Exhibit 10.32 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.33 Stock Option Agreement dated December 3, 1996 covering stock options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.34 Stock Option Agreement dated December 3, 1996 covering stock options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.34 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.35* Distribution Agreement dated October 1, 1994 between the Registrant and Symbol Technologies, Inc.

    10.36* Distribution Agreement dated January 1, 1996 between the Registrant and IBM Corporation.

    10.37 Stock Option Agreement dated January 17, 1997 covering options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.37 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.38 Stock Option Agreement dated January 17, 1997 covering options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.38 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    10.39 Stock Option Agreement dated January 17, 1997 covering options granted to Jeffrey A. Bryson. (Incorporated by reference to Exhibit 10.39 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

    13* Portions of the Registrant's Annual Report to Shareholders for the Fiscal Year Ended June 30, 1998.

    27*            Financial Data Schedule.
----------

   * Filed herewith.