Form 10-K405/A
period 1998-06-30
SCANSOURCE INC
filed 1998-09-29
CIK 918965

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                     PART I

        This Form 10-K/A amends the Form 10-K filed with the Securities and Exchange Commission on September 25, 1998 by ScanSource, Inc. to include certain financial statements which were inadvertently omitted from such filing.

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