Form 10-Q
period 1998-09-30
SCANSOURCE INC
filed 1998-11-16
CIK 918965

Conformed


                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)



[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________

Commission file number 1-12842

                               ScanSource, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       South Carolina                                    57-0965380
--------------------------------            ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporated or organization)

   6 Logue Court, Suite G
       Greenville, SC                                    29615
--------------------------------            -----------------------------------
(Address of principal executive                        (Zip Code)
offices)

                          (864)  288-2432
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

As of September 30, 1998, 5,454,310 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                              September 30, 1998



PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1.  Consolidated Financial Statements (Unaudited)......       2

                  Condensed Balance Sheets...........................       2
                  Condensed Income Statements........................       4
                  Condensed Statements of Cash Flows.................       5
                  Notes to Condensed Financial Statements............       6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............       7


         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk......................................      12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..................................      13
         Item 2.  Changes in Securities..............................      13
         Item 3.  Defaults Upon Senior Securities....................      13
         Item 4.  Submission of Matters to a Vote of Security-Holders      13
         Item 5.  Other Information..................................      13
         Item 6.  Exhibits and Reports on Form 8-K...................      13

SIGNATURES...........................................................      14

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               SCANSOURCE, INC.

                           CONDENSED BALANCE SHEETS


                                                             June 30,         September 30,
                                                               1998              1998
                                                             --------         -------------
                                                             (Note 1)           (Note 1)
                                                                               (Unaudited)
                    Assets                                        (In thousands)
                    ------
Current assets:
   Cash.................................................     $    88               7,025
   Receivables:
     Trade, less allowance for doubtful accounts of
     $2,045,000 at June 30, 1998 and
     $2,360,000 at September 30, 1998...................      28,198              30,877
   Other................................................       1,524               1,160
                                                             -------             -------
                                                              29,722              32,037

   Inventories.........................................       31,444              37,208
   Prepaid expenses and other assets...................          268                 343
   Deferred income taxes...............................        2,381               2,381
                                                             -------             -------

     Total current assets..............................       63,903              78,994
                                                             -------             -------
Property and equipment, net............................        6,491               6,756
Intangible assets, net.................................        1,532               1,499
Other assets...........................................          186                 155
                                                             -------             -------
     Total assets......................................      $72,112              87,404
                                                             =======             =======

                 See notes to condensed financial statements.

                               SCANSOURCE, INC.

                                                             June 30,         September 30,
       Liabilities and Shareholders' Equity                    1998              1998
       -----------------------------------                   -------          ------------
                                                             (Note 1)           (Note 1)
                                                                               (Unaudited)
                                                                   (In thousands)
Current liabilities:
Current portion of long-term debt......................      $    22                  17
Trade accounts payable.................................       14,029              31,662
Accrued compensation...................................          456                 934
Accrued expenses and other liabilities.................        1,242               1,169
Income taxes payable...................................           --                 363
                                                             -------              ------
   Total current liabilities...........................       15,749              34,145

Deferred income taxes..................................           24                 24
Long-term debt.........................................        1,697              1,692
Line of credit.........................................        4,861                --
                                                             -------             ------
   Total liabilities...................................       22,331             35,861
                                                             -------             ------
Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
   authorized, none issued and outstanding.............         --                 --
Common stock, no par value; 10,000,000 shares
   authorized, 5,353,310 and 5,454,310 shares issued and
   outstanding at June 30, 1998 and
   September 30, 1998, respectively....................       38,710             38,926
Retained earnings......................................       11,071             12,617
                                                             -------             ------
   Total shareholders' equity..........................       49,781             51,543
                                                             -------             ------
   Total liabilities and shareholders' equity..........      $72,112             87,404
                                                             =======             ======

                 See notes to condensed financial statements.

                               SCANSOURCE, INC.

                          CONDENSED INCOME STATEMENTS
                                  (UNAUDITED)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                            1997              1998
                                                                            ----              ----
                                                                      (In thousands except per share data)

Net sales........................................................         $37,933           60,719
Cost of goods sold...............................................          33,360           53,732
                                                                          -------           ------
   Gross profit..................................................           4,573            6,987
Selling, general and administrative
  expenses.......................................................           2,958            4,459
Amortization of intangibles......................................              20               33
                                                                          -------           ------
   Total operating expenses......................................           2,978            4,492
                                                                          -------           ------
   Operating income..............................................           1,595            2,495

Other income (expense):
   Interest income (expense), net................................            (103)             (43)
   Other income (expense), net...................................             (30)               2
                                                                          -------           ------
     Total other income (expense)................................            (133)             (41)
                                                                          -------           ------

   Income before income taxes....................................           1,462            2,454

Income taxes.....................................................             535              908
                                                                          -------           ------
     Net income..................................................         $   927            1,546
                                                                          =======           ======
Basic EPS
     Net income per share........................................         $   .27              .29
                                                                          =======           ======
     Weighted average shares outstanding.........................           3,489            5,404
                                                                          =======           ======
Diluted EPS
     Net income per share........................................         $   .25              .28
                                                                          =======           ======
     Weighted average shares outstanding.........................           3,722            5,585
                                                                          =======           ======

                 See notes to condensed financial statements.

                               SCANSOURCE, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Three Months Ended
                                                                              September 30,
                                                                            1997            1998
                                                                          -------          ------
                                                                                (In thousands)
Cash flows from operating activities:
   Net income...............................................              $   926           1,546
     Adjustments to reconcile net income to cash used
       in operating activities:
         Depreciation.............................................            135             257
         Amortization of intangible assets........................             20              33
         Changes in operating assets and liabilities:
         Trade receivables........................................         (4,190)         (2,679)
         Other receivables.......................................            (180)            364
         Inventories..............................................          2,775          (5,764)
         Prepaid expenses and other...............................              4             (75)
         Trade accounts payable...................................             47          17,628
         Accrued compensation.....................................            265             478
         Accrued expenses and other liabilities...................             (7)            (73)
         Income tax payable.......................................            129             363
         Other noncurrent assets..................................            ---              31
                                                                          -------          ------
   Net cash (used in) provided by operating activities............            (76)         12,109

Cash flows from investing activities:
     Capital expenditures, net....................................           (371)           (522)
     Cash paid in business acquisition............................           (700)            ---
                                                                          -------          ------
   Net cash used in investing activities.........................          (1,071)           (522)

Cash flows from financing activities:
     Payments on building loan...................................            ---               (5)
     Borrowings (payments) on line of credit.....................             948          (4,861)
     Proceeds from option exercises..............................               5             216
     Deferred offering cost......................................             (19)            ---
                                                                          -------          ------
     Net cash (used in) provided by financing activities.........             934          (4,650)

   Increase (decrease) in cash...................................           (213)           6,937

Cash at beginning of period......................................            429               88
                                                                          -------          ------

Cash at end of period............................................         $   216           7,025
                                                                          =======          ======

                               SCANSOURCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the period ended June 30, 1998. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

     In February 1998, the Company merged with The CTI Authority, Inc. ("CTI") in a stock-for-stock transaction accounted for as a pooling-of-interest. Accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of CTI.

     Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

     The balance sheet for June 30, 1998 has been derived from the audited balance sheet for that date.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - The Company records revenue when products are shipped.

     Inventories - Inventories consisting of point of sale and bar code equipment are stated at the lower of cost (first-in, first-out method) or market.

     Net Income Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting standards No. 128, "Earnings Per Share". Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. Basic and diluted weighted average shares differed only by the effect of dilutive stock options. There were no differences between the net income used to calculate basic and diluted net income per share for the three months ended September 30, 1997 and 1998.

(3)  LINE OF CREDIT

     In November 1996, the Company closed a line of credit agreement with a bank providing for maximum borrowings of $15 million, based upon 80% of eligible accounts receivable and 40% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 2.00% to 2.65% tied to the Company's debt-to-net worth ratio ranging from 1:1 to 2:1. Outstanding debt under the line of credit was repaid in August 1998, leaving $15 million available at September 30, 1998.

     The Company has a commitment from the bank, which it intends to exercise, to renew the line of credit under terms similar to its existing agreement for amounts up to $35 million to October 2001.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. The Company is currently assessing the effects of SFAS No. 133 on its financial position.

PART I.   FINANCIAL INFORMATION

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     NET SALES. Net sales for the quarter ended September 30, 1998 increased 60% to $60.7 million from $37.9 million for the comparable prior year quarter. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     GROSS PROFIT. Gross profit for the quarter ended September 30, 1998 increased 53% to $7.0 million from $4.6 million for the comparable prior year quarter. Gross profit as a percentage of sales for the quarter ended September 30, 1998 was 11.5% compared to 12.1% for the comparable prior year quarter. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales of more lower-margin products and the volume discounts provided to resellers on large orders.

     OPERATING EXPENSES. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended September 30, 1998 increased 51% to $4.5 million compared to $3.0 million for the comparable prior year period. Operating expenses as a percentage of sales was 7.4% for the quarter ended September 30, 1998, compared to 7.9% for the comparable prior year period. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

     OPERATING INCOME. Operating income for the quarter ended September 30, 1998 increased 56% to $2.5 million from $1.6 million for the same period in 1997, driven by the improvement in gross profit as described above. Operating income as a percentage of sales was 4.1% for the quarter ended September 30, 1998, compared to 4.2% for the comparable prior year period.

     OTHER INCOME (EXPENSE). Total other income (expense), net consists of interest income (expense), net, and other expense, net. Net interest expense for the quarters ended September 30, 1998 and 1997 of $43,000 and $103,000, respectively, resulted from interest paid on borrowings under the Company's line of credit for each quarter and included interest paid on long-term debt for the 1998 quarter. The September 1998 quarter interest expense was also offset by interest income from invested cash during August and September 1998.

     INCOME TAXES. Tax expense was provided at a 37% effective rate for both periods presented, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

     NET INCOME. Improved operating income and lower net interest expense, resulted in net income increasing 67% to $1.5 million for the quarter ended September 30, 1998 from $927,000 for the year-earlier quarter. Net income as a percentage of sales was 2.5% for the quarter ended September 30, 1998 compared to 2.4% for the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its initial operating requirements and growth through private financings totaling $500,000. In March 1994, the Company completed an initial public offering of units, which consisted of common stock and warrants, which provided the Company with approximately $4.6 million. The Company also received proceeds of approximately $6.3 million from common stock issued upon the exercise of stock purchase warrants prior to their redemption date in September 1995. In October 1997 the Company completed a secondary offering of stock which provided the Company approximately $26.2 million for general corporate purposes.

     In November 1996, the Company entered into a revolving credit facility with a bank which allowed for borrowings up to $15.0 million at an interest rate equal to the 30 day LIBOR, plus a rate varying from 2.00% to 2.65% tied to the Company's debt-to-net worth ratio ranging from 1:1 to 2:1. The borrowing base available under the credit facility is limited to 80% of eligible accounts receivable and 40% of eligible inventory. The revolving credit is secured by accounts receivable and inventory. All outstanding debt under the line of credit was repaid in August 1998; therefore the full $15 million line was available at September 30, 1998. The Company has a commitment from the bank, which the Company intends to exercise, to renew the credit facility for amounts up to $35 million to October 2001 under terms similar to the existing agreement.

     In June 1998 the Company assumed a non-recourse loan for $1,719,000 in connection with the purchase of its office building. The loan's fixed interest rate is 9.19%. The loan matures in October 2006 and is collateralized by the land and building acquired.

     For the quarter ended September 30, 1998 net cash of $12.1 million was provided by operating activities compared to $76,000 used in operations for the quarter ended September 30, 1997. Cash provided by operations was primarily from an increase in accounts payable which exceeded the amount needed to pay for increases in receivables and inventory.

     Cash used in investing activities of $522,000 for the quarter ended September 30, 1998 was for capital expenditures. Cash used in investing activities for the quarter ended September 30, 1997 included $700,000 for cash paid in business combination and $371,000 for capital expenditures.

     Cash used in financing activities for the quarter ended September 30, 1998 was $4.7 million, primarily from payments on the Company's line of credit. Cash provided by financing activities for the quarter ended September 30, 1997 was $934,000, primarily from borrowings on the line of credit.

     The Company's current ratios at September 30, 1998 and at June 30, 1998 were 2.31 and 4.06, respectively.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the years 1999, 2000 or thereafter without error of interruption (commonly known as the "Y2K" problem). Following is a summary of the initiatives the Company has taken to address this issue.

     The Company has conducted a review of its computer systems, including its primary business software, and believes that such software is Y2K compliant. The Company is also querying its vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the year 2000 approaches and is reached.

     Since early 1996, ScanSource, in support of its long-term plans, has significantly upgraded and continues to upgrade its information technology and communication systems. These upgrades include: enterprise-wide application system, a Digital Alpha Server, personal computers "PC's", PC software (standardized on Windows NT, Windows 9x, Microsoft Office Suite and Lotus Notes), local area networks (LAN's), LAN software (Novell NetWare, Windows NT), wide area networks (WAN's) and network integration of advanced fax, printer, and copier systems. As a result, a large portion of ScanSource's IT and non-voice communication systems, along with many of its voice communication systems, are now Y2K compliant.

     ScanSource's exceptions to the Y2K compliance are: certain PC's require BIOS and/or operating system and application system upgrades; certain network operating systems need to be upgraded; other intelligent office equipment in a stand alone mode such as fax machines, copiers, printers, etc. may not be Y2K compliant. These issues are anticipated to be remediated by the end of the first calendar quarter of 1999 at a cost not expected to be material. The IT System software upgrades are being executed under agreements with software vendors, and the BIOS upgrades to certain hardware are being executed under similar arrangements with hardware vendors. The replacement cost of non-remediable PC's, network hardware components, copiers and fax machines is not expected to be material.

     ScanSource is not yet in a position to estimate the cost of Non-IT system and third party compliance issues, but has no reason to believe, based upon its evaluations done to date, that such costs, in the aggregate, would be material. ScanSource intends to address contingency planning in April 1999 after evaluating the results of assessment and remediation in progress.

     There can be no assurance that the Company's systems will address all Y2K problems, that its current and ongoing efforts will identify all such problems in its own computer systems or those of its vendors or resellers in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. To date the expenses of the Company's efforts to identify and address such problems have not been material. However, the expenses or liabilities to which the Company may become subject as a result of any such problems that may arise could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the purchasing patterns of existing and potential customers may be affected by Y2K problems, which could cause fluctuations in the Company's sales volumes. Maintenance or modification costs have been and will continue to be expensed as incurred.

FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this report to shareholders as well as in the Company's other filings with the Securities and Exchange Commission that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 1998 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new products markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operations results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in other reports and documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its selective use of bank debt as well as transacting in Canadian currency in connection with its Canadian operations.

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

     The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at September 30, 1998:


(IN THOUSANDS)        1999   2000   2001   2002   2003   THEREAFTER   TOTAL   FAIR VALUE
                      ----   ----   ----   ----   ----   ----------   -----   ----------
Average interest
   rate (variable)     ---   7.66%   ---    ---    ---          ---    7.66%

Long-term debt          17     24     26     29     31        1,587   1,714     1,867
Average interest
   rate (fixed)       9.19%  9.19%  9.19%  9.19%  9.19%        9.19%   9.19%



     The Company is exposed to changes in foreign exchange rates in connection with its Canadian operations. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to support its Canadian operations. The amount of the Company's cash deposits denominated in Canadian currency has not been, and is not expected to be, material. Furthermore, the Company has no capital expenditure or other purchase commitments denominated in foreign currency. The Company does not utilize forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company's foreign exchange rate risk profile. The Company does not enter into foreign currency transactions for speculative purposes.

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 30, 1998, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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



                                         SCANSOURCE, INC.



                                           /s/  Steven H. Owings
                                         -----------------------------------
                                         STEVEN H. OWINGS
                                         Chief Executive Officer



                                           /s/  Jeffery A. Bryson
                                         -----------------------------------
                                         JEFFERY A. BRYSON
                                         Chief Financial Officer


Date: November 16, 1998