Form 10-Q
period 1998-12-31
SCANSOURCE INC
filed 1999-02-16
CIK 918965

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1998

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _____________

Commission file number 1-12842

                               ScanSource, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        South Carolina                                   57-0965380
--------------------------------            ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporated or organization)

    6 Logue Court, Suite G
        Greenville, SC                                      29615
----------------------------------          ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        -------       --------

As of December 31, 1998, 5,475,810 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                               December 31, 1998

PART I.   FINANCIAL INFORMATION                                            Page No.
                                                                           --------
          Item 1.  Consolidated Financial Statements (Unaudited)...........   2

                   Condensed Balance Sheets................................   2
                   Condensed Income Statements.............................   4
                   Condensed Statements of Cash Flows......................   5
                   Notes to Condensed Financial Statements.................   6

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   8

          Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk...................................................  12

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................  13
          Item 2.  Changes in Securities...................................  13
          Item 3.  Defaults Upon Senior Securities.........................  13
          Item 4.  Submission of Matters to a Vote of Security-Holders.....  13
          Item 5.  Other Information.......................................  14
          Item 6.  Exhibits and Reports on Form 8-K........................  14

SIGNATURES.................................................................  15

PART I.  FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                                SCANSOURCE, INC.

                            CONDENSED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1998          1998
                                                       -------        -------
                                                       (Note 1)       (Note 1)
                                                                   (Unaudited)
                          Assets                          (In thousands)
                          ------
Current assets:
    Cash.............................................  $    88          2,007
 Receivables:
     Trade, less allowance for doubtful accounts of
     $2,045,000 at June 30, 1998 and
     $2,709,000 at December 31, 1998.................   28,198         35,346
 Other...............................................    1,524          1,299
                                                       -------        -------
                                                        29,722         36,645
 Inventories.........................................   31,444         45,264
 Prepaid expenses and other assets...................      268            306
 Deferred income taxes...............................    2,381          2,381
                                                       -------        -------

     Total current assets............................   63,903         86,603
                                                       -------        -------

Property and equipment, net..........................    6,491          6,786
Intangible assets, net...............................    1,532          1,466
Other assets.........................................      186            329
                                                       -------        -------
     Total assets....................................  $72,112        $95,184
                                                       =======        =======

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                                                          June 30,  December 31,
          Liabilities and Shareholders' Equity             1998         1998
          ------------------------------------            --------  ------------
                                                          (Note 1)     (Note 1)
                                                                     (Unaudited)
                                                              (In thousands)
Current liabilities:
Current portion of long-term debt........................  $    22      $    22
Trade accounts payable...................................   14,029       37,643
Accrued compensation.....................................      456          875
Accrued expenses and other liabilities...................    1,242        1,387
Income taxes payable.....................................      ---           90
                                                           -------      -------
 Total current liabilities...............................   15,749       40,017

Deferred income taxes....................................       24           24
Long-term debt...........................................    1,697        1,686
Line of credit...........................................    4,861          ---
                                                           -------      -------
  Total liabilities......................................   22,331       41,727
                                                           -------      -------

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
  authorized, none issued and outstanding................      ---          ---
Common stock, no par value; 10,000,000 shares
  authorized, 5,353,310 and 5,475,810 shares issued and
  outstanding at June 30, 1998 and
  December 31, 1998, respectively........................   38,710       39,113
Retained earnings........................................   11,071       14,344
                                                           -------      -------
  Total shareholders' equity.............................   49,781       53,457
                                                           -------      -------

  Total liabilities and shareholders' equity.............  $72,112      $95,184
                                                           =======      =======

                  See notes to condensed financial statements.

                                SCANSOURCE, INC.

                          CONDENSED INCOME STATEMENTS
                                  (UNAUDITED)

                                                      Quarter Ended              Six Months Ended
                                                       December 31,                 December 31,
                                                  1997           1998            1997        1998
                                                  ----           ----            ----        ----
                                                     (In thousands except per share data)
Net sales.....................................  $41,677         65,543         79,610      126,262
Cost of goods sold............................   36,149         57,931         69,509      111,664
                                                -------         ------         ------      -------
  Gross profit................................    5,528          7,612         10,101       14,598
Selling, general and administrative
  expenses....................................    3,750          4,854          6,708        9,313
Amortization of intangibles...................       30             34             50           67
                                                -------         ------         ------      -------
Total operating expenses......................    3,780          4,888          6,758        9,380
                                                -------         ------         ------      -------
  Operating income............................    1,748          2,724          3,343        5,218

Other income (expense):
  Interest income (expense), net..............      214             10            111          (32)
  Other income (expense), net.................       (4)             8            (34)          10
                                                -------         ------         ------      -------
     Total other income (expense).............      210             18             77          (22)
                                                -------         ------         ------      -------
Income before income taxes....................    1,958          2,742          3,420        5,196
  Income taxes................................      728          1,015          1,263        1,923
                                                -------         ------         ------      -------
Net income....................................  $ 1,230          1,727          2,157        3,273
                                                =======         ======         ======      =======
Basic EPS

 Net income per share.........................  $   .25            .32            .51          .60
                                                =======         ======         ======      =======

 Weighted average shares outstanding..........    4,904          5,464          4,199        5,448
                                                =======         ======         ======      =======

Diluted EPS

 Net income per share.........................  $   .24            .31            .48          .58
                                                =======         ======         ======      =======

 Weighted average shares outstanding..........    5,209          5,624          4,466        5,604
                                                =======         ======         ======      =======

                 See notes to condensed financial statements.

                                SCANSOURCE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                            1997            1998
                                                                           -------         -------
                                                                               (In thousands)
Cash flows from operating activities:
         Net income......................................................  $ 2,157           3,273
                Adjustments to reconcile net income to cash (used
                in) provided by operating activities:
                Depreciation.............................................      321             516
                Amortization of intangible assets........................       50              66
                Changes in operating assets and liabilities:
                Trade receivables........................................   (6,787)         (7,148)
                Other receivables........................................     (425)            225
                Inventories..............................................   (8,621)        (13,820)
                Prepaid expenses and other...............................     (104)            (38)
                Trade accounts payable...................................    3,852          23,614
                Accrued compensation.....................................      103             419
                Accrued expenses and other liabilities...................      553             145
                Income tax payable.......................................     (257)             90
                Other noncurrent assets..................................      199            (143)
                                                                           -------         -------

         Net cash (used in) provided by operating activities.............   (8,959)          7,199

Cash flows from investing activities:
         Capital expenditures, net.......................................     (686)           (811)
         Cash paid in business acquisition...............................     (700)            ---
                                                                           -------         -------
         Net cash used in investing activities...........................   (1,386)           (811)

Cash flows from financing activities:
         Borrowings (payments) on line of credit.........................   (5,391)         (4,861)
         Proceeds from option exercises..................................       67             403
         Payments on building loan.......................................      ---             (11)
         Proceeds from stock offering....................................   26,212             ---
                                                                           -------         -------
         Net cash provided by (used in) financing activities.............   20,888          (4,469)

         Increase in cash................................................   10,543           1,919

Cash at beginning of period..............................................      429              88
                                                                           -------         -------
Cash at end of period....................................................  $10,972           2,007
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

     Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. Basic and diluted weighted average shares differed only by the effect of dilutive stock options. There were no differences between the net income used to calculate basic and diluted net income per share for the three and six months ended December 31, 1997 and 1998.

(3)  Line of Credit

     In January 1999 the Company amended its bank line of credit extending its term to October 31, 2001 and raising its borrowing limit to $35 million, based upon 80% of eligible accounts receivable and 40% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. Since there were no borrowings on the line of credit, $35 million was available at December 31, 1998.

(4)  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. The Company is currently assessing the potential effects of SFAS No. 133 on its financial position.

PART I.   FINANCIAL INFORMATION

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

Results of Operations

     Net Sales. Net sales for the quarter ended December 31, 1998 increased 57.1% to $65.5 million from $41.7 million for the comparable prior year quarter. Net sales increased 58.7% to $126.3 million for the six months ended December 31, 1998 from $79.6 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     Gross Profit. Gross profit for the quarter ended December 31, 1998 increased 38.2% to $7.6 million from $5.5 million for the comparable prior year quarter. Gross profit increased 44.6% to $14.6 million for the six months ended December 31, 1998 from $10.1 million for the comparable prior year period.
Gross profit as a percentage of sales for both the quarter and six months ended December 31, 1998 was 11.6% compared to 13.2% and 12.7%, respectively, for the comparable prior year periods. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales of more lower-margin products and the volume discounts provided to resellers on large orders.

     Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended December 31, 1998 increased 28.9% to $4.9 million compared to $3.8 million for the comparable prior year period. Operating expenses for the six months ended December 31, 1998 increased 38.2% to $9.4 million from $6.8 million for the comparable prior year period. Operating expenses as a percentage of sales was 7.5% and 7.4%, respectively, for the quarter and six months ended December 31, 1998, compared to 9.1% and 8.5%, respectively, for the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

     Operating Income. Operating income for the quarter ended December 31, 1998 increased 58.8% to $2.7 million from $1.7 million for the same period in 1997, driven by the improvement in gross profit as described above. Operating income increased 57.6% to $5.2 million for the six months ended December 31, 1998 from $3.3 million for the comparable prior year period. Operating income as a percentage of sales was 4.1% for both the quarter and six months ended December 31, 1998, compared to 4.1% for both of the comparable prior year periods.

     Other Income (Expense). Total other income (expense) net consists of interest income (expense), net, and other expense, net. Net interest income for the quarters ended December 31, 1998 and 1997 was $10,000 and $214,000, respectively, resulting from interest income from invested cash. The 1998 amount was offset by interest expense of approximately $40,000 paid on the building loan. Net interest expense for the six months ended December 31, 1998 was $32,000 resulting from interest expense on the Company's line of credit and the building loan of $107,000 offset by interest income of $75,000.

     Income Taxes. Tax expense was provided at a 37% effective rate for both periods presented, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

     Net Income. Improved operating income resulted in net income increasing 41.7% to $1.7 million for the quarter ended December 31, 1998 from $1.2 million
for the year-earlier quarter.   Net income for the six months ended December 31,
1998 increased 50.0% to $3.3 million from $2.2 million for the comparable prior year period. Net income as a percentage of sales was 2.6% for both the quarter and six months ended December 31, 1998 compared to 2.9% and 2.8%, respectively, for the quarter and six months ended December 31, 1997.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are results of operations, borrowings under its revolving credit facility, and proceeds from the sales of securities. In October 1997 the Company completed a secondary offering of stock which provided the Company approximately $26.2 million for general corporate purposes.

     In January 1999 the Company amended its bank revolving credit facility extending its term to October 31, 2001 and raising its borrowing limit to $35.0 million at an interest rate equal to the 30 day LIBOR, plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The borrowing base available under the credit facility is limited to 80% of eligible accounts receivable and 40% of eligible inventory. The revolving credit is secured by accounts receivable and inventory. Since there were no borrowings on the line of credit, $35 million was available at December 31, 1998.

     In June 1998 the Company assumed a non-recourse loan for $1,719,000 in connection with the purchase of its office building. The loan's fixed interest rate is 9.19%. The loan matures in October 2006 and is collateralized by the land and building acquired.

     For the six months ended December 31, 1998 net cash of $7.2 million was provided by operating activities compared to $9.0 million used in operations for the six months ended December 31, 1997. Cash provided by operations was primarily from an increase in accounts payable which exceeded the amount needed to pay for increases in receivables and inventory.

     Cash used in investing activities of $811,000 for the quarter ended December 31, 1998 was for capital expenditures. Cash used in investing activities for the six months ended December 31, 1997 included $700,000 for cash paid in business combination and $686,000 for capital expenditures, including $170,000 for the Company's computer conversion to a UNIX-based operating system.

     Cash used in financing activities for the six months ended December 31, 1998 was $4.5 million, primarily from payments on the Company's line of credit. Cash provided by financing activities for the six months ended December 31, 1997 was $20.9 million. For 1997, cash of $26.2 million and $67,000 was provided from the sale of common stock in an October 1997 public offering and from the exercise of stock options, respectively. Approximately $6.6 million of this cash was used to pay down the outstanding balance under the company's line of credit, compared to $1.3 million borrowed on the line of credit from the same period.

     The Company's current ratios at December 31, 1998 and at June 30, 1998 were
2.16 and  4.06, respectively.

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

     Since early 1996, ScanSource, in support of its long-term plans, has significantly upgraded and continues to upgrade its information technology (IT) and communication systems. These upgrades include: enterprise-wide application system, a Digital Alpha Server, personal computers "PC's", PC software (standardized on Windows NT, Windows 9x, Microsoft Office Suite and Lotus Notes), local area networks (LAN's), LAN software (Novell NetWare, Windows NT), wide area networks (WAN's) and network integration of advanced fax, printer, and copier systems. As a result, a large portion of ScanSource's IT and non-voice communication systems, along with many of its voice communication systems, are now Y2K compliant.

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

Forward Looking Statements

     Certain of the statements contained in this report to shareholders as well as in the Company's other filings with the Securities and Exchange Commission that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 1999 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new products markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operations results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in other reports and documents filed by the Company with the Securities and Exchange Commission.

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

     The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at December 31, 1998:

(In thousands)      1999   2000   2001   2002   2003   Thereafter   Total   Fair Value
                    ----   ----   ----   ----   ----   ----------   -----   ----------
Long-term debt        11     24     26     29     31        1,587   1,708        1,864
Average interest
   rate (fixed)     9.19%  9.19%  9.19%  9.19%  9.19%        9.19%   9.19%

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

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1998, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.

                   Not applicable

          Item 2.  Changes in Securities.

                   Not applicable

          Item 3.  Defaults Upon Senior Securities.

                   Not applicable

          Item 4.  Submission of Matters to a Vote of Security-Holders.

    (a)   The Company's annual meeting of shareholders was held on December 3,
          1998.
    (b) The four directors listed in subsection (c) below were elected at the meeting. The Company has no other directors whose term of office continued after the meeting.
    (c)   (i)   Election of Directors.

                                Number of Shares
                                ----------------

                                                 Withhold
          Nominees                  For          Authority
          --------                  ---          ---------
          Michael L. Baur         4,399,506        2725
          Steven H. Owings        4,399,506        2725
          Steven R. Fischer       4,398,206        4025
          James G. Foody          4,397,706        4525

          (ii) Proposal to ratify the amendment to the Company's 1997 Stock Incentive Plan.


                                   Number of Shares
                                   ----------------

          For                         4,286,012
          Against                        90,650
          Abstain                        25,569
          Not voted                           0

          (iii) Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1999.

                                   Number of Shares
                                   ----------------
          For                         4,398,556
          Against                         2,450
          Abstain                         1,225
          Not voted                           0

          Item 5.  Other information.

                   Not applicable.

          Item 6.  Exhibits and Reports on Form 8-K.

                   (a)  Exhibits

                        Exhibit 27 -- Financial Data Schedule

                   (b)  Reports on Form 8-K

                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCANSOURCE, INC.

                                    /s/ Steven H. Owings
                                    -----------------------
                                    STEVEN H. OWINGS
                                    Chief Executive Officer



                                    /s/ Jeffery A. Bryson
                                    ------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer

Date: February 12, 1999