Form 10-Q
period 1999-03-31
SCANSOURCE INC
filed 1999-05-14
CIK 918965

Conformed

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999
                                       or
{_} Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
     ____________________

Commission file number 1-12842

                               ScanSource, Inc.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          South Carolina                                 57-0965380
----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporated or organization)

        6 Logue Court, Suite G
           Greenville, SC                                29615
----------------------------------         -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---

As of March 31, 1999, 5,481,845 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                                March 31, 1999

PART I.   FINANCIAL INFORMATION                                                      Page No.
                                                                                     --------
          Item 1.   Consolidated Financial Statements (Unaudited).................       2

                    Condensed Consolidated Balance Sheets.........................       2
                    Condensed Consolidated Income Statements......................       4
                    Condensed Consolidated Statements of Cash Flows...............       5
                    Notes to Condensed Consolidated Financial Statements..........       6

          Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..........................       8

          Item 3.   Quantitative and Qualitative Disclosures About Market
                     Risk.........................................................      12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.............................................      13
          Item 2.   Changes in Securities.........................................      13
          Item 3.   Defaults Upon Senior Securities...............................      13
          Item 4.   Submission of Matters to a Vote of Security-Holders...........      13
          Item 5.   Other Information.............................................      13
          Item 6.   Exhibits and Reports on Form 8-K..............................      13

SIGNATURES........................................................................      14

PART I.   FINANCIAL INFORMATION

           ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               SCANSOURCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,   March 31,
                                                         1998       1999
                                                       -------    --------
                                                       (Note 1)     (Note 1)
                                                                 (Unaudited)

                    Assets                                 (In thousands)
                    ------
Current assets:
    Cash.............................................   $    88     12,732
 Receivables:
     Trade, less allowance for doubtful accounts of
     $2,045,000 at June 30, 1998 and
            $3,467,000 at March 31, 1999.............    28,198     39,115
 Other...............................................     1,524      3,017
                                                        -------    -------
                                                         29,722     42,132
 Inventories.........................................    31,444     41,956
 Prepaid expenses and other assets...................       268        482
 Deferred income taxes...............................     2,381      2,381
                                                        -------    -------

     Total current assets............................    63,903     99,683

Property and equipment, net..........................     6,491      7,368
Intangible assets, net...............................     1,532      1,432
Other assets.........................................       186        319
                                                        -------    -------

     Total assets....................................   $72,112    108,802
                                                        =======    =======


           See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                                                           June 30,     March 31,
          Liabilities and Shareholders' Equity              1998          1999
          ------------------------------------              ----          ----
                                                           (Note 1)      (Note 1)
                                                                      (Unaudited)
                                                               (In thousands)
Current liabilities:
Current portion of long-term debt........................   $    22          22
Trade accounts payable...................................    14,029      47,057
Accrued compensation.....................................       456       1,187
Accrued expenses and other liabilities...................     1,242       2,326
Income taxes payable.....................................       ---       1,029
                                                            -------     -------
 Total current liabilities...............................    15,749      51,621

Deferred income taxes....................................        24          24
Long-term debt...........................................     1,697       1,681
Line of credit...........................................     4,861          --
                                                            -------     -------
  Total liabilities......................................    22,331      53,326

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
  authorized, none issued and outstanding................        --          --
Common stock, no par value; 10,000,000 shares
  authorized, 5,353,310 and 5,481,845 shares issued and
  outstanding at June 30, 1998 and
  March 31, 1999, respectively...........................    38,710      39,159
Retained earnings........................................    11,071      16,317
                                                            -------     -------
  Total shareholders' equity.............................    49,781      55,476
                                                            -------     -------

 Total liabilities and shareholders' equity..............   $72,112     108,802
                                                            =======     =======

           See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                     Quarter Ended   Nine Months Ended
                                       March 31,           March 31,
                                     1998    1999     1998       1999
                                     ----    ----     ----       ----
                                     (In thousands except per share data)
Net sales.........................  46,538   76,932   126,148  203,194
Cost of goods sold................  40,289   68,351   109,798  180,015
                                    ------   ------   -------  -------
  Gross profit....................   6,249    8,581    16,350   23,179
Selling, general and
 administrative
  expenses........................   4,329    5,349    11,038   14,662
Amortization of intangibles.......      30       33        79      100
                                    ------   ------   -------  -------
  Total operating expenses........   4,359    5,382    11,117   14,762
                                    ------   ------   -------  -------

  Operating income................   1,890    3,199     5,233    8,417

Other income (expense):
  Interest income (expense),
   net............................     124        6       237      (27)
  Acquisition expense.............    (305)      --      (335)      --
  Other income (expense), net.....    ( 15)     (71)      (21)     (60)
                                    ------   ------   -------  -------
     Total other income
      (expense)...................    (196)     (65)     (119)     (87)
                                    ------   ------   -------  -------

  Income before income taxes......   1,694    3,134     5,114    8,330

Income taxes......................     563    1,161     1,826    3,084
                                    ------   ------   -------  -------
     Net income...................  $1,131    1,973     3,288    5,246
                                    ======   ======   =======  =======

Basic EPS

        Net income per share......  $  .21      .36       .72      .96
                                    ======   ======   =======  =======

        Weighted average
         shares outstanding.......   5,321    5,479     4,571    5,449
                                    ======   ======   =======  =======

Diluted EPS

     Net income per share.........  $  .20      .35       .71      .93
                                    ======   ======   =======  =======

     Weighted average shares
      outstanding.................   5,587    5,699     4,663    5,636
                                    ======   ======   =======  =======

           See notes to condensed consolidated financial statements.

                                SCANSOURCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   March 31,
                                                                             1998               1999
                                                                          ----------         ----------
                                                                                (In thousands)
Cash flows from operating activities:
   Net income                                                              $  3,288            5,246
     Adjustments to reconcile net income to cash
      (used in) provided by operating activities:
      Depreciation                                                              547              801
      Amortization of intangible assets                                          79              100
      Changes in operating assets and liabilities:
      Receivables                                                            (8,075)         (10,917)
      Other receivables                                                        (600)          (1,493)
      Inventories                                                           (15,206)         (10,512)
      Prepaid expenses and other                                               (146)            (214)
      Accounts payable                                                        3,567           33,028
      Accrued compensation                                                      221              731
      Accrued expenses and other liabilities                                   (104)           1,084
      Income tax payable                                                       (257)           1,029
      Other noncurrent assets                                                    55             (133)
                                                                          ---------          -------

Net cash (used in) provided by operating
 activities                                                                 (16,631)          18,750

Cash flows from investing activities:
   Capital expenditures, net                                                 (1,530)          (1,678)
   Acquisition of business                                                   (1,100)              --
                                                                          ---------          -------

 Net cash used in investing activities                                       (2,630)          (1,678)

Cash flows from financing activities:
    Payments on line of credit                                               (5,946)          (4,861)
    Net proceeds from option exercises                                           32              449
    Payments on building loan                                                    --              (16)
    Proceeds from secondary offering                                         26,212               --
                                                                          ---------          -------
Net cash provided (used in) by financing
 activities                                                                  20,298           (4,428)
                                                                           --------          -------

  Increase in cash                                                            1,037           12,644

Cash at beginning of period                                                     429               88
                                                                           --------          -------

Cash at end of period                                                      $  1,466           12,732
                                                                           ========          =======

            See notes to condensed consolidated financial statements

                               SCANSOURCE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     In February 1998, the Company merged with a telephony distributor in a stock-for-stock transaction accounted for as a pooling-of-interest. Accordingly, the condensed consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of the merged company.

     Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

     The condensed consolidated balance sheet for June 30, 1998 has been derived from the audited consolidated balance sheet for that date.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - The Company records revenue when products are shipped.

     Inventories - Inventories consisting of point of sale and bar code equipment are stated at the lower of cost (first-in, first-out method) or market.

     Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. Basic and diluted weighted average shares differed only by the effect of dilutive stock options. There were no differences between the net income used to calculate basic and diluted net income per share for the three and nine months ended March 31, 1998 and 1999.

(3)  LINE OF CREDIT

     In January 1999 the Company amended its bank line of credit: extending its term to October 31, 2001 and raising its borrowing limit to $35 million, based upon 80% of eligible accounts receivable and 40% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. Since there were no borrowings on the line of credit, the loan base would have provided borrowings of up to $31.9 million at March 31, 1999.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently assessing the potential effects of SFAS No. 133 on its financial position.

PART I.   FINANCIAL INFORMATION

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     NET SALES.  Net sales for the quarter ended March 31, 1999 increased
65.4% to $76.9 million from $46.5 million for the comparable prior year quarter. Net sales increased 61.1% to $203.2 million for the nine months ended March 31, 1999 from $126.1 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     GROSS PROFIT. Gross profit for the quarter ended March 31, 1999 increased 38.7% to $8.6 million from $6.2 million for the comparable prior year quarter. Gross profit increased 41.5% to $23.2 million for the nine months ended March 31, 1999 from $16.4 million for the comparable prior year period. Gross profit as a percentage of sales was 11.2% and 11.4%, respectively, for the quarter and nine months ended March 31, 1999, compared to 13.3% and 13.0%, respectively, for the comparable prior year periods. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales of more lower-margin products and the volume discounts provided to resellers on large orders.

     OPERATING EXPENSES. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended March 31, 1999 increased 22.7% to $5.4 million compared to $4.4 million for the comparable prior year period. Operating expenses for the nine months ended March 31, 1999 increased 33.3% to $14.8 million from $11.1 million for the comparable prior year period. Operating expenses as a percentage of sales were 7.0% and 7.3%, respectively, for the quarter and nine months ended March 31, 1999, compared to 9.5% and 8.8%, respectively, for the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

     OPERATING INCOME. Operating income for the quarter ended March 31, 1999 increased 68.4% to $3.2 million from $1.9 million for the same period in 1998, driven by the improvement in gross profit as described above. Operating income increased 61.5% to $8.4 million for the nine months ended March 31, 1999 from $5.2 million for the comparable prior year period. Operating income as a percentage of sales was 4.2% and 4.1%, respectively, for the quarter and nine months ended March 31, 1999, compared to 4.1% for both of the comparable prior year periods.

     OTHER INCOME (EXPENSE). Total other income (expense) net consists of interest income (expense), net, and other expense, net. Interest expense for the quarter ended March 31, 1999 from interest paid on the building loan was offset by interest income from invested cash. Net interest income for the quarter ended March 31, 1998 was $124,000 representing earnings from invested cash resulting from the Company's sale of stock in October 1997. Acquisition expense recorded in the prior year periods includes the nonrecurring costs associated with the Company's acquisition of two businesses.

     INCOME TAXES. Tax expense was provided at a 37% effective rate for all periods presented, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

     NET INCOME. Improved operating income caused net income to increase 81.8% to $2.0 million for the quarter ended March 31, 1999 from $1.1 million for the
year-earlier quarter.   Net income for the nine months ended March 31, 1999
increased 57.6% to $5.2 million from $3.3 million for the comparable prior year period. Net income as a percentage of sales was 2.6% for both the quarter and nine months ended March 31, 1999 compared to 2.4% and 2.6%, respectively, for the quarter and nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are results of operations, borrowings under its revolving credit facility, and proceeds from the sales of securities. In October 1997 the Company completed a secondary offering of stock which provided the Company approximately $26.2 million for general corporate purposes.

     In January 1999 the Company amended its bank revolving credit facility: extending its term to October 31, 2001 and raising its borrowing limit to $35.0 million at an interest rate equal to the 30 day LIBOR, plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The borrowing base available under the credit facility is limited to 80% of eligible accounts receivable and 40% of eligible inventory. The revolving credit is secured by accounts receivable and inventory. Since there were no borrowings on the line of credit, the loan base would have provided borrowings of up to $31.9 million at March 31, 1999.

     In June 1998 the Company assumed a non-recourse loan for $1,719,000 in connection with the purchase of its office building. The loan's fixed interest rate is 9.19%. The loan matures in October 2006 and is collateralized by the land and building acquired.

     For the nine months ended March 31, 1999 net cash of $18.8 million was provided by operating activities compared to $16.6 million used in operations for the nine months ended March 31, 1998. Cash provided by operations was primarily from an increase in accounts payable which exceeded the amount needed to fund increases in receivables and inventory. Cash used in operations in 1998 was primarily from increases in receivables and inventory partially offset by growth in trade payables.

     Cash used in investing activities of $1.7 million for the quarter ended March 31, 1999 was for capital expenditures. Cash used in investing activities for the nine months ended March 31, 1998 included $1.1 million for cash paid in business combinations and $1.5 million for capital expenditures, including $170,000 for the Company's computer conversion to a UNIX-based operating system.

     Cash used in financing activities for the nine months ended March 31, 1999 was $4.4 million, primarily from payments on the Company's line of credit. Cash provided by financing activities for the nine months ended March 31, 1998 was $20.3 million. For the prior year period, cash was provided primarily from the sale of $26.2 million of common stock in an October 1997 public offering from which $5.9 million was used to pay down the outstanding balance under the company's line of credit.

     The Company's current ratios at March 31, 1999 and at June 30, 1998 were
1.93 and  4.06, respectively.

YEAR 2000

     THE ISSUE. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the years 1999, 2000 or thereafter without error of interruption (commonly known as the "Y2K" problem). Following is a summary of the initiatives the Company has taken to address this issue.

     STATE OF READINESS. With the assistance of an outside consultant, the Company has formed a Y2K Project Team to oversee the Company's Y2K readiness activities in the IT and non-IT areas, assess Y2K risks in connection with third-party relationships and develop contingency plans. The Y2K Project Team has conducted a review of its computer systems, including its primary business software, and believes that such software is Y2K compliant.

     IT SYSTEMS. Since early 1996, ScanSource, in support of its long-term plans, has significantly upgraded and continues to upgrade its information technology (IT) and communication systems. These upgrades include: enterprise-wide application system, a Digital Alpha Server, personal computers "PC's", PC software (standardized on Windows NT, Windows 9x, Microsoft Office Suite and Lotus Notes), local area networks (LAN's), LAN software (Novell NetWare, Windows
NT), wide area networks (WAN's) and network integration of advanced fax, printer, and copier systems. As a result, a large portion of ScanSource's IT and non-voice communication systems, along with many of its voice communication systems, are now Y2K compliant.

     ScanSource's exceptions to the Y2K compliance are: certain PC's require operating system and application system upgrades and certain network operating systems need to be upgraded. The IT System software upgrades are being executed under agreements with software vendors, and are expected to be remediated by the end of the second calendar quarter of 1999.

     NON IT SYSTEMS. ScanSource is assessing the Y2K readiness of Non-IT systems such as intelligent office equipment used in a stand-alone mode including fax machines, copiers and printers by requesting certification from manufacturers that these products are not impacted by the Y2K date transition or will continue to operate on and after January 1, 2000, just as they did prior to such date.

     THIRD PARTY INTERFACE. The Company has also completed its survey of its vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the year 2000 is reached. Survey responses are now being reviewed and used in contingency plan development.

     CONTINGENCY PLANNING. The Y2K Project Team is developing a contingency plan to address the Company's at-risk business functions as a result of Y2K issues. The Company anticipates that this plan will be completed in the third quarter of 1999.

     COSTS TO ADDRESS Y2K AND RISKS. There can be no assurance that the Company's systems will address all Y2K problems, that its current and ongoing efforts will identify all such problems in its own computer systems or those of its vendors or resellers in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. To date the expenses of the Company's efforts to identify and address such problems have not exceeded $50,000 (excluding costs of systems upgrades that would normally have been made on a similar timetable) and anticipates that its total expenditures will not exceed $100,000. However, the expenses or liabilities to which the Company may become subject as a result of any such problems that may arise could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the purchasing patterns of existing and potential customers may be affected by Y2K problems, which could cause fluctuations in the Company's sales volumes. Maintenance or modification costs have been and will continue to be expensed as incurred.

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

     The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at March 31, 1999:


(IN THOUSANDS)      1999   2000   2001   2002   2003   THEREAFTER   TOTAL   FAIR VALUE
                    ----   ----   ----   ----   ----   ----------   -----   ----------
Long-term debt         6     24     26     29     31      1,587     1,703        1,859
Average interest
   rate (fixed)     9.19%  9.19%  9.19%  9.19%  9.19%      9.19%     9.19%

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

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at March 31, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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


                                    SCANSOURCE, INC.



                                        /s/  Steven H. Owings
                                    ---------------------------------
                                    STEVEN H. OWINGS
                                    Chief Executive Officer



                                        /s/  Jeffery A. Bryson
                                    ---------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer


Date:  May 14, 1999