Form 10-K405
period 1999-06-30
SCANSOURCE INC
filed 1999-09-28
CIK 918965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended June 30, 1999.

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from                    to                   .
                                                 -----------------    ------------------

                        Commission File Number: 1-12842

                                SCANSOURCE, INC.
             (Exact name of registrant as specified in its charter)

          South Carolina                                    57-0965380
          (State or other jurisdiction                    (IRS Employer
          of incorporation or organization)             Identification No.)

          6 Logue Court, Suite G
          Greenville, South Carolina                           29165
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at August 31, 1999 was $157,454,000, as computed by reference to the average bid and asked prices of such stock on such date.

As of June 30, 1999, 5,503,512 shares of the Registrant's Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts II and IV of this Form 10-K, and portions of the Registrant's Proxy Statement to be furnished in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.   Business.

     ScanSource Inc. ("ScanSource" or the "Company") is a leading value-added wholesale distributor of automatic identification ("Auto ID"), point of sale ("POS") and telephony products. These specialty technology products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management.

Products and Markets

     The Company currently markets approximately 16,000 products from over 50 hardware and software vendors from its central warehouse in Memphis, Tennessee to approximately 10,000 reseller customers.

     Auto-ID technology incorporates the capabilities for electronic recognition and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, portable data collection devices, keyboard wedges, and magnetic stripe readers. As Auto-ID technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as medical research. POS technology consists of devices used for the capture, processing, analysis, and dissemination of transaction data. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units used primarily in retail applications. Telephony products include business telephone systems (PBXs, key systems, telephone handsets and cabling) and computer telephony components used in voice, fax, data, voice recognition, call center management and IP telephony applications.

Industry Overview

     The distribution channels for specialty technology products generally consist of manufacturers, wholesale distributors such as ScanSource, resellers and end-users. In recent years, these distribution channels have evolved through three stages: (i) direct sales by manufacturers to end-users; (ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end-users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sells only to resellers who, in turn, sell directly to end-users.

     Currently, the wholesale distribution channel is highly fragmented and is comprised of several large national distributors and many smaller regional distributors. Large national distributors are engaged primarily in conventional order fulfillment and typically offer few value-added services, while small regional distributors are limited in the scale and scope of their operations and services.

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

     In addition, manufacturers which face declining product prices and rising costs of direct sales increasingly rely upon value-added wholesale distributors for outsourcing certain support functions, such as product assortment, delivery, inventory management, technical assistance and marketing. At the same time, shortened product life cycles and the introduction of new products and applications have caused resellers increasingly to rely on wholesale distributors for various inventory management, financing, technical support and related functions. The Company believes that as the reseller market grows and becomes more fragmented, and as specialty technology products continue to transition to open systems, the wholesale distribution channel in which the Company operates will become increasingly more important.

Vendors

     The Company's vendors include most of the leading Auto-ID and POS manufacturers, including Axiohm, Cherry Electrical, Cognitive Solutions, Datamax, Epson America, IBM, Intermec, Ithaca Peripherals, Javelin, Metrologic, MicroTouch Systems, MMF Cash Drawer, Monarch Marking Systems, Percon, PSC, Sato America, Symbol Technologies and Zebra Technologies. The Company's key telephony vendors include Lucent Technologies, Intel/Dialogic, VocalTech, and Voice Technology Group.

     The Company's merchandising department recruits vendors and manages important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training and monitoring rebate programs and various contract terms and conditions. The Company generally enters into non-exclusive distribution agreements with vendors. These agreements typically provide the Company with stock rotation and price protection provisions that may mitigate the risk of loss from slow moving inventory, vendor price reductions, product updates or obsolescence. Some of these distribution agreements contain minimum purchase amounts in order to receive preferential prices. The distribution agreements are generally terminable on 30 to 120 days' notice by either party.

Customers

     The Company's reseller customers currently include approximately 10,000 active value-added reseller accounts ("VARs") located in the U.S. and Canada. No single customer accounted for more than eight percent of the Company's net sales in fiscal 1999. The Company targets two types of reseller customers:

     Specialty Technology VARs. These resellers focus on selling specialty technology products as a tailored software or integrated hardware solutions for their end-users' existing applications or incorporating specialty technology products as part of customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceuticals, hospitality, convenience, grocery and other retail markets.

     General or PC VARs. These resellers develop computer solutions for their end-users' microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as Auto-ID, POS or telephony.

Sales and Marketing

     The Company's sales force is comprised of 57 inside sales representatives located in South Carolina, California, Georgia, Washington, New Jersey and Canada. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several product managers who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and product manager receives comprehensive training with respect to the technical characteristics of each vendor's products. This training is supplemented by quarterly product seminars conducted by vendors' representatives and by weekly meetings among all product managers, marketing and sales representatives.

     The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, a product catalog which is published three times a year, periodic newsletters, management of sales leads, trade shows with software companies and vendors, direct mail and sales promotions. In addition, the Company organizes and operates its own "TechTeach" seminars three times a year, teaming with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

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

     Post-Sale Technical Support. Technical support personnel also assist sales representatives and customers in diagnosing and solving technical, configuration or compatibility issues which may arise after the sale. Technical support personnel will, if necessary, serve as liaisons or advocates between the manufacturers and the resellers.

     Bundling of Separate Product Assortments into Solution Kits. Product managers and technical support personnel work together to select specific products that are compatible and continually develop "solution kits" or bundles to better meet the reseller's needs.

     Professional Services Group. The Company's Professional Services Group assists resellers with pen-based programming and radio-frequency data collection applications, areas in which resellers need greater technical expertise. This group offers needs-analysis, pre-sale equipment configuration, sales assistance, site surveys, on-site installation, post-sale maintenance, software programming (both utilities and applications), and project management. The Company has recently hired a group of engineers to begin a similar initiative called Catalyst Advantage to help telephony resellers.

Operations

 Information System

     The Company's information system is a highly scalable, centralized processing system capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information system for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company's warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company's information system. The customer service and technical support departments employ the system for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company's buyers depend on the system's purchasing and receiving functions to track inventory on a continual basis.

 Central Warehouse and Shipping

     The Company's 81,000 square foot warehouse facility (of which it currently uses approximately 70,000 square feet), located approximately four miles from
the FedEx hub facility in Memphis, Tennessee, serves all of North America.   The
Company plans to move from this facility and into 150,000 square feet of space in Memphis by the end of calendar year 1999. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of "safety stock" inventory which, in turn, reduces the Company's working capital borrowings; (ii) an increased turnover rate by tighter control over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

     The Company's objective is to ship on the same day all orders received by 8:00 p.m. Eastern Time. Orders are currently processed in the central warehouse, where bar code technology is utilized to minimize shipping errors. The Company also has an automated package handling system used to send products from the picking area to invoicing stations. Upon fulfillment of the order, the package is immediately shipped to the reseller or "drop-shipped" to an end-user specified by the reseller by FedEx or UPS. The Company charges its customers local ground delivery rates for this overnight service.

 Credit Services

    The Company routinely offers 20-day credit terms for qualified resellers. The Company believes this policy eliminates the customer's need to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor planning and lease financing for its resellers through a number of credit institutions.

Competition

     The markets in which the Company operates are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. The Company's competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company's vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers which sell to franchisees, third-party dealers and end-users. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Such competition could also result in price reductions, reduced margins and loss of market share by the Company.

Employees

     As of August 5, 1999 the Company had 324 employees, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

     The Company conducts its business under the trademark and service mark "ScanSource." The Company has been issued registrations for the mark "ScanSource" in the United States and Canada. The Company is also pursuing registrations of its trademarks and service marks "Catalyst" and "Catalyst Telecom" in the United States and Canada. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

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


ITEM 2.   Properties.

     The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company currently occupies approximately 40,000 square feet of that building for its own uses. The Company leases the remainder of the building to third parties until additional space is required for the Company's needs. The Company's 81,000 square foot distribution center in Memphis, Tennessee is leased through November 2000 and its 20,000 square foot warehouse in Toronto, Canada is leased through January 2003. The Company no longer uses the 16,000 square foot warehouse portion of the Toronto facility, and plans to lease an additional 150,000 square feet in Memphis by the end of calendar year 1999. The Company also leases small sales offices of 6,800 square feet or less in each of Tustin, California; Norcross, Georgia; Cranford, New Jersey; Bellingham, Washington; and Vancouver and Toronto, Canada. Management believes the Company's office and warehouse facilities are adequate to support its level of operations at their current level and for the foreseeable future.

ITEM 3.   Legal Proceedings.

     The Company is not a party to any legal proceedings it believes could have a material adverse effect on its business, financial condition or results of operations.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

     None.


                                    PART II


ITEM 5.   Market For Registrant's Common Equity and Related Stockholder Matters.

     The information called for by this Item is incorporated herein by reference from the inside back cover page of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999.


ITEM 6.   Selected Financial Data.

     The information called for by this Item is incorporated herein by reference from page 8 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this Item is incorporated herein by reference from pages 9 through 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999.


ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     The information called for by this Item is incorporated herein by reference from pages 15 through 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999.


ITEM 8.   Financial Statements and Supplementary Data.

     The financial statements listed in Item 14(a)1 of this Form 10-K are incorporated herein by reference from pages 17 through 31 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999. The financial statement schedules listed in Item 14(a)2 of this Form 10-K are included in this report on pages F-1 through F-2.


ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

     Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 1999 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.


ITEM 11.   Executive Compensation.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.


ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.


ITEM 13.   Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.


                                    PART IV


ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Auditors' Report are incorporated herein by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999:

          Independent Auditors' Report

          Consolidated Balance Sheets as of June 30, 1998 and 1999

          Consolidated Statements of Income for the years ended June 30, 1997, 1998 and 1999

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1998 and 1999

          Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999

          Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and Independent Auditors' Report for the years ended June 30, 1997, 1998 and 1999 are presented on Pages F-1 to F-2.

          Independent Auditors' Report
          Schedule -  Allowance for Doubtful Accounts Receivable

(a)(3) Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E-2 are filed as part of this report.

(b)   Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 1999
                                        SCANSOURCE, INC.

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


       Signature                       Title                      Date
------------------------  -------------------------------  ------------------

/s/ STEVEN H. OWINGS      Chairman of the Board and Chief  September 28, 1999
------------------------  Executive Officer
Steven H. Owings

/s/ MICHAEL L. BAUR       President and Director           September 28, 1999
------------------------
Michael L. Baur

/s/ JEFFERY A. BRYSON     Chief Financial Officer and      September 28, 1999
------------------------  Treasurer (principal financial
Jeffery A. Bryson         and accounting officer)

/s/ STEVEN R. FISCHER     Director                         September 28, 1999
------------------------
Steven R. Fischer

/s/ JAMES G. FOODY        Director                         September 28, 1999
------------------------
James G. Foody

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
ScanSource, Inc.:

Under date of August 13, 1999, we reported on the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999, which are incorporated by reference. In connection with our audits of the aforementioned financial statements, we also audited the related accompanying financial statement schedule listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Greenville, South Carolina                         /s/KPMG LLP
August 13, 1999

                       SCANSOURCE, INC. AND SUBSIDIARIES

                   Allowance for Doubtful Accounts Receivable

                                 (In thousands)






                                Balance at          Amounts                       Balance at
                               Beginning of        Charged to                       End of
Description                        Year         Bad Debt Expense    Deduction        Year
-----------                    ------------     ----------------    ---------     ----------

Allowance for doubtful
  accounts receivable:

  Year ended June 30, 1997        $  537               899             (209)          1,227
                                  ======             =====             ====           =====
  Year ended June 30, 1998        $1,227             1,230             (412)          2,045
                                  ======             =====             ====           =====
  Year ended June 30, 1999        $2,045             3,582             (625)          5,002
                                  ======             =====             ====           =====

                               INDEX TO EXHIBITS

 Exhibit
 Number                              Description
---------      -----------------------------------------------------------------

   3.1         Amended and Restated Articles of Incorporation of the Registrant.
               (Incorporated by Reference to Exhibit 3.1 to Registrant's Form
               SB-2 filed with the Commission on February 7, 1994, Registration
               No. 33-75026-A).
   3.2         Bylaws of the Registrant (Incorporated by Reference to Exhibit
               3.2 to Registrant's Form SB-2 filed with the Commission on
               February 7, 1994, Registration No. 33-75026-A).
   4.1         Form of Common Stock Certificate (Incorporated by Reference to
               Exhibit 4.1 to Registrant's Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).
  10.9         Stock Option Agreement dated July 1, 1993 covering stock options issued to Michael L. Baur. (Incorporated by Reference to Exhibit
               10.9 to the Registrant's Form SB-2 filed with the Commission on
               February 7, 1994, Registration No. 33-75026-A).
  10.10        1993 Incentive Stock Option Plan (As Amended) of the Registrant
               and Form of Stock Option Agreement (Incorporated by reference to
               Exhibit 10.10 to Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).
  10.11        1994 Stock Option Plan for Outside Directors of the Registrant
               and Form of Stock Option Agreement. (Incorporated by Reference to
               Exhibit 10.11 to the Registrant's Form SB-2 filed with the
               Commission on February 7, 1994, Registration No. 33-75026-A).
  10.13*       1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement.
  10.18        Agreement to Terminate Distribution Services dated June 24, 1994 between the Registrant and Gates/FA Distributing, Inc.
               (Incorporated by Reference to Exhibit 99.1 to the Registrant's
               Form 8-K filed with the Commission on June 6, 1994).
  10.21        Software License Agreement dated April 18, 1995 between the
               Registrant and Technology Marketing Group, Inc. d/b/a Globelle,
               including letter agreement dated November 22, 1995 between the parties with respect to stock options. (Incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on
               Form S-3 filed with the Commission on December 29, 1995,
               Registration No. 33-81043).
  10.25        Agreement for Wholesale Financing (Security Agreement) dated
               April 8, 1996 between the Registrant and IBM Credit Corporation, including letter agreement dated April 17, 1996 between the parties. (Incorporated by Reference to Exhibit 10.25 to the
               Registrant's Form 10-K for the fiscal year ended June 30, 1998).
  10.26        Intercreditor Agreement dated April 8, 1996 among the Registrant,
               IBM Credit Corporation, and Branch Banking and Trust Company.
               (Incorporated by reference to Exhibit 10.26 to the Registrant's
               Form S-1 filed with the Commission on January 23, 1997,
               Registration No. 333-20231).
  10.27(a)     Loan and Security Agreement dated November 25, 1996 between the
               Registrant and Branch Banking and Trust Company. (Incorporated by
               reference to Exhibit 10.27 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-
               20231).
  10.27(b)*    Loan Modification Agreement dated January 29, 1999 by and between the Registrant and Branch Banking and Trust Company, including
               Addendum to Promissory Note and Modification, Increase, Renewal and Restatement of Promissory Note.
  10.28        Employment Agreement dated as of January 1, 1997 between the
               Registrant and Steven H. Owings. (Incorporated by reference to
               Exhibit 10.28 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).
  10.29        Employment Agreement dated as of January 1, 1997 between the
               Registrant and Michael L. Baur. (Incorporated by reference to
               Exhibit 10.29 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

  10.30        Employment Agreement dated as of January 1, 1997 between the
               Registrant and Jeffery A. Bryson. (Incorporated by reference to
               Exhibit 10.30 to the Registrant's Form S-1 filed with the
               Commission on January 23, 1997, Registration No. 333-20231).
  10.32        Stock Option Agreement dated July 18, 1996 covering stock options granted to James G. Foody. (Incorporated by reference to Exhibit
               10.32 to the Registrant's Form S-1 filed with the Commission on
               January 23, 1997, Registration No. 333-20231).
  10.33        Stock Option Agreement dated December 3, 1996 covering stock options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form S-1 filed with the
               Commission on January 23, 1997, Registration No. 333-20231).
  10.34        Stock Option Agreement dated December 3, 1996 covering stock options granted to Michael L. Baur. (Incorporated by reference to
               Exhibit 10.34 to the Registrant's Form S-1 filed with the
               Commission on January 23, 1997, Registration No. 333-20231).
  10.35        Distribution Agreement dated October 1, 1994 between the
               Registrant and Symbol Technologies, Inc. (Incorporated by
               Reference to Exhibit 10.35 to the Registrant's Form 10-K for the
               fiscal year ended June 30, 1998).
  10.36        Distribution Agreement dated January 1, 1996 between the
               Registrant and IBM Corporation. (Incorporated by Reference to
               Exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1998).
  10.37        Stock Option Agreement dated January 17, 1997 covering options granted to Steven H. Owings. (Incorporated by reference to
               Exhibit 10.37 to the Registrant's Form S-1 filed with the
               Commission on January 23, 1997, Registration No. 333-20231).
  10.38        Stock Option Agreement dated January 17, 1997 covering options granted to Michael L. Baur. (Incorporated by reference to Exhibit
               10.38 to the Registrant's Form S-1 filed with the Commission on
               January 23, 1997, Registration No. 333-20231).
  10.39        Stock Option Agreement dated January 17, 1997 covering options granted to Jeffrey A. Bryson. (Incorporated by reference to
               Exhibit 10.39 to the Registrant's Form S-1 filed with the
               Commission on January 23, 1997, Registration No. 333-20231).
  13*          Portions of the Registrant's Annual Report to Shareholders for
               the Fiscal Year Ended June 30, 1999.
  23*          Consent of KPMG LLP.
  27*          Financial Data Schedule.

---------------
*  - Filed herewith.