Form 10-Q
period 1999-09-30
SCANSOURCE INC
filed 1999-11-15
CIK 918965

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999
                                       or
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________

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

                                  (864)288-2432
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of September 30, 1999, 5,520,044 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                              September 30, 1999


PART I.     FINANCIAL INFORMATION                                                          Page No.

            Item 1.      Consolidated Financial Statements (Unaudited).....................       2

                         Condensed Consolidated Balance Sheets.............................       2
                         Condensed Consolidated Income Statements..........................       4
                         Condensed Consolidated Statements of Cash Flows...................       5
                         Notes to Condensed Consolidated Financial Statements..............       6

            Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations...........................       8

            Item 3.      Quantitative and Qualitative Disclosures About Market
                             Risk..........................................................      12

PART II.    OTHER INFORMATION

            Item 1.      Legal Proceedings.................................................      13
            Item 2.      Changes in Securities.............................................      13
            Item 3.      Defaults Upon Senior Securities...................................      13
            Item 4.      Submission of Matters to a Vote of Security-Holders...............      13
            Item 5.      Other Information.................................................      13
            Item 6.      Exhibits and Reports on Form 8-K..................................      13

SIGNATURES.................................................................................      14

PART I. FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements


                                SCANSOURCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    June 30,   September 30,
                                                      1999          1999
                                                    ---------  --------------
                                                    (Note 1)      (Note 1)
                                                                (Unaudited)
                        Assets                           (In thousands)
                       --------
Current assets:
 Cash.............................................  $ 15,282        11,333
 Receivables:
   Trade, less allowance for doubtful accounts of
   $5,002,000 at June 30, 1999 and
   $5,588,000 at September 30, 1999...............    42,774        48,560
 Other............................................     2,443         2,080
                                                    --------       -------
                                                      45,217        50,640
 Inventories......................................    50,282        71,959
 Prepaid expenses and other assets................       464           560
 Deferred income taxes............................     5,197         6,753
                                                    --------       -------

   Total current assets...........................   116,442       141,245
Property and equipment, net.......................     7,453         7,642
Intangible assets, net............................     1,520         1,494
Other assets......................................       312           339
                                                    --------       -------

   Total assets...................................  $125,727       150,720
                                                    ========       =======

           See notes to condensed consolidated financial statements.

                                SCANSOURCE, INC.



                                                               June 30,    September 30,
Liabilities and Shareholders' Equity                            1999          1999
------------------------------------                          ---------  --------------
                                                               (Note 1)     (Note 1)
                                                                          (Unaudited)
                                                                   (In thousands)
Current liabilities:
Current portion of long-term debt...........................  $     24              24
Trade accounts payable......................................    59,728          82,272
Accrued compensation........................................     1,147             567
Accrued expenses and other liabilities......................     3,252           3,816
Income taxes payable........................................     1,131             665
                                                              --------         -------
    Total current liabilities...............................    65,282          87,344

Deferred income taxes.......................................        70              80
Long-term debt..............................................     1,673           1,668
                                                              --------         -------
     Total liabilities......................................    67,025          89,092

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
     authorized, none issued and outstanding................        --              --
Common stock, no par value; 10,000,000 shares
     authorized, 5,503,512 and 5,520,044 shares issued and
     outstanding at June 30, 1999 and
     September 30, 1999, respectively.......................    40,161          40,353
Retained earnings...........................................    18,541          21,275
                                                              --------         -------
     Total shareholders' equity.............................    58,702          61,628
                                                              --------         -------

     Total liabilities and shareholders' equity.............  $125,727         150,720
                                                              ========         =======


            See notes to condensed consolidated financial statements.

                                SCANSOURCE, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                               Three Months Ended
                                                  September 30,
                                                 1998      1999
                                                 ----      ----
                                     (In thousands except per share data)

Net sales....................................  $60,719   113,179
Cost of goods sold...........................   53,732   102,159
                                               -------   -------

  Gross profit...............................    6,987    11,020
Selling, general and administrative
  expenses...................................    4,459     6,681
Amortization of intangibles..................       33        34
                                               -------   -------
Total operating expenses.....................    4,492     6,715

  Operating income...........................    2,495     4,305

Other income (expense):
  Interest income (expense), net.............      (43)       98
  Other income, net..........................        2         7
                                               -------   -------
     Total other income (expense)............      (41)      105

  Income before income taxes.................    2,454     4,410

Income taxes.................................      908     1,676
                                               -------   -------
     Net income..............................  $ 1,546     2,734
                                               =======   =======

Basic EPS

        Net income per share.................     $.29       .50
                                               =======   =======

        Weighted average shares outstanding      5,404     5,512
                                               =======   =======

Diluted EPS

     Net income per share....................     $.28       .47
                                               =======   =======

     Weighted average shares outstanding.....    5,585     5,850
                                               =======   =======

           See notes to condensed consolidated financial statements

                                SCANSOURCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                         1998            1999
                                                         ----            ----
                                                            (In thousands)
Cash flows from operating activities:
  Net income                                           $ 1,546           2,734
    Adjustments to reconcile net income to cash
      (used in) provided by operating activities:
      Depreciation                                         257             351
      Amortization of intangible assets                     33              34
      Deferred taxes                                        --          (1,546)
      Changes in operating assets and liabilities:
      Receivables                                       (2,679)         (5,786)
      Other receivables                                    364             363
      Inventories                                       (5,764)        (21,677)
      Prepaid expenses and other                           (75)            (96)
      Accounts payable                                  17,628          22,544
      Accrued compensation                                 478            (580)
      Accrued expenses and other liabilities               (73)            564
      Income tax payable                                   363            (466)
      Other noncurrent assets                               31             (35)
                                                       -------         -------

Net cash provided by (used in) operating activities     12,109          (3,596)

Cash flows from investing activities:
    Capital expenditures, net                             (522)           (540)
                                                       -------         -------

  Net cash used in investing activities                   (522)           (540)

Cash flows from financing activities:
      Payments on line of credit                        (4,861)             --
      Proceeds from option exercises                       216             192
      Payments on building loan                             (5)             (5)
                                                       -------         -------

Net cash (used in) provided by financing activities     (4,650)            187
                                                       -------         -------

  Increase (decrease) in cash                            6,937          (3,949)

Cash at beginning of period                                 88          15,282
                                                       -------         -------

Cash at end of period                                  $ 7,025          11,333
                                                       =======         =======

            See notes to condensed consolidated financial statements

                                SCANSOURCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the period ended June 30, 1999. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

     Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

     The condensed consolidated balance sheet for June 30, 1999 has been derived from the audited consolidated balance sheet for that date.

(2)  Significant Accounting Policies

     Revenue Recognition - The Company records revenue when products are shipped.

     Inventories - Inventories consisting of point of sale and bar code equipment are stated at the lower of cost (first-in, first-out method) or market.

     Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. Basic and diluted weighted average shares differed only by the effect of dilutive stock options. There were no differences between the net income used to calculate basic and diluted net income per share for the three months ended September 30, 1998 and 1999.

(3)  Line of Credit

     The Company has a line of credit agreement with a bank extending to October 31, 2001 with a borrowing limit of $35 million, based upon 80% of eligible accounts receivable and 40% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The loan base would have provided borrowings up to $35 million at September 30, 1999. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The agreement contains certain financial covenants including minimum net worth and capital expenditure requirements and a maximum debt to tangible net worth ratio. The Company was either in compliance with the various covenants or had obtained waivers of noncompliance at September 30, 1999.

PART I. FINANCIAL INFORMATION


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

         Net Sales. Net sales for the quarter ended September 30, 1999 increased 86.4% to $113.2 million from $60.7 million for the comparable prior year quarter. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

         Gross Profit. Gross profit for the quarter ended September 30, 1999 increased 57.7% to $11.0 million from $7.0 million for the comparable prior year quarter. Gross profit as a percentage of sales was 9.7% for the quarter ended September 30, 1999, compared to 11.5% for the comparable prior year quarter. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales to more lower-margin products and the volume discounts provided to resellers on large orders.

         Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended September 30, 1999 increased 49.5% to $6.7 million compared to $4.5 million for the comparable prior year period. Operating expenses as a percentage of sales were 5.9% for the quarter ended September 30, 1999, compared to 7.4% for the comparable prior year period. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

         Operating Income. Operating income for the quarter ended September 30, 1999 increased 72.5% to $4.3 million from $2.5 million for the same period in 1998, driven by the improvement in gross profit as described above. Operating income as a percentage of sales was 3.8% for the quarter ended September 30, 1999, compared to 4.1% for the comparable prior year period.

         Other Income (Expense). Total other income (expense) net consists of interest income (expense), net, and other expense, net. Interest income for the quarter ended September 30, 1999 of $98,000 resulted from interest income from invested cash offset by interest paid on the building loan. Net interest expense for the quarter ended September 30, 1998 of $43,000 resulted from interest paid on borrowings from the Company's line of credit and the building loan.

         Income Taxes. Tax expense was provided at an effective rate of 38% and 37%, respectively, for the quarter ended September 30, 1999 and 1998, respectively, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

         Net Income. Improved operating income caused net income to increase 76.8% to $2.7 million for the quarter ended September 30, 1999 from $1.5 million for the year-earlier quarter. Net income as a percentage of sales was 2.4% for the quarter ended September 30, 1999 compared to 2.5% for the quarter ended September 30, 1998.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are results of operations, borrowings under its revolving credit facility, and proceeds from the sales of securities. In October 1997 the Company completed a secondary offering of stock which provided the Company approximately $26 million for general corporate purposes.

         The Company has a line of credit agreement with a bank extending to October 31, 2001 with a borrowing limit of $35.0 million at an interest rate equal to the 30 day LIBOR rate plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The borrowing base available under the credit facility is limited to 80% of eligible accounts receivable and 40% of eligible inventory. The borrowing base at June 30, 1999 supported borrowings under the line of credit of up to $35 million. There were no amounts outstanding under the line of credit at September 30, 1999.

         For the quarter ended September 30, 1999 net cash of $3.6 million was used in operating activities compared to $12.1 million provided by operations for the quarter ended September 30, 1998. Cash used in operations in 1999 was primarily from increases in receivables and inventory partially offset by growth in trade payables. Cash provided by operations in 1998 was primarily from an increase in accounts payable, which exceeded the amount needed to fund, increases in receivables and inventory.

         Cash used in investing activities of over $500,000 for each quarter ended September 30, 1999 and 1998 was for capital expenditures.

         Cash provided by financing activities for the quarter ended March 31, 1999 was $187,000, primarily proceeds from option exercises. Cash used in financing activities for the quarter ended September 30, 1998 was $4.7 million, primarily from payments on the Company's line of credit.

         The Company's current ratios at September 30, 1999 and at June 30, 1999 were 1.63 and 1.78, respectively.

Year 2000

     Introduction. The Year 2000 ('Y2K") issues as they relate to the Company have arisen because many computer systems, software and devices used either directly by the Company or indirectly by the Company's vendors and customers will not handle dates after 1999. This issue has been caused by the practice of storing the year as the last two digits, and assuming the first two digits as "19" (i.e., the number "99" for the year "1999"). Systems, software and devices that do not adequately address Y2K could cause an interruption of services. The following outlines the Company's approach to the Y2K issue.

     State of Readiness. With the assistance of an outside consultant, the Company formed a Y2K Project Team to oversee the Company's Y2K readiness activities in the information technology (IT) and non-IT areas, assess Y2K risks in connection with third-party relationships and develop contingency plans. The Y2K Project Team has conducted a review of the Company's computer systems, including its primary business software, and believes that such computer systems and software are Y2K compliant. The Y2K project team has the involvement of members of senior management, who have kept the Board of Directors advised as to all developments and progress.

     IT Systems. Since early 1996, ScanSource, in support of its long-term plans, has significantly upgraded and continues to upgrade its IT and communication systems. These upgrades include: enterprise-wide application system, a Digital Alpha Server, personal computers (PCs), PC software (standardized on Windows NT, Windows 9x, Microsoft Office Suite and Lotus Notes), local area networks (LAN's), LAN software (Novell NetWare, Windows NT), wide area networks (WAN's) and network integration of advanced fax, printer, and copier systems. The Company has tested its enterprise-wide application system and PC's for Y2K compliance and obtained certification from the manufacturers of the equipment and systems not included in the tests. As a result, ScanSource believes its IT and voice and data communication systems are now Y2K compliant.

     Non-IT Systems. ScanSource has assessed the Y2K readiness of non-IT systems such as intelligent office equipment used in a stand-alone mode including fax machines, copiers and printers by obtaining certification from manufacturers that these products are not impacted by the Y2K date transition or will continue to operate on and after January 1, 2000, just as they did prior to such date.

     Third Party Interface. The Company has also surveyed and considered the readiness of significant vendors and resellers with respect to their progress in identifying and addressing Y2K issues. Substantially all vendors and resellers have indicated to the Company an expectation to be Y2K compliant. However, disruptions in the computer systems of the Company's vendors could impair the ability of the Company to obtain necessary products or provide services to its customers. Management has further addressed the issues of non-compliant and/or non-responding vendors in its contingency and inventory planning.

     Contingency Planning and Risks. The Y2K Project Team has developed contingency plans to address disruptions in the Company's business functions as a result of Y2K issues and various other potential business interruptions. The Company's contingency plan addresses alternative providers and processes to deal with business interruptions that may be caused by internal system or third party failure to be Y2K ready, to the extent it is possible. There can be no assurance that the Company's systems will avoid all Y2K problems, that its current and ongoing efforts will identify all such problems in its own computer systems or those of its vendors or resellers in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. The Company's operating results could be materially adversely affected if the Company were to be held responsible for the failure of any products sold by it to be Y2K ready, despite the Company's disclaimer of product warranties and the limitation of liability contained in sales terms and conditions. The Company continues to review potential or possible causes of loss and institute plans for the mitigation of the same. In addition, the purchasing patterns of existing and potential customers may be affected by Y2K problems, which could cause fluctuations in the Company's sales volumes. Maintenance or modification costs have been and will continue to be expensed as incurred.

     Products. The Company has informed its active customers by mail and all customers by Internet web postings that it does not make any representations or warranties that the products it distributes are or will be Y2K ready or compliant. The Company has assisted its customers by making it easy for them to learn about product readiness directly from manufacturers by publicizing the manufacturer's web sites and telephone numbers.

     Costs of Project. To date, the expenses of the Company's efforts to identify and address potential Y2K problems have not exceeded $75,000 (excluding costs of systems upgrades that would normally have been made on a similar timetable) and anticipates that its total expenditures in this area will not exceed $100,000. However, the expenses or liabilities to which the Company may become subject as a result of any such problems that may arise could have a material adverse effect on the Company's business, financial condition and results of operations.

Forward Looking Statements

         Certain of the statements contained in this report to shareholders as well as in the Company's other filings with the Securities and Exchange Commission that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 2000 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new products markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operations results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in other reports and documents filed by the Company with the Securities and Exchange Commission.

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

         The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at September 30, 1999:


(In thousands)             2000     2001    2002     2003     Thereafter      Total   Fair Value
                           ----     ----    ----     ----     ----------      -----   ----------
Long-term debt              19       26      29       31        1,587         1,692      1,856
Average interest
   rate (fixed)           9.19%    9.19%   9.19%    9.19%        9.19%         9.19%     9.19%

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

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 30, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  Exhibits

                        Exhibit 27 - Financial Data Schedule

                        Exhibit 10.28 - Employment Agreement dated as of July 1, 1999 between the Registrant and Steven H. Owings.

                        Exhibit 10.29 - Employment Agreement dated as of July 1, 1999 between the Registrant and Michael L. Baur.

                        Exhibit 10.30 - Employment Agreement dated as of July 1, 1999 between the Registrant and Jeffery A. Bryson.


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



Date:  November 15, 1999