Form 10-Q
period 1999-12-31
SCANSOURCE INC
filed 2000-02-11
CIK 918965

Conformed

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1999
                                      or
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________

Commission file number 1-12842

                               ScanSource, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        South Carolina                                   57-0965380
-----------------------------------       --------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporated or organization)

     6 Logue Court, Suite G
         Greenville, SC                                    29615
-----------------------------------       --------------------------------------
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

As of December 31, 1999, 5,530,611 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                               December 31, 1999

PART I.  FINANCIAL INFORMATION                                                          Page No.
                                                                                        --------

         Item 1.   Consolidated Financial Statements (Unaudited).....................       2

                   Condensed Consolidated Balance Sheets.............................       2
                   Condensed Consolidated Income Statements..........................       4
                   Condensed Consolidated Statements of Cash Flows...................       5
                   Notes to Condensed Consolidated Financial Statements..............       6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................       8

         Item 3.   Quantitative and Qualitative Disclosures About Market
                      Risk...........................................................      12

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.................................................      13
         Item 2.   Changes in Securities.............................................      13
         Item 3.   Defaults Upon Senior Securities...................................      13
         Item 4.   Submission of Matters to a Vote of Security-Holders...............      13
         Item 5.   Other Information.................................................      14
         Item 6.   Exhibits and Reports on Form 8-K..................................      14

SIGNATURES...........................................................................      15

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements


                               SCANSOURCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                June 30,    December 31,
                                                                  1999          1999
                                                                 ------        ------
                                                                (Note 1)      (Note 1)
                                                                             (Unaudited)
                      Assets                                          (In thousands)
                      ------
Current assets:
    Cash.......................................................  $ 15,282            706
    Receivables:
         Trade, less allowance for doubtful accounts of
         $5,002,000 at June 30, 1999 and
         $6,625,000 at December 31, 1999 ......................    42,774         43,023
    Other .....................................................     2,443          2,584
                                                                 --------       --------
                                                                   45,217         45,607
    Inventories ...............................................    50,282         86,635
    Prepaid expenses and other assets .........................       464            548
    Deferred income taxes .....................................     5,197          7,914
                                                                 --------       --------

         Total current assets .................................   116,442        141,410

Property and equipment, net ...................................     7,453         15,179
Intangible assets, net ........................................     1,520          1,460
Other assets ..................................................       312            303
                                                                 --------       --------

         Total assets .........................................  $125,727        158,352
                                                                 ========       ========

            See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                                                               June 30,        December 31,
         Liabilities and Shareholders' Equity                    1999             1999
         ------------------------------------                    ----             -----
                                                               (Note 1)         (Note 1)
                                                                               (Unaudited)
                                                                      (In thousands)
Current liabilities:
Current portion of long-term debt............................. $     24                24
Trade accounts payable .......................................   59,728            62,965
Accrued compensation .........................................    1,147               860
Accrued expenses and other liabilities .......................    3,252             4,589
Income taxes payable .........................................    1,131             1,070
                                                                -------           -------
    Total current liabilities ................................   65,282            69,508

Deferred income taxes ........................................       70                96
Long-term debt ...............................................    1,673             1,662
Revolving line of credit .....................................       --            22,168
                                                                -------           -------
       Total liabilities .....................................   67,025            93,434

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
     authorized, none issued and outstanding .................       --                --
Common stock, no par value; 10,000,000 shares
     authorized, 5,503,512 and 5,530,611 shares issued
     and outstanding at June 30, 1999 and
     December 31, 1999, respectively .........................   40,161            40,771
Retained earnings ............................................   18,541            24,147
                                                                -------           -------
     Total shareholders' equity ..............................   58,702            64,918
                                                                -------           -------

     Total liabilities and shareholders' equity............... $125,727           158,352
                                                                =======           =======

           See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                    Quarter Ended            Six Months Ended
                                                     December 31,              December 31,
                                                   1998        1999          1998           1999
                                                   ----        ----          ----           ----
                                                          (In thousands except per share data)

Net sales ....................................   $ 65,543    113,922         126,262     227,101
Cost of goods sold ...........................     57,931    100,707         111,664     202,866
                                                 --------   --------        --------     -------
     Gross profit ............................      7,612     13,215          14,598      24,235
Selling, general and administrative
      expenses ...............................      4,854      8,411           9,313      15,092
Amortization of intangibles ..................         34         34              67          67
                                                 --------   --------        --------     -------
 Total operating expenses ....................      4,888      8,445           9,380      15,159
                                                 --------   --------        --------     -------
      Operating income .......................      2,724      4,770           5,218       9,076

Other income (expense):
       Interest income (expense), net ........         18       (144)            (22)        (48)
     Other income, net .......................         --          6              --          14
                                                 --------   --------        --------     -------
         Total other income (expense) ........         18       (138)            (22)        (34)
                                                 --------   --------        --------     -------

Income before income taxes ...................      2,742      4,632           5,196       9,042
            Income taxes .....................      1,015      1,760           1,923       3,436
                                                 --------   --------        --------     -------

Net income ...................................      1,727      2,872           3,273       5,606
                                                 ========   ========        ========     =======

Basic EPS

        Net income per share .................   $    .32        .52             .60        1.02
                                                 ========   ========        ========     =======

        Weighted average shares outstanding ..      5,464      5,531           5,448       5,521
                                                 ========   ========        ========     =======

Diluted EPS

       Net income per share...................        .31        .48             .58         .95
                                                 ========   ========        ========     =======

       Weighted average shares outstanding....      5,624      5,994           5,604       5,922
                                                 ========   ========        ========     =======

           See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                           1998                1999
                                                                           ----                ----
                                                                                (In thousands)
Cash flows from operating activities:
           Net income
              Adjustments to reconcile net income to cash                $  3,273               5,606
                  (used in) provided by operating activities:
                  Depreciation                                                516                 935
                  Amortization of intangible assets                            67                  67
                  Deferred taxes                                               --              (2,691)
                  Changes in operating assets and liabilities:
                  Receivables                                              (7,148)               (249)
                  Other receivables                                           225                (141)
                  Inventories                                             (13,820)            (36,353)
                  Prepaid expenses and other assets                           (38)                (84)
                  Accounts payable                                         23,614               3,237
                  Accrued compensation                                        419                (287)
                  Accrued expenses and other liabilities                      145               1,337
                  Income tax payable                                           90                 (61)
                  Other noncurrent assets                                    (144)                  2
                                                                         --------            --------

Net cash provided by (used in) operating activities                         7,199             (28,682)
                                                                         --------            --------

Cash flows from investing activities:
         Capital expenditures, net                                           (811)             (1,671)
         Purchase of building                                                  --              (6,990)
                                                                         --------            --------

      Net cash used in investing activities                                  (811)             (8,661)
                                                                         --------            --------

Cash flows from financing activities:
         (Payments) borrowings on line of credit                           (4,861)             22,168
         Net proceeds from option exercises                                   403                 610
         Payments on building loan                                            (11)                (11)
                                                                         --------            --------

Net cash (used in) provided by financing activities                        (4,469)             22,767
                                                                         --------            --------

      Increase (decrease) in cash                                           1,919             (14,576)

Cash at beginning of period                                                    88              15,282
                                                                         --------            --------

Cash at end of period                                                    $  2,007                 706
                                                                         ========            ========

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

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. Basic and diluted weighted average shares differed only by the effect of dilutive stock options. There were no differences between the net income used to calculate basic and diluted net income per share for the six months ended December 31, 1998 and 1999.

(3)  Line of Credit

     The Company has a line of credit agreement with a bank extending to October 31, 2001 with a borrowing limit of $35 million, based upon 80% of eligible accounts receivable and 40% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The agreement contains certain financial covenants including minimum net worth and capital expenditure requirements and a maximum debt to tangible net worth ratio. The average interest rate during the quarter was 7.95% and the outstanding balance on the line of credit was $22.2 million on a loan base which exceeded $35 million, leaving $12.8 million available at December 31, 1999. The Company was in compliance with the various covenants at December 31, 1999.

(4)  Segment Information

     SFAS 131 requires the use of the management approach to determine segment information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. This statement also requires companies that have a single reportable segment to disclose information about products and services, geographic areas, and information about major customers.

     The Company operates as a single reportable segment as a specialty products distributor in North America, with Canadian operations that are immaterial. The Company ships its products from a single warehouse via UPS and FedEx to technology resellers, who in turn sell directly to end-users. The Company's products are specialty technology equipment items.

     The Company's 16,000 product offerings may be divided into primary categories: i) bar code and point of sale equipment and ii) business telephones and computer telephony integration devices. The Company sells to more than 10,000 resellers and integrators of technology products, who are geographically disbursed over North America in a pattern that mirrors population concentration.

PART I.  FINANCIAL INFORMATION


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

         Net Sales. Net sales for the quarter ended December 31, 1999 increased 73.8% to $113.9 million from $65.5 million for the comparable prior year quarter. Net sales increased 79.9% to $227.1 million for the six months ended December 31, 1999 from $126.3 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

         Gross Profit. Gross profit for the quarter ended December 31, 1999 increased 73.6% to $13.2 million from $7.6 million for the comparable prior year quarter. Gross profit increased 66.0% to $24.2 million for the six months ended December 31, 1999 from $14.6 million for the comparable prior year period. Gross profit as a percentage of sales was 11.6% and 10.7%, respectively, for the quarter and six months ended December 31, 1999, compared to 11.6% for both of the comparable prior year periods. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales to more lower-margin products and the volume discounts provided to resellers on large orders.

         Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended December 31, 1999 increased 72.8% to $8.4 million compared to $4.9 million for the comparable prior year period. Operating expenses for the six months ended December 31, 1999 increased 61.6% to $15.2 million from $9.4 million for the comparable prior year period. Operating expenses as a percentage of sales were 7.4% and 6.7% for the quarter and six months ended December 31, 1999, compared to 7.4% and 7.4%, respectively, for the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

         Operating Income. Operating income for the quarter ended December 31, 1999 increased 75.1% to $4.8 million from $2.7 million for the same period in 1998, driven by the improvement in gross profit as described above. Operating income increased 73.9% to $9.1 million for the six months ended December 31, 1999 from $5.2 million for the comparable prior year period. Operating income as a percentage of sales was 4.3% and 4.0%, respectively, for the quarter and six months ended December 31, 1999, compared to 4.2% and 4.1%, respectively, for the comparable prior year periods.

         Other Income (Expense). Total other income (expense) net consists of interest income (expense), net, and other income, net. Net interest expense for the quarter ended December 31, 1999 was $144,000 resulting primarily from interest expense on the line of credit and building loan of $180,000 offset by interest income of $36,000 from invested cash. Net interest income for the quarter ended December 31, 1998 was $18,000 resulting primarily from interest from invested cash.

         Income Taxes. Tax expense was provided at an effective rate of 38% and 37%, respectively, for the periods ended December 31, 1999 and 1998, respectively, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

         Net Income. Improved operating income caused net income to increase 66.3% to $2.9 million for the quarter ended December 31, 1999 from $1.7 million for the year-earlier quarter. Net income for the six months ended December 31, 1999 increased 71.3% to $5.6 million from $3.3 million for the comparable prior year period. Net income as a percentage of sales was 2.5% for both the quarter and six months ended December 31, 1999 compared to 2.6% for both of the comparable prior year periods.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are results of operations, borrowings under its revolving credit facility, and proceeds from the sales of securities.

         The Company has a line of credit agreement with a bank extending to October 31, 2001 with a borrowing limit to $35.0 million at an interest rate equal to the 30 day LIBOR rate plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The borrowing base available under the credit facility is limited to 80% of eligible accounts receivable and 40% of eligible inventory. The outstanding balance on the line of credit was $22.2 million on a borrowing base which exceeded $35 million, leaving $12.8 million available at December 31, 1999.

         On December 1999, the Company purchased a new Memphis distribution center for a purchase price of approximately $7 million of which $6.1 million was allocated to the building and $900,000 was allocated to land. The Company temporarily funded the purchase with borrowings from the line of credit while a traditional real estate loan is being negotiated.

         For the six months ended December 31, 1999 net cash of $28.7 million was used in operating activities compared to $7.2 million provided by operations for the six months ended December 31, 1998. Cash used in operations in 1999 was primarily from an increase in inventory partially offset by growth in trade payables. Cash provided by operations in 1998 was primarily from an increase in accounts payable which exceeded the amount needed to fund increases in receivables and inventory.

         Cash used in investing activities of over $8.7 million for the six months ended December 31, 1999 included $1.7 million for capital expenditures and $7.0 million for the land and building purchase. Cash used in investing activities of $811,000 for the six months ended December 31, 1998 was for capital expenditures.

         Cash provided by financing activities for the six months ended December 31, 1999 was $22.8 million, primarily from borrowings on the line of credit. Cash used in financing activities for the six months ended December 31, 1998 was $4.5 million, primarily from payments on the line of credit.

         The Company's current ratios at December 31, 1999 and at June 30, 1999 were 2.03 and 1.78, respectively.

Year 2000

     Introduction. During the years leading up to the Year 2000 ("Y2K"), an important business issue relating to the Company arose over the concern that many computer systems, software and devices used either directly by the Company or indirectly by the Company's vendors and customers would fail to properly handle dates after 1999. This issue was caused by the practice of storing the year as the last two digits, and assuming the first two digits as "19" (i.e., the number "99" for the year "1999"). Systems, software and devices that do not adequately address Y2K could cause an interruption of services. The following outlines the Company's approach to the Y2K issue.

     State of Readiness. With the assistance of an outside consultant, the Company formed a Y2K Project Team to oversee the Company's Y2K readiness activities in the information technology (IT) and non-IT areas, assess Y2K risks in connection with third-party relationships and develop contingency plans. The Y2K Project Team conducted a review of the Company's computer systems, including its primary business software, and concluded that such computer systems and software were and are Y2K compliant. The absence of system failures or other Y2K problems in both IT and non-IT areas following January 1, 2000 is consistent with the conclusion of the Y2K Project Team. The Y2K Project Team has the involvement of members of senior management, who have kept the Board of Directors advised as to all developments and progress.

     IT Systems. Since early 1996, ScanSource, in support of its long-term plans, has significantly upgraded and continues to upgrade its IT and communication systems. These upgrades include: enterprise-wide application system, a Digital Alpha Server, personal computers (PCs), PC software (standardized on Windows NT, Windows 9x, Microsoft Office Suite and Lotus Notes), local area networks (LAN's), LAN software (Novell NetWare, Windows NT), wide area networks (WAN's) and network integration of advanced fax, printer, and copier systems. The Company tested its enterprise-wide application system and PC's for Y2K compliance and obtained certification from the manufacturers of the equipment and systems not included in the tests. As a result, ScanSource believes its IT and voice and data communication systems are Y2K compliant.

     Non-IT Systems. ScanSource assessed the Y2K readiness of non-IT systems such as intelligent office equipment used in a stand-alone mode including fax machines, copiers and printers by obtaining certification from manufacturers that these products would not be impacted by the Y2K date transition or would otherwise continue to operate on and after January 1, 2000, just as they did prior to such date. To date, the Company is not aware of the failure of any of these non-IT systems as a result of Y2K problems.

     Third Party Interface. The Company also surveyed and considered the readiness of significant vendors and resellers with respect to their progress in identifying and addressing Y2K issues. Substantially all vendors and resellers indicated to the Company an expectation to be Y2K compliant. Disruptions in the computer systems of the Company's vendors could impair the ability of the Company to obtain necessary products or provide services to its customers. Management has further addressed the issues of non-compliant and/or non-responding vendors in its contingency and inventory planning. To date, the Company is not aware of the failures of any significant vendors and resellers to properly address Y2K issues.

     Contingency Planning and Risks. The Y2K Project Team developed contingency plans to address disruptions in the Company's business functions as a result of Y2K issues and various other potential business interruptions. The Company's contingency plan addresses alternative providers and processes to deal with business interruptions that may be caused by internal system or third party failure to be Y2K ready, to the extent it is possible. Nevertheless, evidence of IT and non-IT system performance in the systems of the Company and its significant vendors and resellers following January 1, 2000 indicates that most of its areas of exposure to system malfunctions associated with the year 2000 have been properly addressed.

     There can be no assurance that the Company's systems have avoided all Y2K problems, that its efforts have identified all such problems in its own computer systems or those of its vendors or resellers in advance of their occurrence, or that the Company will be able to successfully remedy any problems that may yet be discovered. The Company's operating results could be materially adversely affected if the Company were to be held responsible for the failure of any products sold by it to be Y2K ready, despite the Company's disclaimer of product warranties and the limitation of liability contained in sales terms and conditions. The Company continues to review potential or possible causes of loss and institute plans for the mitigation of the same. In addition, the purchasing patterns of existing and potential customers may still be affected by Y2K problems, which could cause fluctuations in the Company's sales volumes. Maintenance or modification costs have been and will continue to be expensed as incurred.

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

     Costs of Project. Expenses of the Company's efforts to identify and address potential Y2K problems have not exceeded $100,000 (excluding costs of systems upgrades that would normally have been made on a similar timetable). However, the expenses or liabilities to which the Company may become subject as a result of any such problems that may arise could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at December 31, 1999:

(In thousands)         2000     2001    2002     2003     Thereafter    Total   Fair Value
                       ----     ----    ----     ----     ----------    -----   ----------
Long-term debt           15       26      29       31       1,587       1,687      1,920
Average interest
   rate (fixed)        9.19%    9.19%   9.19%    9.19%       9.19%       9.19%      9.19%

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

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  Not applicable

         Item 2.  Changes in Securities.

                  Not applicable

         Item 3.  Defaults Upon Senior Securities.

                  Not applicable

         Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Company's annual meeting of shareholders was held on December 2, 1999.
         (b) The four directors listed in subsection (c) below were elected at the meeting. The Company has no other directors whose term of office continued after the meeting.
         (c) (i)  Election of Directors

                               Number of Shares
                               ----------------

             Nominees                   For                   Withheld
             --------                   ---                   --------
             Michael L. Baur            4,519,940             123,291
             Steven H. Owings           4,518,940             124,291
             Steven R. Fischer          4,518,940             124,291
             James G. Foody             4,520,640             122,591

             (ii) Proposal to ratify the amendment to the Company's 1997 Stock Incentive Plan

                                               Number of Shares
                                               ----------------
                         For                   1,697,357
                         Against               1,653,323
                         Abstain                  13,762
                         Not voted             1,278,789

             (iii) Proposal to ratify the adoption of the September 30, 1999 Non-Employee Director Stock Option Plan.

                                               Number of Shares
                                               ----------------
                         For                   3,137,994
                         Against                 211,706
                         Abstain                  14,742
                         Not voted             1,278,789

             (iv) Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

                                               Number of Shares
                                               ----------------
                         For                   4,640,170
                         Against                   1,650
                         Abstain                   1,411

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



                                             SCANSOURCE, INC.



                                                /s/ Michael L. Baur
                                             ----------------------------------
                                             MICHAEL L. BAUR
                                             Chief Executive Officer



                                                /s/ Jeffery A. Bryson
                                             ----------------------------------
                                             JEFFERY A. BRYSON
                                             Chief Financial Officer


Date:  February 11, 2000