Form 10-Q
period 2000-03-31
SCANSOURCE INC
filed 2000-05-12
CIK 918965

Conformed

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000
                                       or
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
____________________

Commission file number 1-12842


                               ScanSource, Inc.
--------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)



         South Carolina                                57-0965380
----------------------------------      ----------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporated or organization)

      6 Logue Court, Suite G
          Greenville, SC                                 29615
----------------------------------      ----------------------------------------
(Address of principal executive                        (Zip Code)
offices)

                                (864)  288-2432
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No ________
                                         -----

As of March 31, 2000, 5,596,460 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                                March 31, 2000

PART I.        FINANCIAL INFORMATION                                                                                    Page No.
                                                                                                                        --------

               Item 1.     Consolidated Financial Statements (Unaudited)..........................................          2

                           Condensed Consolidated Balance Sheets..................................................          2
                           Condensed Consolidated Income Statements...............................................          4
                           Condensed Consolidated Statements of Cash Flows........................................          5
                           Notes to Condensed Consolidated Financial Statements...................................          6

               Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..................................................          8

               Item 3.     Quantitative and Qualitative Disclosures About Market
                             Risk.................................................................................         11

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings......................................................................         12
               Item 2.     Changes in Securities..................................................................         12
               Item 3.     Defaults Upon Senior Securities........................................................         12
               Item 4.     Submission of Matters to a Vote of Security-Holders....................................         12
               Item 5.     Other Information......................................................................         12
               Item 6.     Exhibits and Reports on Form 8-K.......................................................         13

      SIGNATURES...................................................................................................        14

PART I.        FINANCIAL INFORMATION

               Item 1.  Consolidated Financial Statements


                               SCANSOURCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,          March 31,
                                                                               1999              2000
                                                                               ----              ----
                                                                             (Note 1)           (Note 1)
                                                                            (Unaudited)        (Unaudited)
     Assets                                                                        (In thousands)
     ------
Current assets:
  Cash...............................................................         $ 15,282                  684
  Receivables:
     Trade, less allowance for doubtful accounts of
     $5,002,000 at June 30, 1999 and
     $6,716,000 at March 31, 2000....................................           42,774               52,274
  Other..............................................................            2,443                2,026
                                                                              --------              -------
                                                                                45,217               54,300
  Inventories........................................................           50,282               99,079
  Prepaid expenses and other assets..................................              464                  320
  Deferred income taxes..............................................            5,197                8,388
                                                                              --------              -------

    Total current assets.............................................          116,442              162,771

 Property and equipment, net.........................................            7,453               16,859
 Intangible assets, net..............................................            1,520                1,575
 Other assets........................................................              312                  297
                                                                              --------              -------

    Total assets.....................................................         $125,727              181,502
                                                                              ========              =======

           See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                                                                         June 30,              March 31,
     Liabilities and Shareholders' Equity                                  1999                  2000
     ------------------------------------                                --------              ---------
                                                                         (Note 1)               (Note 1)
                                                                        (Unaudited)           (Unaudited)
                                                                                 (In thousands)
Current liabilities:
Current portion of long-term debt..............................         $     24                        24
Trade accounts payable.........................................           59,728                    90,073
Accrued compensation...........................................            1,147                       982
Accrued expenses and other liabilities.........................            3,252                     4,891
Income taxes payable...........................................            1,131                     1,221
                                                                        --------                   -------
  Total current liabilities....................................           65,282                    97,191

Deferred income taxes..........................................               70                       117
Long-term debt.................................................            1,673                     1,656
Revolving line of credit.......................................               --                    13,953
                                                                        --------                   -------
    Total liabilities..........................................           67,025                   112,917

Shareholders' equity:
Preferred stock, no par value; 3,000,000 shares
   authorized, none issued and outstanding.....................               --                        --
Common stock, no par value; 10,000,000 shares
   authorized, 5,503,512 and 5,596,460 shares issued
   and outstanding at June 30, 1999 and
   March 31, 2000, respectively................................           40,161                    41,325
Retained earnings..............................................           18,541                    27,260
                                                                        --------                   -------
   Total shareholders' equity..................................           58,702                    68,585
                                                                        --------                   -------

 Total liabilities and shareholders' equity....................         $125,727                   181,502
                                                                        ========                   =======


           See notes to condensed consolidated financial statements.

                               SCANSOURCE, INC.

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                    Quarter Ended     Nine Months Ended
                                                      March 31,           March  31,
                                                    1999      2000      1999     2000
                                                    ----      ----      ----     ----
                                                   (In thousands except per share data)
Net sales.......................................  $76,932   120,391   203,194   347,492
Cost of goods sold..............................   68,351   107,021   180,015   309,887
                                                  -------   -------   -------   -------

    Gross profit................................    8,581    13,370    23,179    37,605

Selling, general and administrative
    expenses....................................    5,349     8,040    14,662    23,133
Amortization of intangibles.....................       33        34       100       101
                                                  -------   -------   -------   -------
    Total operating expenses....................    5,382     8,074    14,762    23,234

    Operating income............................    3,199     5,296     8,417    14,371

Other income (expense):
    Interest income (expense), net..............        6      (274)      (27)     (307)
    Other expense, net..........................      (71)       --       (60)       --
                                                  -------   -------   -------   -------
         Total other income (expense)...........      (65)     (274)      (87)     (307)

Income before income taxes......................    3,134     5,022     8,330    14,064

         Income taxes...........................    1,161     1,909     3,084     5,345
                                                  -------   -------   -------   -------
Net income......................................  $ 1,973     3,113     5,246     8,719
                                                  =======   =======   =======   =======

Basic EPS

         Net income per share...................  $   .36       .56       .96      1.57
                                                  =======   =======   =======   =======
         Weighted average shares outstanding....    5,479     5,577     5,449     5,540
                                                  =======   =======   =======   =======

Diluted EPS

         Net income per share...................  $   .35       .51       .93      1.46
                                                  =======   =======   =======   =======
         Weighted average shares outstanding....    5,699     6,057     5,636     5,967
                                                  =======   =======   =======   =======


           See notes to condensed consolidated financial statements.

                                SCANSOURCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                             1999            2000
                                                                           --------         -------
                                                                                (In thousands)
Cash flows from operating activities:
  Net income
      Adjustments to reconcile net income to cash                          $  5,246           8,719
         (used in) provided by operating activities:
         Depreciation                                                           801           1,666
         Amortization of intangible assets                                      100             101
         Deferred taxes                                                          --          (3,144)
         Changes in operating assets and liabilities:
         Receivables                                                        (10,917)         (9,500)
         Other receivables                                                   (1,493)            417
         Inventories                                                        (10,512)        (33,773)
         Prepaid expenses and other assets                                     (214)            144
         Accounts payable                                                    33,028          15,321
         Accrued compensation                                                   731            (165)
         Accrued expenses and other liabilities                               1,084           1,639
         Income tax payable                                                   1,029              90
         Other noncurrent assets                                               (133)           (141)
                                                                           --------         -------
  Net cash provided by (used in) operating activities                        18,750         (18,626)
                                                                           --------         -------

Cash flows from investing activities:
      Capital expenditures, net                                              (1,678)         (4,082)
      Purchase of building                                                       --          (6,990)
                                                                           --------         -------
  Net cash used in investing activities                                      (1,678)        (11,072)
                                                                           --------         -------

Cash flows from financing activities:
      (Payments) borrowings on line of credit                                (4,861)         13,953
      Net proceeds from option exercises                                        449           1,164
      Payments on building loan                                                 (16)            (17)
                                                                           --------         -------
  Net cash (used in) provided by financing activities                        (4,428)         15,100
                                                                           --------         -------
  Increase (decrease) in cash                                                12,644         (14,598)

Cash at beginning of period                                                      88          15,282
                                                                           --------         -------
Cash at end of period                                                      $ 12,732             684
                                                                           ========         =======





            See notes to condensed consolidated financial statements

                               SCANSOURCE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's June 30, 1999 annual report on Form 10-K. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

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

     Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. Basic and diluted weighted average shares differed only by the effect of dilutive stock options. There were no differences between the net income used to calculate basic and diluted net income per share for the nine months ended March 31, 1999 and 2000.

(3)  Line of Credit

     The Company has a line of credit agreement with a bank extending to October 31, 2001 with a borrowing limit of $35 million, based upon 80% of eligible accounts receivable and 40% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The loan base would have provided borrowings up to $35 million at March 31, 2000. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The agreement contains certain financial covenants including minimum net worth and capital expenditure requirements and a maximum debt to tangible net worth ratio. The effective interest rate at March 31, 2000 was 7.95% and the outstanding balance on the line of credit was $14.0 million on a loan base which exceeded $35 million, leaving $21 million available at March 31, 2000. The Company was either in compliance or had obtained waivers of noncompliance with the various covenants at March 31, 2000.

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

PART I.   FINANCIAL INFORMATION


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


Results of Operations

     Net Sales.    Net sales for the quarter ended March 31, 2000 increased
56.5% to $120.4 million from $76.9 million for the comparable prior year quarter. Net sales increased 71% to $347.5 million for the nine months ended March 31, 2000 from $203.2 million for the comparable prior year period. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     Gross Profit.    Gross profit for the quarter ended March 31, 2000
increased 55.8% to $13.4 million from $8.6 million for the comparable prior year quarter. Gross profit increased 62.2% to $37.6 million for the nine months ended March 31, 2000 from $23.2 million for the comparable prior year period. Gross profit as a percentage of sales was 11.1% and 10.8%, respectively, for the quarter and nine months ended March 31, 2000, compared to 11.2% and 11.4%, respectively, for the comparable prior year periods. The decrease in gross profit as a percentage of sales is the result of a change in the mix of sales to more lower-margin products and the volume discounts provided to resellers on large orders.

     Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended March 31, 2000 increased 50% to $8.1 million compared to $5.4 million for the comparable prior year period. Operating expenses for the nine months ended March 31, 2000 increased 57.4% to $23.2 million from $14.8 million for the comparable prior year period. Operating expenses as a percentage of sales were 6.7% for both the quarter and nine months ended March 31, 2000, compared to 7.0% and 7.3%, respectively, for the comparable prior year periods. Generally, lower gross margin sales require the Company to provide fewer value-added services causing a corresponding decrease in operating expenses. The general and administrative portion of operating expenses also decreased as a percentage of sales due to efficiencies gained through increased sales volume.

     Operating Income.    Operating income for the quarter ended March 31, 2000
increased 65.6% to $5.3 million from $3.2 million for the same period in 1999, driven by the improvement in gross profit as described above. Operating income increased 70.7% to $14.4 million for the nine months ended March 31, 2000 from $8.4 million for the comparable prior year period. Operating income as a percentage of sales was 4.4% and 4.1%, respectively, for the quarter and nine months ended March 31, 2000, compared to 4.2% and 4.1%, respectively, for the comparable prior year periods.

     Other Income (Expense). Total other income (expense) net consists of interest income (expense), net, and other income, net. Net interest expense for the quarter ended March 31, 2000 was $235,000 resulting primarily from interest expense on the line of credit and building loan of $39,000. Net interest expense for the quarter ended March 31, 1999 from interest paid on the building was offset by interest income from invested cash.

     Income Taxes. Tax expense was provided at an effective rate of 38% and 37%, respectively, for the periods ended March 31, 2000 and 1999, respectively, and represented the state and federal tax expected to be due after annualizing income to the fiscal year end.

     Net Income.   Improved operating income caused net income to increase 57.8%
to $3.1 million for the quarter ended March 31, 2000 from $2.0 million for the year-earlier quarter. Net income for the nine months ended March 31, 2000 increased 66.2% to $8.7 million from $5.2 million for the comparable prior year period. Net income as a percentage of sales was 2.6% and 2.5%, respectively for the quarter and nine months ended March 31, 2000 compared to 2.6% for both of the comparable prior year periods.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are results of operations, borrowings under its revolving credit facility, and proceeds from the sales of securities.

     The Company has a line of credit agreement with a bank extending to October 31, 2001 with a borrowing limit to $35.0 million at an interest rate equal to the 30 day LIBOR rate plus a rate varying from 1.50% to 2.00% tied to the Company's debt-to-net worth ratio ranging from .75:1 to 2:1. The borrowing base available under the credit facility is limited to 80% of eligible accounts receivable and 40% of eligible inventory. The outstanding balance on the line of credit was $14.0 million on a borrowing base which exceeded $35 million, leaving $21.0 million available at March 31, 2000.

     On December 1999, the Company purchased a new Memphis distribution center for a purchase price of approximately $7 million of which $6.1 million was allocated to the building and $900,000 was allocated to land. The Company temporarily funded the purchase with borrowings from the line of credit while a traditional real estate loan is being negotiated.

     For the nine months ended March 31, 2000 net cash of $18.6 million was used in operating activities compared to $18.8 million provided by operations for the nine months ended March 31, 1999. Cash used in operations in 2000 was primarily from an increase in inventory. Cash provided by operations in 1999 was primarily from an increase in accounts payable which exceeded the amount needed to fund increases in receivables and inventory.

     Cash used in investing activities of $11.1 million for the nine months ended March 31, 2000 included $4.1 million for capital expenditures and $7.0 million for the land and building purchase. Cash used in investing activities of $1.7 million for the nine months ended March 31, 1999 was for capital expenditures.

     Cash provided by financing activities for the nine months ended March 31, 2000 was $15.1 million, primarily from borrowings on the line of credit. Cash used in financing activities for the nine months ended March 31, 1999 was $4.4 million, primarily from payments on the line of credit.

     The Company's current ratios at March 31, 2000 and at June 30, 1999 were
1.67 and  1.78, respectively.

Year 2000

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

  With the assistance of an outside consultant, the Company formed a Y2K Project Team to oversee the Company's Y2K readiness activities in the information technology (IT) and non-IT areas, assess Y2K risks in connection with third-party relationships and develop contingency plans. The Y2K Project Team conducted a review of the Company's computer systems, including its primary business software, and concluded that such computer systems and software were and are Y2K compliant. The absence of system failures or other Y2K problems in both IT and non-IT areas following January 1, 2000 is consistent with the conclusions of the Y2K Project Team. The Y2K Project Team has the involvement of members of senior management, who have kept the Board of Directors advised as to all developments and progress.

  As of December 31, 1999, the Company had implemented its Y2K plan. To date, the Company has not experienced any material disruptions associated with the Y2K issue in its internal systems or with its products, customers, and vendors. The Company does not expect to experience any material disruptions associated with the Y2K issue in the future. As of March 31, 2000, the Company's costs had not exceeded $100,000 in connection with its Y2K plan.

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

     The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at March 31, 2000:

(In thousands)           2000      2001      2002      2003      Thereafter          Total     Fair Value
                         ----      ----      ----      ----      ----------          -----     ----------
Long-term debt            11        26        29        31         1,587             1,683       1,808
Average interest
   rate (fixed)         9.19%     9.19%     9.19%     9.19%         9.19%             9.19%       9.19%

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

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at March 31, 2000, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.

                    Not applicable

          Item 2.   Changes in Securities.

          During the three months ended March 31, 2000, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

          On February 24, 2000 the Company issued 2,000 shares of its common stock, no par value, to Black Arrow Capital, Inc. in exchange for the transfer to a wholly-owned subsidiary of the Company of substantially all of the assets and liabilities of Black Arrow Capital, Inc. The acquisition transaction was structured to be a tax-free reorganization under Section 368(a)(1)(C) of the Internal Revenue Code.

          Item 3.  Defaults Upon Senior Securities.

                   Not applicable

          Item 4.  Submission of Matters to a Vote of Security-Holders.

                   Not applicable.

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



                                    SCANSOURCE, INC.



                                       /s/    Michael L. Baur
                                    -----------------------------------
                                    MICHAEL L. BAUR
                                    Chief Executive Officer



                                       /s/    Jeffery A. Bryson
                                    -----------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer



Date:  May 12, 2000