Form 10-K405
period 2000-06-30
SCANSOURCE INC
filed 2000-09-26
CIK 918965

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended June 30, 2000.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________ to ___________.

                        Commission File Number: 1-12842


                               SCANSOURCE, INC.
            (Exact name of registrant as specified in its charter)

          South Carolina                                       57-0965380
          (State or other jurisdiction                       (IRS Employer
          of incorporation or organization)               Identification No.)

          6 Logue Court
          Greenville, South Carolina                               29615
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at August 31, 2000 was $324,487,250, as computed by reference to the average bid and asked prices of such stock on such date.

As of June 30, 2000, 5,610,875 shares of the Registrant's Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated by reference into Parts II and IV of this Form 10-K, and portions of the Registrant's Proxy Statement to be furnished in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Products and Markets

     The Company currently markets approximately 16,000 products from over 50 hardware and software vendors from its central warehouse in Memphis, Tennessee to approximately 11,000 reseller customers.

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

Vendors

     The Company's vendors include most of the leading Auto-ID and POS manufacturers, including Axiohm, Cherry Electrical, Cognitive Solutions, Datamax, Epson America, IBM, Intermec, Ithaca Peripherals, Javelin, Metrologic, MicroTouch Systems, MMF Cash Drawer, Monarch Marking Systems, PSC, Sato America, Symbol Technologies and Zebra Technologies. The Company's key telephony vendors include Lucent Technologies, and Intel/Dialogic.

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

Customers

     The Company's reseller customers currently include approximately 11,000 active value-added reseller accounts ("VARs") located in the U.S. and Canada. The largest customer accounted for less than 7% of the total Company's net sales in fiscal 2000. The Company targets two types of reseller customers:

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

Sales and Electronic Commerce

     The Company's sales force is comprised of 64 inside sales representatives located in South Carolina, California, Georgia, Washington, New Jersey and Canada. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several product managers who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and product manager receives comprehensive training with respect to the technical characteristics of each vendor's products. This training is supplemented by quarterly product seminars conducted by vendors' representatives and by weekly meetings among product managers, marketing and sales representatives.

     Increasingly, customers rely upon the Company's electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. Through the Company's website, most customers can gain remote access to the Company's information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain UPS and FedEx package tracking numbers from this site. By the fourth quarter of fiscal 2000 approximately 22% of the Company's sales orders were entered electronically.

Marketing

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

     Pre-Sale Technical Support. Technical support personnel assist the reseller with system configurations as the order is placed. Pre-sale support also includes testing products to ensure their compatibility with other products and applications.

     Post-Sale Technical Support. Technical support personnel also assist sales representatives and customers in diagnosing and solving technical, configuration or compatibility issues which may arise after the sale. Technical support personnel will, if necessary, serve as liaisons or advocates between the manufacturers and the resellers.

     Shipping Options. Product managers and technical support personnel work together to select specific products that are compatible and continually develop "solution kits" or bundles to better meet the reseller's needs. Resellers have come to trust the Company's shipping accuracy and reliability such that many no longer hold their own inventory. Instead, by the fourth quarter of fiscal 2000, approximately 66% of sales orders were drop shipped directly to an end user on behalf of a reseller.

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

 Central Warehouse and Shipping

     The Company's 233,000 square foot warehouse facility, located approximately eight miles from the FedEx hub facility in Memphis, Tennessee, serves all of North America. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of "safety stock" inventory which, in turn, reduces the Company's working capital borrowings; (ii) an increased turnover rate by tighter control over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

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

Employees

     As of August 17, 2000 the Company had 469 employees, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

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

ITEM 2. Properties.

     The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company currently occupies approximately 50,000 square feet of that building for its own use, and the Company leases the remainder of the building to third parties until additional space is required for the Company's needs. The Company owns a 233,000 square foot distribution center in Memphis, Tennessee. The Company's 20,000 square foot warehouse in Toronto, Canada is no longer used, but is leased through January 2003. The Company also leases small sales offices of 5,400 square feet or less in each of Lake Forest, California; Norcross, Georgia; Cranford, New Jersey; Bellingham, Washington; St. Paul, Minnesota; and Vancouver and Toronto, Canada. Management believes the Company's office and warehouse facilities are adequate to support its operations at their current level and for the foreseeable future.

ITEM 3.  Legal Proceedings.

     The Company or its subsidiaries are from time to time parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

ITEM 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

     The information called for by this Item is incorporated herein by reference from the inside back cover page of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

ITEM 6.  Selected Financial Data.

     The information called for by this Item is incorporated herein by reference from page 8 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this Item is incorporated herein by reference from pages 9 through 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The information called for by this Item is incorporated herein by reference from pages 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

ITEM 8.  Financial Statements and Supplementary Data.

     The financial statements listed in Item 14(a)1 of this Form 10-K are incorporated herein by reference from pages 17 through 31 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000. The financial statement schedules listed in Item 14(a)2 of this Form 10-K are included in this report on pages F-1 through F-2.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

     Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 2000 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.  Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

ITEM 11.  Executive Compensation.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

ITEM 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Auditors' Report are incorporated herein by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000:

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 30, 1999 and 2000

       Consolidated Statements of Income for the years ended June 30, 1998, 1999 and 2000

       Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1999 and 2000

       Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1999 and 2000

       Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and Independent Auditors' Report for the years ended June 30, 1998, 1999 and 2000 are presented on Pages F-1 to F-2.

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

September 26, 2000
                                     SCANSOURCE, INC.

                                        By: /s/ MICHAEL L. BAUR
                                           -----------------------
                                        Michael L. Baur
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                            Title                               Date
--------------------------------      -----------------------------       ----------------------------
 /s/ STEVEN H. OWINGS                 Chairman of the Board                    September 26, 2000
--------------------------------
Steven H. Owings

 /s/ MICHAEL L. BAUR                  President, Chief Executive               September 26, 2000
--------------------------------      Officer and Director
Michael L. Baur

 /s/ JEFFERY A. BRYSON                Chief Financial Officer and              September 26, 2000
--------------------------------      Treasurer (principal
Jeffery A. Bryson                     financial and accounting officer)

 /s/ STEVEN R. FISCHER                Director                                 September 26, 2000
--------------------------------
Steven R. Fischer

 /s/ JAMES G. FOODY                   Director                                 September 26, 2000
--------------------------------
James G. Foody

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors
ScanSource, Inc.:

Under date of August 16, 2000, we reported on the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000, which are incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Greenville, South Carolina          /s/KPMG LLP
August 16, 2000

                       SCANSOURCE, INC. AND SUBSIDIARIES

                  Allowance for Doubtful Accounts Receivable

                                (In thousands)


                                           Balance at
                                           Beginning           Amounts                           Balance at
                                               of             Charged to                           End of
Description                                   Year         Bad Debt Expense      Deduction          Year
------------                              -------------  --------------------  --------------  --------------
Allowance for doubtful
 accounts receivable:

 Year ended June 30, 1998                 $      1,227                  1,230            (412)          2,045
                                                 =====                  =====          ======           =====

 Year ended June 30, 1999                 $      2,045                  3,582            (625)          5,002
                                                 =====                  =====          ======           =====


 Year ended June 30, 2000                 $      5,002                  2,983          (2,521)          5,464
                                                 =====                  =====          ======           =====

                               INDEX TO EXHIBITS

 Exhibit
 -------
 Number       Description
 ------       -----------
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

 10.13 1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by Reference to Exhibit
              10.13 to the Registrant's Form 10-K for the fiscal year ended June 30, 1999.)

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

 10.27(b) Loan Modification Agreement dated January 29, 1999 by and between the Registrant and Branch Banking and Trust Company, including Addendum to Promissory Note and Modification, Increase, Renewal and Restatement of Promissory Note.

 10.28 Employment Agreement dated as of July 1, 1999 between the Registrant and Steven H. Owings. (Incorporated by reference to
              Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended September 30, 1999).

 10.29 Employment Agreement dated as of July 1, 1999 between the Registrant and Michael L. Baur. (Incorporated by reference to
              Exhibit 10.29 to the Registrant's Form 10-Q for the quarter ended September 30, 1999).

 10.30 Employment Agreement dated as of July 1, 1999 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to
              Exhibit 10.30 to the Registrant's Form 10-Q for the quarter ended September 30, 1999).

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

 13* Portions of the Registrant's Annual Report to Shareholders for the Fiscal Year Ended June 30, 2000.

 23*          Consent of KPMG LLP

 27*          Financial Data Schedule.

_____________

*  - Filed herewith.