Form 10-Q
period 2000-09-30
SCANSOURCE INC
filed 2000-11-14
CIK 918965

Conformed


                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from _______________ to
    __________________

Commission file number 000-26926


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

                               (864) 288-2432
 -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

As of September 30, 2000, 5,686,926 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                                     INDEX

                                   FORM 10-Q
                               September 30, 2000


PART I.  FINANCIAL INFORMATION                                       Page No.

         Item 1.  Unaudited Consolidated Financial Statements...........  3

                  Unaudited Condensed Consolidated Balance Sheets.......  4
                  Unaudited Condensed Consolidated Income Statements....  5
                  Unaudited Condensed Consolidated Statements of
                    Cash Flows..........................................  6
                  Notes to Unaudited Consolidated Financial Statements..  7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................. 11

         Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk................................................ 14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..................................... 16
         Item 2.  Changes in Securities................................. 16
         Item 3.  Defaults Upon Senior Securities....................... 16
         Item 4.  Submission of Matters to a Vote of Security-Holders... 16
         Item 5.  Other Information..................................... 16
         Item 6.  Exhibits and Reports on Form 8-K...................... 16

SIGNATURES.............................................................. 17

PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Consolidated Financial Statements

                       SCANSOURCE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                             June 30, September 30,
                                               2000       2000
                                             -------- -------------
                                             (Note 1)   (Note 1)

                Assets
                ------
Current assets:
  Cash....................................   $  4,612   $    884
  Receivables, net of allowance of
     $5,464 at June 30, 2000 and
     $6,411 at September 30, 2000.........     66,983     72,962
  Other receivables.......................      3,060      3,139
  Inventories.............................    101,654    137,163
  Prepaid expenses and other assets........       451        735
  Deferred income taxes....................     8,632      9,965
                                             --------   --------

     Total current assets.................    185,392    224,848

Property and equipment, net...............     18,390     19,250
Intangible assets, net....................      1,635      1,588
Other assets..............................        463        441
                                             --------   --------

     Total assets.........................   $205,880   $246,127
                                             ========   ========





      See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES

                                                 June 30, September 30,
                                                   2000       2000
                                                   ----       ----
                                                 (Note 1)   (Note 1)
 Liabilities and Shareholders' Equity
 ------------------------------------

Current liabilities:
  Current portion of long-term debt............  $     26  $    151
  Trade accounts payable.......................    98,627   124,339
  Accrued expenses and other liabilities.......     5,083     5,914
  Income taxes payable.........................     1,112     3,120
                                                 --------  --------

      Total current liabilities................   104,848   133,524

Deferred income taxes..........................        --        24
Long-term debt.................................     1,647     8,866
Revolving line of credit.......................    24,919    24,614
                                                 --------  --------

      Total liabilities........................   131,414   167,028

Shareholders' equity:
Common stock, no par value; 10,000 shares
  authorized, 5,611 and 5,687 shares issued
  and outstanding at June 30, 1999 and
  September 30, 2000, respectively.............    42,140    42,950
Retained earnings..............................    32,326    36,149
                                                 --------  --------
  Total shareholders' equity...................    74,466    79,099
                                                 --------  --------

  Total liabilities and shareholders' equity...  $205,880  $246,127
                                                 ========  ========




      See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                Three Months Ended
                                                   September 30,
                                                  1999      2000
                                                  ----      ----
                                       (In thousands, except per share data)

Net sales.....................................  $113,179  $156,286
Cost of goods sold............................   102,159   139,366
                                                --------  --------

    Gross profit..............................    11,020    16,920

Selling, general and administrative
    expenses..................................     6,681    10,233
Amortization of intangibles...................        34        46
                                                --------  --------
    Total operating expenses..................     6,715    10,279
                                                --------  --------

    Operating income..........................     4,305     6,641

Other income (expense):
    Interest income (expense), net............        98      (475)
    Other income, net.........................         7        --
                                                --------  --------
       Total other income (expense)...........       105      (475)
                                                --------  --------

Income before income taxes....................     4,410     6,166

       Income taxes...........................     1,676     2,343
                                                --------  --------

Net income....................................  $  2,734  $  3,823
                                                ========  ========

Basic EPS

       Net income per share...................  $   0.50  $   0.68
                                                ========  ========

       Weighted average shares outstanding....     5,512     5,648
                                                ========  ========

Diluted EPS

       Net income per share...................  $   0.47  $   0.62
                                                ========  ========

       Weighted average shares outstanding....     5,850     6,139
                                                ========  ========

      See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended
September 30,
                                                          1999          2000
                                                        --------      --------
                                                            (In thousands)
Cash flows from operating activities:
   Net income........................................... $  2,734     $  3,823
       Adjustments to reconcile net income to cash
        used in operating activities:
          Depreciation..................................      351          874
          Amortization of intangible assets.............       34           46
          Deferred taxes................................   (1,546)      (1,309)
          Provision for doubtful accounts...............     (792)        (941)
          Changes in operating assets and liabilities:
            Receivables.................................   (4,994)      (5,038)
            Other receivables...........................      363          (79)
            Inventories.................................  (21,677)     (35,509)
            Prepaid expenses and other assets...........      (96)        (284)
            Accounts payable............................   22,544       25,712
            Accrued expenses and other liabilities......      (16)         831
            Income tax payable..........................     (466)       2,008
            Other noncurrent assets.....................      (35)          23
                                                            -----        -----

    Net cash used in operating activities...............   (3,596)      (9,843)
                                                         --------     --------

  Cash flows used in investing activities-
      Capital expenditures..............................     (540)      (1,734)
                                                         --------     --------

  Cash flows from financing activities:
      Payments on revolving line of credit..............       --         (305)
      Net proceeds from stock option exercises..........      192          810
      (Payments) borrowings on long term debt, net......       (5)       7,344
                                                         --------     --------

    Net cash provided by financing activities...........      187        7,849
                                                         --------     --------

    Decrease in cash....................................   (3,949)      (3,728)

  Cash at beginning of period...........................   15,282        4,612
                                                         --------     --------

Cash at end of period................................... $ 11,333     $    884
                                                         ========     ========

See notes to unaudited condensed consolidated financial statements

                       SCANSOURCE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(1)  Basis of Presentation

  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's June 30, 2000 annual report on Form 10-K. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

  Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

  The condensed consolidated balance sheet for June 30, 2000 has been derived from the audited consolidated balance sheet for that date.

(2)  Significant Accounting Policies

  Consolidation Policy - The consolidated financial statements include the accounts of ScanSource, Inc. and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  Minority Interest - Beginning in April 2000, the Company invested approximately $1 million for a majority interest in a newly formed subsidiary to perform e-logistics. The minority shareholders share of income since the acquisition has been insignificant. Accordingly, no amounts have been recognized for minority interests in the accompanying consolidated balance sheets or statements of operations.

  Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition - Revenues are recognized for the sale of products upon shipment.

  Sales of products are primarily recorded on a gross basis with a separate display of cost of goods sold to arrive at gross profit. In addition, the Company currently has arrangements in which it

                       SCANSOURCE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer who retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales.

  Inventories - Inventories (consisting of automatic data capture, point-of-sale, business phone and computer telephony equipment) are stated at the lower of cost (first-in, first-out method) or market.

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

   The reconciliation of basic and diluted income per share is as follows:

                                            Per Share
                                              Income     Shares    Amount
                                            ----------  ---------  ------
Three months ended September 30, 2000:
  Basic income per share                    $3,823,000  5,648,000   $0.68
                                                                    =====
  Effect of dilutive stock options                  --    491,000
                                            ----------  ---------
  Diluted income per share                  $3,823,000  6,139,000   $0.62
                                            ==========  =========   =====

Three months ended September 30, 1999:
  Basic income per share                    $2,734,000  5,512,000   $0.50
                                                                    =====
  Effect of dilutive stock options                  --    338,000
                                            ----------  ---------
  Diluted income per share                  $2,734,000  5,850,000   $0.47
                                            ==========  =========   =====

(3)  Revolving Credit Facility

  On November 10, 2000, the Company amended and restated the line of credit agreement with its bank, effective as of September 30, 2000 and extending to September 2002, with a borrowing limit of the lesser of (i) $50 million or
  (ii) the total of 85% of eligible accounts receivable plus 50% of eligible inventory. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.25% to 2.50% tied to the Company's debt-to-net worth ratio ranging from 0.75:1 to 2.75:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio.
  The effective interest rate at September 30, 2000 was 8.63% and the outstanding balance on the

                       SCANSOURCE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  line of credit was $24.6 million on a borrowing base, which exceeded $50 million, leaving $25.4 million available at September 30, 2000. The Company was in compliance with the various covenants at September 30, 2000.

(4)  Long-term Debt

  The Company has a nonrecourse loan in the amount of $1,719,000 related to the purchase of its Greenville office building. The loan has a fixed interest rate of 9.19%, is due in November 2006, and is collateralized by the land and building acquired.

  In August 2000, the Company closed a real estate loan in the amount of $7,350,000, at the 30 day LIBOR rate of interest plus a rate varying from 1.40% to 2.65% tied to the Company's debt to net worth ratio ranging from 0.75:1 to 2.75:1. The loan is due September 2005 and is collateralized by the Memphis distribution center land and building. The agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The Company was in compliance with the various covenants at September 30, 2000.

(5)  Segment Information

  The Company sells only in the United States and Canada. Its sales to Canada were $4,669,000 and $4,695,000 for the quarters ended September 30, 1999 and 2000, respectively.

  The Company operates in two reportable segments: value-added distribution and a web-based order fulfillment unit called ChannelMax.

  The first reportable segment, value-added distribution, offers approximately 16,000 products for sale in two primary categories: i) automatic data capture and point-of-sale equipment sold by the ScanSource sales team and ii) business telephones and computer/phone convergence products sold by the Catalyst Telecom sales team. These products are sold to more than 11,000 resellers and integrators of technology products, who are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers, no single account represented more than 3% and 4% of total Company sales in the first quarter of 1999 and 2000, respectively.

  The second reportable segment is the e-logistics unit which provides real-time inventory availability and web catalog, order entry, order tracking and logistics for customers in the bar code and business telephone markets. This unit serves less than 15 customers, the largest of whom accounted for 7% and 2% of total Company sales in the first quarter of 1999 and 2000, respectively. Sales by this unit include some programs that meet gross revenue recognition criteria and others that require net revenue recognition.

                       SCANSOURCE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  Operating results for each business unit are summarized below with historical data for 1999 restated to conform to the new organization structure:

  For the three months ended September 30, 1999 and 2000:

    Net sales                                              1999                         2000
                                                   ------------                 ------------
      Value-added distribution                     $103,587,000        92%      $137,673,000         88%
      E-logistics                                     9,592,000         8%        18,613,000         12%
                                                   ------------       ---       ------------       ----
                                                   $113,179,000       100%      $156,286,000        100%
                                                   ============       ===       ============       ====

Operating income
      Value-added distribution                     $ 10,253,000       9.9%      $ 15,524,000       11.3%
      E-logistics                                       767,000       8.0%         1,396,000        7.5%
                                                   ------------                 ------------
                  Gross profit                       11,020,000       9.7%        16,920,000       10.8%

      Corporate operating and distribution
            center expenses                           6,715,000                   10,279,000
                                                   ------------                 ------------
                  Operating income                 $  4,305,000                 $  6,641,000
                                                   ============                 ============

Assets
      Value-added distribution                     $101,955,000                 $187,724,000
      E-logistics                                    18,564,000                   22,401,000
      Corporate cash and other assets                30,201,000                   36,002,000
                                                   ------------                 ------------
                                                   $150,720,000                 $246,127,000
                                                   ============                 ============

               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

     Net Sales. Net sales for the quarter ended September 30, 2000 increased 38.1% to $156.3 million from $113.2 million for the comparable prior year quarter. The Company is organized in two business units. Sales through value-added distribution increased 32.9% to $137.7 million for the quarter ended September 30, 2000 from $103.6 million for the comparable prior year quarter. E-logistics sales increased 94.0% to $18.6 million for the quarter ended September 30, 2000 from $9.6 million for the comparable prior year quarter. Canada sales have been less than 5.0% of total Company sales in each quarter presented. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     Gross Profit. Gross profit for the quarter ended September 30, 2000 increased 53.5% to $16.9 million from $11.0 million for the comparable prior year quarter. Gross profit as a percentage of sales was 10.8% for the quarter ended September 30, 2000, compared to 9.7% for the comparable prior year period. Gross margins from value-added distribution were 11.3% and 9.9% for each of the quarters ended September 30, 2000 and 1999, respectively. The increase in gross profit as a percentage of sales is the result of a change in the mix of sales to higher-margin products. Gross margins for e-logistics were 7.5% and 8.0% for each of the quarters ended September 30, 2000 and 1999, respectively. The decrease in margins for 2000 was caused by a change in the mix of customers and to changes in some programs provided to customers in 1999.

     Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended September 30, 2000 increased 53.1% to $10.3 million compared to $6.7 million for the comparable prior year period. Operating expenses as a percentage of sales were 6.6% for the quarter ended September 30, 2000, compared to 5.9% for the comparable prior year period. Generally, higher gross margin sales require the Company to provide greater levels of customer consultation and service causing a corresponding increase in operating expenses. The general and administrative portion of operating expenses also increased as a percentage of sales due to a new marketing initiative begun by the Company.

     Operating Income. Operating income for the quarter ended September 30, 2000 increased 54.3% to $6.6 million from $4.3 million for the same period in 1999, driven by the improvement in gross profit as described above. Operating income as a percentage of sales was 4.2% for the quarter ended September 30, 2000, compared to 3.8% for the comparable prior year period.

     Other Income (Expense). Total other income (expense) net consists of interest income (expense), net, and other income, net. Interest expense for the quarter ended September 30, 2000 was $475,000 resulting primarily from interest expense on the revolving line of credit and long term debt. Interest income for the quarter ended September 30, 1999 was $98,000 resulting primarily frominterest income of $136,000 from invested cash offset by interest paid on long term debt of $38,000.

               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     Income Taxes. Tax expense was provided at an effective rate of 38% for both periods presented, and represents the state and federal tax expected to be due after annualizing income to the fiscal year end.

     Net Income.   Improved operating income caused net income to increase 39.8%
to $3.8 million for the quarter ended September 30, 2000 from $2.7 million for the comparable prior year quarter. Net income as a percentage of sales was 2.4% for both quarters ended September 30, 2000 and 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are results of operations, borrowings under its revolving credit facility, and proceeds from the sales of securities.

     In August 2000, the Company closed a real estate loan in the amount of $7,350,000, at the 30 day LIBOR rate of interest plus a rate varying from 1.40% to 2.65% tied to the Company's debt to net worth ratio ranging from 0.75:1 to 2.75:1. The loan is due September 2005 and is collateralized by the Memphis distribution center land and building. The agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The Company was in compliance with the various covenants at September 30, 2000.

     On November 10, 2000, the Company amended and restated the line of credit agreement with its bank, effective September 30, 2000 and extending to September 2002 with a borrowing limit of $50.0 million, based upon 85% of eligible accounts receivable and 50% of eligible inventory at the 30 day LIBOR rate of interest plus a rate varying from 1.25% to 2.50% tied to the Company's debt-to-net worth ratio ranging from 0.75:1 to 2.75:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The borrowing base available under the credit facility is limited to 85% of eligible accounts receivable and 50% of eligible inventory. The agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at September 30, 2000 was 8.63% and the outstanding balance on the line of credit was $24.6 million on a borrowing base, which exceeded $50 million, leaving $25.4 million available at September 30, 2000. The Company was in compliance with the various covenants at September 30, 2000.

     For the quarter ended September 30, 2000 net cash of $9.8 million was used in operating activities compared to $3.6 million used in operations for the quarter ended September 30, 1999. Cash in both periods was primarily used to fund increases in inventory and accounts receivable partially offset by increases in accounts payable.

     Cash used in investing activities of $1.7 million and $500,000 for the quarters ended September 30, 2000 and 1999, respectively, was for capital expenditures.

               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     Cash provided by financing activities for the quarter ended September 30, 2000 was $7.8 million, which included borrowings on a real estate loan of $7.3 million, proceeds from stock option exercises of $800,000, offset by payments on the revolving line of credit of $300,000. Cash used in financing activities for the quarter ended September 30, 1999 was $187,000, primarily from proceeds from stock option exercises.

     The Company believes that cash flows from operations, its bank revolving credit facility and vendor financing will be sufficient to meet its forecasted cash requirements for at least the next year.

               Item 3. Quantitative and Qualitative Disclosures
                       About Market Risk

     The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its selective use of bank debt as well as transacting in Canadian currency in connection with its Canadian operations.

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust its interest rate risk profile.

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

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 30, 2000, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Forward Looking Statements

     Certain of the statements contained in this report to shareholders as well as in the Company's other filings with the Securities and Exchange Commission that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new products markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operating results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in other reports and documents filed by the Company with the Company with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.

                 Not applicable

          Item 2.  Changes in Securities.

                 Not applicable

          Item 3.  Defaults Upon Senior Securities.

                 Not applicable

          Item 4.  Submission of Matters to a Vote of Security Holders.

                 Not applicable.

          Item 5.  Other information.

                 Not applicable.

          Item 6.  Exhibits and Reports on Form 8-K.

                   (a)  Exhibits

                        Exhibit 10.1 Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000 by and among ScanSource, Inc., Branch Bank & Trust Company of South Carolina, and 4100 Quest, LLC.

                        Exhibit 10.2 Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 quest L.L.C., and ScanSource, Inc.

                        Exhibit 27     Financial Data Schedule

                   (b)  Reports on Form 8-K

                        A report was filed on October 23, 2000 regarding a change in independent accountants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SCANSOURCE, INC.



                                    /s/   Michael L. Baur
                                    -----------------------------------------
                                    MICHAEL L. BAUR
                                    Chief Executive Officer



                                    /s/   Jeffery A. Bryson
                                    -----------------------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer



Date:  November 13, 2000