Form 10-Q
period 2000-12-31
SCANSOURCE INC
filed 2001-02-13
CIK 918965

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
     ____________________

Commission File Number:  000-26926

                               SCANSOURCE, INC.
            (Exact name of registrant as specified in its charter)

             SOUTH CAROLINA                             57-0965380
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

  6 Logue Court, Greenville, South Carolina                29615
   (Address of principal executive offices)             (Zip Code)

                                (864) 288-2432
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ____
    -----

As of December 31, 2000, 5,700,189 shares of the registrant's common stock, no par value, were outstanding.

                               SCANSOURCE, INC.

                              INDEX TO FORM 10-Q
                               December 31, 2000

PART I.       FINANCIAL INFORMATION                                                          Page No.
                                                                                             --------
              Item 1.      Financial Statements

                  Unaudited Consolidated Financial Statements................................    3
                  Unaudited Condensed Consolidated Balance Sheets............................    3
                  Unaudited Condensed Consolidated Income Statements.........................    5
                  Unaudited Condensed Consolidated Statements of Cash Flows..................    6
                  Notes to Unaudited Condensed Consolidated Financial Statements.............    7
              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations...........................   11
              Item 3.      Quantitative and Qualitative Disclosures About Market
                                    Risk.....................................................   14

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings.................................................   15
              Item 2.      Changes in Securities and Use of Proceeds.........................   15
              Item 3.      Defaults Upon Senior Securities...................................   15
              Item 4.      Submission of Matters to a Vote of Security Holders...............   15
              Item 5.      Other Information.................................................   15
              Item 6.      Exhibits and Reports on Form 8-K..................................   15

SIGNATURES ..................................................................................   16

                             Cautionary Statements

     Certain of the statements contained in this Form 10Q, as well as in the Company's other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new product markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operating results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in this Form 10Q, including, without limitation, the factors set forth in Exhibit 99.1 hereto, and in other reports and documents filed by the Company with the Securities and Exchange Commission.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                           Assets         June 30, 2000 (1)  December 31, 2000
                           ------         -----------------  -----------------

Current Assets:
    Cash                                           $  4,612           $  1,127
    Receivables, net of allowance of
         $5,464 at June 30, 2000 and
         $6,618 at December 31, 2000                 66,983             64,675
    Other receivables                                 3,060              1,741
    Inventories                                     101,654            128,682
    Prepaid expenses and other assets                   451              3,496
    Deferred income taxes                             8,632             10,231
                                                   --------           --------

         Total current assets                       185,392            209,952
                                                   --------           --------

Property and equipment, net                          18,390             19,412
Intangible assets, net                                1,635              1,542
Other assets                                            463                435
                                                   --------           --------

         Total assets                              $205,880           $231,341
                                                   ========           ========


(1)      Derived from audited financial statements at June 30, 2000.

See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

    Liabilities and Shareholders' Equity          June 30, 2000 (1)      December 31, 2000
    ------------------------------------          -----------------      -----------------
Current Liabilities:
    Current portion of long-term debt             $              26      $             168
    Trade accounts payable                                   98,627                103,934
    Accrued expenses and other liabilities                    6,195                  5,782
                                                  -----------------      -----------------

         Total current liabilities                          104,848                109,884

Deferred income taxes                                          ----                     54
Long-term debt                                                1,647                  8,774
Revolving line of credit                                     24,919                 29,202
                                                  -----------------      -----------------

         Total liabilities                                  131,414                147,914
                                                  -----------------      -----------------

Shareholders' equity:
Common stock, no par value; 10,000 shares
    authorized, 5,611 and 5,700 shares issued
    and outstanding at June 30, 2000 and
    December 31, 2000, respectively                          42,140                 43,345
Retained earnings                                            32,326                 40,082
                                                  -----------------      -----------------

         Total shareholders' equity                          74,466                 83,427
                                                  -----------------      -----------------

         Total liabilities and shareholders'
           equity                                 $         205,880      $         231,341
                                                  =================      =================

(1)    Derived from audited financial statements at June 30, 2000.


See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)

                                                          Quarter ended                Six months ended
                                                           December 31                   December 31
                                                         1999           2000           1999           2000
                                                       --------       --------       --------       --------

Net sales                                              $113,922       $146,187       $227,101       $302,473
Cost of goods sold                                      100,707        128,918        202,866        268,284
                                                       --------       --------       --------       --------

     Gross profit                                        13,215         17,269         24,235         34,189
                                                       --------       --------       --------       --------

Selling, general and administrative
 expenses                                                 8,411         10,436         15,092         20,669
Amortization of intangibles                                  34             46             67             92
                                                       --------       --------       --------       --------
     Total operating expenses                             8,445         10,482         15,159         20,761
                                                       --------       --------       --------       --------

     Operating income                                     4,770          6,787          9,076         13,428
                                                       --------       --------       --------       --------

Other income (expense):
 Interest (expense), net                                   (144)          (483)           (48)          (958)
 Other income, net                                            6             40             14             40
                                                       --------       --------       --------       --------
     Net other (expense)                                   (138)          (443)           (34)          (918)
                                                       --------       --------       --------       --------

Income before income taxes                                4,632          6,344          9,042         12,510

     Income tax provision                                 1,760          2,411          3,436          4,754
                                                       --------       --------       --------       --------

Net income                                             $  2,872       $  3,933       $  5,606       $  7,756
                                                       ========       ========       ========       ========

Basic EPS

     Net income per share                                 $0.52          $0.69          $1.02          $1.37
                                                       ========       ========       ========       ========

     Weighted average shares
       outstanding                                        5,531          5,693          5,521          5,671
                                                       ========       ========       ========       ========

Diluted EPS

     Net income per share                                 $0.48          $0.64          $0.95          $1.26
                                                       ========       ========       ========       ========

     Weighted average shares
       outstanding                                        5,994          6,154          5,922          6,146
                                                       ========       ========       ========       ========


See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                       December 31
                                                                               1999                     2000
                                                                               ----                     ----
                                                                                      (In thousands)
Cash flows from operating activities:
    Net income                                                               $   5,606                $   7,756
         Adjustments to reconcile net income to cash
              used in operating activities:
              Depreciation                                                         935                    1,940
              Amortization of intangible assets                                     67                       92
              Deferred income tax provision                                     (2,691)                  (1,545)
              Provision for doubtful accounts                                   (2,590)                  (1,124)
              Changes in operating assets and liabilities:
                 Receivables                                                     2,341                    3,432
                 Other receivables                                                (141)                   1,319
                 Inventories                                                   (36,353)                 (27,028)
                 Prepaid expenses and other assets                                 (84)                  (3,045)
                 Accounts payable                                                3,237                    5,307
                 Accrued expenses and other liabilities                          1,050                      699
                 Income tax payable                                                (61)                  (1,112)
                 Other noncurrent assets                                             2                       29
                                                                             ---------                ---------

         Net cash used in operating activities                                 (28,682)                 (13,280)
                                                                             ---------                ---------

Cash flows used in investing activities:
    Capital expenditures                                                        (1,671)                  (2,962)
    Purchase of building                                                        (6,990)                    ----
                                                                             ---------                ---------

         Net cash used in investing activities                                  (8,661)                  (2,962)
                                                                             ---------                ---------

Cash flows from financing activities:
    Net borrowings on revolving line of credit                                  22,168                    7,269
    Net proceeds from stock option exercises                                       610                    1,205
    (Payments) borrowings on long term debt, net                                   (11)                   4,283
                                                                             ---------                ---------

         Net cash provided by financing activities                              22,767                   12,757
                                                                             ---------                ---------

Decrease in cash                                                               (14,576)                  (3,485)

Cash at beginning of period                                                     15,282                    4,612
                                                                             ---------                ---------

Cash at end of period                                                        $     706                $   1,127
                                                                             =========                =========

See notes to unaudited condensed consolidated financial statements

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

     Sales of products are primarily recorded on a gross basis with a separate display of cost of goods sold to arrive at gross profit. In addition, the Company currently has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer who retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

     The reconciliation of basic and diluted income per share is as follows:

                                                                                  Per Share
                                                      Income        Shares         Amount
                                                      ------        ------        ---------
                                                         (in thousands)
       Three months ended December 31, 2000:
            Basic income per share                    $3,933        5,693         $   0.69
                                                                                  ========
            Effect of dilutive stock options                          461
                                                      ------        -----
            Diluted income per share                  $3,933        6,154         $   0.64
                                                      ======        =====         ========

       Three months ended December 31, 1999:
            Basic income per share                    $2,872        5,531         $   0.52
                                                                                  ========
            Effect of dilutive stock options                          463
                                                      ------        -----
            Diluted income per share                  $2,872        5,994         $   0.48
                                                      ======        =====         ========

       Six months ended December 31, 2000:
            Basic income per share                    $7,756        5,671          $  1.37
                                                                                   =======
            Effect of dilutive stock options          ------          475
            Diluted income per share                  $7,756        6,146          $  1.26
                                                      ======        =====          =======

       Six months ended December 31, 1999:            ------
            Basic income per share                    $5,606        5,521          $  1.02
                                                      ======                       =======
            Effect of dilutive stock options                          401
                                                      ------        -----
            Diluted income per share                  $5,606        5,922          $  0.95
                                                      ======        =====          =======

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(3)  Revolving Credit Facility

     In November 2000, the Company amended and restated the revolving credit facility with its bank, extending the facility to September 2002, with a borrowing limit of the lesser of (i) $50 million or (ii) the total of 85% of eligible accounts receivable plus 50% of eligible inventory. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.25% to 2.50% tied to the Company's debt-to-net worth ratio ranging from 0.75:1 to 2.75:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at December 31, 2000 was 8.62% and the outstanding balance was $29.2 million on a borrowing base that exceeded $50 million, leaving $20.8 million available for additional borrowings at December 31, 2000. The Company was in compliance with the various covenants at December 31, 2000.

(4)  Long-term Debt

     The Company has a non-recourse loan in the amount of $1,719,000 related to the purchase of its Greenville office building. The loan has a fixed interest rate of 9.19%, is due in November 2006, and is collateralized by the land and building acquired.

     In August 2000, the Company closed a separate real estate loan in the amount of $7,350,000, at the 30 day LIBOR rate of interest plus a rate varying from 1.40% to 2.65% tied to the Company's debt to net worth ratio ranging from 0.75:1 to 2.75:1. The loan is due September 2005 and is collateralized by the Company's Memphis distribution center land and building. The loan agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at December 31, 2000 was 8.78%. The Company was in compliance with the various covenants at December 31, 2000.

(5)  Segment Information

     The Company sells only in the United States and Canada. Its sales to Canada were $5,198,000 and $3,595,000 for the quarters ended December 31, 1999 and 2000, respectively. Its sales to Canada were $9,867,000 and $8,325,000 for the six months ended December 31, 1999 and 2000, respectively.

     The Company operates in two reportable segments: value-added distribution and its e-logistics unit that operates under the name ChannelMax.

     The first reportable segment, value-added distribution, offers approximately 18,000 products for sale in two primary categories: i) automatic data capture and point-of-sale equipment sold by the ScanSource sales team and
ii) business telephones and computer/phone convergence products sold by the Catalyst Telecom sales team. These products are sold to more than 11,000 resellers and

                      SCANSOURSE, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

integrators of technology products, that are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers, no single account represented more than 3% and 4% of total Company sales in the second quarter of 1999 and 2000, respectively.

     The second reportable segment is the e-logistics unit, which provides real-time inventory availability and web catalog, order entry, order tracking and logistics for customers in the bar code and business telephone markets. This unit serves fewer than 15 customers, the largest of whom accounted for 7% and 4% of total Company sales in the second quarter of 1999 and 2000, respectively. Sales by this unit include some programs that are accounted for on a gross revenue recognition basis and others that are accounted for on a net revenue recognition basis (see note 2).

     Operating results for each business unit are summarized below with historical data for 1999 restated to conform to the current organization structure:

                                                 (In thousands, except percentages)
                                     Three months ended                    Six months ended
                                        December 31                           December 31
                                  1999             2000             1999                2000
                                --------         --------         --------           --------
Net Sales
  Value-added distribution      $103,640    91%  $127,670    87%  $207,227    91%    $265,343     88%
  E-logistics                     10,282     9%    18,517    13%    19,874     9%      37,130     12%
                                --------  ----   --------  ----   --------  ----     --------  -----
                                $113,922   100%  $146,187   100%  $227,101   100%    $302,473    100%
                                ========  ====   ========  ====   ========  ====     ========  =====
Operating income
  Value-added distribution      $ 12,024  11.6%  $ 15,598  12.2%  $ 22,277  10.8%    $ 31,122   11.7%
  E-logistics                      1,191  11.6%     1,671   9.0%     1,958  10.6%       3,067    8.3%
                                --------  ----   --------  ----   --------  ----     --------  -----
    Gross Profit                $ 13,215  11.6%  $ 17,269  11.8%  $ 24,235  10.7%    $ 34,189   11.3%

  Corporate operating and
  distribution center expenses     8,445           10,482           15,159             20,761
                                --------         --------         --------           --------
    Operating income            $  4,770         $  6,787         $  9,076           $ 13,428
                                ========         ========         ========           ========

Capital expenditures
  E-logistics                   $  7,790         $    682         $  7,790           $  1,326
  Corporate                          331              546              871              1,636
                                --------         --------         --------           --------
                                $  8,121         $  1,228         $  8,661           $  2,962
                                ========         ========         ========           ========
Depreciation and amortization
  E-logistics                   $     56         $    190         $     56           $    409
  Corporate                          562              922              946              1,623
                                --------         --------         --------           --------
                                $    618         $  1,112         $  1,002           $  2,032
                                ========         ========         ========           ========

                                                                  June 30, 2000      December 31, 2000
                                                                  -------------      -----------------
Assets
  Value-added distribution                                        $      148,778     $       180,973
  E-logistics                                                             29,061              22,169
  Corporate                                                               28,041              28,199
                                                                  --------------     ---------------
                                                                  $      205,880     $       231,341
                                                                  ==============     ===============

Item 2. Management's Discussion and Analysis

Results of Operations

     Net Sales. Net sales for the quarter ended December 31, 2000 increased 28.3% to $146.2 million from $113.9 million for the comparable prior year quarter. Net sales increased 33.2% to $302.5 million for the six months ended December 31, 2000 from $227.1 million for the comparable prior year period. The Company is organized in two business units. Sales through value-added distribution increased 23.2% to $127.7 million for the quarter ended December 31, 2000 from $103.6 million for the comparable prior year quarter. E-logistics sales increased 80.1% to $18.5 million for the quarter ended December 31, 2000 from $10.3 million for the comparable prior year quarter. Canada sales were less than 5% and 3% of total Company sales in the quarter ended December 31, 1999 and 2000, respectively. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     Gross Profit. Gross profit for the quarter ended December 31, 2000 increased 30.7% to $17.3 million from $13.2 million for the comparable prior year quarter. Gross profit increased 41.1% to $34.2 million for the six months ended December 31, 2000 from $24.2 million for the comparable prior year period. Gross profit as a percentage of sales was 11.8% and 11.3%, respectively, for the quarter and six months ended December 31, 2000, compared to 11.6% and 10.7%, respectively, for the comparable prior year periods. Gross margins from value-added distribution were 12.2% and 11.6% for each of the quarters ended December 31, 2000 and 1999, respectively. The increase in gross profit as a percentage of sales is the result of a change in the mix of sales to smaller orders and higher margin products. Gross margins for e-logistics were 9.0% and 11.6% for each of the quarters ended December 31, 2000 and 1999, respectively. The decrease in margins for 2000 was caused by a change in the mix of customers and changes in some programs provided to customers in 2000.

     Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended December 31, 2000 increased 24.1% to $10.5 million compared to $8.4 million for the comparable prior year period. Operating expenses for the six months ended December 31, 2000 increased 37.0% to $20.8 million from $15.2 million for the comparable prior year period. Operating expenses as a percentage of sales were 7.2% and 6.9% , respectively, for the quarter and six months ended December 31, 2000, compared to 7.4% and 6.7%, respectively, for the comparable prior year periods. Generally, higher gross margin sales require the Company to provide greater levels of customer consultation and service causing a corresponding increase in operating expenses. For the 2000 quarter the general and administrative portion of operating expenses also decreased as a percentage of sales due to reductions from greater economies of scale.

Item 2. Management's Discussion and Analysis

     Operating Income. Operating income for the quarter ended December 31, 2000 increased 42.3% to $6.8 million from $4.8 million for the same period in 1999, driven by the improvement in gross profit as described above. Operating income increased 48.0% to $13.4 million for the six months ended December 31, 2000 from $9.1 million for the comparable prior period. Operating income as a percentage of sales was 4.6% and 4.4%, respectively, for the quarter and six months ended December 31, 2000, compared to 4.2% and 4.0%, respectively, for the comparable prior year periods.

     Other Income (Expense). Total other income (expense), net, consists of interest income (expense), net, and other income, net. Net interest expense for the quarter ended December 31, 2000 was $483,000 resulting primarily from interest expense on the revolving credit facility and long term debt of $756,000 offset by interest income of $273,000 for interest charged to customers. Net interest expense for the quarter ended December 31, 1999 was $144,000 resulting primarily from interest expense on the revolving credit facility and building loan of $180,000 offset by interest income of $36,000 earned from invested cash.

     Income Taxes. Income tax expense was provided at an effective rate of 38% for both the quarterly and six month periods, and represents the state and federal tax expected to be due after annualizing income to the fiscal year end.

     Net Income. Improved operating income caused net income to increase 36.9% to $3.9 million for the quarter ended December 31, 2000 from $2.9 million for the comparable prior year quarter. Net income for the six months ended December 31, 2000 increased 38.4% to $7.8 million from $5.6 million for the comparable year period. Net income as a percentage of sales was 2.7% and 2.6%, respectively, for the quarter and six months ended December 31, 2000 compared to 2.5% for both of the comparable prior year periods.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations, borrowings under its revolving credit facility, and proceeds from the sales of securities.

     In August 2000, the Company closed a real estate loan in the amount of $7,350,000, at the 30 day LIBOR rate of interest plus a rate varying from 1.40% to 2.65% tied to the Company's debt to net worth ratio ranging from 0.75:1 to 2.75:1. The loan is due September 2005 and is collateralized by the Company's Memphis distribution center land and building. The loan agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The Company was in compliance with the various covenants at December 31, 2000.

Item 2. Management's Discussion and Analysis

     In November 2000, the Company amended and restated the revolving credit facility with its bank, extending the facility to September 2002 with a borrowing limit of the lesser of (i) $50.0 million or (ii) the total of 85% of eligible accounts receivable plus 50% of eligible inventory. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.25% to 2.50% tied to the Company's debt-to-net worth ratio ranging from 0.75:1 to 2.75:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at December 31, 2000 was 8.62% and the outstanding balance was $29.2 million on a borrowing base that exceeded $50 million, leaving $20.8 million available for additional borrowings at December 31, 2000. The Company was in compliance with the various covenants at December 31, 2000.

     For the six months ended December 31, 2000 net cash of $13.3 million was used in operating activities compared to $28.7 million used in operations for the six months ended December 31, 1999. Cash in both periods was primarily used to fund increases in inventory to meet increasing sales demands, partially offset by decreases in accounts receivable and increases in accounts payable.

     Cash used in investing activities of $3.0 million for the six months ended December 31, 2000 was for capital expenditures. Cash used in investing activities of $8.7 million for the six months ended December 31, 1999 included $1.7 million for capital expenditures and $7.0 million for the purchase of the Memphis distribution center.

     Cash provided by financing activities for the quarter ended December 31, 2000 was $12.8 million, which included net borrowings on the revolving line of credit of $7.3 million, borrowings from the August 2000 real estate loan of $4.3 million, and proceeds from stock option exercises of $1.2 million. Cash provided by financing activities for the quarter ended December 31, 1999 was $22.8 million, which included net borrowings on the revolving credit facility of $22.2 million and proceeds from stock option exercises of $610,000.

     The Company believes that cash flows from operations and its bank revolving credit facility will be sufficient to meet its forecasted cash requirements for at least the next year.

Item 3: Quantitative and Qualitative Disclosures

     The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its selective use of bank debt as well as transacting business in Canadian currency in connection with its Canadian operations.

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations, and a portion of its long term debt. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust its interest rate risk profile. A change of one percent in the interest rate under the revolving credit facility and long term debt would have caused a change in interest expense of approximately $24,000 for the six months ended December 31, 1999 and approximately $88,000 for the six months ended December 31, 2000.

     The Company is exposed to changes in foreign exchange rates in connection with its Canadian operations. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to support its Canadian operations. The amount of the Company's cash deposits denominated in Canadian currency has not been, and is not expected to be, material. Furthermore, the Company has no capital expenditure or other purchase commitments denominated in foreign currency. The Company does not utilize forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company's foreign exchange rate risk profile. The Company does not enter into foreign currency transactions for speculative purposes. A change of 10% in the foreign exchange rates for Canadian dollars would have cost the Company less than $20,000 for the six months ended December 31, 2000.

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 2000, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable

Item 2.  Changes in Securities.  Not applicable

Item 3.  Defaults Upon Senior Securities.  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company's annual meeting of shareholders was held on December 7, 2000.
         (b) The four directors listed in subsection (c) below were selected at the meeting. The Company has no other directors whose term of office continued after the meeting.
         (c)  (i)  Election of Directors

                              Number of Shares
                              ----------------

           Nominees                 For             Withheld
           --------                 ---             --------
         Michael L. Baur         4,744,068           11,770
         Steven H. Owings        4,744,068           11,770
         Steven R. Fischer       4,745,818           10,020
         James G. Foody          4,745,818           10,020

              (ii) Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2001

                                        Number of Shares
                                        ----------------

                         For                4,747,706
                         Against                2,019
                         Abstain                6,113

Item 5.  Other information.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

        Exhibit 99.1. Cautionary Statements (pursuant to safe harbor under the Private Securities Litigation Reform Act of 1995).

(b)     Reports on Form 8-K

        None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCANSOURCE, INC.



                                    /s/ Michael L. Baur
                                    ---------------------------
                                    MICHAEL L. BAUR
                                    Chief Executive Officer



                                    /s/ Jeffery A. Bryson
                                    ---------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer


Date:  February 9, 2001