Form 10-Q
period 2001-03-31
SCANSOURCE INC
filed 2001-05-15
CIK 918965

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ___________________ to
    ____________________

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

Yes   X      No ____
    -----

As of March 31, 2001, 5,706,467 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                               INDEX TO FORM 10-Q
                                 March 31, 2001

PART I. FINANCIAL INFORMATION                                                     Page No.
                                                                                  --------
        Item 1.  Financial Statements:
                 Unaudited Condensed Consolidated Balance Sheets...............      3
                 Unaudited Condensed Consolidated Income Statements............      5
                 Unaudited Condensed Consolidated Statements of Cash Flows.....      6
                 Notes to Unaudited Condensed Consolidated Financial
                   Statements..................................................      7
        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................     11
        Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     14

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings.............................................     15
        Item 2.  Changes in Securities and Use of Proceeds.....................     15
        Item 3.  Defaults Upon Senior Securities...............................     15
        Item 4.  Submission of Matters to a Vote of Security Holders...........     15
        Item 5.  Other Information.............................................     15
        Item 6.  Exhibits and Reports on Form 8-K..............................     15

SIGNATURES.....................................................................     16

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

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       SCANSOURCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

Assets                                                   June 30, 2000 (1)      March 31, 2001
------                                                   -----------------      --------------

Current Assets:
  Cash                                                        $  4,612                   460
  Trade receivables, net of allowance of $5,464 at
    June 30, 2000 and $6,704 at March 31, 2001                  66,983                79,876
  Other receivables                                              3,060                 1,558
  Inventories                                                  101,654               143,037
  Prepaid expenses and other assets                                451                 3,131
  Deferred income taxes                                          8,632                 9,037
                                                              --------              --------

            Total current assets                               185,392               237,099
                                                              --------              --------

Property and equipment, net                                     18,390                20,682
Intangible assets, net                                           1,635                 1,510
Other assets                                                       463                   558
                                                              --------              --------

            Total assets                                      $205,880              $259,849
                                                              ========              ========

(1)  Derived from audited financial statements at June 30, 2000.



      See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)




        Liabilities and Shareholders' Equity               June 30, 2000 (1)  March 31, 2001
        ------------------------------------               -----------------  --------------
Current Liabilities:
     Current portion of long-term debt                          $     26         $    168
     Trade accounts payable                                       98,627          136,284
     Accrued expenses and other liabilities                        6,195            7,925
                                                                --------         --------

          Total current liabilities                              104,848          144,377

Deferred income taxes                                                  -               81
Long-term debt                                                     1,647            8,723
Revolving line of credit                                          24,919           18,932
                                                                --------         --------

          Total liabilities                                      131,414          172,113
                                                                --------         --------
Shareholders' equity:
     Common stock, no par value; 10,000 shares
         authorized, 5,611 and 5,706 shares issued
         and outstanding at June 30, 2000 and
         March 31, 2001, respectively                             42,140           43,449
     Retained earnings                                            32,326           44,287
                                                                --------         --------

          Total shareholders' equity                              74,466           87,736
                                                                --------         --------

          Total liabilities and shareholders' equity            $205,880         $259,849
                                                                ========         ========

(1)  Derived from audited financial statements at June 30, 2000.



      See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)

                                           Quarter ended        Nine months ended
                                              March 31                March 31
                                          2000        2001       2000        2001
                                        --------    --------   --------    --------
Net sales                               $120,391    $155,237   $347,492    $457,712
Cost of goods sold                       107,021     135,240    309,887     403,524
                                        --------    --------   --------    --------
       Gross profit                       13,370      19,997     37,605      54,188
                                        --------    --------   --------    --------
Selling, general and administrative
 expenses                                  8,040      12,387     23,133      33,056
Amortization of intangibles                   34          32        101         125
                                        --------    --------   --------    --------
       Total operating expenses            8,074      12,419     23,234      33,181
                                        --------    --------   --------    --------

       Operating income                    5,296       7,578     14,371      21,007
                                        --------    --------   --------    --------
Other income (expense):
 Interest (expense), net                    (274)       (801)      (307)     (1,759)
 Other income, net                            --           3         --          43
                                        --------    --------   --------    --------
       Net other (expense)                  (274)       (798)      (307)     (1,716)
                                        --------    --------   --------    --------

Income before income taxes                 5,022       6,780     14,064      19,291

       Income tax provision                1,909       2,575      5,345       7,329
                                        --------    --------   --------    --------

Net income                              $  3,113    $  4,205   $  8,719    $ 11,962
                                        ========    ========   ========    ========
Basic EPS

       Net income per share                $0.56       $0.74      $1.57       $2.11
                                        ========    ========   ========    ========
       Weighted average shares
         outstanding                       5,577       5,703      5,540       5,674
                                        ========    ========   ========    ========
Diluted EPS

       Net income per share                $0.51       $0.69      $1.46       $1.96
                                        ========    ========   ========    ========
       Weighted average shares
         outstanding                       6,057       6,060      5,967       6,118
                                        ========    ========   ========    ========

      See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                               March 31
                                                           2000       2001
                                                         --------   --------
                                                           (In thousands)
Cash flows from operating activities:                    $  8,719   $ 11,962
     Net income
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation                                       1,666      3,082
         Amortization of intangible assets                    101        125
         Deferred income tax benefit                       (3,144)      (324)
         Provision for doubtful accounts                   (3,433)    (1,359)
         Changes in operating assets and liabilities:
           Trade receivables                               (6,067)   (11,534)
           Other receivables                                  417      1,502
           Inventories                                    (33,773)   (41,383)
           Prepaid expenses and other assets                  144     (2,680)
           Trade accounts payable                          15,321     37,657
           Accrued expenses and other liabilities           1,474      2,842
           Income tax payable                                  90     (1,112)
           Other noncurrent assets                           (141)       (95)
                                                         --------   --------

         Net cash used in operating activities            (18,626)    (1,317)
                                                         --------   --------

Cash flows used in investing activities:
     Capital expenditures                                  (4,082)    (5,374)
     Purchase of building                                  (6,990)       ---
                                                         --------   --------

         Net cash used in investing activities            (11,072)    (5,374)
                                                         --------   --------

Cash flows from financing activities:
     Net borrowings (payments) on revolving line
         of credit                                         13,953     (5,987)
     Net proceeds from stock option exercises               1,164      1,308
     (Payments) borrowings on long-term debt, net             (17)     7,218
                                                         --------   --------

         Net cash provided by financing activities         15,100      2,539
                                                         --------   --------

Decrease in cash                                          (14,598)    (4,152)

Cash at beginning of period                                15,282      4,612
                                                         --------   --------

Cash at end of period                                    $    684   $    460
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

     Minority Interest - Beginning in April 2000, the Company invested approximately $1 million for a majority interest in a newly formed subsidiary to perform e-logistics. The minority shareholders share of income since the acquisition has been insignificant. Accordingly, no amounts have been recognized for minority interests in the accompanying consolidated balance sheets or income statements.

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

     The reconciliation of basic and diluted income per share is as follows:

                                                                                      Per Share
                                                             Income        Shares       Amount
                                                             ------        ------       ------
                                                                (in thousands)
    Three months ended March 31, 2001:
       Basic income per share                                $ 4,205       5,703        $0.74
                                                                                        =====
       Effect of dilutive stock options                                      357
                                                             -------       -----
       Diluted income per share                              $ 4,205       6,060        $0.69
                                                             =======       =====        =====

    Three months ended March 31, 2000:
       Basic income per share                                $ 3,113       5,577        $0.56
                                                                                        =====
       Effect of dilutive stock options                                      480
                                                             -------       -----
       Diluted income per share                              $ 3,113       6,057        $0.51
                                                             =======       =====        =====

    Nine months ended March 31, 2001:
       Basic income per share                                $11,962       5,674        $2.11
                                                                                        =====
       Effect of dilutive stock options                                      444
                                                             -------       -----
       Diluted income per share                              $11,962       6,118        $1.96
                                                             =======       =====        =====

    Nine months ended March 31, 2000:
       Basic income per share                                $ 8,719       5,540        $1.57
                                                                                        =====
       Effect of dilutive stock options                                      427
                                                             -------       -----
       Diluted income per share                              $ 8,719       5,967        $1.46
                                                             =======       =====        =====

                       SCANSOURCE, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

(3) Revolving Credit Facility

     In November 2000, the Company amended and restated the revolving credit facility with its bank, extending the facility to September 2002, with a borrowing limit of the lesser of (i) $50 million or (ii) the total of 85% of eligible accounts receivable plus 50% of eligible inventory. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.25% to 2.50% tied to the Company's debt-to-net worth ratio ranging from 0.75:1 to 2.75:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at March 31, 2001 was 8.62% and the outstanding balance was $18.9 million on a borrowing base that exceeded $50 million, leaving $31.1 million available for additional borrowings at March 31, 2001. The Company was in compliance with the various covenants at March 31, 2001.

(4)  Long-term Debt

     The Company has a non-recourse loan in the amount of $1,719,000 related to the purchase of its Greenville office building. The loan has a fixed interest rate of 9.19%, is due in November 2006, and is collateralized by the land and building acquired.

     In August 2000, the Company closed a separate real estate loan in the amount of $7,350,000, at the 30 day LIBOR rate of interest plus a rate varying from 1.40% to 2.65% tied to the Company's debt to net worth ratio ranging from 0.75:1 to 2.75:1. The loan is due September 2005 and is collateralized by the Company's Memphis distribution center land and building. The loan agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at March 31, 2001 was 7.29%. The Company was in compliance with the various covenants at March 31, 2001.

(5)  Segment Information

     The Company operates in two reportable segments: value-added distribution and its e-logistics unit that operates under the name ChannelMax.

     The first reportable segment, value-added distribution, offers approximately 18,000 products for sale in two primary categories: i) automatic data capture and point-of-sale equipment sold by the ScanSource sales team and
ii) business telephones and computer/phone convergence products sold by the Catalyst Telecom sales team. These products are sold to more than 11,000 resellers and integrators of technology products that are geographically disbursed over North America in a pattern that mirrors population concentration.

     The second reportable segment is the e-logistics unit, which provides real-time inventory availability and web catalog, order entry, order tracking and logistics for customers in the bar code and business telephone markets. This unit serves fewer than 15 customers, the largest of whom

                       SCANSOURCE, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

accounted for less than 8% and 5% of total Company sales in the third quarter of 2000 and 2001, respectively. Sales by this unit include some programs that are accounted for on a gross revenue recognition basis and others that are accounted for on a net revenue recognition basis (see Note 2).

     Operating results for each business unit are summarized below with historical data for 2000 restated to conform to the current organizational structure:

                                                           (In thousands, except percentages)
                                           Three months ended                              Nine months ended
                                                March 31                                       March 31
                                        2000                  2001                     2000                   2001
                                      --------              --------                 ---------              --------
Net Sales
  Value-added distribution      $105,890       88%    $138,455       89%       $313,117       90%    $403,798     88%
  E-logistics                     14,501       12%      16,782       11%         34,375       10%      53,914     12%
                                --------     ----     --------     ----        --------     ----     --------   ----
                                $120,391      100%    $155,237      100%       $347,492      100%    $457,712    100%
                                ========     ====     ========     ====        ========     ====     ========   ====
Operating income
  Value-added distribution      $ 11,699     11.0%    $ 18,735     13.5%       $ 33,976     10.9%    $ 49,859   12.3%
  E-logistics                      1,671     11.5%       1,262      7.5%          3,629     10.6%       4,329    8.0%
                                --------     ----     --------     ----        --------     ----     --------   ----
     Gross Profit                 13,370     11.1%      19,997     12.9%         37,605     10.8%      54,188   11.8%

  Corporate operating and
   distribution center
   expenses                        8,074                12,419                   23,234                33,181
                                --------              --------                 --------              --------
    Operating income            $  5,296              $  7,578                 $ 14,371              $ 21,007
                                ========              ========                 ========              ========


                                                                             June 30, 2000        March 31, 2001
                                                                             -------------        --------------
Assets
  Value-added distribution                                                     $148,778              $180,926
  E-logistics                                                                    29,061                52,521
  Corporate                                                                      28,041                26,402
                                                                               --------              --------
                                                                               $205,880              $259,849
                                                                               ========              ========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

     Net Sales. Net sales for the quarter ended March 31, 2001 increased 28.9% to $155.2 million from $120.4 million for the comparable prior year quarter.
Net sales increased 31.7% to $457.7 million for the nine months ended March 31, 2001 from $347.5 million for the comparable prior year period. The Company is organized in two business units. Sales through value-added distribution increased 30.8% to $138.5 million for the quarter ended March 31, 2001 from $105.9 million for the comparable prior year quarter. E-logistics sales increased 15.7% to $16.8 million for the quarter ended March 31, 2001 from $14.5 million for the comparable prior year quarter. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, and increased marketing efforts to specialty technology resellers.

     Gross Profit. Gross profit for the quarter ended March 31, 2001 increased 49.6% to $20.0 million from $13.4 million for the comparable prior year quarter. Gross profit increased 44.1% to $54.2 million for the nine months ended March 31, 2001 from $37.6 million for the comparable prior year period. Gross profit as a percentage of sales was 12.9% and 11.8%, respectively, for the quarter and nine months ended March 31, 2001, compared to 11.1% and 10.8%, respectively, for the comparable prior year periods. Gross margins from value-added distribution were 13.5% and 11.0% for the quarters ended March 31, 2001 and 2000, respectively. The increase in gross profit as a percentage of sales is the result of a change in order mix, a reevaluation of inventory reserves and some non-recurring rebates received in the third quarter. Gross margins for e-logistics were 7.5% and 11.5% for the quarters ended March 31, 2001 and 2000, respectively. The decrease in margins for 2001 was caused by a change in the mix of customers and changes in some programs formerly provided to customers in 2000.

     Operating Expenses. Operating expenses, which include selling, general and administrative expenses and amortization, for the quarter ended March 31, 2001 increased 53.8% to $12.4 million compared to $8.1 million for the comparable prior year period. Operating expenses for the nine months ended March 31, 2001 increased 42.8% to $33.2 million from $23.2 million for the comparable prior year period. Operating expenses as a percentage of sales were 8.0% and 7.2% , respectively, for the quarter and nine months ended March 31, 2001, compared to 6.7% for both comparable prior year periods. Generally, higher gross margin sales require the Company to provide greater levels of customer consultation and service causing a corresponding increase in operating expenses. The Company also decided to make a discretionary profit sharing contribution to the 401(k) plan and increased its charitable contributions.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Operating Income. Operating income for the quarter ended March 31, 2001 increased 43.1% to $7.6 million from $5.3 million for the same period in 2000, driven largely by the increase in sales and improvement in gross profit as described above. Operating income increased 46.2% to $21.0 million for the nine months ended March 31, 2001 from $14.4 million for the comparable prior period. Operating income as a percentage of sales was 4.9% and 4.6%, respectively, for the quarter and nine months ended March 31, 2001, compared to 4.4% and 4.1%, respectively, for the comparable prior year periods.

     Other Income (Expense). Total other income (expense), net, consists of interest (expense), net, and other income, net. Net interest expense for the quarter ended March 31, 2001 was $801,000 resulting primarily from interest expense on the revolving credit facility and long-term debt of $1,032,000 offset by interest income of $231,000 for interest charged to customers. Net interest expense for the quarter ended March 31, 2000 was $274,000 resulting primarily from interest expense on the revolving credit facility and building loan.

     Income Taxes. Income tax expense was provided at an effective rate of 38% for both the three month and nine month periods, and represents the state and federal tax expected to be due after annualizing income to the fiscal year end.

     Net Income. Improved operating income caused net income to increase 35.1% to $4.2 million for the quarter ended March 31, 2001 from $3.1 million for the comparable prior year quarter. Net income for the nine months ended March 31, 2001 increased 37.2% to $12.0 million from $8.7 million for the comparable year period. Net income as a percentage of sales was 2.7% and 2.6%, respectively, for the quarter and nine months ended March 31, 2001 compared to 2.6% and 2.5%, respectively, for the comparable prior year periods.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations, borrowings under its revolving credit facility, and proceeds from the exercise of stock options.

     In August 2000, the Company closed a real estate loan in the amount of $7,350,000, at the 30 day LIBOR rate of interest plus a rate varying from 1.40% to 2.65% tied to the Company's debt to net worth ratio ranging from 0.75:1 to 2.75:1. The loan is due September 2005 and is collateralized by the Company's Memphis distribution center land and building. The loan agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The Company was in compliance with the various covenants at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     In November 2000, the Company amended and restated the revolving credit facility with its bank, extending the facility to September 2002 with a borrowing limit of the lesser of (i) $50.0 million or (ii) the total of 85% of
eligible accounts receivable plus 50% of eligible inventory.   The facility
bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.25% to 2.50% tied to the Company's debt-to-net worth ratio ranging from 0.75:1 to 2.75:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits and a maximum debt to tangible net worth ratio. The effective interest rate at March 31, 2001 was 8.62% and the outstanding balance was $18.9 million on a borrowing base that exceeded $50 million, leaving $31.1 million available for additional borrowings at March 31, 2001. The Company was in compliance with the various covenants at March 31, 2001.

     For the nine months ended March 31, 2001, net cash of $1.3 million was used in operating activities compared to $18.6 million used in operations for the nine months ended March 31, 2000. The Company's increase in net income and an increase in accounts payable substantially funded the growth in inventory, and cash was principally used to fund the increase in accounts receivable for 2001. Cash in 2000 was primarily used to fund increases in inventory and receivables to meet increasing sales demands, partially offset by an increase in accounts payable.

     Cash used in investing activities of $5.4 million for the nine months ended March 31, 2001 was for capital expenditures. Cash used in investing activities of $11.1 million for the nine months ended March 31, 2000 included $4.1 million for capital expenditures and $7.0 million for the purchase of the Memphis distribution center.

     Cash provided by financing activities for the nine months ended March 31, 2001 was $2.5 million, which included net payments on the revolving line of credit of $6.0 million, borrowings from the August 2000 real estate loan of $7.2 million, and proceeds from stock option exercises of $1.3 million. Cash provided by financing activities for the quarter ended March 31, 2000 was $15.1 million, which included net borrowings on the revolving credit facility of $13.9 million and proceeds from stock option exercises of $1.2 million.

     The Company believes that cash flows from operations and borrowings under the bank revolving credit facility will be sufficient to meet its forecasted cash requirements for at least the next year.

Item 3:  Quantitative and Qualitative Disclosures

     The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its selective use of bank debt as well as transacting business in Canadian currency in connection with its Canadian operations.

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations, and a portion of its long term debt. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust its interest rate risk profile. A change of one percent in the interest rate under the revolving credit facility and long-term debt would have caused a change in interest expense of approximately $63,000 for the nine months ended March 31, 2000 and approximately $263,000 for the nine months ended March 31, 2001.

     The Company is exposed to changes in foreign exchange rates in connection with its Canadian operations. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to support its Canadian operations. The amount of the Company's cash deposits denominated in Canadian currency has not been, and is not expected to be, material. Furthermore, the Company has no capital expenditure or other purchase commitments denominated in foreign currency. The Company does not utilize forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company's foreign exchange rate risk profile. The Company does not enter into foreign currency transactions for speculative purposes. A change of 10% in the foreign exchange rates for Canadian dollars would have cost the Company less than $25,000 for the nine months ended March 31, 2001.

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at March 31, 2001, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable

Item 2.  Changes in Securities and Use of Proceeds.  Not applicable

Item 3.  Defaults Upon Senior Securities.  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable

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



                                    SCANSOURCE, INC.



                                    /s/  Michael L. Baur
                                    -----------------------------
                                    MICHAEL L. BAUR
                                    Chief Executive Officer



                                    /s/  Jeffery A. Bryson
                                    -----------------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer



Date:  May 14, 2001