Form 10-K
period 2001-06-30
SCANSOURCE INC
filed 2001-09-28
CIK 918965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended June 30, 2001.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________________ to ________________.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at August 31, 2001 was $304,548,000, as computed by reference to the average closing prices of such stock on such date.

As of September 24, 2001, 5,714,914 shares of the Registrant's Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated by reference into Parts II of this Form 10-K, and portions of the Registrant's Proxy Statement to be furnished in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. Business.

     ScanSource Inc. ("ScanSource" or the "Company"), incorporated in 1992, is a leading value-added wholesale distributor of automatic data capture ("ADC"), point of sale ("POS") and business telephone products. The business consists of two reporting segments - value-added distribution and e-logistics/channel management. The traditional distribution business includes sales by both the ScanSource sales team (who sell ADP and POS equipment) and the Catalyst Telecom team who sell business telephones and computer telephony. The e-logistics business is called ChannelMax. See Note 8 to the consolidated financial statements of the Company for financial information concerning the Company's reporting segments and the geographic areas in which the Company operates. See
Note 9 for information concerning the Company's acquisition of Pinacor, Inc. in May 2001.

Value-Added Distribution Segment

     ScanSource Sales Unit

     The ScanSource sales team markets ADC and POS products which interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management. The bar code family of products is referred to as automatic data capture because it includes all types of portable data collection terminals, wireless products and bar code label printers, in addition to scanners. POS products are those PC-based products that have replaced electronic cash registers in retail and hospitality environments.

     ScanSource vendors include most of the leading ADC and POS manufacturers, including Cherry Electrical, Citizen, Cognitive Solutions, Datamax, Epson America, Hand Held Products, IBM, Intemec, Ithaca Peripherals, Javelin, Metrologic, Micro-Touch Systems, MMF Cash Drawer, Monarch Marking Systems, NCR, PSC, StrandWare, Symbol Technologies, and Zebra Technologies.

     Catalyst Telecom Sales Unit

     The other distribution sales unit is called Catalyst Telecom, whose inside sales representatives sell business phone systems, including Avaya, Enterprise, Express and IP (internet protocol) products and computer telephony products from Intel/Dialogic. Catalyst Telecom offers its reseller customers a complete line of Avaya convergence products, including voice and data. Dialogic (part of Intel's communication strategy) offers products for call center applications, unified messaging, interactive voice response and voice portals.

E-logistics Segment

     ChannelMax

     ChannelMax is the unit that provides real-time inventory availability and web catalog, order entry, order tracking and logistics for manufacturers and others in specialty technology markets. Currently ChannelMax has contracts to provide its logistics services for manufacturers, Avaya and Symbol, resellers such as Expanets, which is the largest nationwide phone reseller, and several phone sales agencies. ChannelMax also creates customized web storefronts that match the look and feel of a reseller's website, allowing resellers to offer online ordering and marketing to their customers.

Products and Markets

     The Company currently markets approximately 18,000 products from over 50 hardware and software vendors from its central warehouse in Memphis, Tennessee to approximately 11,000 reseller customers.

     ADC technology incorporates the capabilities for electronic recognition and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, portable data collection devices, keyboard wedges, and magnetic stripe readers. As ADC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as medical research. POS technology consists of devices used for the capture, processing, analysis, and dissemination of transaction data. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units used primarily in retail applications. Business telephone products include private branch exchanges (PBXs), key systems, telephone handsets and cabling and computer telephony components used in voice, fax, data, voice recognition, call center management and internet protocol (IP) telephony applications.

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

     In addition, manufacturers that face declining product prices and rising costs of direct sales increasingly rely upon value-added wholesale distributors to outsource certain support functions, such as product assortment, delivery, inventory management, technical assistance and marketing. At the same time, shortened product life cycles and the introduction of new products and applications have caused resellers increasingly to rely on wholesale distributors for various inventory management, financing, technical support and related functions. The Company believes that as the reseller market grows and becomes more fragmented, and as specialty technology products continue to transition to open systems, the wholesale distribution channel in which the Company operates will become increasingly more important.

Vendors

     The Company's merchandising department recruits vendors and manages important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training and the monitoring of rebate programs and various contract terms and conditions. The Company generally enters into non-exclusive distribution agreements with vendors. These agreements typically provide the Company with stock rotation and price protection provisions that may mitigate the risk of loss from slow moving inventory, vendor price reductions, product updates or obsolescence. Some of these distribution agreements contain minimum purchase requirements that the Company must meet in order to receive preferential prices. The distribution agreements are generally terminable on 30 to 120 days notice by either party.

Customers

     The Company's reseller customers currently include approximately 11,000 active value-added reseller accounts ("VARs") located in the U.S. and Canada. The largest customer accounted for less than 5% of the total Company's net sales in fiscal 2001. The Company targets two types of reseller customers:

     Specialty Technology VARs.

     These resellers focus on selling specialty technology products as tailored software or integrated hardware solutions for their end-users' existing applications or incorporating specialty technology products into customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceuticals, hospitality, convenience, grocery and other retail markets.

     General or PC VARs.

     These resellers develop computer solutions for their end-users' microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as ADC, POS or telephony.

Sales and Electronic Commerce

     The Company's sales force is comprised of 82 inside sales representatives located in South Carolina, California, Georgia, Washington, New Jersey, Arizona and Canada. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several product managers who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and product manager receives comprehensive training with respect to the technical characteristics of each vendor's products. This training is supplemented by quarterly product seminars conducted by vendors' representatives and bi-weekly meetings among product managers, marketing and sales representatives.

     Increasingly, customers rely upon the Company's electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. Through the Company's website, most customers can gain remote access to the Company's information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain UPS and FedEx package tracking numbers from this site. For the fourth quarter of fiscal 2001, approximately 25% of the Company's sales orders were entered electronically by customers.

Marketing

     The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, a product catalog which is published three times a year, periodic newsletters, management of sales leads, trade shows with software companies and vendors, direct mail and sales promotions. In addition, the Company organizes and operates its own "Empowerment Expo" seminars three times a year, teaming with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

Value-Added Services

     In addition to the basic order fulfillment and credit services that conventional wholesale distributors typically provide to resellers, the Company differentiates itself by providing an array of value-added services, including the following:

     Pre-Sale Technical Support

     Technical support personnel assist the reseller with system configurations as the order is placed. Pre-sale support also includes testing products to ensure their compatibility with other products and applications.

     Post-Sale Technical Support

     Technical support personnel also assist sales representatives and customers in diagnosing and solving technical, configuration or compatibility issues which may arise after the sale. Technical support personnel will, if necessary, serve as liaisons or advocates between the manufacturers and the resellers.

     Shipping Options

     Product managers and technical support personnel work together to select specific products that are compatible and continually develop "solution kits" or bundles to better meet the reseller's needs. Resellers have come to trust the Company's shipping accuracy and reliability to the extent that many no longer hold their own inventory. For the fourth quarter of fiscal 2001, approximately 59% of sales orders were drop shipped directly to an end-user on behalf of a reseller.

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

     Central Warehouse and Shipping

     The Company's 233,000 square foot warehouse facility, located approximately eight miles from the FedEx hub facility in Memphis, Tennessee, serves all of North America. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of "safety stock" inventory which, in turn, reduces the Company's working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

     The Company's objective is to ship on the same day all orders received by 8:00 p.m. Eastern Time. Orders are currently processed in the central warehouse, where bar code technology is utilized to expedite shipments and minimize shipping errors. The Company also has an automated package handling system used to send products from the picking area to invoicing stations. Upon fulfillment of the order, the package is immediately shipped to the reseller or "drop-shipped" to an end-user specified by the reseller by FedEx or UPS. The Company charges its customers local ground delivery rates for this overnight service.

     Credit Services

     The Company routinely offers 20-day credit terms for qualified resellers. The Company believes this policy eliminates the customer's need to establish multiple credit relationships with a large number of manufacturers.

Competition

     The markets in which the Company operates, as identified above, are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. The Company's competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company's vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers that sell to franchisees, third-party dealers and end-users. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Such competition could also result in price reductions, reduced margins and loss of market share by the Company.

Employees

     As of August 10, 2001 the Company had 582 employees, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

     The Company conducts its business under the trademarks and service marks "ScanSource" and "Catalyst Telecom." The Company has been issued registrations for the marks "ScanSource" and "Catalyst Telecom" in the United States and Canada. The Company is also pursuing registrations of its trademark and service mark "ChannelMax" in the United States. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

Private Securities Litigation Reform Act of 1995

     Certain of the statements contained in this PART I, Item 1 (Business) and, by reference, in PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 7A (Quantitative and Qualitative Disclosures About Market Risks) of this Annual Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's activities and/or actual results in fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new product markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and operations results, the Company's ability to manage successfully price protection or stock rotation opportunities associated with inventory value decreases, and other factors described in
Exhibit 99.1 to this report and in other reports and documents filed by the Company with the Securities and Exchange Commission.

ITEM 2. Properties.

     The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company currently occupies over 60,000 square feet of that building for its own use, and leases the remainder of the building to third parties until additional space is required for its needs. The Company owns a 233,000 square foot distribution center in Memphis, Tennessee. The Company's 20,000 square foot warehouse in Toronto, Canada is no longer used, but is leased through January 2003. The Company also leases small sales offices of 5,400 square feet or less in each of Lake Forest, California; Norcross, Georgia; Cranford, New Jersey; Bellingham, Washington; St. Paul, Minnesota; Tempe, Arizona; and Vancouver and Toronto, Canada. Management believes the Company's office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

ITEM 3. Legal Proceedings.

     The Company or its subsidiaries are from time to time parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability resulting from an adverse determination of such lawsuits would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5. Market For Registrant's Common Equity and Related Stockholder Matters.

     The information called for by this Item is incorporated herein by reference to page 36 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001.

ITEM 6. Selected Financial Data.

     The information called for by this Item is incorporated herein by reference to page 8 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this Item is incorporated herein by reference to pages 9 through 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The information called for by this Item is incorporated herein by reference to page 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001.

ITEM 8. Financial Statements and Supplementary Data.

     The financial statements listed in Item 14(a)(1) of this Form 10-K are incorporated herein by reference to pages 16 through 35 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001. The financial statement schedule listed in Item 14(a)(2) of this Form 10-K and related Independent Auditors' Reports are included in this report on pages F-1 through F-3.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

     Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 2001 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. Directors and Executive Officers of the Registrant.

     The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Auditors' Reports are incorporated herein by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001:

       Consolidated Balance Sheets as of June 30, 2000 and 2001

       Consolidated Statements of Income for the years ended June 30, 1999, 2000 and 2001

       Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 2000 and 2001

       Consolidated Statements of Cash Flows for the years ended June 30, 1999, 2000 and 2001

       Notes to Consolidated Financial Statements

       Independent Auditors' Reports

(a)(2) Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Independent Auditors' Reports for the years ended June 30, 1999, 2000 and 2001 are presented on pages F-1 through F-3.

       Schedule II - Valuation and Qualifying Accounts

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

September 26, 2001
                                                SCANSOURCE, INC.

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


          Signature                                 Title                               Date
---------------------------------     ----------------------------------         -------------------

 /s/ STEVEN H. OWINGS                 Chairman of the Board                       September 26, 2001
---------------------------------
Steven H. Owings

 /s/ MICHAEL L. BAUR                  President, Chief Executive Officer          September 26, 2001
--------------------------------      and Director
Michael L. Baur

 /s/ JEFFERY A. BRYSON                Chief Financial Officer and                 September 26, 2001
------------------------------        Treasurer (principal financial
Jeffery A. Bryson                     and accounting officer)


 /s/ STEVEN R. FISCHER                Director                                    September 26, 2001
------------------------------
Steven R. Fischer

 /s/ JAMES G. FOODY                   Director                                    September 26, 2001
--------------------------------
James G. Foody

 /s/ JOHN P. REILLY                   Director                                    September 26, 2001
-----------------------------------
John P. Reilly

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
ScanSource, Inc.:

We have audited the financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2001 and for the year ended June 30, 2001, and have issued our report thereon dated August 13, 2001; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of ScanSource, Inc. listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Greenville, South Carolina                             /s/ Deloitte & Touche LLP
August 13, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
ScanSource, Inc.:

Under the date of August 16, 2000 we reported on the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two year period ended June 30, 2000, which are incorporated by reference. In connection with our audits of the aforementioned financial statements, we also audited the related accompanying financial statement schedule listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Greenville, South Carolina                             /s/ KPMG LLP
August 16, 2000

                                                                     SCHEDULE II
                                                                     -----------

                        SCANSOURCE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 (In thousands)

                                             Balance at          Amounts                      Balance at
                                             Beginning         Charged to                       End of
Description                                    of Year      Bad Debt Expense     Deduction       Year
-----------                                  ----------     ----------------     ---------       ----

Allowance for doubtful
 accounts receivable:

   Year ended June 30, 1999           $        2,045              3,582            (625)        $5,002
                                               =====              =====            =====        ======

   Year ended June 30, 2000           $        5,002              2,983           (2,521)       $5,464
                                               =====              =====           =======       ======

   Year ended June 30, 2001           $        5,464              2,746           (1,445)       $6,765
                                               =====              =====           =======       ======

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

10.27(b) Loan Modification Agreement dated January 29, 1999 by and between the
         Registrant and Branch Banking and Trust Company, including Addendum to Promissory Note and Modification, Increase, Renewal and Restatement of Promissory Note. (Incorporated by reference to Exhibit 10.27(b) to the Registrant's Form 10-K for the fiscal year ended June 30, 1999).

10.28 Employment Agreement dated as of July 1, 1999 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.)

10.29 Employment Agreement dated as of July 1, 1999 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.)

10.30 Employment Agreement dated as of July 1, 1999 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.)

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

10.39 Stock Option Agreement dated January 17, 1997 covering options granted to Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.39 to the Registrant's Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.40*   Non-Employee Director Stock Option Plan and Form of Stock Option
         Agreement.

10.41 Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000, by and among ScanSource, Inc., Branch Bank and Trust Company of South Carolina and 4100 Quest, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.42 Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 Quest, L.L.C., and ScanSource, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.43* Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., a South Carolina corporation, the initial guarantors listed therein, the banks listed therein and Branch Banking and Trust Company of South Carolina, as Agent.

10.44* Amendment dated December 7, 2000 to Employment Agreement dated as of July 1, 1999 between the Registrant and Michael L. Baur.

13* Registrant's Annual Report to Shareholders for the Fiscal Year Ended June 30, 2001.

21*      Subsidiaries of the Company

23.1*    Consent of KPMG LLP

23.2*    Consent of Deloitte & Touche LLP

99.1* Risk Factors (pursuant to safe harbor provided under Private Securities Litigation Reform Act of 1995).



*        Filed herewith