Form 10-Q
period 2001-09-30
SCANSOURCE INC
filed 2001-11-14
CIK 918965

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to __________

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

As of September 30, 2001, 5,715,664 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                               INDEX TO FORM 10-Q
                               September 30, 2001

PART I.  FINANCIAL INFORMATION                                                    Page No.
                                                                                  --------

         Item 1. Financial Statements:
                  Unaudited Condensed Consolidated Balance Sheets
                    as of June 30, 2001 an September 30, 2001.......................  4
                  Unaudited Condensed Consolidated Income Statements
                    for the Quarters Ended September 30, 2000 and
                    2001............................................................  6
                  Unaudited Condensed Consolidated Statements of
                    Cash Flows for the Quarters Ended
                    September 30, 2000 and 2001.....................................  7
                  Notes to Unaudited Condensed Consolidated
                    Financial Statements............................................  8
         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................  15
         Item 3. Quantitative and Qualitative Disclosures About Market
                   Risk............................................................  18

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.................................................  19
         Item 2. Changes in Securities and Use of Proceeds.........................  19
         Item 3. Defaults Upon Senior Securities...................................  19
         Item 4. Submission of Matters to a Vote of Security
                   Holders.........................................................  19
         Item 5. Other Information.................................................  19
         Item 6. Exhibits and Reports on Form 8-K..................................  19

SIGNATURES.........................................................................  20

                             Cautionary Statements

     Certain of the statements contained in this Form 10-Q, as well as in the Company's other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new product markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and results of operations, the Company's ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the Securities and Exchange Commission, including
Exhibit 99.1 to the Company's Form 10-K for the year ended June 30, 2001.)

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       SCANSOURCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                  Assets                 June 30, 2001*    September 30, 2001
                  ------                 --------------    ------------------

Current Assets:
 Cash                                         $    594           $    307
 Receivables
     Trade, less allowance for
     doubtful accounts of
     $6,765 at June 30, 2001 and
     $7,398 at September 30, 2001               86,917             95,362
     Other                                       8,118              7,749
 Inventories                                   157,468            155,624
 Prepaid expenses and other assets                 640                569
 Deferred income taxes                           9,904              9,915
                                              --------           --------

     Total current assets                      263,641            269,526
                                              --------           --------

Property and equipment, net                     21,746             24,373
Intangible assets, net                           1,277              4,823
Other assets                                       507                440
                                              --------           --------

     Total assets                             $287,171           $299,162
                                              ========           ========


* Derived from audited financial statements at June 30, 2001.


See notes to unaudited condensed consolidated financial statements.



                       SCANSOURCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

Liabilities and Shareholders' Equity                June 30, 2001*  September 30, 2001
--------------------------------------              --------------  ------------------

Current Liabilities:
     Current portion of long-term debt                   $    444        $    451
     Trade accounts payable                               157,847         138,447
     Accrued expenses and other liabilities                 9,433           9,227
                                                         --------        --------

     Total current liabilities                            167,724         148,125

Deferred income taxes                                        ----             346
Borrowings under revolving credit facility                 17,104          43,463
Long-term debt                                              8,866           8,891
                                                         --------        --------

     Total liabilities                                    193,694         200,825
                                                         --------        --------

Minority interest                                             115             358

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value; 3,000 shares
           authorized, none issued                           ----            ----
     Common stock, no par value; 10,000 shares
           authorized, 5,711 and 5,716 shares
           issued and outstanding at June 30, 2001
           and September 30, 2001, respectively            44,572          44,663
     Retained earnings                                     48,790          53,316
                                                         --------        --------

     Total shareholders' equity                            93,362          97,979
                                                         --------        --------

     Total liabilities and shareholders' equity          $287,171        $299,162
                                                         ========        ========


*Derived from audited financial statements at June 30, 2001.

See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (In thousands, except share and per share data)

                                             Quarter ended
                                             September 30,
                                        ------------------------
                                          2000            2001
                                        --------        --------

Net sales                               $156,286        $188,843
Cost of goods sold                       139,366         167,931
                                        --------        --------

     Gross profit                         16,920          20,912

Selling, general and administrative
 expenses                                 10,279          13,004
                                        --------        --------

     Operating income                      6,641           7,908
                                        --------        --------

Other expense (income):
 Interest expense                            479             894
   Interest income                            (4)           (340)
   Other expense                               -              54
                                        --------        --------
     Other expense, net                      475             608
                                        --------        --------

     Income before income taxes            6,166           7,300

Provision for income taxes                 2,343           2,774
                                        --------        --------

     Net income                         $  3,823        $  4,526
                                        ========        ========

Per share data:
  Basic:
     Earnings per share                    $0.68           $0.79
                                        ========        ========

     Weighted-average shares
        outstanding                        5,648           5,716
                                        ========        ========

  Diluted:
     Earnings per share                    $0.62           $0.73
                                        ========        ========

     Weighted-average shares
        outstanding                        6,139           6,167
                                        ========        ========

See notes to unaudited condensed consolidated financial statements.

                       SCANSOURCE, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Quarter Ended
                                                            September 30,
                                                   -----------------------------
                                                     2000                 2001
                                                   --------             --------
                                                           (In thousands)
Cash flows from operating
 activities:
   Net income                                      $  3,823            $  4,526
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation                                       874               1,269
     Amortization of intangible assets                   46                 ---
     Provision for (reduction of)
       doubtful accounts                               (941)                326
     Deferred income tax (benefit) provision         (1,309)                 20
     Minority interest in net income                    ---                  15
     Changes in operating assets and liabilities:
       Trade receivables                             (5,038)             (2,715)
       Other receivables                                (79)              1,133
       Inventories                                  (35,509)             13,957
       Prepaid expenses and other assets               (284)                 71
       Trade accounts payable                        25,712             (26,449)
       Accrued expenses and other liabilities         2,839                (252)
       Other noncurrent assets                           23                  36
                                                   --------            --------

     Net cash used in operating activities           (9,843)             (8,063)
                                                   --------            --------

Cash flows used in investing activities
   Capital expenditures                              (1,734)             (3,018)
   Cash paid for business acquisitions                  ---             (15,556)
                                                   --------            --------

       Net cash used in investing activities         (1,734)            (18,574)
                                                   --------            --------

Cash flows from financing activities:
   (Payments) advances on revolving credit, net        (305)             26,359
    revolving credit, net
    Proceeds from long-term debt borrowings           7,495                 ---
    Repayments of long-term debt borrowings            (151)               (100)
   Exercise of stock options                            810                  91
                                                   --------            --------

       Net cash provided by financing activities      7,849              26,350
                                                   --------            --------

Decrease in cash                                     (3,728)               (287)

Cash at beginning of period                           4,612                 594
                                                   --------            --------

Cash at end of period                              $    884            $    307
                                                   ========            ========

       See notes to unaudited condensed consolidated financial statements

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

(1) Basis of Presentation

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's June 30, 2001 annual report on Form 10-K. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

     Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

(2) Business Description and Certain Accounting Policies

     ScanSource, Inc. ("Company") is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and Internet-based fulfillment to manufacturers and others in specialty technology markets. The Company markets automatic data capture (ADC) and point-of-sale (POS) products through its ScanSource sales unit and business telephone equipment through its Catalyst Telecom sales team. The Company's ChannelMax unit provides logistics services for customers who enter orders primarily over the web.

     Consolidation Policy - The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Minority Interest - Minority interest is the portion of common stock and earnings from operations of subsidiaries of the Company owned by minority shareholders. Total non-controlling interest in majority-owned subsidiaries as of June 30, 2001 and September 30, 2001 was $115,000 and $358,000, respectively.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant financial statement estimates include the allowance for uncollectible accounts receivable and inventory reserves to reduce inventories to the lower of cost or market. Management determines the estimate of the allowance for uncollectible accounts considering a number of factors, including historical experience, aging of the accounts and the credit worthiness of its customers. Management determines the inventory reserves to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. Management believes that its estimates provided in the financial statements, including those for the above-described items, are reasonable. However, actual results could differ from those estimates.

     Revenue Recognition - Revenues are recognized for the sale of products upon shipment. The Company provides a reserve for estimated product returns and allowances. The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer who retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales.

     Inventories - Inventories (consisting of automatic data capture, point-of-sale, business phone and computer telephony equipment) are stated at the lower of cost (first-in, first-out method) or market.

     Accounting Standards Recently Adopted - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and clarifies the criteria for recognition of intangible assets acquired in a business combination (including business combinations recorded in prior periods) separately from goodwill. SFAS 142 discontinues the amortization of goodwill and requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. The Company early-adopted SFAS 142 and has six months from adoption (December 31, 2001) to complete its initial assessment of goodwill impairment. The Company has not yet completed its analysis of the potential impact, if any, of performing this assessment of goodwill impairment.

  Accounting Standards Not Yet Adopted - In October 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect, if any, that adoption of the standard will have on the Company's financial position and results of operations.

(3) Revolving Credit Facility

     In July 2001, the Company put in place a new revolving credit facility with its bank group extending to September 2003 with a borrowing limit of the lesser of (i) $80 million or (ii) the total of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company's funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and fixed charge coverage ratio of not less than 2.75. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The effective interest rate at September 30, 2001 was 4.83% and the outstanding balance was $43.5 million on a borrowing base that exceeded $80 million, leaving $36.5 million available for additional borrowings. The Company was in compliance with the various covenants at September 30, 2001.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

(4) Long-term Debt

  Long-term debt consists of the following at June 30, 2001 and September 30, 2001:

                                                                  June 30,     September 30,
                                                                    2001           2001
                                                                 ----------    -------------
Note payable to a bank, secured by distribution center
   land and building; monthly payments of principal and
   interest of $65,000; 6.19% variable interest rate;
   maturing in 2005                                              $7,168,000     $7,091,000


Note payable to a bank, secured by office, land and
   building; monthly payments of principal and interest of
   $15,000; 9.19% fixed interest rate; maturing in 2006           1,646,000      1,638,000

Note payable to a bank, secured by motor coach; monthly
   payments of principal and interest of $7,000; 6.19%
   variable interest rate; maturing in 2006                         496,000        482,000

Other                                                                  ----        131,000
                                                                 ----------     ----------

                                                                  9,310,000      9,342,000
Less current portion                                                444,000        451,000
                                                                 ==========     ==========
                                                                 $8,866,000     $8,891,000
                                                                 ==========     ==========

     The note payable secured by the distribution center contains certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio; the payment of dividends is prohibited. The Company was in compliance with the various covenants at September 30, 2001.

(5) Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                                                  Per Share
                                                               Income             Shares            Amount
                                                               -------            -------         ----------
                                                                              (in thousands)
Quarter ended September 30, 2001:
  Basic earnings per share                                      $4,526              5,716             $0.79
                                                                                                      =====
  Effect of dilutive stock options                                                    451
                                                                ------              -----
  Diluted earnings per share                                    $4,526              6,167             $0.73
                                                                ======              =====             =====

Quarter ended September 30, 2000:
  Basic earnings per share                                      $3,823              5,648             $0.68
                                                                                                      =====
  Effect of dilutive stock options                                                    491
                                                                ------              -----
  Diluted earnings per share                                    $3,823              6,139             $0.62
                                                                ======              =====             =====

(6) Segment Information

     The Company operates its business in two reportable segments.

     The first reportable segment, value-added distribution, offers approximately 18,000 products for sale in two primary categories: i) automatic data capture and point-of-sale equipment sold by the ScanSource sales team and
ii) business telephones and computer telephony integration devices sold by the Catalyst Telecom sales team. These products are sold to more than 12,000 resellers and integrators of technology products, who are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers, at September 30, 2001, no single account represented more than 4% of the Company's net sales, and its largest accounts receivable amount was 6% of total accounts receivable.

     The second reportable segment, e-logistics, provides real-time inventory availability and web catalog, order entry, order tracking and logistics for manufacturers and others in the automatic data capture and business telephone markets. This unit serves less than 15 customers, the largest of whom accounted for less than 11% of total Company sales and 10% of total accounts receivable at September 30, 2001. Certain e-logistics sales are recognized on a net revenue recognition basis (see Note 2).

     The Company evaluates segment performance based on operating income. Segment results for the quarter ended September 30, 2000 have been restated to conform to the current-year presentation. Intersegment sales consist primarily of fees charged by the e-logistics segment to the value-added distribution segment. All intersegment revenues and profits are eliminated in the accompanying consolidated financial statements.

     Accounts receivable, a portion of inventories, and distribution center property and equipment can be identified by segment. However, cash, other current assets, other property and equipment and

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

other non-current assets are not distinguishable between business segments.

     Operating results for each business unit are summarized below with historical data for the quarter ended September 30, 2000 restated to conform to the current organizational structure:

                                                                                       Quarter ended
                                                                                        September 30,
                                                                                    2000            2001
                                                                                  --------        --------
                                                                                       (In thousands)
Sales:
          Value-added distribution.........................................       $138,070        $164,092
          E-logistics......................................................         20,138          27,378
          Less intersegment sales..........................................         (1,922)         (2,627)
                                                                                  --------        --------
                                                                                  $156,286        $188,843
                                                                                  ========        ========

Operating income:
          Value-added distribution.........................................       $  6,370        $  7,116
          E-logistics......................................................            271             792
                                                                                  --------        --------
                                                                                  $  6,641        $  7,908
                                                                                  ========        ========

Assets:
          Value-added distribution.........................................       $190,992        $207,082
          E-logistics......................................................         28,866          55,264
          Corporate........................................................         26,269          36,816
                                                                                  --------        --------
                                                                                  $246,127        $299,162
                                                                                  ========        ========

(7) Acquisitions

  On July 27 2001, the Company's distribution segment purchased the operating assets of a distributor of automatic data capture products for approximately $15 million in cash. The acquisition will allow the Company to reach additional customers and has added sales and technical support employees in a new Buffalo, New York sales office. The acquisition was accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, principally accounts receivable and inventories, and approximately $4 million of goodwill is expected to result from the acquisition. The fair value of the accounts receivable and inventories acquired was based on preliminary estimates of amounts to be realized and may be revised if realization is different from the preliminary estimates. However, any adjustments resulting from the ultimate determination of the fair value of the net assets acquired is not expected to have a significant effect on the Company's financial position or future results of operations.

                       SCANSOURCE, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

  The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition had occurred as of July 1, 2000 and 2001. The unaudited pro forma financial information presented below does not purport to be indicative of the results of operations had the acquisition been consummated as of July 1, 2000 or July 1, 2001 or of the future results of operations of the combined businesses.

                                                              July 1, 2000 to         July 1, 2001 to
                                                              Sept. 30, 2000          Sept.  30, 2001
                                                          -----------------------  ---------------------
Amounts in thousands, except per share data

Net sales                                                                $169,068               $193,381
Net income                                                               $  4,144               $  4,607
Basic earnings per share                                                 $   0.73               $   0.81
Diluted earnings per share                                               $   0.68               $   0.75

  On September 28, 2001 the Company purchased 52% of the stock of a provider of services to the phone reseller market for approximately $1.5 million in cash, plus certain assumed liabilities. The Company also has a commitment to purchase the remaining 48% of the stock at a pre-determined multiple of pre-tax earnings over the next four years. The acquisition was accounted for on the purchase method of accounting. The purchase price was allocated to the fair value of the net assets acquired. The allocation was based on preliminary estimates. The finalization of the purchase accounting is not expected to have a significant effect on the Company's financial position or future results of operations.

(8) Subsequent Events

  On November 9, 2001, the Company's distribution segment purchased 52% of the stock of a Miami-based distributor of ADC and POS equipment to the Latin America marketplace. The acquisition will add new employees to and provide geographic expansion for the Company's business. The Company paid approximately $2.8 million in cash and assumed certain liabilities. The acquisition will be accounted for by the purchase method of accounting. Operating results will be included in the Company's consolidated results of operations from the date of acquisition. The allocation of purchase price to the fair value of net assets acquired has not been determined. The Company has a commitment to purchase the remaining 48% of the stock at a predetermined multiple of pre-tax earnings over the next six years.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

     Net Sales. Net sales for the quarter ended September 30, 2001 increased 20.8% to $188.8 million from $156.3 million for the comparable prior year quarter. The Company is organized into two business segments. Sales through value-added distribution increased 18.8% to $164.1 million for the quarter ended September 30, 2001 from $138.1 million for the comparable prior year quarter. E-logistics sales (net of intersegment sales) increased 36.0% to $27.4 million for the quarter ended September 30, 2001 from $20.1 million for the comparable prior year quarter. Sales in Canada were less than 5.0% of the Company's total sales. Growth of net sales resulted primarily from additions to the Company's sales force, competitive product pricing, selective expansion of its product line, increased marketing efforts to specialty technology resellers, and the acquisitions of a phone distributor in May 2001 and a bar code distributor in July 2001.

     Gross Profit. Gross profit for the quarter ended September 30, 2001 increased 23.6% to $20.9 million from $16.9 million for the comparable prior year quarter. Gross profit as a percentage of net sales was 11.1% for the quarter ended September 30, 2001, compared to 10.8% for the comparable prior year quarter. The increase in gross profit as a percentage of net sales was a result of a change in the mix of sales to higher-margin products.

     Operating Expenses. Operating expenses for the quarter ended September 30, 2001 increased 26.5% to $13.0 million compared to $10.3 million for the comparable prior year quarter. Operating expenses as a percentage of net sales were 6.9% for the quarter ended September 30, 2001, compared to 6.6% for the comparable prior year quarter. Generally, higher gross margin sales require the Company to provide greater levels of customer consultation and service causing a corresponding increase in operating expenses.

     Operating Income. Operating income for the quarter ended September 30, 2001 increased by 19.1% to $7.9 million from $6.6 million for the same period in 2000, driven by the improvement in gross profit as described above. Operating income as a percentage of net sales was 4.2% for both quarters ended September 30, 2001 and 2000.

     Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarter ended September 30, 2001 was $894,000 for borrowings on the Company's line of credit and long-term debt. Interest income was $340,000, principally collected from customers, and other expenses of $54,000 consisted of a loss on an equity investment and minority interest earnings. Interest expense for the quarter ended September 30, 2000 was $479,000 resulting primarily from interest paid on the Company's line of credit and long term debt. Interest expense for the September 2001 period was higher due to higher line of credit borrowings; interest income was also higher due to the growth in certain customer programs under which customers reimburse the Company for interest incurred on their behalf.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Provision For Income Taxes. Income tax expense was $2.8 million and $2.3 million for the quarters ended September 30, 2001 and 2000, respectively, reflecting an effective tax rate of 38.0% and represents federal and state tax expected to be due after annualizing income to the fiscal year end.

     Net Income. For reasons discussed above, net income increased by 18.4% to $4.5 million for the quarter ended September 30, 2001 from $3.8 million for the comparable prior year quarter. Net income as a percentage of net sales was 2.4% for both quarters ended September 30, 2001 and September 30, 2000.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under the Company's revolving credit facility, and, to a lesser extent, proceeds from the exercise of stock options.

     In July 2001, the Company put in place a new revolving credit facility with its bank group extending to September 2003 with a borrowing limit of the lesser of (i) $80 million or (ii) the total of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company's funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and fixed charge coverage ratio of not less than 2.75. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The effective interest rate at September 30, 2001 was 4.83% and the outstanding balance was $43.5 million on a borrowing base that exceeded $80 million, leaving $36.5 million available for additional borrowings. The Company was in compliance with the various covenants at September 30, 2001.

     Cash used in operating activities was $8.1 million for the quarter ended September 30, 2001 compared to $9.8 million used in operations in the quarter ended September 30, 2000. For the quarter ended September 30, 2001, cash was principally used to pay $26.4 million of trade payables which was partially offset by cash provided from a $14.0 million decrease in inventory. For the quarter ended September 30, 2000, cash was principally used to fund a $35.5 million increase in inventory offset by a $25.7 million decrease in trade payables.

     Cash used in investing activities for the quarter ended September 30, 2001 included $15.6 million cash paid primarily for the acquisition of a bar code distributor in July 2001 and $3.0 million for capital expenditures. For the quarter ended September 30, 2000, $1.7 million of cash was used in investing activities primarily for capital expenditures.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

    Cash provided by financing activities for the quarter ended September 30, 2001 was $26.4 million primarily from advances on the revolving line of credit. Cash provided by financing activities for the quarter ended September 30, 2000 was $7.8 million primarily from the closing of a real estate loan for $7.5 million.

     The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

     Accounting Standards Recently Adopted - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and clarifies the criteria for recognition of intangible assets acquired in a business combination (including business combinations recorded in prior periods) separately from goodwill. SFAS 142 discontinues the amortization of goodwill and requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. The Company early-adopted SFAS 142 and has six months from adoption (December 31, 2001) to complete its initial assessment of goodwill impairment. The Company has not yet completed its analysis of the potential impact, if any, of performing this assessment of goodwill impairment.

     Accounting Standards Not Yet Adopted - In October 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect, if any, that adoption of the standard will have on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The Company's principal exposure to changes in financial market conditions in the normal course of its business is a result of its bank borrowings and, to a much lesser extent, transacting business in Canadian or Mexican currency in connection with its Canadian and Mexican operations.

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company's revolving line of credit would have resulted in an increase or decrease of approximately $21,000 in pre-tax income for the quarter ended September 30, 2001. The Company does not currently use derivative instruments to adjust its interest rate risk profile.

     The Company is minimally exposed to changes in foreign exchange rates in connection with its Canadian and Mexican operations. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to support these operations. The amount of the Company's cash deposits denominated in these currencies has not been, and is not expected to be, material. Furthermore, the Company has no capital expenditure or other purchase commitments denominated in any foreign currency. The Company does not utilize forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company's foreign exchange rate risk profile.
The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are included in selling, general and administrative expenses.

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 30, 2001, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

                                    SCANSOURCE, INC.



                                    /s/ Michael L. Baur
                                    -----------------------
                                    MICHAEL L. BAUR
                                    Chief Executive Officer



                                    /s/ Jeffery A. Bryson
                                    -----------------------
                                    JEFFERY A. BRYSON
                                    Chief Financial Officer


Date:  November 13, 2001