Form 10-Q
period 2001-12-31
SCANSOURCE INC
filed 2002-02-14
CIK 918965

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2001
                                       or
[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
      ____________________

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

Yes   X      No ____
    -----

As of December 31, 2001, 5,750,394 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                               INDEX TO FORM 10-Q
                                December 31, 2001


PART I.      FINANCIAL INFORMATION                                                Page No.
                                                                                  --------

             Item 1.      Financial Statements (Unaudited):
                          Condensed Consolidated Balance Sheets
                                 as of June 30, 2001 and December 31, 2001 .....       3
                          Condensed Consolidated Income Statements
                                 for the Quarters and Six Months Ended
                                 December 31, 2000 and 2001 ....................       5
                          Condensed Consolidated Statements of
                                 Cash Flows for the Six Months Ended
                                 December 31, 2000 and 2001 ....................       7
                          Notes to Condensed Consolidated
                                 Financial Statements ............................     8
             Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations .............    18
             Item 3.      Quantitative and Qualitative Disclosures About Market
                                 Risk ...........................................     22

PART II.     OTHER INFORMATION

             Item 1.      Legal Proceedings ....................................      23
             Item 2.      Changes in Securities and Use of Proceeds ............      23
             Item 3.      Defaults Upon Senior Securities ......................      23
             Item 4.      Submission of Matters to a Vote of Security Holders ..      23
             Item 5.      Other Information ....................................      23
             Item 6.      Exhibits and Reports on Form 8-K .....................      23

SIGNATURES......................................................................      24

                              Cautionary Statements

         Certain of the statements contained in this Form 10-Q, as well as in the Company's other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new product markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and results of operations, the Company's ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's Form 10-K for the year ended June 30, 2001.)
                                       2

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SCANSOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                               Assets                              June 30, 2001*      December 31, 2001
                               ------                              -------------       -----------------
Current Assets:
     Cash                                                          $        594          $     1,037
     Receivables:
         Trade, less allowance for doubtful accounts of
            $6,765 at June 30, 2001 and
            $8,226 at December 31, 2001                                  86,917              105,653
           Other                                                          8,118               10,351
    Inventories                                                         157,468              162,727
    Prepaid expenses and other assets                                       640                  774
    Deferred income taxes                                                 9,904               10,581
                                                                   ------------          -----------

         Total current assets                                           263,641              291,123
                                                                   ------------          -----------

Property and equipment, net                                              21,746               24,514
Goodwill                                                                  1,277                7,617
Other assets, including identifiable intangible assets                      507                  638
                                                                   ------------          -----------

         Total assets                                              $    287,171          $   323,892
                                                                   ============          ===========


* Derived from audited financial statements at June 30, 2001.




See notes to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (Continued)

  Liabilities and Shareholders' Equity                           June 30, 2001*    December 31, 2001
  ------------------------------------                           -------------     -----------------
Current Liabilities:
    Current portion of long-term debt                             $        444         $      598
     Line of credit                                                         --                560
     Trade accounts payable                                            157,847            165,880
    Accrued expenses and other liabilities                               9,433              8,688
                                                                  ------------         ----------

         Total current liabilities                                     167,724            175,726

Deferred income taxes                                                       --                239
Borrowings under revolving credit facility                              17,104             34,195
Long-term debt                                                           8,866              8,998
                                                                  ------------         ----------

         Total liabilities                                             193,694            219,158
                                                                  ------------         ----------

Minority interest                                                          115              1,400

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value; 3,000 shares
           authorized, none issued                                          --                 --
     Common stock, no par value; 10,000 shares
           authorized, 5,711 and 5,750 shares issued and
           outstanding at June 30, 2001 and
           December 31, 2001, respectively                              44,572             45,131
     Retained earnings                                                  48,790             58,203
                                                                  ------------         ----------

         Total shareholders' equity                                     93,362            103,334
                                                                  ------------         ----------

         Total liabilities and shareholders' equity               $    287,171         $  323,892
                                                                  ============         ==========


*Derived from audited financial statements at June 30, 2001.



See notes to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                 Quarter ended                              Six months ended
                                                                  December 31,                                 December 31,
                                                            2000                  2001                  2000                2001
                                                            ----                  ----                  ----                ----
Net sales                                              $ 146,187             $ 207,856             $ 302,473           $ 396,699
Cost of goods sold                                       128,918               185,898               268,284             353,829
                                                       ---------             ---------             ---------           ---------

         Gross profit                                     17,269                21,958                34,189              42,870
                                                       ---------             ---------             ---------           ---------

Operating Expenses:
 Selling, general and admin. expenses                     10,482                14,204                20,761              27,208
 Impairment of capitalized software                           --                   840                    --                 840
                                                       ---------             ---------             ---------           ---------
                                                          10,482                15,044                20,761              28,048
                                                       ---------             ---------             ---------           ---------

         Operating income                                  6,787                 6,914                13,428              14,822
                                                       ---------             ---------             ---------           ---------

Other expense (income):
 Interest expense                                            756                   690                 1,235               1,584
 Interest income                                            (273)                 (308)                 (277)               (648)
 Other (income) expense                                      (40)                  (16)                  (40)                 38
                                                       ---------             ---------             ---------           ---------
         Other expense, net                                  443                   366                   918                 974
                                                       ---------             ---------             ---------           ---------

         Income before income taxes
         and extraordinary gain                            6,344                 6,548                12,510              13,848

Provision for income taxes                                 2,411                 2,490                 4,754               5,264
                                                       ---------             ---------             ---------           ---------

         Income before
         extraordinary gain                                3,933                 4,058                 7,756               8,584

Extraordinary gain on excess of fair
 value of net assets acquired over
 cost, net of income taxes of $508
                                                              --                   829                    --                 829
                                                       ---------             ---------             ---------           ---------

         Net Income                                    $   3,933             $   4,887             $   7,756           $   9,413
                                                       =========             =========             =========           =========









See notes to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                   (continued)

                                                                 Quarter ended                             Six months ended
                                                                   December 31,                               December 31,
                                                            2000                  2001                  2000                2001
                                                            ----                  ----                  ----                ----
Per share data:
  Basic earnings per share:
    Income before extraordinary gain                   $    0.69             $    0.71             $    1.37           $    1.50

     Extraordinary gain on excess of
     fair value of net assets acquired
     over cost, net of income taxes                            -                  0.14                     -                0.14
                                                       ---------             ---------             ---------           ---------

     Net Income                                        $    0.69             $    0.85             $    1.37           $    1.64
                                                       =========             =========             =========           =========

     Weighted-average shares
         outstanding                                       5,693                 5,733                 5,671               5,723
                                                       =========             =========             =========           =========

    Diluted earnings per share:
     Income before extraordinary gain                  $    0.64             $    0.65             $    1.26           $    1.39

     Extraordinary gain on excess of
     fair value of net assets acquired
     over cost, net of income taxes                            -                  0.14                     -                0.13
                                                       ---------             ---------             ---------           ---------

     Net Income                                        $    0.64             $    0.79             $    1.26           $    1.52
                                                       =========             =========             =========           =========

     Weighted-average shares
         outstanding                                       6,154                 6,204                 6,146               6,186
                                                       =========             =========             =========           =========

See notes to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                                 ------------
                                                                              2000        2001
                                                                              ----        ----
Cash flows from operating activities:

  Net income                                                                $  7,756    $  9,413
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Extraordinary gain, net of income taxes                                     --        (829)
      Depreciation                                                             1,940       2,282
      Amortization of identifiable intangible assets                              92          58
      Provision for doubtful accounts                                          1,124       2,630
      Impairment of capitalized software                                          --         840
      Deferred income tax benefit                                             (1,545)       (562)
      Minority interest in net income of subsidiaries                             --           2
      Changes in operating assets and liabilities, net of
       acquisitions:
         Trade receivables                                                     1,184     (13,751)
         Other receivables                                                     1,319      (1,421)
         Inventories                                                         (27,028)      9,335
         Prepaid expenses and other assets                                    (3,045)         20
         Trade accounts payable                                                5,307        (912)
         Accrued expenses and other liabilities                                 (413)     (1,379)
         Other noncurrent assets                                                  29           1
                                                                            --------    --------

      Net cash (used in) provided by operating activities                    (13,280)      5,727
                                                                            --------    --------

Cash flows used in investing activities:
  Capital expenditures                                                        (2,962)     (4,871)
  Cash paid for business acquisitions                                             --     (17,689)
                                                                            --------    --------

      Net cash used in investing activities                                   (2,962)    (22,560)
                                                                            --------    --------

Cash flows from financing activities:
  Advances on revolving credit, net                                            4,283      16,874
  Proceeds from long-term debt borrowings                                      7,350          --
  Repayments of long-term debt borrowings                                        (81)       (304)
  Exercise of stock options                                                    1,205         706
                                                                            --------    --------

      Net cash provided by financing activities                               12,757      17,276
                                                                            --------    --------

Increase (decrease) in cash                                                   (3,485)        443

Cash at beginning of period                                                    4,612         594
                                                                            --------    --------

Cash at end of period                                                       $  1,127    $  1,037
                                                                            ========    ========

See notes to condensed consolidated financial statements (unaudited).

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

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

(2) Business Description and Certain Accounting Policies

         ScanSource, Inc. ("Company") is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and Internet-based fulfillment to manufacturers and others in specialty technology markets. The Company has two distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America and Europe. The North American distribution segment markets automatic data capture (ADC) and point-of-sale
(POS) products through its ScanSource sales unit and business telephone equipment through its Catalyst Telecom sales team. A third segment, ChannelMax, is a provider of logistics, e-fulfillment services and web storefronts.

         Consolidation Policy - The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Minority Interest - Minority interest is the portion of common stock and earnings from operations of subsidiaries of the Company owned by minority shareholders. As discussed in Note 6, on September 28, 2001 and November 9, 2001, the Company acquired two 52% owned subsidiaries. During the second quarter ended December 31, 2001, the Company's share of ChannelMax was reduced from 95% to 90%.

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

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

         Revenue Recognition - Revenues are recognized for the sale of products upon shipment. The Company provides a reserve for estimated product returns and allowances. The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer who retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters and six months ended December 31, 2000 and 2001.

         Inventories - Inventories (consisting of automatic data capture, point-of-sale, business phone and computer telephony equipment) are stated at the lower of cost (first-in, first-out method) or market.

         Accounting Standards Recently Adopted - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and clarifies the criteria for recognition of intangible assets acquired in a business combination (including business combinations recorded in prior periods) separately from goodwill. SFAS 141 also requires that if the fair value of the net assets acquired exceeds the cost of the acquired entity, then the excess should be recognized as an extraordinary gain. SFAS 142 discontinues the amortization of goodwill and requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. The Company early-adopted SFAS 142 and the Company's initial assessment of goodwill impairment indicated that goodwill was not impaired.

         At June 30, 2001 and December 31, 2001, the carrying value of the Company's goodwill was $1,277,000 and $7,617,000, respectively. Other assets included a $147,000 intangible asset acquired on November 9, 2001 (see Note 6), which is being amortized on a straight-line basis over its estimated five-year useful life.

         Changes in the carrying amount of goodwill for the six months ended December 31, 2001, by operating segment, are as follows:

                        North American                     International
                         Distribution      E-Logistics     Distribution
                            Segment          Segments         Segment      Total
                       ---------------------------------------------------------
                                          (in thousands)

Balance as of
  June 30, 2001             1,105              172               -         1,277

Goodwill acquired
  during the period         4,753                -           1,587         6,340
                       ---------------------------------------------------------
Balance as of
  December 31, 2001         5,858              172           1,587         7,617
                       =========================================================

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

     The following pro forma information reconciles the net income and earnings per share reported for the quarter and six-month periods ended December 31, 2000 and 2001 to adjusted net income and earnings per share which reflect the application of SFAS No. 142 and compares the adjusted information to the current year results.

                                                   Quarter ended                         Six months ended
                                                    December 31,                            December 31,
                                               2000              2001                    2000           2001
                                               ----              ----                    ----           ----
                                                   (In thousands,                           (In thousands,
                                               except per share data)                  except per share data)

 Income before extraordinary                $ 3,933           $ 4,058                 $ 7,756        $ 8,584
    gain, as reported

 Goodwill amortization                           46                 -                      92              -
                                            -------           -------                 -------        -------
 Income before extraordinary
    gain, as adjusted                       $ 3,979           $ 4,058                 $ 7,848        $ 8,584
                                            =======           =======                 =======        =======

 Net income, as reported                    $ 3,933           $ 4,887                 $ 7,756        $ 9,413

 Goodwill amortization                           46                 -                      92              -
                                            -------           -------                 -------        -------

 Net income, as adjusted                    $ 3,979           $ 4,887                 $ 7,848        $ 9,413
                                            =======           =======                 =======        =======

 Basic earnings per share:
 -------------------------
 Income before extraordinary
    gain, as reported                       $  0.69           $  0.71                 $  1.37        $  1.50

 Goodwill amortization                         0.01                 -                    0.01              -
                                            -------           -------                 -------        -------

 Income before extraordinary
    gain, as adjusted                       $  0.70           $  0.71                 $  1.38        $  1.50
                                            =======           =======                 =======        =======

 Net income, as reported                    $  0.69           $  0.85                 $  1.37        $  1.64

 Goodwill amortization                         0.01                 -                    0.01              -
                                            -------           -------                 -------        -------

 Net income, as adjusted                    $  0.70           $  0.85                 $  1.38        $  1.64
                                            =======           =======                 =======        =======

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

                                                   Quarter ended                         Six months ended
                                                    December 31,                            December 31,
                                               2000              2001                  2000             2001
                                               ----              ----                  ----             ----
 Diluted earnings per share:
 ---------------------------
 Income before extraordinary
    gain, as reported                          $ 0.64          $ 0.65                $ 1.26           $ 1.39

 Goodwill amortization                           0.01               -                  0.02                -
                                               ------          ------                ------           ------

 Income before extraordinary
    gain, as adjusted                          $ 0.65          $ 0.65                $ 1.28           $ 1.39
                                               ======          ======                ======           ======

 Net income, as reported                       $ 0.64          $ 0.79                $ 1.26           $ 1.52

 Goodwill amortization                           0.01               -                  0.02                -
                                               ------          ------                ------           ------

 Net income, as adjusted                       $ 0.65          $ 0.79                $ 1.28           $ 1.52
                                               ======          ======                ======           ======


     Accounting Standards Not Yet Adopted - In October 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will become effective in the Company's fiscal year beginning July 1, 2002. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect, if any, that adoption of the standard will have on the Company's financial position and results of operations.

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

(3) Revolving Credit Facility and Line of Credit

     In July 2001, the Company put in place a new revolving credit facility with its bank group extending the maturity of the facility to September 2003 with a borrowing limit of the lesser of (i) $80 million or (ii) the total of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or
(b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company's funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and fixed charge coverage ratio of not less than 2.75. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The effective interest rate at December 31, 2001 was 3.86% and the outstanding balance was $34.2 million on a borrowing base that exceeded $80 million, leaving $45.8 million available for additional borrowings. In connection with the acquisition of a Miami-based distributor on November 9, 2001 (see Note 6), the Company obtained waivers to allow it to guarantee 52% of the subsidiary's line of credit, as discussed below, and 52% of the subsidiary's trade payables. The Company was in compliance with the remaining covenants at December 31, 2001.

     One of the Company's subsidiaries has an asset based line of credit agreement with a bank that is due on demand. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic receivables and 50% of foreign receivables, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank's prime rate of interest plus one percent (5.75% at December 31, 2001). All of the subsidiary's assets collateralize the line of credit. The Company has guaranteed 52% of the balance on the line, while the remaining 48% of the balance is guaranteed by the subsidiary's minority shareholder. The outstanding balance on the line of credit was $560,000 at December 31, 2001, and no additional borrowings were available.

                         SCANSOURCE, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31,2000 AND 2001

(4) Long-term Debt

     Long-term debt consists of the following at June 30, 2001 and December 31, 2001:


                                                                                 June 30,        December 31,
                                                                                   2001             2001
                                                                                   ----             ----

      Note payable to a bank, secured by distribution center land and building;
      monthly payments of principal and interest of $65,000;
      3.76% variable interest rate; maturing in 2005                             $7,168,000        $6,975,000

      Note payable to a bank, secured by office, land and building; monthly payments of principal and interest of $15,000; 9.19% fixed
      interest rate; maturing in 2006                                             1,646,000         1,631,000

      Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.76% variable interest
      rate; maturing in 2006                                                        496,000           465,000

      Capital leases with monthly  principal  payments ranging from $33 to
      $1,391 and interest at 7.57% to 11.75%                                            ---           375,000

      Other                                                                             ---           150,000
                                                                                 ----------        ----------

                                                                                  9,310,000         9,596,000
      Less current portion                                                          444,000           598,000
                                                                                 ----------        ----------
                                                                                 $8,866,000        $8,998,000
                                                                                 ==========        ==========

         The note payable secured by the distribution center contains certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio; the payment of dividends is prohibited. The Company was in compliance with the various covenants at December 31, 2001.

         The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $525,000.

(5) Earnings Per Share

          Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

                        SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31,2000 AND 2001

                                                                                           Per Share
                                                          Income             Shares          Amount
                                                          ------             ------          ------
                                                                 (in thousands)

     Three months ended December 31, 2001:
          Basic earnings per share                         $4,887             5,733           $ 0.85
          Effect of dilutive stock options                                      471           ======
                                                           ------            ------
          Diluted earnings per share                       $4,887             6,204           $ 0.79
                                                           ======            ======           ======

     Three months ended December 31, 2001:
          Basic earnings per share                         $3,933             5,693           $ 0.69
                                                                                              ======
          Effect of dilutive stock options                                      461
                                                           ------            ------
          Diluted earnings per share                       $3,933             6,154           $ 0.64
                                                           ======            ======           ======

     Six months ended December 31, 2001:
          Basic earnings per share                         $9,413             5,723           $ 1.64
                                                                                              ======
          Effect of dilutive stock options                                      463
                                                           ------            ------
          Diluted earnings per share                       $9,413             6,186           $ 1.52
                                                           ======            ======           ======

     Six months ended December 31, 2000:
          Basic earnings per share                         $7,756             5,671           $ 1.37
                                                                                              ======
          Effect of dilutive stock options                                      475
                                                           ------            ------
          Diluted earnings per share                       $7,756             6,146           $ 1.26
                                                           ======            ======           ======


(6) Acquisitions and Extraordinary Gain

          On July 27, 2001, the Company's distribution segment purchased the operating assets of Positive ID Wholesale ("Positive ID"), a division of Azerty, Inc., a subsidiary of United Stationers. Positive ID was a distributor of automatic data capture products for whom the Company paid approximately $15 million in cash. The acquisition allowed the Company to reach additional customers and added sales and technical support employees in a new Buffalo, New York sales office. Accordingly the Company's purchase price to obtain this additional domestic market share and technical support exceeded the fair value of the net assets acquired. The acquisition was accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, principally accounts receivable and inventories, and approximately $4.2 million of goodwill is expected to result from the acquisition. The fair value of the accounts receivable and inventories acquired was based on preliminary estimates of amounts to be realized and may be revised if realization is different from the preliminary estimates. However, any adjustments resulting from the ultimate determination of the fair value of the net assets acquired is not expected to have a significant effect on the Company's financial position or future results of operations.

          On November 9, 2001, the Company's distribution segment purchased 52% of the stock of Netpoint International, a Miami-based distributor of ADC and POS equipment to the Latin American marketplace. The acquisition added new employees to and provided geographic expansion for the Company's business into Latin America. Accordingly the Company's purchase price exceeded the fair value of the net assets acquired. The Company paid approximately $2.8 million in cash and assumed certain liabilities. The acquisition was

                       SCANSOURCE, INC, AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31,2000 AND 2001

accounted for by the purchase method of accounting. Operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, principally accounts receivable and inventories, and approximately $1.6 million of goodwill is expected to result from the acquisition. The fair value of the accounts receivable and inventories acquired was based on preliminary estimates of amounts to be realized and may be revised if realization is different from the preliminary estimates. However, any adjustments resulting from the ultimate determination of the fair value of the net assets acquired is not expected to have a significant effect on the Company's financial position or future results of operations. The Company has a commitment to purchase the remaining 48% of the stock at a predetermined multiple of pre-tax earnings over the next six years.

          The following unaudited pro forma financial information shows the results of operations of the Company as though the two acquisitions noted above had occurred as of July 1, 2000 and 2001. The unaudited pro forma financial information presented below does not purport to be indicative of the results of operations had the acquisitions been consummated as of July 1, 2000 or July 1, 2001 or of the future results of operations of the combined businesses.


                                                              July 1, 2000 to          July 1, 2001 to
                                                                Dec. 31, 2000            Dec. 31, 2001
                                                                -------------            -------------
     Amounts in thousands, except per share data

     Net sales                                                       $336,983                 $408,958
     Net income                                                      $  8,715                 $  9,631
     Basic earnings per share                                        $   1.54                 $   1.68
     Diluted earnings per share                                      $   1.42                 $   1.56


         On September 28, 2001 the Company purchased 52% of the stock of Outsourcing Unlimited, Inc., a provider of services to the phone reseller market, for approximately $1.5 million in cash, plus certain assumed liabilities. The Company also has a commitment to purchase the remaining 48% of the stock at a pre-determined multiple of pre-tax earnings over the next four years. The acquisition was accounted for by the purchase method of accounting. The acquisition will allow the Company to provide training, installation and programming services to its telephone reseller customers. Customers will be able to utilize a proven group of qualified installation and training providers. Accordingly the Company's purchase price for the existing business exceeded the fair value of the net assets acquired. The purchase price was allocated to the fair value of the net assets acquired, and approximately $600,000 of goodwill is expected to result from the acquisition. The allocation was based on preliminary estimates. The finalization of the purchase accounting is not expected to have a significant effect on the Company's financial position or future results of operations. Pro forma financial information is not provided because the total revenues from this acquisition are expected to be less than 1% of total Company revenue.


         In May 2001, the Company's distribution segment purchased the operating assets of Pinacor, Inc., a subsidiary of MicroAge, Inc., a business telephone distributor for approximately $17.3 million. At the acquisition date and subsequently, the preliminary fair value estimates of the net assets acquired approximated the purchase price. However, in the quarter ended December 31, 2001, the Company finalized its accounting for the acquisition and collected approximately $1.3 million more of the purchased accounts receivable than it had previously estimated to be collectible. As a result, the fair value of the assets acquired exceeded the purchase price by approximately $1.3 million. In accordance with SFAS 141, this amount was recognized as an extraordinary gain, net of $508,000 in related income taxes, during the quarter ended December 31, 2001.

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

(7) Segment Information

         The Company operates its business in three reportable segments.

         The first reportable segment, North American distribution, offers approximately 18,000 products for sale in two primary categories: i) automatic data capture and point-of-sale equipment sold by the ScanSource sales team and
ii) business telephones and computer telephony integration devices sold by the Catalyst Telecom sales team. These products are sold to more than 12,000 resellers and integrators of technology products, who are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers at December 31, 2001, no single account represented more than 10% of the Company's net sales.

         The second reportable segment, international distribution, was begun in November 2001 with the acquisition of a Miami-based distributor and offers automatic data capture and point-of-sale equipment to more than 1,000 resellers and integrators of technology products located primarily in South America and Europe. Of its customers at December 31, 2001, no single account represented more than 10% of the Company's sales.

         The third reportable segment, e-logistics, provides real-time inventory availability and web catalog, order entry, order tracking and logistics for manufacturers and others in the automatic data capture and business telephone markets. This unit serves less than 10 customers, none of whom accounted for more than 10% of total Company sales. Certain e-logistics sales are recognized on a net revenue recognition basis (see Note 2). During the quarter and six months ended December 31, 2001, this segment recognized an $840,000 impairment charge for capitalized software.

         The Company evaluates segment performance based on operating income. Segment results for the quarter ended December 31, 2000 have been restated to conform to the current-year presentation. Intersegment sales consist primarily of fees charged by the e-logistics segment to the North American distribution segment and sales by the North American distribution segment to the international distribution segment. All intersegment revenues and profits are eliminated in the accompanying consolidated financial statements.

         Accounts receivable, inventories, and distribution center property and equipment can be identified by segment. However, cash, other current assets, other property and equipment and other non-current assets are generally not distinguishable among the business segments.

                       SCANSOURCE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

Operating results for each business unit are summarized below with historical data for the quarter and six months ended December 31, 2000 restated to conform to the current organizational structure:

                                                                    Quarter ended                    Six months ended
                                                                     December 31,                      December 31,
                                                                 2000           2001               2000            2001
                                                                 ----           ----               ----            ----
                                                                    (In thousands)                    (In thousands)
Sales:
       North American distribution                            $ 127,670       $ 186,057         $ 265,343       $ 350,149
       E-logistics                                               20,176          22,124            40,711          49,502
       International distribution                                    --           2,766                --           2,766
       Less intersegment sales                                   (1,659)         (3,091)           (3,581)         (5,718)
                                                              ---------       ---------         ---------       ---------
                                                              $ 146,187       $ 207,856         $ 302,473       $ 396,699
                                                              =========       =========         =========       =========

Operating income:
       North American distribution                            $   5,855       $   7,162         $  12,225       $  14,278
       E-logistics .                                                932            (347)            1,203             445
       International distribution                                    --              99                --              99
                                                              ---------       ---------         ---------       ---------
                                                              $   6,787       $   6,914         $  13,428       $  14,822
                                                              =========       =========         =========       =========

Assets:                                                                                          June 30,     December 31,
                                                                                                  2001             2001
                                                                                                  ----             ----
       North American distribution                                                              $ 202,032       $ 212,818
       E-logistics                                                                                 45,693          55,487
       International distribution                                                                      --          15,082
       Corporate                                                                                   39,446          40,505
                                                                                                ---------       ---------
                                                                                                $ 287,171       $ 323,892
                                                                                                =========       ==========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

         Net Sales. Net sales for the quarter ended December 31, 2001 increased 42% to $207.9 million from $146.2 million for the comparable prior year quarter. Net sales increased 31% to $396.7 million for the six months ended December 31, 2001 from $302.5 million for the comparable prior year period. The Company is organized into three business segments. Sales (net of intersegment sales) through North American distribution, which includes sales to the United States, Canada (less than 5% of Company sales) and Mexico (less than 1% of Company sales) increased 46% to $185.9 million for the quarter ended December 31, 2001 from $127.7 million for the comparable prior year quarter. International distribution sales were $2.8 million for the quarter ended December 31, 2001, and includes sales to South America which were less than 2% of the Company's total sales. E-logistics sales (net of intersegment sales) increased 3% to $19.1 million for the quarter ended December 31, 2001 from $18.5 million for the comparable prior year quarter. Growth of net sales resulted from increased sales to existing customers through competitive product pricing and marketing efforts to reach specialty technology resellers. Sales also increased due to the addition of new customers, additional sales representatives and expansion of the product line due to the acquisition of two bar code / POS distributors in July and November 2001, and a phone distributor in May 2001.

         Gross Profit. Gross profit for the quarter ended December 31, 2001 increased 27% to $22.0 million from $17.3 million for the comparable prior year quarter. Gross profit increased 25% to $42.9 million for the six months ended December 31, 2001 from $34.2 million for the comparable prior year period. Gross profit as a percentage of sales was 10.6% and 10.8%, respectively, for the quarter and six months ended December 31, 2001, compared to 11.8% and 11.3%, respectively, for the comparable prior year periods. The decrease in gross profit as a percentage of net sales was the result of a change in the mix of sales to larger orders and lower margin products during the quarter and six months ended December 31, 2001 and a more competitive market environment over the past year.

         Operating Expenses. Operating expenses for the quarter ended December 31, 2001 increased 44% to $15.0 million compared to $10.5 million for the comparable prior year quarter. Operating expenses for the six months ended December 31, 2001 increased 35% to $28.0 million from $20.8 million for the comparable prior year period. Operating expenses as a percentage of sales were 7.2% and 7.1%, respectively, for the quarter and six months ended December 31, 2001, compared to 7.2% and 6.9%, respectively, for the comparable prior year periods.

         Operating expenses during the quarter and six month period increased as a result of an impairment of capitalized software of $840,000, a discretionary, $800,000 higher-than-normal profit sharing contribution to the 401(K) plan, and a $400,000 higher than expected increase in bad debts expense. The Company also settled a claim with a former customer resulting in a $924,000 recovery of operating expenses that partially offset the increases noted above.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Operating Income. Operating income for the quarter ended December 31, 2001 increased by 2% to $6.9 million from $6.8 million for the same period in 2000, driven by the improvement in gross profit, net of increases in operating expenses, as described above. Operating income increased 10% to $14.8 million for the six months ended December 31, 2001 from $13.4 million for the comparable prior period. Operating income as a percentage of sales was 3.3% and 3.7%, respectively, for the quarter and six months ended December 31, 2001, compared to 4.6% and 4.4%, respectively, for the comparable prior year periods. Without the software impairment cost, operating income would have been $7.8 million, at 3.7% of sales, a 14% increase over the same quarter last year.

     Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarter and six months ended December 31, 2001 was $690,000 and $1.6 million, respectively, reflecting interest paid on borrowings on the Company's line of credit and long-term debt. Interest expense for the quarter and six months ended December 31, 2000 was $756,000 and $1.2 million, respectively. Interest expense for the quarter ended December 31, 2001 was lower than the prior year quarter due to lower interest rates. Interest expense for the six months ended December 31, 2001 was higher due to higher line of credit borrowings, partially offset by lower interest rates.

     Interest income for the quarter and six months ended December 31, 2001 was $308,000 and $648,000, respectively, principally collected from customers. Interest income for the quarter and six months ended December 31, 2000 was $273,000 and $277,000, respectively. Interest income was higher in 2001 due to the growth in certain customer programs under which customers reimburse the Company for interest incurred on their behalf.

     Other income for the quarter ended December 31, 2001 of $16,000 was comprised of the minority interest share of the subsidiaries' net loss offset by a loss on an equity investment. Other expense for the six months ended December 31, 2001 of $38,000 consisted of a loss on an equity investment and minority interest earnings. Other income of $40,000 for the comparable prior year periods consisted of gains on the sales of non-operating assets.

     Provision For Income Taxes. Income tax expense was $2.5 million and $2.4 million for the quarters ended December 31, 2001 and 2000, respectively, reflecting an effective tax rate of 38.0%, representing federal and state tax expected to be due after annualizing income to the fiscal year end. Income tax expense was $5.3 million and $4.8 million for the six months ended December 31, 2001 and 2000, respectively.

     Extraordinary Item. During the quarter ended December 31, 2001, the Company finalized its accounting for the May 2001 acquisition of a business telephone distributor. The Company collected $1.3 million more of the purchased accounts receivable than it had previously estimated to be collectible. As a result, the fair value of the assets acquired in the acquisition exceeded the purchase price by $1.3 million. In accordance with SFAS 141, this amount was recognized as an extraordinary gain, net of $508,000 in taxes, during the quarter and six months ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Net Income. For reasons discussed above, net income increased by 24% to $4.9 million for the quarter ended December 31, 2001 from $3.9 million for the comparable prior year quarter. Net income for the six months ended December 31, 2001 increased 21% to $9.4 million from $7.8 million for the comparable year period. Net income as a percentage of sales was 2.4% for both the quarter and six months ended December 31, 2001 compared to 2.7% and 2.6%, respectively, for the comparable prior year periods. Without the after tax cost of $521,000 from the software impairment and the extraordinary gain of $829,000, net income for the quarter ended December 31, 2001 would have been $4.6 million, an increase of 16% from $3.9 million for the quarter ended December 31, 2000.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under the Company's revolving credit facility, and, to a lesser extent, proceeds from the exercise of stock options.

     In July 2001, the Company put in place a new revolving credit facility with its bank group extending the maturity of the facility to September 2003 with a borrowing limit of the lesser of (i) $80 million or (ii) the total of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or
(b) $40 million. The facility bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company's funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The effective interest rate at December 31, 2001 was 3.86% and the outstanding balance was $34.2 million on a borrowing base that exceeded $80 million, leaving $45.8 million available for additional borrowings. In connection with the acquisition of a Miami-based distributor on November 9, 2001 (see Note 6), the Company obtained waivers to allow it to guarantee 52% of the subsidiary's line of credit and 52% of the subsidiary's trade payables. The Company was in compliance with the remaining covenants at December 31, 2001.

     Cash provided by operating activities was $5.7 million for the six months ended December 31, 2001 compared to $13.3 million used in operations for the six months ended December 31, 2000. For the six months ended December 31, 2001, cash was principally provided by $9.4 million in net income and a $9.3 million decrease in inventory, partially offset by a $13.8 million increase in accounts receivable and a $2.3 million reduction in accounts payable and accrued expenses. For the six months ended December 31, 2000, cash was provided by $7.8 million in net income and principally used to fund a $27.0 million increase in inventory, partially offset by a $5.3 increase in trade payables. The number of days' sales outstanding (DSO) in ending trade receivables at June 30, 2001 and December 31, 2001 was 45 and 46 days, respectively. Inventory turns were 3.9 and
4.6 turns for the quarters ended June 30, 2001 and December 31, 2001, respectively. This improvement was driven by higher sales in the December 2001 quarter without a corresponding increase in inventory.

     Cash used in investing activities for the six months ended December 31, 2001 included $17.7 million cash paid primarily for the acquisition of two bar code distributors in July 2001 and November 2001 and $4.9 million for capital expenditures. For the six months ended December 31, 2000, $3.0 million of cash was used in investing activities primarily for capital expenditures.

     Cash provided by financing activities for the six months ended December 31, 2001 was $17.3 million primarily from advances on the revolving line of credit. Cash provided by financing activities for the six months ended December 31, 2000 was $12.8 million primarily from the closing of a real estate loan for $7.4 million and advances on the revolving line of credit of $4.3 million.

     The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $525,000.

     The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

     Accounting Standards Recently Adopted - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and clarifies the criteria for recognition of intangible assets acquired in a business combination (including business combinations recorded in prior periods) separately from goodwill. SFAS 141 also requires that if the fair value of the net assets acquired exceeds the cost of the acquired entity, then the excess should be recognized as an extraordinary gain. SFAS 142 discontinues the amortization of goodwill and requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. The Company early-adopted SFAS 142 and the Company's initial assessment of goodwill impairment indicated that goodwill was not impaired.

     Accounting Standards Not Yet Adopted - In October 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will become effective in the Company's fiscal year beginning July 1, 2002. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect, if any, that adoption of the standard will have on the Company's financial position and results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

         The Company's principal exposure to changes in financial market conditions in the normal course of its business is a result of its bank borrowings and, to a much lesser extent, transacting business in Canadian or Mexican currency in connection with its Canadian and Mexican operations.

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company's revolving line of credit would have resulted in an increase or decrease of approximately $157,000 in pre-tax income for the quarter ended December 31, 2001. The Company does not currently use derivative instruments to adjust its interest rate risk profile.

         The Company is minimally exposed to changes in foreign exchange rates in connection with its foreign (Canada, Mexico, South America and Europe) operations. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to support these operations. The amount of the Company's cash deposits denominated in these currencies has not been, and is not expected to be, material. Furthermore, the Company has no capital expenditure or other purchase commitments denominated in any foreign currency. The Company does not utilize forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company's foreign exchange rate risk profile. The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are included in selling, general and administrative expenses.

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 2001, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable

Item 2. Changes in Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.
        (a) The Company's annual meeting of shareholders was held on December 6, 2001.
        (b) The five directors listed below were selected at the meeting. The Company has no other directors whose term of office continued after the meeting.

                                                  Number of Shares
                                                  ----------------

                   Nominees                       For                 Withheld
                   --------                       ---                 --------

                   Michael L. Baur                4,324,283            686,765
                   James G. Foody                 4,979,572             31,476
                   Steven R. Fischer              4,979,572             31,476
                   Steven H. Owings               4,329,483            681,565
                   John P. Reilly                 4,979,523             31,525

        (c) Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

                                                  Number of Shares
                                                  ----------------

                   For                            4,975,174
                   Against                           34,362
                   Abstain                            1,512

        (d) Proposal to approve amendment to the Company's Non-Employee Director Plan


                                                  Number of Shares
                                                  ----------------

                   For                            3,285,338
                   Against                        1,721,008
                   Abstain                            4,702


Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K. None

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SCANSOURCE, INC.



                                                      /s/ Michael L. Baur
                                                    ----------------------------
                                                    MICHAEL L. BAUR
                                                    Chief Executive Officer


                                                      /s/ Jeffery A. Bryson
                                                    ----------------------------
                                                    JEFFERY A. BRYSON
                                                    Chief Financial Officer

Date: February 14, 2002