Form 10-Q
period 2002-03-21
SCANSOURCE INC
filed 2002-05-15
CIK 918965

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ___________________ to
    ____________________

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

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ____
    -----

As of March 31, 2002, 5,812,108 shares of the registrant's common stock, no par value, were outstanding.

                                SCANSOURCE, INC.

                               INDEX TO FORM 10-Q
                                 March 31, 2002

PART I.    FINANCIAL INFORMATION                                                          Page No.
                                                                                          --------
           Item 1.      Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets
                               as of June 30, 2001 and March 31, 2002.....................       3
                        Condensed Consolidated Income Statements
                               for the Quarters and Nine Months Ended
                               March 31, 2001 and 2002....................................       5
                        Condensed Consolidated Statements of
                               Cash Flows for the Nine Months Ended
                               March 31, 2001 and 2002....................................       7
                        Notes to Condensed Consolidated Financial Statements..............       8
           Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..........................      20
           Item 3.      Quantitative and Qualitative Disclosures About Market
                              Risk........................................................      26

PART II.   OTHER INFORMATION

           Item 1.      Legal Proceedings.................................................      27
           Item 2.      Changes in Securities and Use of Proceeds.........................      27
           Item 3.      Defaults Upon Senior Securities...................................      27
           Item 4.      Submission of Matters to a Vote of Security Holders...............      27
           Item 5.      Other Information.................................................      27
           Item 6.      Exhibits and Reports on Form 8-K..................................      27

SIGNATURES ...............................................................................      28

                              CAUTIONARY STATEMENTS

       Certain of the statements contained in this Form 10-Q, as well as in the Company's other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's activities and/or actual results in fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company's dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company's ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company's entry into new product markets in which it has no prior experience, the Company's susceptibility to quarterly fluctuations in net sales and results of operations, the Company's ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's Form 10-K for the year ended June 30, 2001.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SCANSOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

        Assets                                          June 30, 2001*         March 31, 2002
        ------                                          ---------------        --------------
Current Assets:
   Cash                                                 $          594         $        1,863
   Receivables:
      Trade, less allowance for doubtful accounts
       of $6,765 at June 30, 2001 and $8,289
       at March 31, 2002                                        86,917                111,965
      Other                                                      8,118                  8,908
   Inventories                                                 154,182                166,404
   Prepaid expenses and other assets                               640                    754
   Deferred income taxes                                         9,904                 10,595
                                                        ---------------        --------------
      Total current assets                                     260,355                300,489
                                                        ---------------        --------------

Property and equipment, net                                     21,746                 26,045
Goodwill                                                         1,277                  7,640
Other assets, including identifiable intangible assets             507                    545
                                                        ---------------        --------------

      Total assets                                      $      283,885         $      334,719
                                                        ===============        ==============

* Derived from audited financial statements at June 30, 2001

See noted to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (Continued)

     Liabilities and Shareholders' Equity              June 30, 2001*         March 31, 2002
     ------------------------------------              ---------------        --------------
Current Liabilities:
   Current portion of long-term debt                   $           444        $          543
   Line of credit                                                  -                     200
   Trade accounts payable                                      154,561               164,149
   Accrued expenses and other liabilities                        9,433                 9,468
                                                       ---------------        --------------

      Total current liabilities                                164,438               174,360

Deferred income taxes                                              -                     186
Borrowings under revolving credit facility                      17,104                40,631
Long-term debt                                                   8,866                 8,738
                                                       ---------------        --------------

      Total liabilities                                        190,408               223,915
                                                       ---------------        --------------

Minority interest                                                  115                 1,421
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 3,000 shares
      authorized, none issued                                      -                     -
   Common stock, no par value; 10,000 shares
      authorized, 5,711 and 5,812 shares issued and
      outstanding at June 30, 2001 and
      March 31, 2002, respectively                              44,572                46,067
   Retained earnings                                            48,790                63,403
   Accumulated other comprehensive loss -
      cumulative currency translation adjustment                   -                     (87)
                                                       ---------------        --------------

      Total shareholders' equity                                93,362               109,383
                                                       ---------------        --------------

      Total liabilities and shareholders' equity       $       283,885        $      334,719
                                                       ===============        ==============

* Derived from audited financial statements at June 30, 2001

See noted to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                    Quarter ended             Nine months ended
                                                       March 31,                   March 31,
                                                  2001         2002           2001         2002
                                               -----------  -----------    -----------  ----------
Net sales                                      $   155,237  $   211,484    $   457,712  $  608,183
Cost of goods sold                                 135,240      188,376        403,524     542,205
                                               -----------  -----------    -----------  ----------

      Gross profit                                  19,997       23,108         54,188      65,978
                                               -----------  -----------    -----------  ----------

Operating expenses:
   Selling, general and admin. expenses             12,419       14,633         33,181      41,841
   Impairment of capitalized software                  -            -              -           840
                                               -----------  -----------    -----------  ----------
                                                    12,419       14,633         33,181      42,681
                                               -----------  -----------    -----------  ----------

      Operating income                               7,578        8,475         21,007      23,297
                                               -----------  -----------    -----------  ----------

Other expense (income):
   Interest expense                                  1,032          559          2,267       2,143
   Interest income                                    (231)        (274)          (508)       (922)
   Other (income) expense                               (3)          93            (43)        131
                                               -----------  -----------    -----------  ----------
      Other expense, net                               798          378          1,716       1,352
                                               -----------  -----------    -----------  ----------
      Income before income taxes and
       extraordinary gain                            6,780        8,097         19,291      21,945

Provision for income taxes                           2,575        2,897          7,329       8,161
                                               -----------  -----------    -----------  ----------

      Income before extraordinary gain               4,205        5,200         11,962      13,784

Extraordinary gain on excess of fair value of
   net assets acquired over cost, net of
   income taxes of $508                                -            -              -           829
                                               -----------  -----------    -----------  ----------

      Net income                               $     4,205  $     5,200    $    11,962   $  14,613
                                               ===========  ===========    ===========  ==========

See noted to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                   (continued)

                                                    Quarter ended             Nine months ended
                                                       March 31,                   March 31,
                                                  2001         2002           2001         2002
                                               -----------  -----------    -----------  ----------
Per share data:
   Basic earnings per share:
      Income before extraordinary gain         $      0.74  $      0.90    $      2.11  $     2.40

      Extraordinary gain on excess of fair
       value of net assets acquired over
       cost, net of income taxes                       -            -              -          0.14
                                               -----------  -----------    -----------  ----------

      Net income                               $      0.74  $      0.90    $      2.11  $     2.54
                                               ===========  ===========    ===========  ==========

      Weighted-average shares outstanding            5,703        5,781          5,674       5,743
                                               ===========  ===========    ===========  ==========

   Diluted earnings per share:
      Income before extraordinary gain         $      0.69  $      0.83    $      1.96  $     2.23

      Extraordinary gain on excess of fair
       value of net assets acquired over
       cost, net of income taxes                       -            -              -          0.13
                                               -----------  -----------    -----------  ----------

      Net income                               $      0.69  $      0.83    $      1.96  $     2.36
                                               ===========  ===========    ===========  ==========

      Weighted-average shares outstanding            6,060        6,238          6,118       6,188
                                               ===========  ===========    ===========  ==========

See noted to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                       Nine Months Ended March 31,
                                                                          2001           2002
                                                                      -------------  -------------
Cash flows from operating activities:
  Net income                                                          $      11,962  $      14,613
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Extraordinary gain, net of income taxes                                    -             (829)
     Depreciation and amortization                                            3,207          3,373
     Provision for doubtful accounts                                          1,359          3,850
     Impairment of capitalized software                                         -              943
     Deferred income tax benefit                                               (324)          (607)
     Minority interest in net income of subsidiaries                            -              170
     Changes in operating assets and liabilities, net
      of acquisitions:
        Trade receivables                                                   (14,252)       (21,283)
        Other receivables                                                     1,502             22
        Inventories                                                         (41,383)         2,372
        Prepaid expenses and other assets                                    (2,680)            40
        Other noncurrent assets                                                 (95)            65
        Trade accounts payable                                               37,657            643
        Accrued expenses and other liabilities                                1,730           (599)
                                                                      -------------  -------------
     Net cash (used in) provided by operating activities                     (1,317)         2,773
                                                                      -------------  -------------
Cash flows used in investing activities:
   Capital expenditures                                                      (5,374)        (7,525)
   Cash paid for business acquisitions                                          -          (17,718)
                                                                      -------------  -------------
     Net cash used in investing activities                                   (5,374)       (25,243)
                                                                      -------------  -------------

Cash flows from financing activities:
   Net advances (payments) on revolving credit, net                          (5,987)        22,950
   Proceeds from long-term debt borrowings                                    7,350            -
   Repayments of long-term debt borrowings                                     (132)          (619)
   Exercise of stock options                                                  1,308          1,495
                                                                      -------------  -------------
     Net cash provided by financing activities                                2,539         23,826
                                                                      -------------  -------------
Effect of exchange rate changes upon cash                                       -              (87)
                                                                      -------------  -------------
Increase (decrease) in cash                                                  (4,152)         1,269

Cash at beginning of period                                                   4,612            594
                                                                      -------------  -------------
Cash at end of period                                                 $         460   $      1,863
                                                                      =============  =============

See notes to condensed consolidated financial statements (unaudited).

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

       Certain prior year amounts have been reclassified to conform with the current year presentation in the accompanying financial statements.

(2) BUSINESS DESCRIPTION AND SUMMARY OF CRITICAL AND OTHER SIGNIFICANT ACCOUNTING POLICIES

       ScanSource, Inc. ("Company") is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and Internet-based fulfillment to manufacturers and others in specialty technology markets. The Company has two distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America and Europe. The North American distribution segment markets automatic data capture (ADC) and point-of-sale
(POS) products through its ScanSource sales unit, business telephone equipment through its Catalyst Telecom sales unit and converged communications products through its Paracon sales unit. A third segment, ChannelMax, is a provider of logistics, e-fulfillment services and web storefronts.

       Consolidation Policy - The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Minority Interest - Minority interest is the portion of common stock and earnings from operations of subsidiaries of the Company owned by minority shareholders. As discussed in Note 6, on September 28, 2001 and November 9, 2001, the Company acquired two 52% owned subsidiaries. During October 2001, the Company's share of ChannelMax was reduced from 95% to 90%.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

       Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves, to reduce inventories to the lower of cost or market. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

       We believe the following critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements:

       Allowance for Uncollectible Accounts Receivable - The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable considering a number of factors, including:
(1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. If the financial condition of the Company's customers were to deteriorate and reduce the ability of the Company's customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debts expense. Likewise, should the financial condition of the Company's customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.

       Inventory Reserves - Management determines the inventory reserves to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. An estimate is made of the market value, less costs to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than the estimated amounts, reserves may be reduced.

       Following are accounting policies that significantly affect the preparation of the consolidated financial statements:

       Revenue Recognition - Revenues are recognized for the sale of products upon shipment. The Company provides a reserve for estimated product returns and allowances. The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer who retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters and nine months ended March 31, 2001 and 2002.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

       Inventories - Inventories (consisting of automatic data capture, point-of-sale, business phone and computer telephony equipment) are stated at the lower of cost (first-in, first-out method) or market.

       Foreign Currencies - The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments other than the U.S. dollar are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period.

       Foreign currency transaction gains and losses are included in selling, general and administrative costs in the consolidated income statement and were less than 1% of operating income for the quarters and nine months ended March 31, 2001 and 2002.

       Accounting Standards Recently Adopted - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and clarifies the criteria for recognition of intangible assets acquired in a business combination (including business combinations recorded in prior periods) separately from goodwill. SFAS 141 also requires that if the fair value of the net assets acquired exceeds the cost of the acquired entity, then the excess should be recognized as an extraordinary gain. SFAS 142 discontinues the amortization of goodwill and requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. The Company early-adopted SFAS 142 and the Company's initial assessment of goodwill impairment completed in December 2001 indicated that goodwill was not impaired.

       At June 30, 2001 and March 31, 2002, the carrying value of the Company's goodwill was $1,277,000 and $7,640,000, respectively. Other assets included a $153,000 intangible asset acquired on November 9, 2001 (see Note 6), which is being amortized on a straight-line basis over its estimated five-year useful life.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

       Changes in the carrying amount of goodwill for the nine months ended March 31, 2002, by operating segment, are as follows:

                                               North
                                              American                                      International
                                            Distribution            E-Logistics             Distribution
                                              Segment                 Segment                 Segment         Total
                                              -------                 -------                 -------         -----
                                                                   (in thousands)
Balance as of June 30, 2001                   $ 1,105                 $   172                    -            $1,277

Goodwill acquired during the period             4,775                     -                     1,588          6,363
                                              -------                    ---                  -------         ------

Balance as of March 31, 2002                  $ 5,880                 $   172                 $ 1,588         $7,640
                                              =======                 =======                 =======         ======

       The following pro forma information reconciles the net income and earnings per share reported for the quarters and nine-month periods ended March 31, 2001 and 2002 to adjusted net income and earnings per share which reflect the application of SFAS No. 142 and compares the adjusted information to the current year results.

                                                    Quarter ended             Nine months ended
                                                       March 31,                   March 31,
                                                  2001         2002           2001         2002
                                               -----------  -----------    -----------  ----------
                                                   (In thousands,              (In thousands,
                                                except per share data)     except per share data)
Income before extraordinary                    $     4,205  $     5,200    $    11,962  $   13,784
 gain, as reported

Goodwill amortization                                   33            -            125           -
                                               -----------  -----------    -----------  ----------
Income before extraordinary
 gain, as adjusted                             $     4,238  $     5,200    $    12,087  $   13,784
                                               ===========  ===========    ===========  ==========

Net income, as reported                        $     4,205  $     5,200    $    11,962  $   14,613

Goodwill amortization                                   33            -            125           -
                                               -----------  -----------    -----------  ----------

Net income, as adjusted                        $     4,238  $     5,200    $    12,087  $   14,613
                                               ===========  ===========    ===========  ==========

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                    Quarter ended             Nine months ended
                                                       March 31,                   March 31,
                                                  2001         2002           2001         2002
                                               -----------  -----------    -----------  ----------
Basic earnings per share:
-------------------------
Income before extraordinary
 gain, as reported                             $      0.74  $      0.90    $      2.11  $     2.40

Goodwill amortization                                 0.00            -           0.02           -
                                               -----------  -----------    -----------  ----------
Income before extraordinary
 gain, as adjusted                             $      0.74  $      0.90    $      2.13  $     2.40
                                               ===========  ===========    ===========  ==========

Net income, as reported                        $      0.74  $      0.90    $      2.11  $     2.54

Goodwill amortization                                 0.00            -           0.02           -
                                               -----------  -----------    -----------  ----------

Net income, as adjusted                        $      0.74  $      0.90    $      2.13  $     2.54
                                               ===========  ===========    ===========  ==========

Diluted earnings per share:
---------------------------
Income before extraordinary
 gain, as reported                             $      0.69  $      0.83    $      1.96  $     2.23

Goodwill amortization                                 0.01            -           0.02           -
                                               -----------  -----------    -----------  ----------

Income before extraordinary
 gain, as adjusted                             $      0.70  $      0.83    $      1.98  $     2.23
                                               ===========  ===========    ===========  ==========

Net income, as reported                        $      0.69  $      0.83    $      1.96  $     2.36

Goodwill amortization                                 0.01            -           0.02           -
                                               -----------  -----------    -----------  ----------

Net income, as adjusted                        $      0.70  $      0.83    $      1.98  $     2.36
                                               ===========  ===========    ===========  ==========

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

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(3) REVOLVING CREDIT FACILITY AND LINE OF CREDIT

     In July 2001, the Company put in place a new revolving credit facility with its bank group extending the maturity of the facility to September 2003 with a borrowing limit of the lesser of (i) $80 million or (ii) the total of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or
(b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company's funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and fixed charge coverage ratio of not less than 2.75. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The effective interest rate at March 31, 2002 was 3.87% and the outstanding balance was $40.6 million on a borrowing base that exceeded $80 million, leaving $39.4 million available for additional borrowings. The Company was in compliance with the various covenants at March 31, 2002.

       One of the Company's subsidiaries has an asset based line of credit agreement with a bank that is due on demand. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic receivables and 50% of foreign receivables, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank's prime rate of interest plus one percent (5.75% at March 31, 2002). All of the subsidiary's assets collateralize the line of credit. The Company has guaranteed 52% of the balance on the line, while the remaining 48% of the balance is guaranteed by the subsidiary's minority shareholder. At March 31, 2002, the outstanding balance on the line of credit was $200,000, outstanding standby letters of credit totaled $40,000 and $360,000 was available for additional borrowings.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(4) LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2001 and March 31, 2002:

                                                                                   June 30,         March 31,
                                                                                    2001              2002
                                                                                    ----              ----
Note payable to a bank, secured by distribution center land and building;
monthly payments of principal and interest of $65,000;
3.77% variable interest rate; maturing in 2005                                   $7,168,000        $6,842,000

Note payable to a bank, secured by office, land and building; monthly payments of principal and interest of $15,000; 9.19% fixed
interest rate; maturing in 2006                                                   1,646,000         1,623,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.77% variable interest
rate; maturing in 2006                                                              496,000           447,000

Capital leases with monthly principal payments ranging from $33 to
$1,391 and interest at 7.57% to 11.75%                                                  ---           369,000
                                                                                 ----------        ----------
                                                                                  9,310,000         9,281,000
Less current portion                                                                444,000           543,000
                                                                                 ----------        ----------
                                                                                 $8,866,000        $8,738,000

       The note payable secured by the distribution center contains certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio; the payment of dividends is prohibited. The Company was in compliance with the various covenants at March 31, 2002.

       The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $525,000. As of March 31, 2002, the limited liability company owned assets with a fair market value in excess of $2.3 million and owed liabilities of approximately $2.1 million.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

(5) EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

                                               Net            Weighted         Per Share
                                              Income         Avg. Shares         Amount
                                              ------         -----------         ------
                                                    (in thousands)
Three months ended March 31, 2002:
   Basic earnings per share                  $5,200              5,781           $ 0.90
                                                                                 ======
   Effect of dilutive stock options                                457
                                             ------              -----
   Diluted earnings per share                $5,200              6,238           $ 0.83
                                             ======              =====           ======

Three months ended March 31, 2001:
   Basic earnings per share                  $4,205              5,703           $ 0.74
                                                                                 ======
   Effect of dilutive stock options                                357
                                             ------              -----
   Diluted earnings per share                $4,205              6,060           $ 0.69
                                             ======              =====           ======

Nine months ended March 31, 2002:
   Basic earnings per share                 $14,613              5,743           $ 2.54
                                                                                 ======
   Effect of dilutive stock options                                445
                                            -------             ------
   Diluted earnings per share               $14,613              6,188           $ 2.36
                                            =======              =====           ======

Nine months ended March 31, 2001:
   Basic earnings per share                 $11,962              5,674           $ 2.11
                                                                                 ======
   Effect of dilutive stock options                                444
                                            -------             ------
   Diluted earnings per share               $11,962              6,118           $ 1.96
                                            =======              =====           ======

(6) ACQUISITIONS AND EXTRAORDINARY GAIN

       On July 27, 2001, the Company's distribution segment purchased the operating assets of Positive ID Wholesale, ("Positive ID") a division of Azerty, Inc., a subsidiary of United Stationers. Positive ID was a distributor of automatic data capture products for whom the Company paid approximately $14.3 million in cash. The acquisition allowed the Company to reach additional customers and added sales and technical support employees in a new Buffalo, New York sales office. Accordingly, the Company's purchase price to obtain this additional domestic market share and technical support exceeded the fair value of the net assets acquired. The acquisition was accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, principally accounts receivable and inventories, and approximately $4.1 million of goodwill resulted from the acquisition. The fair value of the accounts receivable and inventories acquired was based on preliminary estimates of amounts to be realized and may be revised if realization is different from the preliminary estimates. However, any adjustments resulting from the ultimate determination of the fair value of the net assets acquired is not expected to have a significant effect on the Company's financial position or results of operations.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS


        On November 9, 2001, the Company's distribution segment purchased 52% of the stock of Netpoint International, a Miami-based distributor of ADC and POS equipment to the Latin American marketplace. The acquisition added new employees to and provided geographic expansion for the Company's business into Latin America. Accordingly, the Company's purchase price exceeded the fair value of the net assets acquired. The Company paid approximately $2.6 million in cash and assumed certain liabilities. The acquisition was accounted for by the purchase method of accounting. Operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, principally accounts receivable and inventories, and approximately $1.6 million of goodwill resulted from the acquisition. The fair value of the accounts receivable and inventories acquired was based on preliminary estimates of amounts to be realized and may be revised if realization is different from the preliminary estimates. However, any adjustments resulting from the ultimate determination of the fair value of the net assets acquired is not expected to have a significant effect on the Company's financial position or results of operations. The Company has a commitment to purchase the remaining 48% of the stock at a predetermined multiple of pre-tax earnings over the next nine years.

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

                                                    July 1, 2000 to     July 1, 2001 to
                                                     March 31, 2001      March 31, 2002
                                                     --------------      --------------
Amounts in thousands, except per share data

Net sales                                                  $470,968            $615,904
Net income                                                  $12,437             $14,750
Basic earnings per share                                      $2.19               $2.57
Diluted earnings per share                                    $2.03               $2.38

        On September 28, 2001, the Company purchased 52% of the stock of Outsourcing Unlimited, Inc. ("OUI"), a provider of services to the phone reseller market, for approximately $800,000 in cash and assumed certain liabilities. The Company also has a commitment to purchase the remaining 48% of the stock at a pre-determined multiple of pre-tax earnings over the next four years. The acquisition was accounted for by the purchase method of accounting. Operating results have been included in the Company's consolidated results of operations from the date of acquisition. The acquisition will allow the Company to provide training, installation and programming services to its telephone reseller customers. Customers will be able to utilize a proven group of qualified installation and training providers. Accordingly, the Company's purchase price for the existing business exceeded the fair value of the net assets acquired. The purchase price was allocated to the fair value of the net assets acquired, and approximately $643,000 of goodwill resulted from the acquisition. The allocation was based on preliminary estimates. The finalization of the purchase accounting is not expected to have a significant effect on the Company's financial position or future results of operations. Pro forma financial information is not provided because the total revenues from this acquisition are expected to be less than 1% of total Company revenue.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS



         In May 2001, the Company's distribution segment purchased the operating assets of Pinacor, Inc., a subsidiary of MicroAge, Inc., a business telephone distributor, for approximately $17.3 million. At the acquisition date and subsequently, the preliminary fair value estimates of the net assets acquired approximated the purchase price. However, in the quarter ended December 31, 2001, the Company finalized its accounting for the acquisition and collected approximately $1.3 million more (largely arising from the resolution of disputed and aged receivables) of the purchased accounts receivable than it had previously estimated to be collectible. As a result, the fair value of the assets acquired exceeded the purchase price by approximately $1.3 million. In accordance with SFAS 141, this amount was recognized as an extraordinary gain, net of $508,000 in related income taxes, during the quarter ended December 31, 2001.

(7) SEGMENT INFORMATION

         The Company operates its business in three reportable segments.

         The first reportable segment, North American distribution, offers approximately 18,000 products for sale in three primary categories: i) automatic data capture and point-of-sale equipment sold by the ScanSource sales team, ii) business telephone equipment sold by the Catalyst Telecom sales team and iii) converged communications products by the Paracon sales team. These products are sold to more than 12,000 resellers and integrators of technology products, who are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers at March 31, 2002, no single account represented more than 10% of the Company's net sales.

        The second reportable segment, international distribution, operates in two geographic markets, South America and Europe, and offers automatic data capture and point-of-sale equipment to more than 1,000 resellers and integrators of technology products. Of its customers at March 31, 2002, no single account represented more than 10% of the Company's sales.

        The third reportable segment, e-logistics, provides real-time inventory availability and web catalog, order entry, order tracking and logistics for manufacturers and others in the automatic data capture and business telephone markets. This unit serves less than 10 customers, none of whom accounted for more than 10% of total Company sales. Certain e-logistics sales are recognized on a net revenue recognition basis (see Note 2). During the quarter ended December 31, 2001 and the nine months ended March 31, 2002, this segment recognized an $840,000 impairment charge for capitalized software.

        The Company evaluates segment performance based on operating income. Segment results for the quarter ended March 31, 2001 have been restated to conform to the current-year presentation. Intersegment sales consist primarily of fees charged by the e-logistics segment to the North American distribution segment and sales by the North American distribution segment to the international distribution segment. All intersegment revenues and profits are eliminated in the accompanying consolidated financial statements.

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

         Accounts receivable, inventories, and distribution center property and equipment can be identified by segment. However, cash, other current assets, other property and equipment and other non-current assets are generally not distinguishable among the business segments.

         Operating results for each business unit are summarized below with historical data for the quarter and nine months ended March 31, 2001 restated to conform to the current organizational structure:


                                           Quarter ended                    Nine months ended
                                               March 31,                         March 31,
                                         2001              2002           2001               2002
                                    -------------       -----------    -----------       ------------

Sales:
    North American distribution       $ 141,794        $  201,822      $ 407,536         $  551,971
    E-logistics                          15,736             9,261         56,050             58,763
    International distribution                -             4,418              -              7,184
    Less intersegment sales              (2,293)           (4,017)        (5,874)            (9,735)
                                      ---------        ----------      ---------         ----------
                                      $ 155,237        $  211,484      $ 457,712         $  608,183
                                      =========        ==========      =========         ==========

Operating income:
    North American distribution       $  7,012         $    8,266      $  19,238         $   22,544
    E-logistics                            566                539          1,769                984
    International distribution               -               (330)             -               (231)
                                      ---------        ----------      ---------         ----------
                                      $  7,578         $    8,475      $  21,007         $   23,297
                                      =========        ==========      =========         ==========

Assets:                                                                 June 30,           March 31,
                                                                          2001               2002
                                                                      ----------        -----------
    North American distribution                                        $ 202,032         $  226,645
    E-logistics                                                           45,693             53,134
    International distribution                                                 -             15,354
    Corporate                                                             36,160             39,586
                                                                      ----------        -----------
                                                                       $ 283,885         $  334,719
                                                                       =========         ==========

                        SCANSOURCE, INC. AND SUBSIDIARIES
                    NOTES TO UNADUITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

(8) SUBSEQUENT EVENT

On May 7, 2002, the Company purchased 100% of the shares of ABC Technology Distribution, Ltd., a bar code and electronic point-of-sale distributor based in the United Kingdom, for approximately $2.4 million in cash. The acquisition allowed the Company to expand its European customer base and to add employees and an office in the United Kingdom, furthering the Company's expansion of its European operations. Accordingly, the Company's purchase price exceeded the fair value of the net assets acquired. The acquisition will be accounted for by the purchase method of accounting, and accordingly, the operating results will be included in the Company's consolidated results of operations from the date of the acquisition. The allocation of the purchase price to the fair value of the net assets acquired has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales.  The following tables summarize the Company's sales results:

                                            Quarter ended
                                              March 31,                            Percentage
                                         2001           2002        Difference       Change
                                         ----           ----        ----------       ------
                                                   (In thousands)

North American distribution         $ 141,794     $  201,013      $    59,219         41.8%
E-logistics                            13,443          6,053           (7,390)       -55.0%
International distribution                  -          4,418            4,418            -
                                    ---------     ----------      -----------       -------
Net Sales                           $ 155,237     $  211,484      $    56,247         36.2%
                                    =========     ==========      ===========       ======

                                           Nine months ended
                                               March 31,                           Percentage
                                         2001           2002        Difference       Change
                                         ----           ----        ----------       ------
                                                   (In thousands)

North American distribution         $ 407,536     $  551,059      $   143,523         35.2%
E-logistics                            50,176         49,940             (236)        -0.5%
International distribution                  -          7,184            7,184            -
                                    ---------     ----------      -----------       -------
Net Sales                           $ 457,712     $  608,183      $   150,471         32.9%
                                    =========     ==========      ===========       ======

         North American distribution sales include sales to the United States, Canada (less than 5% of total sales) and Mexico (less than 1% of total sales) from the Company's Memphis, Tennessee distribution center. The increase in North American distribution sales was driven by strong sales across all product categories, particularly business telephones. Growth of net sales resulted from increased sales to existing customers through competitive product pricing and marketing efforts to reach specialty technology resellers. Sales also increased due to the addition of new customers, additional sales representatives, and expansion of the product line via the acquisition of two bar code / POS distributors in July and November 2001 and a phone distributor in May 2001.

         The decrease in sales in the E-logistics segment is primarily due to the renegotiation of a customer's contract to qualify for net fee revenue recognition, rather than gross revenue recognition, effective in December 2001. The primary change in the contract is that the Company no longer contractually bears inventory and accounts receivable risk. Had the contract been accounted for on a net fee revenue basis for all of the nine months ended March 31, 2002, pro forma E-logistics sales would have been $16.6 million. Had this qualified for net fee revenue recognition in the quarter and nine months ended March 31, 2001, pro forma net sales for the E-logistics segment would have been $6.3 million and $32.5 million, respectively. The remainder of the decrease in sales reflects a continued shift by some customers out of the e-logistics segment into the distribution segment and the Catalyst Telecom sales unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The International distribution segment commenced in November 2001 with the acquisition of Netpoint International, a Miami-based distributor which sells primarily to Latin and South America. Also in January 2002, the Company opened a headquarters and distribution center in Liege, Belgium, serving all of Europe.

Gross Profit.  The following tables summarize the Company's gross profit:

                                Quarter ended             Percentage of Sales
                                  March 31,                    March 31,
                                2001      2002              2001    2002
                                ----      ----              ----    ----
                                (In thousands)

North American distribution  $  18,929  $ 21,212           13.3%    10.6%
E-logistics                      1,068     1,263            7.9%    20.9%
International distribution           -       633               -    14.3%
                             ---------  --------          -------   ----
Gross Profit                 $  19,997  $ 23,108           12.9%    10.9%
                             =========  ========           ====     ====

         Gross profit as a percentage of sales for the quarter ended March 31, 2002 was comparable to the most recent three quarters, which ranged from 10.6% to 11.1% of sales. During the quarter ended March 31, 2001, the North American distribution segment had higher than expected margins due to a change in order mix, a reevaluation of inventory reserves, and some non-recurring rebates received during that period. Excluding these items, pro forma gross profit for the quarter and nine months ended March 31, 2001 would have been 10.8% and 11.6%, respectively, for this segment.

         The increase in the E-logistics gross profit margin during the quarter and nine months ended March 31, 2002 is attributable to the renegotiation of the customer contract to qualify for net fee revenue recognition discussed above.

                                Nine months ended           Percentage of Sales
                                  March 31,                      March 31,
                               2001          2002             2001      2002
                               ----          ----             ----      ----
                              (In thousands)

North American distribution  $   50,073   $ 61,121            12.3%     11.1%
E-logistics                       4,115      3,877             8.2%      7.8%
International distribution            -        980               -      13.6%
                             ----------   --------          ---------   -----
Gross Profit                 $   54,188   $ 65,978            11.8%     10.8%
                             ==========   ========            ====      ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Operating Expenses.  The following table summarizes the Company's operating expenses:

                                                                           Percentage of Sales
              March 31,                                      Percentage         March 31,
               2001              2002          Difference      Change      2001         2002
               ----              ----          ----------      ------      ----         ----
                              (In thousands)
Quarter      $   12,419       $  14,633         $  2,214       17.8%         8.0%         6.9%
Nine months  $   33,181       $  42,681         $  9,500       28.6%         7.2%         7.0%

         Operating expenses as a percentage of sales for the quarter ended March 31, 2002 was comparable to the most recent three quarters, which ranged from 6.9% to 7.2% of sales. Operating expenses in the quarter ended March 31, 2002 included approximately $500,000 to begin the European operations and a $250,000 fee paid for the first phase of a tax consulting project. Excluding these items, pro forma operating expenses for the quarter ended March 31, 2002 would have been $13.9 million and 6.6% of sales. During the quarter ended March 31, 2001, the Company accrued a $2.4 million discretionary contribution to its 401(k) plan and a $600,000 charitable contribution. These expenses were partially offset by bad expense being $470,000 lower than historical experience. Excluding these items, pro forma operating expenses for the quarter ended March 31, 2001 would have been $9.9 million and 6.4% of sales.

         Operating expenses for the nine months ended March 31, 2002 included the items noted above and an impairment of capitalized software of $840,000, a discretionary $800,000 profit sharing contribution to the 401(k) plan, and a $400,000 higher-than-expected increase in bad debt expense. During the nine months ended March 31, 2002 the Company also settled a claim with a former customer resulting in a $924,000 recovery of operating expenses that partially offset the increases noted above. Without the effects of the unusual items, pro forma operating expenses would have been 6.7% for each of the nine month periods ended March 31, 2001 and 2002, respectively.

         Operating Income. The following table summarizes the Company's operating income:

                                                                       Percentage of Sales
                        March 31,                          Percentage       March 31,
                    2001        2002          Difference     Change     2001         2002
                   -----        ----          ----------     ------     ----         ----
                     (In thousands)

Quarter         $    7,578     $   8,475      $    897       11.8%      4.9%         4.0%
Nine months     $   21,007     $  23,297      $  2,290       10.9%      4.6%         3.8%

         Operating margins for March 31, 2002 were lower than the prior year due to a more competitive market landscape. Without the additional $500,000 in operating expenses to begin European operations and the $250,000 fee paid for tax consulting, the March 2002 pro forma operating margin would have been 4.4%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarters ended March 31, 2001 and 2002 was $1 million and $559,000, respectively, reflecting interest paid on borrowings on the Company's line of credit and long-term debt. Interest expense for the quarter ended March 31, 2002 was lower due to the decline in interest rates over the past year.

         Interest income for the quarters ended March 31, 2001 and 2002 was $231,000 and $274,000, respectively, representing interest principally collected from customers. Interest income was higher in 2002 due to the growth in certain customer programs under which customers reimburse the Company for interest incurred on their behalf.

         Other expense for the quarter ended March 31, 2002 of $93,000 was comprised of the minority interest share of the subsidiaries' net income and a loss on an equity investment. Other income for the quarter ended March 31, 2001 was $3,000.

         Provision For Income Taxes. Income tax expense was $2.6 million and $2.9 million for the quarters ended March 31, 2001 and 2002, respectively, reflecting an effective income tax rate of 38.0% and 35.8%, respectively. The decrease in the tax rate is attributable to a tax consulting project that allowed the Company to capture various state incentive tax credits and other deductions. Without these tax savings, the Company's quarterly effective tax rate would have been 40.6% because no tax benefits were realized for the European operating losses. Due to the continued impact of the fiscal year 2002 tax project, the Company expects the effective tax rate to remain at approximately 36% in the quarter ending June 30, 2002; however, unless other changes are made to the Company's tax structure, the overall effective tax rate should return to the 38% to 41% range in the following quarters.

         Extraordinary Item. During the nine months ended March 31, 2002, the Company finalized its accounting for the May 2001 acquisition of Pinacor, Inc., a business telephone distributor. The Company collected $1.3 million more of the purchased accounts receivable than it had previously estimated to be collectible. As a result, the fair value of the assets acquired in the acquisition exceeded the purchase price by $1.3 million. In accordance with SFAS 141, this amount was recognized as an extraordinary gain, net of $508,000 in taxes, during the nine months ended March 31, 2002.

         Net Income. The following tables summarize the Company's net income:

                                                                              Percentage of Sales
                            March 31,                           Percentage         March 31,
                         2001        2002           Difference    Change       2001         2002
                         ----        ----           ----------    ------       ----         ----
                                 (In thousands)

Quarter              $    4,205    $  5,200         $    995       23.7%       2.7%         2.5%
Nine months          $   11,962    $ 14,613         $  2,651       22.2%       2.6%         2.4%

         The increase in the amount of net income and decline in the net income margin are attributable to the changes in operating profits and net interest expense discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations, borrowings under the Company's revolving credit facility, and, to a lesser extent, proceeds from the exercise of stock options.

         The Company's cash balance totaled $1.9 million at March 31, 2002 compared to $594,000 at June 30, 2001. Cash is generally swept to pay down the line of credit on a nightly basis. The Company's working capital increased to $112.3 million (net of $13.8 million in acquired working capital) at March 31, 2002 from $95.9 million at June 30, 2001. The increase in the working capital, net of acquisitions, primarily resulted from a $21.3 million increase in accounts receivable. This was partially offset by a $2.4 million decrease in inventory and a $643,000 increase in accounts payable.

         The increase in the amount of accounts receivable is attributable to an increase in sales over the past nine months. However, the number of days sales outstanding (DSO) in ending trade receivables has remained comparable at June 30, 2001 and March 31, 2002 at 46 and 48 days, respectively. The decrease in the dollar value of inventory was attributable to the Company's efforts to increase sales without a corresponding increase in inventory. During the quarters ended June 30, 2001 and March 31, 2002, inventory turns also improved from 4.0 to 4.5 turns, respectively. The change in accounts payable resulted primarily from the timing of inventory purchases and related payments.

         Cash provided by operating activities was $2.8 million for the nine months ended March 31, 2002 compared to $1.3 million used in operations for the nine months ended March 31, 2001. The increase in cash provided by operating activities was primarily attributable to the increase in net income, net of the changes in current assets and liabilities discussed above.

         Cash used in investing activities for the nine months ended March 31, 2002 was $25.2 million and included $17.7 million cash paid for the acquisition of three companies ($14.3 million for Positive ID, for $2.6 million for Netpoint and approximately $800,000 for OUI) and $7.5 million for capital expenditures. The Company's capital expenditures resulted from purchases of software for warehouse management and customer relationship management (CRM) for the sales department, as well as a CRM package for the credit department, and furniture and equipment. For the nine months ended March 31, 2001, the Company's capital expenditures approximated $5.4 million, primarily for furniture and equipment.

         The Company's net borrowings under the Company's credit facility with its bank group totaled $40.6 million at March 31, 2002 compared to $17.1 million at June 30, 2001 reflecting cash requirements for the Company's acquisitions and capital expenditures noted above. The credit facility has a borrowing limit of the lesser of (i) $80 million or (ii) the total of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. On March 31, 2002, the borrowing base exceeded $80 million, leaving $39.4 million available for additional borrowings. The credit facility matures on September 2003 and bears interest at the 30 day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company's funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75. At March 31, 2002, the effective interest rate was 3.87%. Accounts receivable and eligible inventory collateralize the revolving credit facility. The credit agreement contains certain financial covenants including minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company was in compliance with the various covenants at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cash provided by financing activities for the nine months ended March 31, 2002 totaled $23.8 million, including the cash provided by borrowings under the Company's credit facility. Cash provided by financing activities for the nine months ended March 31, 2001 totaled $2.5 million, primarily from long-term debt borrowings.

         The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $525,000. As of March 31, 2002, the limited liability company owned assets with a fair market value in excess of $2.3 million and owed liabilities of approximately $2.1 million.

         The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

         Accounting Standards Recently Adopted - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and clarifies the criteria for recognition of intangible assets acquired in a business combination (including business combinations recorded in prior periods) separately from goodwill. SFAS 141 also requires that if the fair value of the net assets acquired exceeds the cost of the acquired entity, then the excess should be recognized as an extraordinary gain. SFAS 142 discontinues the amortization of goodwill and requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. The Company early-adopted SFAS 142 and the Company's initial assessment of goodwill impairment completed in December 2001 indicated that goodwill was not impaired.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to changes in financial market conditions in the normal course of its business is a result of its bank borrowings and, to a much lesser extent, transacting business in foreign currencies in connection with its foreign operations.

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes a revolving credit facility with a bank used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company's revolving line of credit would have resulted in an increase or decrease of approximately $129,000 in pre-tax income for the quarter ended March 31, 2002. The Company does not currently use derivative instruments to adjust its interest rate risk profile.

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

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at March 31, 2002, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

Date:  May 15, 2002