Form 10-K
period 2002-06-30
SCANSOURCE INC
filed 2002-09-30
CIK 918965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to                         .

Commission File Number: 1-12842

SCANSOURCE, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-0965380
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 Logue Court
Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

(864) 288-2432
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at August 31, 2002 was $300,716,000, as computed by reference to the average closing prices of such stock on such date.

As of September 19, 2002, 5,861,481 shares of the Registrant’s Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002 are incorporated by reference into Parts II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    Business.

ScanSource Inc. (“ScanSource” or the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The business consists of three reporting segments – North American distribution, international distribution and ChannelMax. The North American distribution segment markets automatic data capture (“ADC”) and point-of-sale (“POS”) products through its ScanSource sales unit, business telephone and converged communications equipment through its Catalyst Telecom sales unit and converged communications products through its Paracon sales unit. The international distribution segment markets ADC and POS products in Latin America and Europe. The third segment, ChannelMax, provides web order entry and logistics services. See Note 9 to the consolidated financial statements of the Company for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates. See Note 10 to the consolidated financial statements of the Company for information concerning the Company’s acquisitions of Positive ID Wholesale in July 2001, Outsourcing Unlimited in September 2001, Netpoint International in November 2001, and ABC Technology Distribution in May 2002.

North American Distribution Segment

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

ScanSource vendors include most of the leading ADC and POS manufacturers, including Cherry Electrical, Citizen, Cognitive Solutions, Datamax, Elo, Epson America, Hand Held Products, IBM, Intermec, Ithaca Peripherals, Javelin, Magtek, Metrologic, Micro-Touch Systems, MMF Cash Drawer, Monarch Marking Systems, NCR, Pioneer, PSC, StrandWare, Symbol Technologies, 3M and Zebra Technologies.

Catalyst Telecom Sales Unit

The Catalyst Telecom sales team markets business telephone systems and is a distributor of Avaya voice, data and converged communications solutions, including Avaya Enterprise, Express and IP (internet protocol) products. Catalyst Telecom also markets products complementary to the Avaya product line from vendors including Adtran, Bogen, MCK Communications, Panamax, Plantronics and Polycom.

Paracon Sales Unit

The Paracon sales team markets business communications systems – specifically converged communications and computer telephony integration products from Intel. Converged communications products combine traditional voice technologies with data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet.

International Distribution Segment

The Company’s international distribution segment markets ADC and POS products exclusively to technology resellers and integrators in the Latin American and European markets. Key vendors include most of the same vendors that supply the ScanSource sales unit of the North American distribution segment.

The international distribution segment commenced operations in November 2001, when the Company acquired a majority interest in Netpoint International, a Miami-based distributor of ADC and POS equipment to the Latin American market. In January 2002, the Company commenced operations in Europe with the establishment of a warehouse and sales office in Liege, Belgium. In May 2002, the Company purchased ABC Technology Distribution, a distributor of ADC and POS products based in the United Kingdom, allowing the Company to expand its European operations and expand its sales to former ABC customers in the United Kingdom.

See “Risks Attendant to Forward Looking Statements” below and Exhibit 99.1 to this report for a discussion of certain risks relating to the Company’s international operations.

ChannelMax Segment

ChannelMax is the segment that provides real-time inventory availability and web catalog, order entry, order tracking and logistics for manufacturers and others in specialty technology markets. Currently ChannelMax has contracts to provide its logistics services for manufacturers such as Avaya and Symbol and resellers such as Expanets, which is the largest nationwide phone reseller.

Products and Markets

The Company currently markets over 23,000 products from over 60 hardware and software vendors from its central warehouse in Memphis, Tennessee to over 13,000 reseller customers.

ADC technology incorporates the capabilities for electronic recognition and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, keyboard wedges, and magnetic stripe readers. As ADC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as medical research. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Business telephone products include private branch exchanges (PBXs), key systems, telephone handsets and cabling and computer telephony components used in voice, fax, data, voice recognition, call center management and IP telephony applications. Converged communication products combine voice, fax, conferencing, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, PBX integration products and carrier-class board systems-level products.

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

Competition among an expanding number of manufacturers has caused product prices to decrease and product applications to expand, which has resulted in an increasing number of resellers entering the market in order to support a broader base of potential end-users. As the number of resellers and end-users has grown, competition among manufacturers and within the reseller channel has intensified, resulting in a less orderly market structure. As a result of the transition of specialty technology products to open-systems (whereby a variety of manufacturers’ products can be configured together to create a system solution), both manufacturers and resellers have become more dependent upon wholesale distributors such as ScanSource for the organization and maintenance of an efficient market structure.

In addition, manufacturers that face declining product prices and rising costs of direct sales increasingly rely upon value-added wholesale distributors by outsourcing certain support functions, such as product assortment, delivery, inventory management, technical assistance and marketing. At the same time, shortened product life cycles and the introduction of new products and applications have caused resellers increasingly to rely on wholesale distributors for various inventory management, financing, technical support and related functions. The Company believes that as the reseller market grows and becomes more fragmented, and as specialty technology products continue to transition to open systems, the wholesale distribution channel in which the Company operates will become increasingly more important.

Vendors

The Company’s merchandising department recruits vendors and manages important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training and the monitoring of rebate programs and various contract terms and conditions. The Company generally enters into non-exclusive distribution agreements with vendors. These agreements typically provide the Company with stock rotation and price protection provisions that may mitigate the risk of loss from slow moving inventory, vendor price reductions, product updates or obsolescence. Some of these distribution agreements contain minimum purchase requirements that the Company must meet in order to receive preferential prices. The distribution agreements are generally terminable on 30 to 120 days notice by either party.

Customers

The Company’s reseller customers currently include over 13,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. The largest customer accounted for less than 5% of the Company’s total net sales in fiscal 2002. The Company targets two types of reseller customers:

Specialty Technology VARs.

These resellers focus on selling specialty technology products as tailored software or integrated hardware solutions for their end-users’ existing applications or incorporating specialty technology products into customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceuticals, hospitality, convenience, grocery and other retail markets.

General or PC VARs.

These resellers develop computer solutions for their end-users’ microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as ADC, POS or telephony.

Sales and Electronic Commerce

The Company’s 110-member sales department consists primarily of inside sales representatives located in South Carolina, Arizona, California, Georgia, Florida, New Jersey, New York, and Washington and in Belgium, Canada, France, and the United Kingdom. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several product managers who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and product manager receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by quarterly product seminars conducted by vendors’ representatives and bi-weekly meetings among product managers, marketing and sales representatives.

Increasingly, customers rely upon the Company’s electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. Through the Company’s website, most customers can gain remote access to the Company’s information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain UPS and FedEx package tracking numbers from this site.

Marketing

The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, a product catalog which is published three times a year, periodic newsletters, management of sales leads, trade shows with software companies and vendors, direct mail and sales promotions. In addition, the Company organizes and operates its own seminars teaming with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

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

Shipping Options

Product managers and technical support personnel work together to select specific compatible products and continually develop “solution kits” or bundles to better meet the reseller’s needs. Resellers have come to trust the Company’s shipping accuracy and reliability to the extent that many no longer hold their own inventory.

Operations

Information System

The Company’s information system is a highly scalable, centralized processing system capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information system for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company’s warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company’s information system. The customer service and technical support departments employ the system for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

Central Warehouse and Shipping

The Company’s 233,000 square foot warehouse facility, located approximately eight miles from the FedEx hub facility in Memphis, Tennessee, serves all of North America. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

The Company’s objective is to ship on the same day all orders received by 8:00 p.m. Eastern Time. Orders are currently processed in the central warehouse, where bar code technology is utilized to expedite shipments and minimize shipping errors. The Company also has an automated package handling system used to send products from the picking area to invoicing stations. Upon fulfillment of the order, the package is immediately shipped to the reseller or “drop-shipped” to an end-user specified by the reseller by FedEx or UPS. The Company charges its customers local ground delivery rates for this overnight service.

Credit Services

The Company routinely offers 20-day credit terms for qualified resellers. The Company believes this policy eliminates the customer’s need to establish multiple credit relationships with a large number of manufacturers.

Competition

The markets in which the Company operates, as identified above, are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. The Company’s competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers that sell to franchisees, third-party dealers and end-users. Certain of the Company’s current and potential competitors have greater financial, technical, marketing and other resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Such competition could also result in price reductions, reduced margins and loss of market share by the Company.

Employees

As of June 30, 2002, the Company had 692 employees, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource”, “Catalyst Telecom”, and “Paracon”. The Company has been issued registrations for the marks “ScanSource” and “Catalyst Telecom” in the United States and Canada. The Company is also pursuing registrations of its trademark and service marks “ChannelMax” and “Paracon” in the United States and the registration of its trademark and service mark “ScanSource” in Europe and Latin America. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

Risks Attendant to Forward Looking Statements

Certain of the statements contained in this PART I, Item 1 (Business) and, by reference, in PART II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 7A (Quantitative and Qualitative Disclosures About Market Risks) of this Annual Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company’s dependence on vendors, product supply, senior management, information systems and other centralized functions, and third-party shippers, its ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, its entry into new product markets, through recent acquisitions and otherwise, with which it has no prior experience, its susceptibility to quarterly fluctuations in net sales and operating results, its ability to successfully manage price protection or stock rotation opportunities associated with inventory value decreases, exposure to regulations applicable to foreign markets and to fluctuations in foreign currency exchange rates and other factors described in Exhibit 99.1 to this report and in other reports and documents filed by the Company with the Securities and Exchange Commission.

ITEM 2.    Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company currently occupies over 63,000 square feet of that building for its own use, and leases the remainder of the building to third parties until additional space is required for its needs. The Company owns a 233,000 square foot distribution center in Memphis, Tennessee. The Company’s 20,000 square foot warehouse in Toronto, Canada is no longer used, but is leased through January 2003. The Company leases 16,000 square feet of office and distribution center space in Miami, Florida and 10,000 square feet of office and warehouse space in Hull, England. The Company also leases a variable amount of office and distribution center space in Liege, Belgium. The Company leases small sales offices of 5,400 square feet or less in each of Lake Forest, California; Norcross, Georgia; Union, New Jersey; Buffalo, New York; Bellingham, Washington; Mendota Heights, Minnesota; Tempe, Arizona; Mexico City, Mexico; and Vancouver, Canada. Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

ITEM 3.    Legal Proceedings.

The Company or its subsidiaries are from time to time parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability resulting from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.    Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the sections entitled “Price Range of Common Stock” and “Dividend Policy” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002.

ITEM 6.    Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002.

ITEM 8.    Financial Statements and Supplementary Data.

The financial statements listed in Item 14(a)(1) of this Form 10-K are incorporated herein by reference the corresponding sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002. The financial statement schedule listed in Item 14(a)(2) of this Form 10-K and related Independent Auditors’ Reports are included in this report on pages F-1 through F-3.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 2002 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.    Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders.

ITEM 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Consolidated Financial Statements:    The following financial statements of ScanSource, Inc. and Independent Auditors’ Reports are incorporated herein by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002:

Consolidated Balance Sheets as of June 30, 2001 and 2002

Consolidated Statements of Income for the years ended June 30, 2000, 2001 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended June 30, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

(a)(2)    Financial Statement Schedule:    The following financial statement schedule of ScanSource, Inc. and related Independent Auditors’ Reports for the years ended June 30, 2000, 2001 and 2002 are presented on pages F-1 through F-3.

Schedule II—Valuation and Qualifying Accounts

(a)(3)    Exhibits:    The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E- 2 are filed, or incorporated by reference, as part of this report.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2002

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR

Michael L. Baur Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN H. OWINGS Steven H. Owings	Chairman of the Board	September 27, 2002

/s/ MICHAEL L. BAUR Michael L. Baur	President, Chief Executive Officer and Director (principal executive officer)	September 27, 2002

/s/ JEFFERY A. BRYSON Jeffery A. Bryson	Chief Financial Officer, Vice President of Administration and Investor Relations (principal financial and accounting officer)	September 27, 2002

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	September 27, 2002

/s/ JAMES G. FOODY James G. Foody	Director	September 27, 2002

/s/ JOHN P. REILLY John P. Reilly	Director	September 27, 2002

CERTIFICATIONS

I, Michael L. Baur, certify that:

1.	I have reviewed this annual report on Form 10-K of ScanSource, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ MICHAEL L. BAUR

Michael L. Baur President and Chief Executive Officer

* * * * * * * * *

I, Jeffery A. Bryson, certify that:

1.	I have reviewed this annual report on Form 10-K of ScanSource, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ JEFFERY A. BRYSON

Jeffery A. Bryson Chief Financial Officer, Vice President of Administration and Investor Relations

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
ScanSource, Inc.:

We have audited the financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2002 and 2001 and for each of the two years in the period ended June 30, 2002, and have issued our report thereon dated August 14, 2002; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ScanSource, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Greenville, South Carolina
August 14, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
ScanSource, Inc.:

Under the date of August 16, 2000 we reported on the consolidated balance sheet of ScanSource, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended June 30, 2000. In connection with our audit of the aforementioned financial statements, we also audited the related accompanying financial statement schedule listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina
August 16, 2000

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Amounts Charged to Bad Debt Expense	Write-offs	Recoveries And Other Additions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended June 30, 2000	$5,002	2,983	(2,928)	407	$5,464

Year ended June 30, 2001	$5,464	2,746	(1,806)	361	$6,765

Year ended June 30, 2002	$6,765	5,738	(3,859)	936	$9,580

INDEX TO EXHIBITS

Exhibit Number		Description

3.1
Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

3.2		Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

4.1		Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.1	**
Stock Option Agreement dated July 1, 1993 covering stock options issued to Michael L. Baur. (Incorporated by Reference to Exhibit 10.9 to the Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.2	**
1993 Incentive Stock Option Plan (As Amended) of the Registrant and Form of Stock Option Agreement.
(Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.3	**
1994 Stock Option Plan for Outside Directors of the Registrant and Form of Stock Option Agreement.
(Incorporated by Reference to Exhibit 10.11 to the Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.4	**
1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.5
Loan and Security Agreement dated November 25, 1996 between the Registrant and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.6
Loan Modification Agreement dated January 29, 1999 by and between the Registrant and Branch Banking and Trust Company, including Addendum to Promissory Note and Modification, Increase, Renewal and Restatement of Promissory Note. (Incorporated by reference to Exhibit 10.27(b) to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.7	**
Employment Agreement dated as of July 1, 1999 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.8	**
Employment Agreement dated as of July 1, 1999 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.9	**
Employment Agreement dated as of July 1, 1999 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.10	**
Stock Option Agreement dated July 18, 1996 covering stock options granted to James G. Foody. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

10.11	**
Stock Option Agreement dated December 3, 1996 covering stock options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

10.12	**
Stock Option Agreement dated December 3, 1996 covering stock options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

10.13	**
Stock Option Agreement dated January 17, 1997 covering options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

E-1

Exhibit Number		Description

10.13	**
Stock Option Agreement dated January 17, 1997 covering options granted to Steven H. Owings. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

10.14	**
Stock Option Agreement dated January 17, 1997 covering options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

10.15	**
Stock Option Agreement dated January 17, 1997 covering options granted to Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997,
Registration No. 333-20231).

10.16	**	Non-Employee Director Stock Option Plan and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K for the year ended June 30, 2001).

10.17
Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000, by and among ScanSource, Inc., Branch Bank and Trust Company of South Carolina and 4100 Quest, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.18
Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 Quest, L.L.C., and ScanSource, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.19
Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., a South Carolina corporation, the initial guarantors listed therein, the banks listed therein and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended June 30, 2001).

10.20	**
Amendment dated December 7, 2000 to Employment Agreement dated as of July 1, 1999 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended June 30, 2001).

10.21	*/**	ChannelMax, Inc. 2000 Stock Option Plan.

13.1	*	Portions of the Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2002.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of KPMG LLP.

23.2	*	Consent of Deloitte & Touche LLP.

99.1	*	Risk Factors (pursuant to safe harbor provided under Private Securities Litigation Reform Act of 1995).

99.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Management contract or compensatory plan or arrangement

E-2