Form 10-Q
period 2002-09-30
SCANSOURCE INC
filed 2002-11-14
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ____________________

Commission File Number: 000-26926

SCANSOURCE, INC.
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0965380 (I.R.S. Employer Identification No.)

6 Logue Court, Greenville, South Carolina (Address of principal executive offices)	29615 (Zip Code)

(864) 288-2432
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

As of October 18, 2002, 5,885,718 shares of the registrant's common stock, no par value, were outstanding.

SCANSOURCE, INC.

SIGNATURES	23
CERTIFICATIONS	24

Cautionary Statements

         Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company’s dependence on vendors, product supply, senior management, centralized functions, and third-party shippers, the Company’s ability to compete successfully in a highly competitive market and manage significant additions in personnel and increases in working capital, the Company’s entry into new product markets in which it has no prior experience, the Company’s susceptibility to quarterly fluctuations in net sales and results of operations, the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the Securities and Exchange Commission, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2002.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	June 30, 2002*	September 30, 2002

Assets
Current Assets:
Cash	$1,296	$3,994
Receivables:
Trade, less allowance for doubtful accounts of $9,580 at June 30, 2002 and $9,361at September 30, 2002	119,158	140,464
Other	7,860	6,367
Inventories	182,636	152,941
Prepaid expenses and other assets	1,258	1,732
Deferred income taxes	10,225	10,225

Total current assets	322,433	315,723

Property and equipment, net	25,995	26,870
Goodwill	9,575	9,841
Other assets, including identifiable intangible assets	1,029	955

Total assets	$359,032	$353,389

*	Derived from audited financial statements at June 30, 2002

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)
(Continued)

	June 30, 2002*	September 30, 2002

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$769	$773
Subsidiary lines of credit	1,559	2,014
Trade accounts payable	175,406	152,852
Accrued expenses and other liabilities	8,261	13,202
Income taxes payable	935	586

Total current liabilities	186,930	169,427

Deferred income taxes	517	492
Borrowings under revolving credit facility	43,780	49,369
Long-term debt	8,319	8,123

Total liabilities	239,546	227,411

Minority interest	1,437	1,393
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 3,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000 shares authorized, 5,831 and 5,865 shares issued and outstanding at June 30, 2002 and September 30, 2002, respectively	48,223	48,763
Retained earnings	68,732	74,723
Accumulated other comprehensive income - cumulative currency translation adjustment	1,094	1,099

Total shareholders' equity	118,049	124,585

Total liabilities and shareholders' equity	$359,032	$353,389

*	Derived from audited financial statements at June 30, 2002

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended September 30,

	2001	2002

Net sales	$188,843	$260,603
Cost of goods sold	167,931	230,408

Gross profit	20,912	30,195

Selling, general and administrative expenses	13,004	19,677

Operating income	7,908	10,518

Other expense (income):
Interest expense	894	693
Interest income	(340)	(304)
Other expense	54	205

Other expense, net	608	594

Income before income taxes	7,300	9,924

Provision for income taxes	2,774	3,933

Net income	$4,526	$5,991

Per share data:
Basic earnings per share:
Net income	$0.79	$1.02

Weighted-average shares outstanding	5,716	5,849

Diluted earnings per share:
Net income	$0.73	$0.95

Weighted-average shares outstanding	6,167	6,204

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Quarter Ended September 30,

	2001	2002

Cash flows used in operating activities:
Net income	$4,526	$5,991
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,269	1,192
Provision for doubtful accounts	326	1,480
Deferred income tax benefit	20	1
Tax benefit of stock option exercise	—	73
Minority interest in net income of subsidiaries	15	147
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(2,715)	(22,781)
Other receivables	1,133	1,194
Inventories	13,957	29,713
Prepaid expenses and other assets	71	(175)
Other noncurrent assets	36	22
Trade accounts payable	(26,449)	(22,559)
Accrued expenses and other liabilities	(252)	4,940
Income taxes payable	—	(349)

Net cash used in operating activities	(8,063)	(1,111)

Cash flows used in investing activities:
Capital expenditures	(3,018)	(2,040)
Cash paid for business acquisitions	(15,556)	(457)

Net cash used in investing activities	(18,574)	(2,497)

Cash flows from financing activities:
Advances on revolving credit, net	26,359	6,044
Repayments of long-term debt borrowings	(100)	(192)
Exercise of stock options	91	467

Net cash provided by financing activities	26,350	6,319

Effect of exchange rate changes upon cash	—	(13)

Increase (decrease) in cash	(287)	2,698

Cash at beginning of period	594	1,296

Cash at end of period	$307	$3,994

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(1) Basis of Presentation

         The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s June 30, 2002 annual report on Form 10-K. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

         Results for interim periods are not necessarily indicative of results expected for the full year, or for any subsequent period.

(2) Business Description and Certain Accounting Policies

         ScanSource, Inc. (“Company”) is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The Company has two distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America and Europe. The North American distribution segment markets automatic identification and data capture (AIDC) and point-of-sale (POS) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; and converged communications products through its Paracon sales unit. The international distribution segment markets AIDC and POS products. A third segment, ChannelMax, provides e-logistics services.

         Consolidation Policy – The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Minority Interest – Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company that is held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is included in other expense in the consolidated income statements. As discussed in Note 8, effective July 1, 2002, the Company acquired an additional 8% of the stock of Netpoint International, Inc. (“Netpoint”) and an additional 12% of Outsourcing Unlimited, Inc. (“OUI”). The Company now owns 60% of Netpoint and 64% of OUI.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

         Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves to reduce inventories to the lower of cost or market. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

         Revenue Recognition –Revenues are recognized for the sale of products upon shipment. The Company provides a reserve for estimated product returns and allowances. The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer who retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters ended September 30, 2001 and 2002.

         Inventories – Inventories (consisting of AIDC, POS, business phone and computer telephony equipment) are stated at the lower of cost (first-in, first-out method) or market.

         Foreign Currencies – The currency effects of translating the financial statements of the Company’s foreign entities that operate in local currency environments other than the U.S. dollar are included in the cumulative currency translation adjustment component of accumulated other comprehensive income. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period.

         Foreign currency transaction gains and losses are included in selling, general and administrative costs in the consolidated income statement and were less than 1% of operating income for the quarters ended September 30, 2001 and 2002.

         Accounting Standards Recently Adopted – In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business and was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 had no effect on the Company’s financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that the Company recognize costs associated with exit or

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted SFAS No. 146 on July 1, 2002. The adoption of SFAS No. 146 had no effect on the Company’s financial position and results of operations.

(3) Revolving Credit Facility and Subsidiary Lines of Credit

         The Company has a revolving credit facility with its bank group maturing on September 30, 2003, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants, including minimum net worth requirements, capital expenditure limits, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The effective interest rate at September 30, 2002 was 4.07% and the outstanding balance was $49.4 million on a calculated borrowing base that exceeded $80 million, leaving $30.6 million available for additional borrowings. Effective October 31, 2002, the Company amended its credit facility, extending its maturity date to September 30, 2004 and increasing the limit on the operating lease payment covenant. The Company was in compliance with the remaining covenants.

         One of the Company’s subsidiaries, ScanSource Latin America, has an asset-based line of credit agreement with a bank that is due on demand. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic receivables and 50% of foreign receivables, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate of interest plus one percent (5.75% at September 30, 2002). All of the subsidiary’s assets collateralize the line of credit. The Company has guaranteed 60% of the balance on the line, while the subsidiary’s minority shareholder guarantees the remaining 40% of the balance. The line of credit contains certain financial covenants including certain thresholds for the leverage ratio (liabilities to equity) and current ratio. The subsidiary was in compliance with the various covenants at June 30, 2002. At September 30, 2002, there were no outstanding borrowings on the line of credit, however, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings.

         Another of the Company’s subsidiaries, ScanSource UK, has an asset-based line of credit agreement extending to January 2003 with a borrowing limit of the lesser of £1.8 million (approximately $2.8 million) or 75% of eligible accounts receivable. The facility bears interest at the Bank of England’s prime rate plus 2.25%. The effective rate was 6.25% at September 30, 2002. All of the subsidiary’s assets collateralize the line of credit. At September 30, 2002, the outstanding balance on the line of credit was approximately $1.9 million on a borrowing base of approximately $2.8 million, leaving approximately $900,000 available for additional borrowings.

         One of the Company’s subsidiaries, ScanSource UK, also has an overdraft loan facility that is due on demand under which it can draw up to £225,000 (approximately $350,000). The facility bears interest at the Bank of England’s prime rate plus 2.5% or 3.5% depending on the level of borrowings (6.5% at September 30, 2002). All of the subsidiary’s assets collateralize this facility. At September 30, 2002, the outstanding balance on this facility was approximately $75,000 and approximately $275,000 was available for additional borrowings.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(4) Long-term Debt

         Long-term debt consists of the following at June 30, 2002 and September 30, 2002:

	June 30, 2002	September 30, 2002

Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 3.72% variable interest rate; maturing in fiscal 2006 with a balloon payment of approximately $4.9 million	$6,712,000	$6,581,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate; maturing in fiscal 2007 with a balloon payment of approximately $1.5 million	1,618,000	1,608,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.72% variable interest rate; maturing in fiscal 2006 with a balloon payment of approximately $153,000	429,000	411,000

Capital leases for equipment with monthly principal payments ranging from $33 to $1,391 and effective interest rates ranging from 7.6% to 11.75%	329,000	296,000

	9,088,000	8,896,000

Less current portion	769,000	773,000

Long-term portion	$8,319,000	$8,123,000

         The note payables secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at September 30, 2002.

         The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $496,000. As of September 30, 2002, the limited liability company had assets with a fair market value in excess of $2.3 million and liabilities of approximately $2.0 million.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(5) Earnings Per Share

         Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Income	Shares	Per Share Amount

Quarter ended September 30, 2001:
Basic earnings per share	$4,526,000	5,716,000	$0.79

Effect of dilutive stock options	—	451,000

Diluted earnings per share	$4,526,000	6,167,000	$0.73

Quarter ended September 30, 2002:
Basic earnings per share	$5,991,000	5,849,000	$1.02

Dilutive effect on earnings of ChannelMax options	(73,000)	—
Effect of dilutive stock options	—	355,000

Diluted earnings per share	$5,918,000	6,204,000	$0.95

(6) Goodwill and Other Intangible Assets

         Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill by replacing the regular amortization of goodwill with the requirement that goodwill be reviewed for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. In accordance with SFAS No. 142, no goodwill amortization was recorded for the quarters ended September 30, 2001 and 2002.

         Changes in the carrying amount of goodwill for the quarter ended September 30, 2002, by operating segment, are as follows:

	North American Distribution Segment	ChannelMax Segment	International Distribution Segment	Total

Balance as of June 30, 2002	$5,571,000	$172,000	$3,832,000	$9,575,000

Goodwill acquired during the quarter ended September 30, 2002	6,000	—	260,000	266,000

Balance as of September 30, 2002	$5,577,000	$172,000	$4,092,000	$9,841,000

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

         Identifiable intangible assets, included in other assets, consist of $337,000 in intangible assets acquired in fiscal 2002. These intangible assets are being amortized using the straight-line method over a period of 5 years. Amortization expense during the quarter ended September 30, 2002 was $17,000, and accumulated amortization at September 30, 2002 was $43,000. Amortization expense for fiscal years 2003 through 2006 is estimated to be approximately $67,000 and $42,000 for fiscal 2007.

(7) Segment Information

         The Company operates in two industry segments as a wholesale distributor of specialty technology products and a provider of e-logistics services to specialty technology markets. Based on geographic location, the Company has two distribution segments for distribution of specialty technology products. The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 1 of the Company’s June 30, 2002 annual report on Form 10-K.

         The first reportable segment, North American distribution, offers approximately 23,000 products for sale in three primary categories: i) AIDC and POS equipment sold by the ScanSource sales team, ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales team and iii) converged communications products sold by the Paracon sales team. These products are sold to more than 12,000 resellers and integrators of technology products, who are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers at September 30, 2002, no single account represented more than 10% of the Company’s consolidated net sales.

         The second reportable segment, international distribution, sells to two geographic markets, South America and Europe, and offers AIDC and POS equipment to more than 1,000 resellers and integrators of technology products. Of its customers at September 30, 2002, no single account represented more than 10% of the Company’s consolidated net sales.

         The third reportable segment, ChannelMax, provides e-logistics services for manufacturers and others in the AIDC and communication products markets. This unit serves less than 10 customers, none of whom accounted for more than 10% of Company’s consolidated net sales. Certain ChannelMax sales are recognized on a net revenue recognition basis (see Note 2).

         The Company evaluates segment performance based on operating income. Intersegment sales consist primarily of fees charged by the ChannelMax segment to the North American distribution segment and sales by the North American distribution segment to the international distribution segment. All intersegment revenues and profits have been eliminated in the accompanying consolidated financial statements.

         Accounts receivable, inventories, distribution center property and equipment and certain software can be identified by segment. However, cash, other current assets, other property and equipment, and other non-current assets are generally not distinguishable between the North American distribution and ChannelMax business segments and are listed as Corporate assets in the following table. Debt is also not distinguishable between segments.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

         Operating results for each business unit are summarized below:

	Quarter ended September 30,

	2001	2002

Sales:
North American distribution	$164,092,000	$245,584,000
ChannelMax	27,378,000	7,420,000
International distribution	—	13,300,000
Less intersegment sales	(2,627,000)	(5,701,000)

	$188,843,000	$260,603,000

Operating income:
North American distribution	$7,116,000	$9,139,000
ChannelMax	792,000	1,564,000
International distribution	—	(185,000)

	$7,908,000	$10,518,000

Depreciation and amortization:
ChannelMax	$249,000	$456,000
International distribution	—	71,000
Corporate	1,020,000	665,000

	$1,269,000	$1,192,000

	June 30, 2002	September 30, 2002

Assets:
North American distribution	$243,129,000	$238,063,000
ChannelMax	51,938,000	47,484,000
International distribution	23,788,000	26,559,000
Corporate	40,177,000	41,283,000

	$359,032,000	$353,389,000

(8) Acquisitions

         On November 9, 2001, the Company’s international distribution segment purchased 52% of the stock of Netpoint and committed to purchase the remaining 48% of the stock over the next six years at a predetermined multiple of pre-tax earnings. Effective July 1, 2002, the Company purchased an additional 8% of the stock of Netpoint. The acquisition was accounted for by the purchase method of accounting, and the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. The Company paid approximately $452,000 in cash and assumed certain liabilities. The Company’s purchase price exceeded the fair value of the net assets acquired. The purchase price was

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

allocated to the fair value of net assets acquired, principally accounts receivable and inventories, and approximately $260,000 of goodwill resulted from the acquisition. The Company has a remaining commitment to purchase the remaining 40% of the stock over the next five years.

         On September 28, 2001, the Company purchased 52% of the stock of OUI and committed to purchase the remaining 48% of the stock at a pre-determined multiple of pre-tax earnings over the next four years. Effective July 1, 2002, the Company purchased an addition 12% of the stock of OUI. The acquisition was accounted for by the purchase method of accounting, and the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. The Company paid approximately $5,000 in cash and assumed certain liabilities. The Company’s purchase price for the existing business exceeded the fair value of the net assets acquired. The purchase price was allocated to the fair value of the net assets acquired, and approximately $6,000 of goodwill resulted from the acquisition. The Company has a remaining commitment to purchase the remaining 36% of the stock over the next three years.

         Pro forma financial information is not provided for the additional acquisitions of ownership interests in Netpoint and OUI, because both are included in the Company’s consolidated financial statements, and the effect on net income from the additional acquisitions is expected to be less than 1% of the Company’s consolidated net income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net Sales. The following tables summarize the Company’s sales results, net of intersegment sales:

	Quarter ended September 30,

	2001	2002	Difference	Percentage Change

	(In thousands)

North American distribution	$164,092	$243,897	$79,805	48.6%
ChannelMax	24,751	3,406	(21,345)	-86.2%
International distribution	—	13,300	13,300	—

Net Sales	$188,843	$260,603	$71,760	38.0%

         North American distribution sales include sales to the United States, Canada (less than 4% of total sales) and Mexico (less than 1% of total sales) from the Company’s Memphis, Tennessee distribution center. The increase in North American distribution sales was driven by strong sales in the AIDC and communication product categories. Growth of net sales resulted from increased sales to existing customers through competitive product pricing and marketing efforts to reach specialty technology resellers.

         The decrease in sales in the ChannelMax segment is primarily due to the continued shift by some customers out of the ChannelMax segment into the Catalyst Telecom sales unit of the North American distribution segment. Also affecting the comparability of quarters was the December 2001 renegotiation of a customer’s contract that extended its term and lessened the amount of inventory and accounts receivable risk to the Company. As a result of those changes to the contract, revenue from the customer is now recognized on a net fee basis, rather than a gross revenue basis. Had this customer’s contract been accounted for on a gross revenue basis for the quarter ended September 30, 2002, ChannelMax revenue would have been $19.8 million rather than the $3.4 million reported amount.

         The international distribution segment commenced in November 2001 with the acquisition of Netpoint, a Miami-based distributor that exports primarily to Latin America. In January 2002, the Company opened a headquarters and distribution center in Liege, Belgium, serving all of Europe. In May 2002, the Company acquired ABC Technology Distribution, a United Kingdom-based distributor that serves the United Kingdom, Ireland and the remainder of Europe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Gross Profit. The following table summarizes the Company’s gross profit:

	Quarter ended September 30,		Percentage of Net Sales September 30,

	2001	2002	2001	2002

	(In thousands)

Gross Profit	$20,912	$30,195	11.1%	11.6%

         For the quarter ended September 30, 2002, consolidated gross margins as a percentage of net sales improved as compared with the prior year quarter principally as a result of higher international distribution gross margins of 14.8% and the effects of the renegotiation of the ChannelMax customer contract to qualify for net fee revenue recognition as discussed above. Also contributing to the improvement in gross margins as a percentage of net sales were purchase discounts associated with opportunistic inventory purchases occurring in the June 2002 quarter that were earned as the product was sold during the quarter ended September 30, 2002.

         Operating Expenses. The following table summarizes the Company’s operating expenses:

	Quarter ended September 30,				Percentage of Net Sales September 30,

	2001	2002	Difference	Percentage Change	2001	2002

	(In thousands)

Operating expenses	$13,004	$19,677	$6,673	51.3%	6.9%	7.6%

         For the quarter ended September 30, 2002, operating expenses included a discretionary profit sharing contribution to the 401(k) plan of $1.4 million, charitable contributions of approximately $700,000 and approximately $400,000 of incremental direct expenses associated with European operations. Excluding these items, pro forma operating expenses for the quarter ended September 30, 2002 would have been $17.2 million and 6.6% of sales.

         Operating Income.The following table summarizes the Company’s operating income:

	Quarter ended September 30,				Percentage of Net Sales September 30,

	2001	2002	Difference	Percentage Change	2001	2002

	(In thousands)

Operating income	$7,908	$10,518	$2,610	33.0%	4.2%	4.0%

         Operating margins as a percentage of net sales for the quarter ended September 30, 2002 were lower than the prior year quarter due to increased operating expenses as a percentage of net sales as noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarters ended September 30, 2001 and 2002 was $894,000 and $693,000, respectively, reflecting interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter ended September 30, 2002 was lower due to the decline in interest rates compared to the prior year quarter.

         Interest income for the quarters ended September 30, 2001 and 2002 was $340,000 and $304,000, respectively, principally representing interest collected from customers.

         Other expense for the quarters ended September 30, 2001 and 2002 was $54,000 and $205,000, respectively, representing the minority interest share of the Company’s majority-owned subsidiaries’ net income and the loss on an equity investment. Two of the majority-owned subsidiaries were acquired in the period after September 30, 2001.

         Provision For Income Taxes. Income tax expense was $2.8 million and $3.9 million for the quarters ended September 30, 2001 and 2002, respectively, reflecting an effective income tax rate of 38.0% and 39.6%, respectively. The increase in the tax rate is attributable to the effect of no tax benefits being recognized for the European operating losses during the quarter ended September 30, 2002.

         Net Income. The following table summarizes the Company’s net income:

	Quarter ended September 30,				Percentage of Net Sales September 30,

	2001	2002	Difference	Percentage Change	2001	2002

	(In thousands)

Net income	$4,526	$5,991	$1,465	32.4%	2.4%	2.3%

         The increase in the amount of net income and decline in the net income margin are primarily attributable to the changes in operating profits and the provision for income taxes as discussed above.

Liquidity and Capital Resources

         The Company’s primary sources of liquidity are cash flows from operations, borrowings under the Company’s revolving credit facility, and, to a lesser extent, borrowings under the Company’s subsidiaries’ lines of credit and proceeds from the exercise of stock options.

         The Company’s cash balance totaled $4.0 million at September 30, 2002 compared to $1.3 million at June 30, 2002. Cash is generally swept on a nightly basis to pay down the line of credit. The Company’s working capital increased to $146.3 million at September 30, 2002 from $135.5 million at June 30, 2002. The increase in working capital resulted primarily from a $22.8 million increase in accounts receivable and a $22.6 million decrease in accounts payable. This was partially offset by a $29.7 million decrease in inventory.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The increase in the accounts receivable balance is attributable to an increase in sales during the quarter. Days sales outstanding (DSO) in ending trade receivables remained comparable at September 30, 2002 and June 30, 2002 at 45 days. The decrease in inventory was attributable to better inventory management. For the quarter ended September 30, 2002, inventory turnover improved to 5.5 times from 4.8 times at June 30, 2002. The decrease in accounts payable resulted primarily from the reduction in inventory purchases during the quarter.

         Cash used in operating activities was $1.1 million for the quarter ended September 30, 2002 compared to $8.1 million used in operations for the quarter ended September 30, 2001. The decrease in cash used in operating activities was primarily attributable to the changes in current assets and liability accounts discussed in the above working capital analysis.

         Cash used in investing activities for the quarter ended September 30, 2002 was $2.5 million and included approximately $2.0 million for capital expenditures and $457,000 paid for the acquisition of additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI). The Company’s capital expenditures resulted from the purchases of software and furniture and equipment. For the quarter ended September 30, 2001, cash used in investing activities totaled $18.6 million, including $15.6 million paid for the Positive ID acquisition and capital expenditures of approximately $3.0 million, primarily for furniture and equipment.

         Net borrowings under the Company’s credit facility with its bank group totaled $49.4 million at September 30, 2002 compared to $43.8 million at June 30, 2002, reflecting cash requirements for the Company’s increase in working capital and capital expenditures during the quarter ended September 30, 2002, as discussed above. The credit facility has a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. At September 30, 2002, the borrowing base exceeded $80 million, leaving $30.6 million for additional borrowings. The credit facility matures on September 30, 2003 and bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1. The effective interest rate at September 30, 2002 was 4.07%. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants, including minimum net worth requirements, capital expenditure limits, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. Effective October 31, 2002, the Company amended its credit facility, extending its maturity date to September 30, 2004 and increasing the limit on the operating lease payment covenant. The Company was in compliance with the remaining covenants.

         Cash provided by financing activities for the quarter ended September 30, 2002 totaled $6.3 million, including cash provided by borrowings under the Company’s credit facility. Cash provided by financing activities for the quarter ended September 30, 2001 totaled $26.4 million, primarily from borrowings under the Company’s credit facility.

         The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $496,000. As of September 30, 2002, the limited liability company had assets with a fair market value in excess of $2.3 million and liabilities of approximately $2.0 million.

         The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business and was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 had no effect on the Company’s financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that the Company recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted SFAS No. 146 on July 1, 2002. The adoption of SFAS No. 146 had no effect on the Company’s financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

         The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and, to a much lesser extent, transacting business in foreign currencies in connection with its foreign operations.

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a revolving credit facility with a bank group used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary lines of credit would have resulted in an approximate $149,000 decrease or increase in pre-tax income for the quarter ended September 30, 2002. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

         The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico, Latin America and Europe. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and, to a lesser extent, transactions denominated in foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company’s results of operations or cash flows. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the consolidated financial statements could be adversely affected. The Company does not utilize forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company’s foreign exchange rate risk profile. The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are not material and are included in selling, general and administrative expenses.

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2002, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

Item 4.	Disclosure Controls and Procedures

         As of November 7, 2002, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to September 30, 2002.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable

Item 2.	Changes in Securities and Use of Proceeds. Not applicable

Item 3.	Defaults Upon Senior Securities. Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable

Item 5.	Other Information. Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1*	Stock Option Agreement dated June 5, 1995 covering options granted to Robert S. McLain, Jr.

10.2*	Stock Option Agreement dated July 26, 1996 covering options granted to Robert S. McLain, Jr.

10.3*	Stock Option Agreement dated December 3, 1996 covering options granted to Robert S. McLain, Jr

10.4*	Stock Option Agreement dated March 19, 1997 covering options granted to Paige Rosamond.

10.5*	1997 Catalyst Stock Option Plan of the Registrant and Form of Stock Option Agreement.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.
/s/ MICHAEL L. BAUR

MICHAEL L. BAUR Chief Executive Officer

/s/ JEFFERY A. BRYSON

JEFFERY A. BRYSON Chief Financial Officer

Date: November 14, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Michael L. Baur, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ScanSource, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MICHAEL L. BAUR

Michael L. Baur President and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Jeffery A. Bryson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ScanSource, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JEFFERY A. BRYSON

Jeffery A. Bryson Chief Financial Officer, Vice President of Administration and Investor Relations