Form 10-Q
period 2002-12-31
SCANSOURCE INC
filed 2003-02-11
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-26926

SCANSOURCE, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court, Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

(864) 288-2432

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of February 1, 2003, 12,170,970 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2002

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30, 2002*	December 31, 2002
Assets
Current Assets:
Cash	$1,296	$3,463
Receivables:
Trade, less allowance for doubtful accounts of $9,580 at June 30, 2002 and $9,710 at December 31, 2002	119,158	135,510
Other	7,860	6,106
Inventories	182,636	152,499
Prepaid expenses and other assets	1,258	1,140
Prepaid taxes	—	5,015
Deferred income taxes	10,225	10,423

Total current assets	322,433	314,156

Property and equipment, net	25,995	26,940
Goodwill	9,575	9,841
Other assets, including identifiable intangible assets	1,029	1,328

Total assets	$359,032	$352,265

*	Derived from audited financial statements at June 30, 2002

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

(Continued)

	June 30, 2002*	December 31, 2002
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$769	$779
Subsidiary lines of credit	1,559	703
Trade accounts payable	175,406	152,163
Accrued expenses and other liabilities	8,261	8,960
Income taxes payable	935	406

Total current liabilities	186,930	163,011
Deferred income taxes	517	1,295
Borrowings under revolving credit facility	43,780	40,151
Long-term debt	8,319	7,925

Total liabilities	239,546	212,382

Minority interest	1,437	1,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000 shares authorized, 11,661 and 12,160 shares issued and outstanding at June 30, 2002 and December 31, 2002, respectively	48,223	56,055
Retained earnings	68,732	80,545
Accumulated other comprehensive income—cumulative currency translation adjustment	1,094	1,813

Total shareholders’ equity	118,049	138,413

Total liabilities and shareholders’ equity	$359,032	$352,265

*	Derived from audited financial statements at June 30, 2002

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Net sales	$207,856	$250,117	$396,699	$510,720
Cost of goods sold	185,898	223,207	353,829	453,615

Gross profit	21,958	26,910	42,870	57,105

Operating expenses:
Selling, general and admin. expenses	14,204	16,467	27,208	36,144
Impairment of capitalized software	840	—	840	—

	15,044	16,467	28,048	36,144

Operating income	6,914	10,443	14,822	20,961

Other expense (income):
Interest expense	690	556	1,584	1,249
Interest income	(308)	(282)	(648)	(586)
Other (income) expense	(16)	126	38	331

Other expense, net	366	400	974	994

Income before income taxes and extraordinary gain	6,548	10,043	13,848	19,967
Provision for income taxes	2,490	4,221	5,264	8,154

Income before extraordinary gain	4,058	5,822	8,584	11,813

Extraordinary gain on excess of fair value of net assets acquired over cost, net of income taxes of $508	829	—	829	—

Net income	$4,887	$5,822	$9,413	$11,813

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Per share data:
Basic earnings per share:
Income before extraordinary gain *	$0.35	$0.49	$0.75	$1.00
Extraordinary gain on excess of fair value of net assets acquired over cost, net of income taxes *	0.07	—	0.07	—

Net income *	$0.42	$0.49	$0.82	$1.00

Weighted-average shares outstanding *	11,466	11,947	11,447	11,822

Diluted earnings per share:
Income before extraordinary gain *	$0.33	$0.46	$0.70	$0.94
Extraordinary gain on excess of fair value of net assets acquired over cost, net of income taxes *	0.06	—	0.06	—

Net income *	$0.39	$0.46	$0.76	$0.94

Weighted-average shares outstanding *	12,408	12,646	12,371	12,527

*	Share and per share amounts for the quarter and six months have been restated to reflect a two-for-onestock split effected in the form of a 100% common stock dividend on January 28, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2001	2002
Cash flows from operating activities:
Net income	$9,413	$11,813
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary gain, net of income taxes	(829)	—
Depreciation and amortization	2,340	2,429
Provision for doubtful accounts	2,630	1,902
Impairment of capitalized software	840	—
Deferred income tax benefit	(562)	421
Tax benefit of stock option exercises	—	3,420
Minority interest in net income of subsidiaries	2	224
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(13,751)	(17,919)
Other receivables	(1,421)	1,757
Inventories	9,335	30,442
Prepaid expenses and other assets	20	118
Other noncurrent assets	1	(335)
Trade accounts payable	(912)	(23,319)
Accrued expenses and other liabilities	(1,379)	867
Income taxes payable	—	(5,545)

Net cash provided by operating activities	5,727	6,275

Cash flows used in investing activities:
Capital expenditures	(4,871)	(3,331)
Cash paid for business acquisitions	(17,689)	(457)

Net cash used in investing activities	(22,560)	(3,788)

Cash flows from financing activities:
Advances (payments) on revolving credit, net	16,874	(4,485)
Repayments of long-term debt borrowings	(304)	(384)
Exercise of stock options	706	4,412

Net cash provided by (used in) financing activities	17,276	(457)

Effect of exchange rate changes upon cash	—	137

Increase in cash	443	2,167
Cash at beginning of period	594	1,296

Cash at end of period	$1,037	$3,463

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

(2) Business Description and Certain Accounting Policies

ScanSource, Inc. (“Company”) is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; and converged communications products through its Paracon sales unit. The international distribution segment markets AIDC and POS products. A third segment, ChannelMax, provides e-logistics services.

Stock Split – Effective January 28, 2003, the Board of Directors approved a two-for-one stock split of the common stock effected in the form of a 100% common stock dividend. The effect of the stock split has been recognized retroactively in all share and per share data in the accompanying consolidated financial statements and the related notes to the consolidated financial statements.

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

Revenue Recognition – Revenues are recognized for the sale of products upon shipment. The Company provides a reserve for estimated product returns and allowances. The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, which retains the risk of ownership and credit loss. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters and six months ended December 31, 2001 and 2002.

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

Foreign currency transaction gains and losses are included in selling, general and administrative costs in the consolidated income statement and were less than 1% of operating income for the quarters and six months ended December 31, 2001 and 2002.

Comprehensive Income – For the quarter and six months ended December 31, 2002, comprehensive income, comprised of net income and foreign currency translation gains or losses, approximated $6.5 million and $12.5 million, respectively. For the quarter and six months ended December 31, 2001, comprehensive income, comprised only of net income, approximated $4.9 million and $9.4 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Standards Not Yet Adopted – In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 are effective for the Company’s fiscal year ended June 30, 2003. The disclosure requirements related to interim financial statements are effective for the Company’s quarter beginning January 1, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The Company anticipates that the adoption of SFAS No. 148 will not have an impact on the Company’s financial position and results of operations.

In December 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and will become effective for the Company on January 1, 2003. The Company is evaluating the impact of this issue and has not yet determined the effect, if any, that the adoption of the issue will have on the Company’s financial position and results of operations.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Revolving Credit Facility and Subsidiary Lines of Credit

The Company has a revolving credit facility with its bank group maturing on September 30, 2004, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants, including minimum net worth requirements, capital expenditure limits, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the various covenants at December 31, 2002. The effective interest rate at December 31, 2002 was 3.44% and the outstanding balance was $40.2 million on a calculated borrowing base that exceeded $80 million, leaving $39.8 million available for additional borrowings.

One of the Company’s subsidiaries, ScanSource Latin America (Netpoint), has an asset-based line of credit agreement with a bank that is due on demand. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic receivables and 50% of foreign receivables, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate of interest plus one percent (5.25% at December 30, 2002). All of the subsidiary’s assets collateralize the line of credit. The Company has guaranteed 60% of the balance on the line, while the subsidiary’s minority shareholder guarantees the remaining 40% of the balance. The line of credit contains certain financial covenants including certain thresholds for the leverage ratio (liabilities to equity) and current ratio. The subsidiary was in compliance with the various covenants at December 31, 2002. At December 31, 2002, there were no outstanding borrowings on the line of credit and outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings.

Another of the Company’s subsidiaries, ScanSource UK, has an asset-based line of credit agreement extending to February 23, 2003 with a borrowing limit of the lesser of £1.8 million (approximately $2.9 million) or 75% of eligible accounts receivable. The facility bears interest at the Bank of England’s prime rate plus 2.25%. The effective rate was 6.25% at December 31, 2002. All of the subsidiary’s assets collateralize the line of credit. At December 31, 2002, the outstanding balance on the line of credit was approximately $380,000 on a borrowing base of approximately $2.9 million, leaving approximately $2.5 million available for additional borrowings. The Company does not currently plan to renew the line of credit when it expires on February 23, 2003.

ScanSource UK also has an overdraft loan facility that is due on demand under which it can draw up to £225,000 (approximately $362,000). The facility bears interest at the Bank of England’s prime rate plus 2.5% or 3.5% depending on the level of borrowings (6.5% at December 31, 2002). All of the subsidiary’s assets collateralize this facility. At December 31, 2002, the outstanding balance on this facility was approximately $323,000 and approximately $39,000 was available for additional borrowings.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Long-term Debt

Long-term debt consists of the following at June 30, 2002 and December 31, 2002:

	June 30, 2002	December 31, 2002

Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 3.09% variable interest rate; maturing in fiscal 2006 with a balloon payment of approximately $4.9 million	$6,712,000	$6,447,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate; maturing in fiscal 2007 with a balloon payment of approximately $1.5 million	1,618,000	1,600,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.09% variable interest rate; maturing in fiscal 2006 with a balloon payment of approximately $153,000	429,000	393,000

Capital leases for equipment with monthly principal payments ranging from $33 to $1,391 and effective interest rates ranging from 7.6% to 11.75%	329,000	264,000

	9,088,000	8,704,000
Less current portion	769,000	779,000

Long-term portion	$8,319,000	$7,925,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at December 31, 2002.

In addition to the foregoing, the Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $496,000. As of December 31, 2002, the limited liability company had assets with a fair market value in excess of $2.3 million and liabilities of approximately $2.0 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

			Per Share Amount
	Income	Shares
Quarter ended December 31, 2001:
Basic earnings per share	$4,887,000	11,466,000	$0.42

Effect of dilutive stock options	—	942,000

Diluted earnings per share	$4,887,000	12,408,000	$0.39

Quarter ended December 31, 2002:
Basic earnings per share	$5,822,000	11,947,000	$0.49

Dilutive effect on earnings of ChannelMax options	(20,000)	—
Effect of dilutive stock options	—	699,000

Diluted earnings per share	$5,802,000	12,646,000	$0.46

Six months ended December 31, 2001:
Basic earnings per share	$9,413,000	11,447,000	$0.82

Effect of dilutive stock options	—	924,000

Diluted earnings per share	$9,413,000	12,371,000	$0.76

Six months ended December 31, 2002:
Basic earnings per share	$11,813,000	11,822,000	$1.00

Dilutive effect on earnings of ChannelMax options	(93,000)	—
Effect of dilutive stock options	—	705,000

Diluted earnings per share	$11,720,000	12,527,000	$0.94

(6) Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 revised the standards of accounting for goodwill by replacing the regular amortization of goodwill with the requirement that goodwill be reviewed for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. In accordance with SFAS No. 142, no goodwill amortization was recorded for the quarters and six months ended December 31, 2001 and 2002.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill for the six months ended December 31, 2002, by operating segment, are as follows:

	North American Distribution Segment	ChannelMax Segment	International Distribution Segment	Total
Balance as of June 30, 2002	$5,571,000	$172,000	$3,832,000	$9,575,000
Goodwill acquired during the six months ended December 31, 2002	6,000	—	260,000	266,000

Balance as of December 31, 2002	$5,577,000	$172,000	$4,092,000	$9,841,000

Identifiable intangible assets, included in other assets, consist of $337,000 in intangible assets acquired in fiscal 2002. These intangible assets are amortized using the straight-line method over a period of 5 years. Amortization expense during the quarter and six months ended December 31, 2002 was $17,000 and $34,000, respectively. Accumulated amortization at December 31, 2002 was $60,000. Amortization expense for fiscal years 2003 through 2006 is estimated to be approximately $67,000 and $42,000 for fiscal 2007.

(7) Segment Information

The Company operates in two industries as a wholesale distributor of specialty technology products and a provider of e-logistics services to specialty technology markets. Based on geographic location, the Company has two distribution segments for distribution of specialty technology products. Thus, for reporting purposes, the Company has three reportable segments.

The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 1 of the Company’s June 30, 2002 annual report on Form 10-K.

The first reportable segment, North American distribution, offers approximately 23,000 products for sale in three primary categories: i) AIDC and POS equipment sold by the ScanSource sales team, ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales team and iii) converged communications products sold by the Paracon sales team. These products are sold to more than 12,000 resellers and integrators of technology products, which are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers at December 31, 2002, no single account represented more than 10% of the Company’s consolidated net sales.

The second reportable segment, international distribution, sells to two geographic markets, South America and Europe, and offers AIDC and POS equipment to more than 1,000 resellers and integrators of technology products. Of its customers at December 31, 2002, no single account represented more than 10% of the Company’s consolidated net sales.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The third reportable segment, ChannelMax, provides e-logistics services within North America for manufacturers and others in the AIDC and communication products markets. This unit serves less than 10 customers, none of whom accounted for more than 10% of the Company’s consolidated net sales. Certain ChannelMax sales are recognized on a net fee basis (see Note 2) with the remainder recognized on a gross revenue basis.

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

Accounts receivable, inventories, distribution center property and equipment and certain software can be identified by segment. However, cash, other current assets, other property and equipment, and other non-current assets are generally not distinguishable between the North American distribution and ChannelMax business segments and are listed as Corporate assets in the following table. Debt is also generally not distinguishable between segments.

Operating results for each business unit are summarized below:

	Quarter ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Sales:
North American distribution	$186,057	$233,257	$350,149	$478,841
ChannelMax	22,124	5,898	49,502	13,318
International distribution	2,766	16,647	2,766	29,947
Less intersegment sales	(3,091)	(5,685)	(5,718)	(11,386)

	$207,856	$250,117	$396,699	$510,720

Operating income:
North American distribution	$7,162	$10,327	$14,278	$19,466
ChannelMax	(347)	364	445	1,928
International distribution	99	(248)	99	(433)

	$6,914	$10,443	$14,822	$20,961

Depreciation and amortization:
ChannelMax	$293	$492	$542	$948
International distribution	10	80	10	151
Corporate	768	665	1,788	1,330

	$1,071	$1,237	$2,340	$2,429

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets for each business unit are summarized below:

	June 30, 2002	December 31, 2002
Assets:
North American distribution	$243,129	$240,243
ChannelMax	51,938	41,967
International distribution	23,788	28,756
Corporate	40,177	41,299

	$359,032	$352,265

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Net Sales. The following tables summarize the Company’s sales results:

	Quarter ended December 31,			Percentage
	2001	2002	Difference	Change
	(In thousands)
North American distribution	$185,954	$231,401	$45,447	24.4%
ChannelMax	19,136	2,069	(17,067)	-89.2%
International distribution	2,766	16,647	13,881	501.8%

Net Sales	$207,856	$250,117	$42,261	20.3%

	Six months ended December 31,			Percentage
	2001	2002	Difference	Change
	(In thousands)
North American distribution	$350,046	$475,298	$125,252	35.8%
ChannelMax	43,887	5,475	(38,412)	-87.5%
International distribution	2,766	29,947	27,181	982.7%

Net Sales	$396,699	$510,720	$114,021	28.7%

North American distribution sales include sales to the United States, Canada (less than 3% of total sales) and Mexico (less than 1% of total sales) from the Company’s Memphis, Tennessee distribution center. The increase in North American distribution sales for the quarter was driven by strong sales in the AIDC and POS product categories. The increase in North American distribution sales for the six months was driven by strong sales in the AIDC, POS and communication product categories. Growth of net sales resulted from increased sales to existing customers through competitive product pricing and marketing efforts to reach specialty technology resellers. During the current quarter, net sales growth was also driven by several large POS orders.

The decreases in sales in the ChannelMax segment for the quarter and the six months are primarily due to the December 2001 renegotiation of a customer’s contract that extended its term and lessened the amount of inventory and accounts receivable risk to the Company. As a result of those changes to the contract, revenue from the customer is now recognized on a net fee basis, rather than a gross revenue basis as it was in the prior periods. Had this customer’s contract been accounted for on a gross revenue basis for the quarter and six months ended December 31, 2002, ChannelMax revenue would have been $15.8 million and $35.9 million, respectively. ChannelMax’s revenues were also impacted during the quarter and six months by the slow economy. Over the past year, some telephone dealers have experienced lower sales and have therefore decreased their usage of ChannelMax’s services. Additionally, manufacturers served by ChannelMax have sufficient capacity due to the slower economy and have less need for ChannelMax’s outsourcing services.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The international distribution segment commenced in November 2001 with the acquisition of Netpoint International, a Miami-based distributor that exports primarily to Latin America. In January 2002, the Company opened a headquarters and distribution center in Liege, Belgium, serving all of Europe. In May 2002, the Company acquired ABC Technology Distribution, a United Kingdom-based distributor that serves the United Kingdom, Ireland and the remainder of Europe.

Gross Profit. The following tables summarize the Company’s gross profit:

	Quarter ended December 31,		Percentage of Sales December 31,
	2001	2002	2001	2002
	(In thousands)
North American distribution	$20,068	$23,948	10.8%	10.3%
ChannelMax	1,535	674	8.0%	32.6%
International distribution	355	2,288	12.8%	13.7%

Gross Profit	$21,958	$26,910	10.6%	10.8%

	Six months ended December 31,		Percentage of Sales December 31,
	2001	2002	2001	2002
	(In thousands)
North American distribution	$39,438	$51,108	11.3%	10.8%
ChannelMax	3,077	1,746	7.0%	31.9%
International distribution	355	4,251	12.8%	14.2%

Gross Profit	$42,870	$57,105	10.8%	11.2%

Gross profit as a percentage of net sales for the North American distribution segment decreased during the quarter and six months ended December 31, 2002 as a result of several large low-margin POS sales orders during the quarter and a more competitive market environment for communications products due to a significant vendor’s decision to switch a portion of its product line to open sourcing.

The increase in the ChannelMax gross profit margin as a percentage of net sales during the quarter and six months ended December 31, 2002 is attributable to the renegotiation of a customer contract, as discussed above, that resulted in revenue being recognized on a net fee basis.

The increase in the international distribution gross profit margin as a percentage of net sales during the quarter and six months ended December 31, 2002 is primarily attributable to the commencing of operations in Europe during the past year.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Operating Expenses. The following table summarizes the Company’s operating expenses:

	December 31,				Percentage	Percentage of Sales December 31,
	2001	2002		Difference	Change	2001	2002
		(In thousands	)
Quarter	$15,044	$16,467		$1,423	9.5%	7.2%	6.6%
Six months	$28,048	$36,144		$8,096	28.9%	7.1%	7.1%

For the quarter ended December 31, 2002, operating expenses benefited from approximately $800,000 in lower bad debts expense as compared to levels experienced in prior quarters. This decrease was partially offset, however, by approximately $500,000 of incremental direct expenses associated with the continued development of the European operations. For the quarter ended December 31, 2001, operating expenses included an $840,000 impairment of capitalized software, a discretionary $800,000 profit sharing contribution to the Company’s 401(k) plan, $400,000 in higher than expected bad debts expense, and the settlement of a claim with a former customer that resulted in a $924,000 recovery of operating expenses. Excluding these items, pro forma operating expenses as a percentage of net sales would have been 6.7% for both of the quarters ended December 31, 2001 and 2002.

Operating expenses for the six months ended December 31, 2002 included a $1.4 million discretionary profit sharing contribution to the 401(k) plan, approximately $900,000 of incremental direct expenses associated with the continued development of the European operations, and charitable contributions of approximately $700,000. These increases to operating expenses during the six months were partially offset by approximately $800,000 in lower bad debts expense as compared to levels experienced in the comparable six month period. Operating expenses for the six months ended December 31, 2002 included the same items that affected the quarter ended December 31, 2002 noted above. Without the effects of these items, pro forma operating expenses for the six months ended December 31, 2001 and 2002 would have been 6.8% and 6.6%, respectively of net sales.

Operating Income.The following table summarizes the Company’s operating income:

	December 31,				Percentage	Percentage of Sales December 31,
	2001	2002		Difference	Change	2001	2002
		(In thousands	)
Quarter	$6,914	$10,443		$3,529	51.0%	3.3%	4.2%
Six months	$14,822	$20,961		$6,139	41.4%	3.7%	4.1%

Operating margins as a percentage of net sales for the quarter ended December 31, 2002 were higher than the prior year quarter due primarily to decreased operating expenses as a percentage of net sales as noted above. The increase in operating margins as a percentage of net sales for the six months ended December 31, 2002 is attributable to the increase in gross margins during past six months as noted above.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarters ended December 31, 2001 and 2002 was $690,000 and $556,000, respectively, reflecting interest paid on borrowings on the Company’s lines of credit and long-term debt. Interest expense for the six months ended December 31, 2001 and 2002 was $1.6 million and $1.2 million, respectively. Interest expense for the quarter and six months ended December 31, 2002 was lower due to the decline in interest rates over the past year and lower average borrowings during the past 6 months.

Interest income for the quarters ended December 31, 2001 and 2002 was $308,000 and $282,000, respectively, representing interest collected principally from customers. Interest income for the six months ended December 31, 2001 and 2002 was $648,000 and $586,000, respectively.

Other expense for the quarter and six months ended December 31, 2002 was $16,000 and $48,000, respectively. Other expense for the quarter and six months ended December 31, 2001 was $17,000 and $71,000, respectively. Other expense is comprised primarily of the Company’s loss on an equity investment.

Minority interest, included in other expense, is comprised of the minority interest share of the subsidiaries’ net income. For the quarter and six months ended December 31, 2002 minority interest amounted to $110,000 and $283,000, respectively. Minority interest for the quarter and six months ended December 31, 2001 was $(33,000).

Provision For Income Taxes. Income tax expense was $2.5 million and $4.2 million for the quarters ended December 31, 2001 and 2002, respectively, reflecting an effective income tax rate of 38.0% and 42.0%, respectively. Income tax expense was $5.3 million and $8.2 million for the six months ended December 31, 2001 and 2002, respectively, reflecting an effective income tax rate of 38.0% and 40.8%, respectively. The increase in the tax rate during the past quarter and six months is attributable to the effect of not recognizing tax benefits for European operating losses during the quarter and six months ended December 31, 2002.

Extraordinary Item. During the quarter ended December 31, 2001, the Company finalized its accounting for the May 2001 acquisition of Pinacor, Inc., a business telephone distributor. The Company collected $1.3 million more of the purchased accounts receivable than it had previously estimated to be collectible. As a result, the fair value of the assets acquired in the acquisition exceeded the purchase price by $1.3 million. In accordance with SFAS 141, this amount was recognized as an extraordinary gain, net of $508,000 in taxes, during the quarter ended December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Net Income. The following table summarizes the Company’s net income:

	December 31,				Percentage	Percentage of Sales December 31,
	2001	2002		Difference	Change	2001	2002
		(In thousands	)
Quarter	$4,887	$5,822		$935	19.1%	2.4%	2.3%
Six months	$9,413	$11,813		$2,400	25.5%	2.4%	2.3%

The increase in the amount of net income and decline in the net income margin are attributable to the changes in operating profits and provision for income taxes discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, borrowings under the Company’s revolving credit facility, and, to a lesser extent, borrowings under the Company’s subsidiaries’ lines of credit and proceeds from the exercise of stock options.

The Company’s cash balance totaled $3.5 million at December 31, 2002 compared to $1.3 million at June 30, 2002. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $151.1 million at December 31, 2002 from $135.5 million at June 30, 2002. The increase in working capital resulted primarily from a $16.3 million increase in accounts receivable and a $23.2 million decrease in accounts payable. This was partially offset by a $30.1 million decrease in inventory.

The increase in the accounts receivable balance is attributable to an increase in sales during the past six months and an increase in days sales outstanding (DSO) in ending trade receivables from 45 days at June 30, 2002 to 50 days at December 31, 2002. The decrease in inventory was attributable to changes in inventory management. For the quarter ended December 31, 2002, inventory turnover improved to 5.8 times from 4.8 times at June 30, 2002. The decrease in accounts payable resulted primarily from the reduction in inventory purchases during the past six months.

Cash provided by operating activities was $6.3 million for the six months ended December 31, 2002 compared to $5.7 million provided by operations for the six months ended December 31, 2001. The increase in cash provided by operating activities was primarily attributable to the changes in current assets and liability accounts discussed in the above working capital analysis.

Cash used in investing activities for the six months ended December 31, 2002 was $3.8 million and included approximately $3.3 million for capital expenditures and $457,000 paid for the acquisition of additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI). The Company’s capital expenditures resulted from the purchases of software and furniture and equipment. For the six months ended December 31, 2001, cash used in investing activities totaled $22.6 million, including $17.7 million paid for the Positive ID, Netpoint and OUI acquisitions and capital expenditures of approximately $4.9 million, primarily for furniture and equipment.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Net borrowings under the Company’s credit facility with its bank group totaled $40.2 million at December 31, 2002 compared to $43.8 million at June 30, 2002, reflecting cash provided by operating activities. The credit facility has a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. At December 31, 2002, the borrowing base exceeded $80 million, leaving $39.8 million for additional borrowings. The credit facility matures on September 30, 2004 and bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1. The effective interest rate at December 31, 2002 was 3.44%. The revolving credit facility is collateralized by domestic accounts receivable and eligible inventory. The credit agreement contains certain financial covenants, including minimum net worth requirements, capital expenditure limits, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the various covenants.

Cash used in financing activities for the six months ended December 31, 2002 totaled $457,000, including $4.9 million in payments on long-term debt and the Company’s credit facility and $4.4 million in proceeds from stock option exercises. Cash provided by financing activities for the six months ended December 31, 2001 totaled $17.3 million, primarily from borrowings under the Company’s credit facility.

The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $496,000. As of December 31, 2002, the limited liability company had assets with a fair market value in excess of $2.3 million and liabilities of approximately $2.0 million.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

Recent Accounting Pronouncements

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

Accounting Standards Not Yet Adopted – In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 are effective for the Company’s fiscal year ended June 30, 2003. The disclosure requirements related to interim financial statements are effective for the Company’s quarter beginning January 1, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The Company anticipates that the adoption of SFAS No. 148 will not have an impact on the Company’s financial position and results of operations.

In December 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and will become effective for the Company on January 1, 2003. The Company is evaluating the impact of this issue and has not yet determined the effect, if any, that the adoption of the issue will have on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and, to a much lesser extent, transacting business in foreign currencies in connection with its foreign operations.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a revolving credit facility with a bank group used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary lines of credit would have resulted in an approximate $123,000 decrease or increase in pre-tax income for the quarter ended December 31, 2002. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2002, the Company does not consider the potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in interest rates or exchange rates to be material.

Item 4. Disclosure Controls and Procedures

As of February 5, 2003, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable

Item 2. Changes in Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on December 5, 2002. At the annual meeting, the shareholders (i) elected five directors who constitute all the directors continuing on the Board after the meeting, (ii) approved an amendment to the Company’s Amended and Restated Articles of Incorporation, (iii) approved the Company’s Long-Term Incentive Plan, and (iv) ratified the selection of auditors for fiscal 2003. Votes on each matter presented at the annual meeting (on a pre-split basis) were as follows:

(a) Election of directors:

	Number of Shares
Nominees	For	Withheld
Michael L. Baur	3,835,253	1,330,081
Steven R. Fischer	4,924,780	240,554
James G. Foody	4,924,688	240,646
Steven H. Owings	3,822,496	1,342,838
John P. Reilly	4,960,048	205,286

(b) Proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 10,000,000 to 25,000,000 shares:

Number of Shares
For	4,156,635
Against	1,004,290
Abstain	4,409

(c) Proposal to approve the Company’s Long-Term Incentive Plan:

Number of Shares
For	4,609,708
Against	551,051
Abstain	4,575

(d) Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2003:

Number of Shares
For	5,008,902
Against	153,232
Abstain	3,200

Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

3.1		The Company’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of Common Stock of the Company to 25,000,000 shares, as amended.

10.1

Second Amendment to the Credit Agreement dated as of October 31, 2002 by and among ScanSource, Inc., a South Carolina corporation, 4100 Quest, L.L.C., ChannelMax, Inc., Branch Banking and Trust Company of South Carolina, as agent and a bank, Fifth Third Bank, First Tennessee Bank National Association, and Hibernia National Bank.

10.2	*	Employment Agreement dated as of October 18, 2002 between the Registrant and Steven H. Owings.

10.3	*	Employment Agreement dated as of October 18, 2002 between the Registrant and Michael L. Baur.

10.4	*	Employment Agreement dated as of October 18, 2002 between the Registrant and Jeffery A. Bryson.

10.5	*	Employment Agreement dated as of November 12, 2002 between the Registrant and Richard P. Cleys.

10.6	*	2002 Long-Term Incentive Plan.

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

  A report was filed on October 18, 2002 regarding a change in independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
MICHAEL L. BAUR Chief Executive Officer

/s/ Richard P. Cleys
RICHARD P. CLEYS Chief Financial Officer

Date: February 11, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ MICHAEL L. BAUR
Michael L. Baur President and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Richard P. Cleys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ScanSource, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ RICHARD P. CLEYS
Richard P. Cleys Vice President and Chief Financial Officer