Form 10-Q
period 2003-03-31
SCANSOURCE INC
filed 2003-05-15
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

As of May 15, 2003, 12,237,970 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2003

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company’s dependence on vendors, product supply, senior management, centralized functions, third-party shippers, the Company’s ability to compete successfully in a highly competitive market, ability to manage significant additions in personnel and increases in working capital, the Company’s ability to collect outstanding accounts receivable, the Company’s entry into new product markets in which it has no prior experience, the Company’s susceptibility to quarterly fluctuations in net sales and results of operations, the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the Securities and Exchange Commission, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2002.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30, 2002*	March 31, 2003
Assets
Current Assets:
Cash	$1,296	$4,145
Receivables:
Trade, less allowance for doubtful accounts of $9,580 at June 30, 2002 and $10,801 at March 31, 2003	119,158	121,095
Other	7,860	4,660
Inventories	182,636	150,409
Prepaid expenses and other assets	1,258	1,163
Prepaid taxes	—	1,164
Deferred income taxes	10,225	10,423

Total current assets	322,433	293,059

Property and equipment, net	25,995	27,473
Goodwill	9,575	9,841
Other assets, including identifiable intangible assets	1,029	1,423

Total assets	$359,032	$331,796

*	Derived from audited financial statements at June 30, 2002.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

(Continued)

	June 30, 2002*	March 31, 2003
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$769	$781
Subsidiary lines of credit	1,559	—
Trade accounts payable	175,406	139,914
Accrued expenses and other liabilities	8,261	8,414
Income taxes payable	935	—

Total current liabilities	186,930	149,109
Deferred income taxes	517	1,294
Borrowings under revolving credit facility	43,780	28,470
Long-term debt	8,319	7,723

Total liabilities	239,546	186,596

Minority interest	1,437	1,450
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000 shares authorized, 11,661 and 12,184 shares issued and outstanding at June 30, 2002 and March 31, 2003, respectively	48,223	56,283
Retained earnings	68,732	85,094
Accumulated other comprehensive income—equity adjustment from foreign currency translation	1,094	2,373

Total shareholders’ equity	118,049	143,750

Total liabilities and shareholders’ equity	$359,032	$331,796

*	Derived from audited financial statements at June 30, 2002.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended March 31,		Nine months ended March 31,
	2002	2003	2002	2003
Net sales	$211,484	$227,452	$608,183	$738,172
Cost of goods sold	188,376	202,029	542,205	655,644

Gross profit	23,108	25,423	65,978	82,528

Operating expenses:
Selling, general and admin. expenses	14,633	16,815	41,841	52,959
Impairment of capitalized software	—	—	840	—

	14,633	16,815	42,681	52,959

Operating income	8,475	8,608	23,297	29,569

Other expense (income):
Interest expense	559	453	2,143	1,702
Interest income	(274)	(327)	(922)	(913)
Other expense	93	127	131	458

Other expense, net	378	253	1,352	1,247

Income before income taxes and extraordinary gain	8,097	8,355	21,945	28,322
Provision for income taxes	2,897	3,806	8,161	11,960

Income before extraordinary gain	5,200	4,549	13,784	16,362
Extraordinary gain on excess of fair value of net assets acquired over cost, net of income taxes of $508	—	—	829	—

Net income	$5,200	$4,549	$14,613	$16,362

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended March 31		Nine months ended March 31,
	2002	2003	2002	2003
Per share data*:
Basic earnings per share:
Income before extraordinary gain	$0.45	$0.37	$1.20	$1.37
Extraordinary gain on excess of fair value of net assets acquired over cost, net of income taxes	—	—	0.07	—

Net income	$0.45	$0.37	$1.27	$1.37

Weighted-average shares outstanding	11,562	12,171	11,486	11,939

Diluted earnings per share:
Income before extraordinary gain	$0.42	$0.36	$1.11	$1.31
Extraordinary gain on excess of fair value of net assets acquired over cost, net of income taxes	—	—	0.07	—

Net income	$0.42	$0.36	$1.18	$1.31

Weighted-average shares outstanding	12,476	12,500	12,376	12,407

*	Share and per share amounts for the quarter and nine months have been restated to reflect a two-for-one stock split effected in the form of a 100% common stock dividend on January 28, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$14,613	$16,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain, net of income taxes	(829)	—
Depreciation and amortization	3,373	3,707
Provision for doubtful accounts	3,850	3,341
Impairment of capitalized software	943	—
Deferred income tax benefit	(607)	420
Tax benefit of stock option exercises	—	3,063
Minority interest in net income of subsidiaries	170	204
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(21,283)	(5,278)
Other receivables	22	3,200
Inventories	2,372	32,227
Prepaid expenses and other assets	40	(1,069)
Other noncurrent assets	65	(471)
Trade accounts payable	643	(35,492)
Accrued expenses and other liabilities	(599)	338
Income taxes payable	—	(935)

Net cash provided by operating activities	2,773	19,617

Cash flows used in investing activities:
Capital expenditures	(7,525)	(5,133)
Cash paid for business acquisitions	(17,718)	(457)

Net cash used in investing activities	(25,243)	(5,590)

Cash flows from financing activities:
Advances (payments) on revolving credit, net	22,950	(16,870)
Repayments of long-term debt borrowings	(619)	(584)
Exercise of stock options	1,495	4,997

Net cash provided by (used in) financing activities	23,826	(12,457)

Effect of exchange rate changes upon cash	(87)	1,279

Increase in cash	1,269	2,849
Cash at beginning of period	594	1,296

Cash at end of period	$1,863	$4,145

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and March 31, 2003, the results of operations for the three and nine month periods ended March 31, 2002 and 2003 and statement of cash flows for the nine month periods ended March 31, 2002 and 2003. The results of operations for the three and nine month periods ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Reclassifications—Certain reclassifications of prior period data have been made to conform with the current period reporting.

(2) Business Description and Certain Accounting Policies

The Company is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; and converged communications products through its Paracon sales unit. The international distribution segment markets AIDC and POS products. A third segment, ChannelMax, provides e-logistics services.

Stock Split—Effective January 28, 2003, the Board of Directors approved a two-for-one stock split of the common stock effected in the form of a 100% common stock dividend. The effect of the stock split has been recognized retroactively in all share and per share data in the accompanying consolidated financial statements and the related notes to the consolidated financial statements.

Consolidation Policy—The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Minority Interest—Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company that is held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is included in other expense in the consolidated income statements. The Company owns a 90% majority interest in ChannelMax, Inc. Effective July 1, 2002, the Company acquired an additional 8% of the stock of Netpoint International, Inc. (“Netpoint”) and an additional 12% of Outsourcing Unlimited, Inc. (“OUI”). The Company now owns 60% of Netpoint and 64% of OUI, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves to reduce inventories to the lower of cost or market. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

Revenue Recognition—Revenues are recognized for the sale of products upon shipment. The Company provides a reserve for estimated product returns and allowances. The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, which retains the risk of credit loss. In the event of termination of the programs, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters and nine months ended March 31, 2002 and 2003.

Inventories—Inventories (consisting of AIDC, POS, business phone and converged communications equipment) are stated at the lower of cost (first-in, first-out method) or market.

Stock Options—The Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31		Nine months ended March 31
	2002	2003	2002	2003
Net income, as reported	$5,200	$4,549	$14,613	$16,362
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	434	394	1,301	949

Pro forma net income	$4,766	$4,155	$13,312	$15,413

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31		Nine months ended March 31
	2002	2003	2002	2003
Earnings per share:
Basic-as reported	$0.45	$0.37	$1.27	$1.37

Basic-pro forma	$0.41	$0.34	$1.16	$1.28

Diluted-as reported	$0.42	$0.36	$1.18	$1.31

Diluted-pro forma	$0.38	$0.33	$1.08	$1.23

Foreign Currencies—The currency effects of translating the financial statements of the Company’s foreign entities that operate in local currency environments other than the U.S. dollar are included in the cumulative currency translation adjustment component of accumulated other comprehensive income. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period.

Foreign currency transaction gains and losses are included in other income and expense in the consolidated income statement and were less than 1% of operating income for the quarter and nine months ended March 31, 2002. For the quarter and nine months ended March 31, 2003, foreign currency gains and losses were 1.6% and 1% of operating income, respectively.

Comprehensive Income—For the quarter and nine months ended March 31, 2002, comprehensive income, comprised of net income and foreign currency translation adjustments, approximated $5.1 million and $14.5 million, respectively. For the quarter and nine months ended March 31, 2003, comprehensive income, approximated $5.1 million and $17.6 million, respectively.

Vendor Consideration Accounting—Cash consideration received from a vendor is recorded as a reduction of the cost of goods sold, unless the consideration meets certain criteria as defined in Emerging Issues Task Force Issue 02-16, Accounting for Cash Consideration Received from a Vendor. The adoption of EITF 02-16 did not have any material impact on the quarter or nine months net income ended March 31, 2002 and 2003, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Recently Adopted—In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business and was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 had no effect on the Company’s financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative, voluntary methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the Company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 are effective for the Company’s fiscal year ended June 30, 2003. The disclosure requirements related to interim financial statements are effective for the Company’s quarter beginning January 1, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on the Company’s financial position and results of operations.

In December 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting for Cash Consideration Received from a Vendor. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and became effective for the Company on January 1, 2003. The adoption of EITF 02-16 requires that cash consideration received from a vendor should be recorded as a direct reduction to cost of goods sold, unless certain criteria are met. If these criteria are met, then the cash consideration should be a reduction of the operating expense for which it is being reimbursed. The adoption of EITF 02-16 did not have any material impact on the quarter or nine months net income ended March 31, 2002 and 2003, respectively.

The Company adopted FASB Interpretation No. 45—“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after December 31, 2002 requiring the measurement provisions of this interpretation.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued Interpretation No. 46—“Consolidation of Variable Interest Entities” that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises that have variable interest entities. The adoption of FASB Interpretation No. 46 had no effect on the Company’s financial position and results of operations.

(3) Revolving Credit Facility and Subsidiary Lines of Credit

The Company has a revolving credit facility with its bank group maturing on September 30, 2004, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains certain financial covenants, including minimum net worth requirements, capital expenditure limits, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the various covenants at March 31, 2003. The effective interest rate at March 31, 2003 was 2.84% and the outstanding balance was $28.5 million on a calculated borrowing base that exceeded $80 million, leaving $51.5 million available for additional borrowings.

Netpoint, doing business as ScanSource Latin America, has an asset-based line of credit agreement with a bank that is due on demand. The borrowing limit on the line is the lessor of $600,000 or the sum of 75% of domestic receivables and 50% of foreign receivables, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate of interest plus one percent (5.25% at March 31, 2003). All of the subsidiary’s assets collateralize the line of credit. The Company has guaranteed 60% of the balance on the line, while the subsidiary’s minority shareholder guarantees the remaining 40% of the balance. The line of credit contains certain financial covenants including certain thresholds for the leverage ratio (liabilities to equity) and current ratio. The subsidiary was in compliance with the various covenants at March 31, 2003. At March 31, 2003, there were no outstanding borrowings on the line of credit and outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings.

Another subsidiary, ScanSource UK has an overdraft loan facility that is due on demand under which it can draw up to £225,000 (approximately $360,000). The facility bears interest at the Bank of England’s prime rate plus 2.5% or 3.5% depending on the level of borrowings (3.75% at March 31, 2003). All of the subsidiary’s assets collateralize this facility. At March 31, 2003, the overdraft loan facility did not have an outstanding balance, leaving £225,000 available for additional borrowings.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Long-term Debt

Long-term debt consists of the following at June 30, 2002 and March 31, 2003:

	June 30, 2002	March 31, 2003
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 2.99% variable interest rate; maturing in fiscal 2006 with a balloon payment of approximately $4.9 million	$6,712,000	$6,300,000
Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate; maturing in fiscal 2007 with a balloon payment of approximately $1.5 million	1,618,000	1,592,000
Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 2.99% variable interest rate; maturing in fiscal 2006 with a balloon payment of approximately $153,000	429,000	374,000
Capital leases for equipment with monthly principal payments ranging from $33 to $1,391 and effective interest rates ranging from 7.6% to 11.75%	329,000	238,000

	9,088,000	8,504,000
Less current portion	769,000	781,000

Long-term portion	$8,319,000	$7,723,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at March 31, 2003.

In addition to the foregoing, the Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $496,000. As of March 31, 2003, the limited liability company had assets with a fair market value in excess of $1.7 million and liabilities of approximately $2.0 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Income	Shares	Per Share Amount
Quarter ended March 31, 2002:
Basic earnings per share	$5,200,000	11,562,000	$0.45

Effect of dilutive stock options	—	914,000

Diluted earnings per share	$5,200,000	12,476,000	$0.42

Quarter ended March 31, 2003:
Basic earnings per share	$4,549,000	12,171,000	$0.37

Dilutive effect on earnings of ChannelMax options	(12,000)	—
Effect of dilutive stock options	—	329,000

Diluted earnings per share	$4,537,000	12,500,000	$0.36

Nine months ended March 31, 2002:
Basic earnings per share	$14,613,000	11,486,000	$1.27

Effect of dilutive stock options	—	890,000

Diluted earnings per share	$14,613,000	12,376,000	$1.18

Nine months ended March 31, 2003:
Basic earnings per share	$16,362,000	11,939,000	$1.37

Dilutive effect on earnings of ChannelMax options	(105,000)	—
Effect of dilutive stock options	—	468,000

Diluted earnings per share	$16,257,000	12,407,000	$1.31

(6) Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 revised the standards of accounting for goodwill by replacing the regular amortization of goodwill with the requirement that goodwill be reviewed for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit (as defined) might be impaired. In accordance with SFAS No. 142, no goodwill amortization was recorded for the quarters and nine months ended March 31, 2002 and 2003.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill for the nine months ended March 31, 2003, by operating segment, are as follows:

	North American Distribution Segment	ChannelMax Segment	International Distribution Segment	Total
Balance as of June 30, 2002	$5,571,000	$172,000	$3,832,000	$9,575,000
Goodwill acquired during the nine months ended March 31, 2003	6,000	—	260,000	266,000

Balance as of March 31, 2003	$5,577,000	$172,000	$4,092,000	$9,841,000

Identifiable intangible assets, included in other assets, consist of $337,000 in intangible assets acquired in fiscal 2002. These intangible assets are amortized using the straight-line method over a period of 5 years. Amortization expense during the quarter and nine months ended March 31, 2003 was $18,000 and $52,000, respectively. Accumulated amortization at March 31, 2003 was $94,000. Amortization expense for fiscal years 2003 through 2006 is estimated to be approximately $67,000 and $42,000 for fiscal 2007.

(7) Segment Information

The Company is a wholesale distributor of specialty technology products and a provider of e-logistics services to specialty technology markets. Based on geographic location, the Company has two segments for distribution of specialty technology products and a third segment for e-logistics.

The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 1 of the Company’s June 30, 2002 annual report on Form 10-K.

The first reportable segment, North American distribution, offers approximately 22,000 products for sale in three primary categories: i) AIDC and POS equipment sold by the ScanSource sales team, ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales team and iii) converged communications products sold by the Paracon sales team. These products are sold to more than 12,000 resellers and integrators of technology products, which are geographically disbursed over North America in a pattern that mirrors population concentration. Of its customers at March 31, 2003, no single account represented more than 10% of the Company’s consolidated net sales. On January 1, 2003, ScanSource, Inc. sold its Mexico operations to Netpoint (part of the international distribution segment), a majority-owned subsidiary of the Company. The segment information presented for fiscal year 2002 has been reclassified to include Mexico in the international distribution segment. Previously, the Mexico operations were reported in the North American distribution segment.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The second reportable segment, international distribution, sells to two geographic markets, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 1,400 resellers and integrators of technology products. Of its customers at March 31, 2003, no single account represented more than 10% of the Company’s consolidated net sales.

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

Accounts receivable, inventories, distribution center property and equipment and certain software can be identified by segment. However, cash, other current assets, other property and equipment, and other non-current assets are generally not distinguishable between the North American distribution and ChannelMax business segment and are listed as corporate assets in the following table. Debt is also generally not distinguishable between segments.

Operating results for each business unit are summarized below (in thousands):

	Quarter ended March 31,		Nine months ended March 31,
	2002	2003	2002	2003
Sales:
North American distribution	$200,467	$210,048	$551,594	$686,218
ChannelMax	9,322	5,535	58,824	18,853
International distribution	5,730	17,155	7,518	49,773
Less intersegment sales	(4,035)	(5,286)	(9,753)	(16,672)

	$211,484	$227,452	$608,183	$738,172

Operating income:
North American distribution	$8,370	$9,183	$22,648	$28,402
ChannelMax	540	402	985	2,330
International distribution	(435)	(977)	(336)	(1,163)

	$8,475	$8,608	$23,297	$29,569

Depreciation and amortization:
ChannelMax	$375	$498	$917	$1,446
International distribution	13	94	23	245
Corporate	645	687	2,433	2,016

	$1,033	$1,279	$3,373	$3,707

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets for each business unit are summarized below (in thousands):

	June 30, 2002	March 31, 2003
Assets:
North American distribution	$243,129	$228,398
ChannelMax	51,938	37,174
International distribution	24,473	235,237
Corporate	39,492	30,987

	$359,032	$331,796

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Net Sales. The following tables summarize the Company’s net sales results for the quarters and nine months ended March 31, 2002 and 2003:

	Quarter ended March 31,
	2002	2003	Difference	Percentage Change
	(In thousands)
North American distribution	$200,083	$208,415	$8,332	4.2%
ChannelMax	6,114	2,055	(4,059)	-66.4%
International distribution	5,287	16,982	11,695	221.2%

Net Sales	$211,484	$227,452	$15,968	7.6%

	Nine months ended March 31,
	2002	2003	Difference	Percentage Change
	(In thousands)
North American distribution	$549,581	$681,043	$131,462	23.9%
ChannelMax	50,001	7,530	(42,471)	-84.9%
International distribution	8,601	49,599	40,998	476.7%

Net Sales	$608,183	$738,172	$129,989	21.4%

North American Distribution

North American distribution sales include sales to the United States and Canada (sales to Canada accounts for less than 3% of total net sales) from the Company’s Memphis, Tennessee distribution center. The increase in North American distribution sales for the quarter was driven by strong sales in the AIDC and POS product categories. The AIDC and POS product categories grew at 12% and 22% for the quarter and nine month period as compared to the same periods in the prior year. The increase in net sales was mainly driven by increased volume in the North America markets. Sales of the telephony product category decreased 8% for the quarter as compared to the same period of the prior year. Management believes the decrease was a result of a general decline in the telephony market demand. Sales of telephony products increased 8% for the nine months ended March 31, 2003 compared to the same nine month period for the prior year. The sales growth for the nine month period was due to an increase in market share.

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

ChannelMax

The decreases in sales in the ChannelMax segment for the quarter ended March 31, 2003, as compared to the same period in the prior year, is a result of a slow economy. The decrease in sales for the nine months ended March 31, 2003, as compared to the same in the prior year, is are primarily due to the December 2001 renegotiation of a certain customer’s contract that extended its term and lessened the amount of inventory and accounts receivable risk to the Company. As a result of those changes to the contract, revenue from the customer is now recognized on a net fee basis, rather than a gross revenue basis as it was in the prior periods. ChannelMax’s revenues continued to be impacted during the nine month period by the slow economy. Over the past year, some telephone dealers have experienced lower sales and have therefore decreased their usage of ChannelMax’s services. Additionally, manufacturers served by ChannelMax have sufficient capacity due to the slower economy and have less need for ChannelMax’s outsourcing services.

International Distribution

The international distribution segment commenced in November 2001 with the acquisition of Netpoint International, Inc. (“Netpoint”) a Miami-based distributor that exports primarily to Latin America. On January 1, 2003, ScanSource, Inc. of the North American distribution segment sold its Mexico unit to Netpoint (part of the international distribution segment), which is a majority owned subsidiary of the Company. The Mexico unit continues to focus on sales of AIDC and POS technologies to the Mexican market. In January 2002, the Company opened a headquarters and distribution center in Belgium, serving all of Europe. In May 2002, the Company acquired ABC Technology Distribution, a United Kingdom-based distributor that serves the United Kingdom, Ireland and the remainder of Europe. During the quarter ended March 31, 2003, the Company completed its consolidation of the UK distribution center into the Belgium facility. The Company centralized its accounting and sales structure in the Belgium headquarters location. Sales for the overall international segment increased 221% as compared to the same quarter in the prior year. The increase was primarily due to the acquisition of ABC in May 2002 and increased market share in Europe and Latin America.

Gross Profit. The following tables summarize the Company’s gross profit:

	Quarter ended March 31,		Percentage of Sales March 31,
	2002	2003	2002	2003
	(In thousands)
North American distribution	$20,986	$22,790	10.5%	10.9%
ChannelMax	1,406	584	23.0%	28.4%
International distribution	716	2,049	13.5%	12.1%

Gross Profit	$23,108	$25,423	10.9%	11.2%

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

	Nine months ended March 31,		Percentage of Sales March 31,
	2002	2003	2002	2003
	(In thousands)
North American distribution	$60,371	$73,652	11.0%	10.8%
ChannelMax	4,483	2,330	9.0%	30.9%
International distribution	1,124	6,546	13.1%	13.2%

Gross Profit	$65,978	$82,528	10.8%	11.2%

North American Distribution

Gross profit as a percentage of net sales for the North American distribution segment increased during the quarter ended March 31, 2003 primarily as a result of the adoption of EITF No. 02-16, Accounting for Cash Consideration Received from a Vendor, pricing and mix. The adoption of EITF 02-16 did not have any material impact on the net income for the quarter and nine months ended March 31, 2003.

For the nine months ended March 31, 2003, gross profit as a percentage of net sales decreased mainly as a result of several large low-margin POS sales orders during the second quarter. In addition, there was a more competitive market environment for telephony products due to a significant vendor’s decision to switch a portion of its product line to open-sourcing.

ChannelMax

The increase in the ChannelMax gross profit margin as a percentage of net sales nine months ended March 31, 2003 is attributed to the renegotiation of a customer contract, as discussed above, that resulted in revenue being recognized on a net fee basis.

International Distribution

For the quarter ended March 31, 2003, gross profit as a percentage of sales decreased. The decrease is primarily due to inventory reserves provided in Europe in conjunction with the warehouse consolidation.

For the nine months ended March 31, 2003, gross profit as a percentage of sales increased primarily due to the critical mass growth in Europe during the prior period. In fiscal year 2002, the European unit reported lower gross margin, as the unit was not able to take advantage of volume purchasing.

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Operating Expenses. The following table summarizes the Company’s operating expenses:

	March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2002	2003			2002	2003
		(In thousands)
Quarter	$14,633	$16,815	$2,182	14.9%	6.9%	7.4%
Nine months	$42,681	$52,959	$10,278	24.1%	7.0%	7.2%

For the quarter ended March 31, 2003, operating expenses as a percentage of sales increased as compared to the same period from the prior year. The Company incurred restructuring costs of approximately $300,000 due to warehouse consolidation, centralization of accounting and sales structure changes during the quarter ended March 31, 2003. Further, the run rate of operating expenses of European operations is higher than the North American operating costs. The net impact of the mix change resulting from a higher percentage of sales in Europe approximates $500,000. The higher operating expenses run rate in Europe is offset by higher sales prices realization resulting in a similar operating profit percentage when compared to the North American results.

Operating expenses for the nine months ended March 31, 2003 included a $1.4 million discretionary profit sharing contribution to the 401(k) plan, incremental direct expenses and restructuring costs associated with the development of the European operations, and charitable contributions of approximately $700,000. These increases to operating expenses were partially offset by lower bad debt expense and lower operating expenses for the North American distribution segment as compared to levels experienced in the comparable nine month period in the prior year.

Operating Income. The following table summarizes the Company’s operating income:

	March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2002	2003			2002	2003
		(In thousands)
Quarter	$8,475	$8,608	$133	1.6%	4.0%	3.8%
Nine months	$23,297	$29,569	$6,272	26.9%	3.8%	4.0%

Operating margins as a percentage of net sales for the quarter ended March 31, 2003 were lower than the prior year quarter due primarily to increased operating expenses as a percentage of net sales as noted above. The increase in operating margins as a percentage of net sales for the nine months ended March 31, 2003 is attributed to the increase in gross profit, partially offset by the increase in operating expenses during past nine months as noted above.

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarter and nine months ended March 31, 2002 was lower due to the decline in interest rates over the past year and lower average borrowings on the Company’s line of credit and long-term debt during the past nine months. Interest income represents interest collected principally from customers.

Other expense for the quarter and nine months ended March 31, 2003 was $93,000 and $127,000, respectively. Other expense for the quarter and nine months ended March 31, 2002 was $131,000 and $458,000, respectively. Other expense is comprised primarily of the Company’s loss on an equity investment. Minority interest, included in other expense, is comprised of the minority interest share of the subsidiaries’ net income. For the quarter and nine months ended March 31, 2003, minority interest amounted to $23,000 and $306,000, respectively. Minority interest for the quarter and nine months ended March 31, 2002 was $71,000 and $83,000, respectively.

Provision For Income Taxes. Income tax expense was $2.9 million and $3.8 million for the quarters ended March 31, 2002 and 2003, respectively, reflecting an effective income tax rate of 35.8% and 45.6%, respectively. Income tax expense was $8.1 million and $12.0 million for the nine months ended March 31, 2002 and 2003, respectively, reflecting an effective income tax rate of 37.9% and 42.2%, respectively. The increase in the tax rate during the past quarter and nine months is attributable to the effect of continued non-recognition of certain tax benefits related to the European units’ operating losses during the quarter and nine months ended March 31, 2003.

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

Net Income. The following table summarizes the Company’s net income:

	March 31,			Percentage Change	Percentage of Sales March 31,
	2002	2003	Difference		2002	2003
		(In thousands)
Quarter	$5,200	$4,549	$(651)	-12.5%	2.5%	2.0%
Nine months	$14,613	$16,362	$1,749	12.0%	2.4%	2.2%

The increase in the amount of net income and decline in the net income margin are attributed to the changes in operating profits and provision for income taxes discussed above.

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiaries’ lines of credit and proceeds from the exercise of stock options.

The Company’s cash balance totaled $4.1 million at March 31, 2003 compared to $1.3 million at June 30, 2002. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $143.9 million at March 31, 2003 from $135.5 million at June 30, 2002. The increase in working capital resulted from a $1.9 million increase in accounts receivable, plus an additional $3.3 million recorded bad debt expense resulting in an increase of accounts receivable of $5.2 million and a $35.4 million decrease in accounts payable. This was offset by a $32.2 million decrease in inventory.

The increase in the accounts receivable balance was not significant in terms of days sales outstanding (DSO) in ending trade receivables remained at 45 days. The decrease in inventory was attributed to an improvement in inventory management. For the quarter ended March 31, 2003, inventory turnover improved to 5.9 times from 4.8 times at June 30, 2002. The decrease in accounts payable resulted primarily from the reduction in inventory purchases during the past nine months.

Cash provided by operating activities was $19.6 million for the nine months ended March 31, 2003 compared to $2.7 million provided by operations for the nine months ended March 31, 2002. The increase in cash provided by operating activities was primarily attributed to the changes in current assets and liability accounts discussed in the above working capital analysis and net income for the nine month period.

Cash used in investing activities for the nine months ended March 31, 2003 was $5.6 million, which included approximately $5.1 million for capital expenditures and $457,000 for the acquisition of additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI). The Company’s capital expenditures resulted from the purchase of software and furniture and equipment. For the nine months ended March 31, 2002, cash used in investing activities totaled $25.2 million, including $17.7 million paid for acquisitions (Positive ID, Netpoint and OUI) and capital expenditures of approximately $7.5 million.

Net borrowings under the Company’s primary credit facility totaled $28.5 million at March 31, 2003, compared to $43.8 million at June 30, 2002, reflecting cash provided by operating activities. The credit facility has a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. At March 31, 2003, the borrowing base exceeded $80 million, leaving $51.5 million for additional borrowings. The credit facility matures on September 30, 2004 and bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% and tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1. The effective interest rate at March 31, 2003 was 2.84%. The revolving credit facility is collateralized by domestic accounts receivable and eligible inventory. The credit agreement contains certain financial covenants, including minimum net worth requirements, capital expenditure limits, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. As of March 31, 2003, the Company was in compliance with the various covenants.

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cash used in financing activities for the nine months ended March 31, 2003 totaled $12.5 million, including $17.5 million in payments on long-term debt and the Company’s credit facility offset by $5.0 million in proceeds from stock option exercises. Cash provided by financing activities for the nine months ended March 31, 2002 totaled $23.8 million, primarily from borrowings under the Company’s credit facility.

The Company owns an equity interest in a limited liability company for which it has guaranteed debt up to approximately $496,000. As of March 31, 2003, the limited liability company had assets with a fair market value in excess of $1.7 million and liabilities of approximately $2.0 million.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted—In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business and was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 had no effect on the Company’s financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative, voluntary methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the Company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 are effective for the Company’s fiscal year ended June 30, 2003. The disclosure requirements related to interim financial statements are effective for the Company’s quarter beginning January 1, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on the Company’s financial position and results of operations.

Item	2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

In December 2002, the FASB’s Emerging Issues Task Force issued EITF Issue No. 02-16, Accounting for Cash Consideration Received from a Vendor. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and became effective for the Company on January 1, 2003. The adoption of EITF 02-16 requires that cash consideration received from a vendor should be recorded as a direct reduction to cost of goods sold, unless certain criteria are met. If these criteria are met, then the cash consideration should be a reduction of the operating expense for which it is being reimbursed. The adoption of EITF 02-16 did not have any material impact on net income for the quarters and nine months ended March 31, 2002 and 2003, respectively.

The Company adopted FASB Interpretation No. 45—“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after December 31, 2002 triggering the measurement provisions.

The FASB issued Interpretation No. 46—“Consolidation of Variable Interest Entities” that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises that have variable interest entities. The adoption of FASB Interpretation No. 46 had no effect on the Company’s financial position and results of operations.

Item	3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and, to a much lesser extent, transacting business in foreign currencies in connection with its foreign operations.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a revolving credit facility with a bank group used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary lines of credit would have resulted in an approximate $109,000 decrease or increase in pre-tax income for the quarter ended March 31, 2003. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada and Europe. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company’s results of operations or cash flows. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. As of the date of this report, the Company currently has not entered into forward exchange contracts, currency options or other traditional hedging vehicles to adjust the Company’s foreign exchange rate risk profile. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are included in other income and expenses.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at March 31, 2003, the Company does not consider the potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in interest rates or exchange rates to be material.

Item	4. Disclosure Controls and Procedures

(a) Disclosure controls and procedures. Within 30 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Michael L. Baur, the Company’s President and Chief Executive Officer, and Richard P. Cleys, its Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Baur and Cleys concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report was filed on January 7, 2003 regarding the Company’s press release announcing that its Board of Directors had approved a two-for-one stock split of the Company’s common stock to be effected in the form of a common stock dividend of one share of the Company’s common stock for each outstanding share of common stock.

A report was filed on January 29, 2003, regarding the stock split payable on January 28, 2003 to shareholders of record as of January 17, 2003 in the form of a common stock dividend of one share of the Company’s common stock for each outstanding share of common stock.

A report was filed on April 9, 2003, announcing preliminary results for the quarter ending March 31, 2003.

A report was filed on April 29, 2003, announcing the Company’s financial results for the third quarter ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC

/s/ MICHAEL L. BAUR
MICHAEL L. BAUR President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD P. CLEYS
RICHARD P. CLEYS Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ MICHAEL L. BAUR
Michael L. Baur President and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Richard P. Cleys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ScanSource, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ RICHARD P. CLEYS
Richard P. Cleys Vice President and Chief Financial Officer