Form 10-K
period 2003-06-30
SCANSOURCE INC
filed 2003-09-26
CIK 918965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003.

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

Registrant’s telephone number, including area code: (864) 288-2432

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at December 31, 2002 was $299,744,000, as computed by reference to the average closing prices of such stock on such date.

As of September 22, 2003, 12,306,191 shares of the Registrant’s Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003 are incorporated by reference into Parts II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. Business.

ScanSource Inc. (“ScanSource” or the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The business consists of three reporting segments – North American Distribution, International Distribution and ChannelMax. The North American Distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its CatalystTelecom sales unit and converged communications products through its Paracon sales unit. The International Distribution segment markets AIDC and POS products in Latin America (including Mexico) and Europe. The third segment, ChannelMax, provides e-logistics services. See Note 9 to the consolidated financial statements of the Company for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates. See Note 10 to the consolidated financial statements of the Company for information concerning the Company’s acquisitions of Positive ID Wholesale in July 2001, Outsourcing Unlimited, Inc. (“OUI”) in September 2001, Netpoint International, Inc. (“Netpoint”) in November 2001, and ABC Technology Distribution (“ABC”) in May 2002.

North American Distribution Segment

ScanSource Sales Unit

The ScanSource sales unit markets AIDC and POS products which interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management. The bar code family of products is referred to as automatic identification and data capture because it includes all types of portable data collection terminals, wireless products and bar code label printers, in addition to scanners. POS products are those PC-based products that have replaced electronic cash registers in retail and hospitality environments.

ScanSource sales unit vendors include most of the leading AIDC and POS manufacturers, including APG Cash Drawer, Cherry Electrical, Citizen, Cognitive Solutions, Datamax, Elo, Epson America, HHP, IBM, Intermec, Ithaca Peripherals, Magtek, Metrologic, MMF Cash Drawer, NCR, Pioneer, PSC, Sato, Symbol Technologies, 3M and Zebra Technologies.

CatalystTelecom Sales Unit

The CatalystTelecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Enterprise, Express and IP (internet protocol) products. CatalystTelecom also markets products complementary to the Avaya product line from vendors including Adtran, Bogen, MCK Communications, Plantronics , Polycom, Powerware and Veramark Tchnologies.

Paracon Sales Unit

The Paracon sales unit markets business communications systems – specifically converged communications and computer telephony integration products from Intel. Converged communications products combine traditional voice technologies with data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet.

International Distribution Segment

The Company’s International Distribution segment markets AIDC and POS products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource sales unit of the North American Distribution segment.

The International Distribution segment commenced operations in November 2001, when the Company acquired a majority interest in Netpoint, a Miami-based distributor of AIDC and POS equipment to the Latin American market. In January 2002, the Company commenced operations in Europe with the establishment of a warehouse and sales office in Belgium. In May 2002, the Company purchased ABC, a distributor of AIDC and POS products based in the United Kingdom, allowing the Company to expand its European operations and expand its sales to former ABC customers in the United Kingdom. On January 1, 2003, ScanSource, Inc.

sold its Mexico operations to Netpoint (part of the International Distribution segment), a majority-owned subsidiary of the Company.

See “Risks Attendant to Forward Looking Statements” below and Exhibit 99.1 to this report for a discussion of certain risks relating to the Company’s international operations.

ChannelMax Segment

ChannelMax is the segment that provides real-time inventory availability and web catalog, order entry, order tracking and logistics for manufacturers and others in specialty technology markets. Currently ChannelMax has an agreement to provide its e-logistics services for manufacturers such as Avaya. ChannelMax has been restructured into the North America Distribution segment effective July 1, 2003.

Products and Markets

The Company currently markets over 25,000 products from over 60 hardware and software vendors primarily from its central warehouses in Memphis, Tennessee and in Liege, Belgium, to over 15,000 reseller customers.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, keyboard wedges, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as medical research. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, telephone handsets and cabling and components used in voice, fax, data, voice recognition, call center management and IP telephony applications. Converged communication products combine voice, fax, conferencing, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, PBX integration products and carrier-class board systems-level products.

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

Currently, the technology products wholesale distribution channel is highly fragmented and is comprised of several large national distributors and many smaller regional distributors. Large national distributors are engaged primarily in conventional order fulfillment and typically offer few value-added services, while small regional distributors are limited in the scale and scope of their operations and services.

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

Customers

The Company’s reseller customers currently include over 15,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. The largest customer accounted for less than 6% of the Company’s total net sales in fiscal 2003. The Company targets two types of reseller customers:

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

Networking or PC VARs.

These resellers develop computer solutions and networking for their end-users’ microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as AIDC, POS or telephony.

Sales and Electronic Commerce

The Company’s 112-member sales department consists primarily of inside sales representatives located in South Carolina, Arizona, California, Georgia, Florida, New Jersey, New York, and Washington and in Belgium, Canada, Mexico, and the United Kingdom. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several business development reps who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and business development rep receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Marketing

The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, a product catalog which is published three times a year, periodic newsletters, management of sales leads, trade shows with hardware and software companies and vendors, direct mail and sales promotions. In addition, the Company organizes and operates its own seminars teaming with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

Value-Added Services

In addition to the basic order fulfillment and credit services that conventional wholesale distributors typically provide to resellers, the Company differentiates itself by providing an array of value-added services and business tools that assist resellers to provide more complete solutions and improve customer service. Such services include:

System Integration Support

The system integration facility is located in the Company’s state-of-the-art ISO 9001:2000 certified distribution center. The Company offers complete system integration for hardware and software applications so that the resellers can deliver complete solutions to their customers.

Education and Training

The Company provides a complete curriculum of coursework that is designed specifically for solution providers. A variety of education and training classes including on-site, remote and desktop are offered. In addition, value-added selling techniques, vertical market approaches and product specific training are available.

Professional Services

The Company provides a wide variety of professional services, including project coordination services, site surveys, product installation, vendor packaged warranty programs and pre-sale consulting.

E-Commerce Solutions

The Company provides a web-based business and marketing tool providing an online product catalog , e-commerce technology and fulfillment service.

Partner Marketing

The Company provides graphic designers, copywriters and telemarketers to develop, produce and implement customized direct mail pieces, catalogs, fax flyers, press releases, specialty items and other marketing materials.

Pre-Sale Technical Support

Technical support personnel assist the reseller with system configurations as the order is placed. Pre-sale support also includes testing products to ensure their compatibility with other products and applications.

Post-Sale Technical Support

Technical support personnel also assist sales representatives and customers in diagnosing and solving technical, configuration or compatibility issues that may arise after the sale. Technical support personnel will, if necessary, serve as liaisons or advocates between the manufacturers and the resellers.

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

Central Warehouse and Shipping

The Company’s 233,000 square foot warehouse facility, located approximately eight miles from the FedEx hub facility in Memphis, Tennessee, serves all of North America. The Company also utilizes a third party warehouse located in Liege, Belgium, that serves all of Europe, including the United Kingdom. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

The Company’s objective is to ship, on the same day, all orders received by 8:00 p.m. Eastern Time in the United States. Orders are currently processed in the central warehouse, where bar code technology is utilized to expedite shipments and minimize shipping errors. The Company also has an automated package handling system used to send products from the picking area to invoicing stations. Upon fulfillment of the order, the package is immediately shipped to the reseller or “drop-shipped” to an end-user specified by the reseller by FedEx or UPS. The Company charges its customers local ground delivery rates for this overnight service.

Credit Services

The Company routinely offers competitive credit terms relative to the specific geographic area for qualified resellers. The Company believes this policy eliminates the customer’s need to establish multiple credit relationships with a large number of manufacturers.

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

Employees

As of June 30, 2003, the Company had 706 employees located in North America, Latin America (including Mexico) and Europe, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource”, “CatalystTelecom”, and “Paracon”. The Company has been issued registrations for the service marks “ScanSource” and “CatalystTelecom” in the United States and Canada and service marks “ChannelMax” and “Paracon” in the United States and the registration of its trademark and service mark “ScanSource” in Europe and Latin America (including Mexico). These trade and service marks do not have value assigned to them and have a designed indefinite life. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

Risks Attendant to Forward Looking Statements

Certain statements within this PART I, Item 1 (Business) and, by reference, in PART II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 7A (Quantitative and Qualitative Disclosures About Market Risks) of this Annual Report on Form 10-K that are not historical facts and the documents incorporated herein are “forward-looking statements” as described in the “save harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks of uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: intense competition both domestically and internationally; narrow profit margins; inventory risks due to shift in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; the general economy including the length and severity of the current economic downturn; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets (the imposition of governmental controls, currency devaluation, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices), the impact of changes in income tax legislation; product supply and availability; dependence on independent shipping companies; changes in vendor terms and conditions; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies and which can be obtained at our Investor Relations webside at www.scansource.com. Please refer to the cautionary statements and important factors discussed in Exhibit 99.1 of this report for further information.

Additional Information

The Company’s principal Internet address is www.scansource.com. The Company provides its annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission (“SEC”). We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

ITEM 2. Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company currently occupies over 66,000 square feet of that building for its own use, and leases the remainder of the building to a third party until additional space is required for its needs. The Company owns a 233,000 square foot distribution center for its North American Distribution segment in Memphis, Tennessee. The Company leases 10,000 square feet of office and warehouse space in Hull, England. The warehouse space is no longer used and the entire building is leased through 2006. The Company leases 16,000 square feet of office and distribution center space in Miami, Florida. The Company also leases a variable amount of office space in Brussels, Belgium. See Business – International Distribution Segment above. The Company leases small sales offices of 5,800 square feet or less in each of Lake Forest, California; Norcross, Georgia; Union, New Jersey; Buffalo, New York; Bellingham, Washington; Mendota Heights, Minnesota; Tempe, Arizona; Mexico City, Mexico; and Vancouver, Canada. Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2003.

PART II

ITEM 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the sections entitled “Market for the Registrant’s Common Stock and Related Shareholder Matters” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003.

ITEM 6. Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) of this Form 10-K are incorporated herein by reference to the corresponding sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K. The related Independent Auditors’ Reports are included in this report on pages F-1 and F-2.

ITEM 9. Changes In and Disagreements with Auditors on Accounting and Financial Disclosure.

Not applicable

ITEM 9A. Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the assistance of the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), and the Company’s Management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings on a timely basis. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls subsequent to the date of the evaluation.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty. Breakdowns in the control systems can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 2003 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10. Directors and Executive Officers of the Registrant.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

ITEM 11. Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

ITEM 13. Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

ITEM 14. Principal Accountant Fees and Services

Incorporated by reference to the information presented under the heading “Principal Accountant Fees and Services” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Auditors’ Reports are incorporated herein by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003:

Consolidated Balance Sheets as of June 30, 2002 and 2003

Consolidated Statements of Income for the years ended June 30, 2001, 2002 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

(a)(2)	Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Independent Auditors’ Reports for the years ended June 30, 2001, 2002 and 2003 are presented on pages F-1 through F-3.

Schedule II - Valuation and Qualifying Accounts

(a)(3)	Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E- 3 are filed, or incorporated by reference, as part of this report.

(b) Reports on Form 8-K.

There were two reports on Form 8-K furnished during the quarter ended June 30, 2003. On April 9, 2003, the Company announced, under Item 9, its preliminary results for the quarter ended March 31, 2003. On April 29, 2003, the Company announced, under Item 9, the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2003

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN H. OWINGS Steven H. Owings	Chairman of the Board	September 26, 2003

/s/ MICHAEL L. BAUR Michael L. Baur	President, Chief Executive Officer and Director (principal executive officer)	September 26, 2003

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	September 26, 2003

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	September 26, 2003

/s/ JAMES G. FOODY James G. Foody	Director	September 26, 2003

/s/ JOHN P. REILLY John P. Reilly	Director	September 26, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

ScanSource, Inc.:

We have audited the consolidated financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2003 and for the year ended June 30, 2003, and have issued our report thereon dated August 12, 2003; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Greenville, South Carolina

August 12, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

ScanSource, Inc.:

We have audited the consolidated financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2002 and for each of the two years in the period ended June 30, 2002, and have issued our report thereon dated August 14, 2002 (August 30, 2002 as to Note 11); such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ScanSource, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Greenville, South Carolina

August 14, 2002

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Amounts Charged to Bad Debt Expense	Write-offs	Recoveries And Other Additions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended June 30, 2001	$5,464	2,746	(1,806)	361	$6,765

Year ended June 30, 2002	$6,765	5,738	(3,859)	936	$9,580

Year ended June 30, 2003	$9,580	3,753	(4,061)	147	$9,419

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A)

3.2		Articles of Amendment to Amended and Restated Articles of Incorporation. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for quarter ended December 31, 2002).

3.3		Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

4.1		Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.1	**	1993 Incentive Stock Option Plan (As Amended) of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.2	**	Stock Option Agreement dated December 3, 1996 covering stock options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.3	**

1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by

reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.4	**	1997 Catalyst Stock Option Plan of the Registrant and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.5	**	Stock Option Agreement dated January 17, 1997 covering options granted to Michael L. Baur. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.6	**

Stock Option Agreement dated March 19, 1997 covering options granted to Paige Rosamond. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.7	**	ChannelMax, Inc. 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2002).

10.8	**	Non-Employee Director Stock Option Plan and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K for the year ended June 30, 2001).

10.9	**	2002 Long Term Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.10**	Employment Agreement dated as of October 18, 2002 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed for quarter ended December 31, 2002).

10.11**	Employment Agreement dated as of October 18, 2002 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed for quarter ended December 31, 2002).

10.12**	Employment Agreement dated as of October 18, 2002 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed for quarter ended December 31, 2002).

10.13**	Employment Agreement dated as of November 12, 2002 between the Registrant and Richard P. Cleys. (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed for quarter ended December 31, 2002).

10.14	Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., a South Carolina corporation, the initial guarantors listed therein, the banks listed therein and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended June 30, 2001).

10.15*	First Amendment To Credit Agreement dated as of June 15, 2002 among ScanSource, Inc, a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank.

10.16	Second Amendment to Credit Agreement dated as of October 31, 2002 among ScanSource, Inc, a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank (Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q filed for quarter ended December 31, 2002).

10.17*	Third Amendment to Credit Agreement dated as of August 6, 2003 among ScanSource, Inc, a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank.

10.18	Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 Quest, L.L.C., and ScanSource, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.19	Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000, by and among ScanSource, Inc. Branch Bank and Trust Company of South Carolina and 4100 Quest, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.20*	Amended and Restated First Amendment to Loan Agreement dated and effective as of July 31, 2003, by and among 4100 Quest, LLC, a South Carolina limited liability company, ChannelMax, Inc., a South Carolina Corporation, ScanSource, Inc., a South Carolina Corporation and Branch Bank and Trust Company of South Carolina.

13.1*	Portions of the Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2003.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1*	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors (pursuant to safe harbor provided under Private Securities Litigation Reform Act of 1995).

*	Filed herewith
**	Management contract or compensatory plan or arrangement