Form 10-Q
period 2003-09-30
SCANSOURCE INC
filed 2003-11-13
CIK 918965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for

the Quarterly Period Ended September 30, 2003

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

Yes ☒ No ☐

As of November 1, 2003, 12,352,203 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2003

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission, that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal year 2004 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company’s dependence on vendors, product supply, senior management, centralized functions, third-party shippers, the Company’s ability to compete successfully in a highly competitive market, ability to manage significant additions in personnel and increases in working capital, the Company’s ability to collect outstanding accounts receivable, the Company’s entry into new product markets in which it has no prior experience, the Company’s susceptibility to quarterly fluctuations in net sales and results of operations, the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the Securities and Exchange Commission, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2003.

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the Securities and Exchange Commission (“SEC”), copies of which can be obtained at the Investor Relations section of our website at www.scansource.com. We provide our annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	June 30,
	2003	2003*
Assets
Current assets:
Cash	$1,239	$2,565
Trade and notes receivable:
Trade, less allowance for doubtful accounts of $10,773 at September 30, 2003 and $9,419 at June 30, 2003	138,648	129,105
Other	2,551	4,420
Inventories	156,568	152,261
Prepaid expenses and other assets	1,485	1,739
Deferred income taxes	9,498	9,498

Total current assets	309,989	299,588

Property and equipment, net	26,450	27,270
Goodwill	9,801	9,841
Other assets, including identifiable intangible assets	7,465	7,648

Total assets	$353,705	$344,347

* Derived from audited financial statements at June 30, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

	September 30,	June 30,
	2003	2003*
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$890	$914
Trade accounts payable	149,886	151,389
Accrued expenses and other liabilities	10,811	12,246
Income taxes payable	1,056	62

Total current liabilities	162,643	164,611
Deferred income taxes	1,673	1,673
Long-term debt	7,188	7,385
Borrowings under revolving credit facility	22,114	18,118

Total liabilities	193,618	191,787

Minority interest	1,155	1,673
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 12,339,523 and 12,243,230 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	58,442	56,706
Retained earnings	97,386	91,306
Accumulated other comprehensive income—equity adjustment from foreign currency translation	3,104	2,875

Total shareholders’ equity	158,932	150,887

Total liabilities and shareholders’ equity	$353,705	$344,347

* Derived from audited financial statements at June 30, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended September 30,
	2003	2002
Net sales	$276,474	$260,603
Cost of goods sold	245,630	230,408

Gross profit	30,844	30,195

Operating expenses:
Selling, general and administrative expenses	21,159	19,677

Operating income	9,685	10,518

Other expense (income):
Interest expense	343	693
Interest income	(161)	(304)
Other, net	(166)	32

Total other expense	16	421

Income before income taxes and minority interest	9,669	10,097
Provision for income taxes	3,589	3,933

Income before minority interest	6,080	6,164
Minority interest in income of consolidated subsidiaries, net of income taxes of $0, and $66, respectively	—	173

Net income	$6,080	$5,991

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended
	September 30,
	2003	2002
Per share data:
Net income per common share, basic	$0.50	$0.51

Weighted-average shares outstanding, basic	12,265	11,698

Net income per common share, assuming dilution	$0.48	$0.48

Weighted-average shares outstanding, assuming dilution	12,681	12,408

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$6,080	$5,991
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,218	1,165
Amortization of intangible assets	52	27
Provision for doubtful accounts	386	1,480
Deferred income tax benefit	—	1
Tax benefit of stock option exercises	480	73
Minority interest in net income of subsidiaries	—	147
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(10,306)	(22,781)
Other receivables	1,841	1,194
Inventories	(3,973)	29,713
Prepaid expenses and other assets	269	(175)
Other noncurrent assets	42	22
Trade accounts payable	(1,539)	(22,559)
Accrued expenses and other liabilities	(1,452)	4,940
Income taxes payable	993	(349)

Net cash used in operating activities	(5,909)	(1,111)

Cash flows used in investing activities:
Capital expenditures	(652)	(2,040)
Cash paid for minority interest	(100)	(457)

Net cash used in investing activities	(752)	(2,497)

Cash flows from financing activities:
Advances on revolving credit, net	3,996	6,044
Repayments of long-term debt borrowings	(221)	(192)
Exercise of stock options	1,227	467

Net cash provided by financing activities	5,002	6,319

Effect of exchange rate changes upon cash	333	(13)

(Decrease) Increase in cash	(1,326)	2,698
Cash at beginning of period	2,565	1,296

Cash at end of period	$1,239	$3,994

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and June 30, 2003, the results of operations for the quarters ended September 30, 2003 and 2002 and statement of cash flows for the three month periods ended September 30, 2003 and 2002. The results of operations for the quarters ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Reclassifications – Certain reclassifications of prior period data have been made to conform with the current period reporting.

(2)    Business Description, Certain Accounting Policies and Recent Accounting Pronouncements

The Company is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American Distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its CatalystTelecom sales unit; and voice, data and converged communications products through its Paracon sales unit. The International Distribution segment markets AIDC and POS products.

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

Minority Interest – Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company that is held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income is listed separately in the consolidated income statements. Effective July 1, 2003, the Company purchased the remaining 10% minority interest in ChannelMax, Inc. (“ChanelMax”). The Company now owns 100% of ChannelMax. Effective August 15, 2003, the Company acquired an additional 12% of Outsourcing Unlimited, Inc. (“OUI”). Effective October 1, 2003, the Company acquired an additional 8% of Netpoint International, Inc. (“Netpoint”). The Company now owns 76% of OUI and 68% of Netpoint.

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

Revenue Recognition – Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectibility must be reasonably assured. A provision for estimated losses on returns is recorded at the time of sale based on historical experience.

The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, who retains the risk of credit loss. In the event of termination of the programs, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for each of the quarters ended September 30, 2003 and 2002, respectively. Shipping costs are included in the cost of products sold.

Inventories – Inventories (consisting of AIDC, POS, business phone and converged communications equipment) are stated at the lower of cost (first-in, first-out method) or market.

Stock Based Compensation – The Company has four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 allows for continued use of the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended September 30,
	2003	2002
	(In thousands, except per share amounts)

Net income, as reported	$6,080	$5,991
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	298	201

Pro forma net income	$5,782	$5,790

	Quarter ended September 30,
	2003	2002

Earnings per share:
Income per common share, basic, as reported	$0.50	$0.51

Income per common share, basic, pro forma	$0.47	$0.49

Income per common share, assuming dilution, as reported	$0.48	$0.48

Income per common share, assuming dilution, pro forma	$0.46	$0.47

Foreign Currencies – The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period.

Foreign currency transactional gains and losses are included in other expense (income) in the consolidated statement of income and were less than 2.3% of income before taxes for the quarters ended September 30, 2003 and 2002, respectively.

Comprehensive Income – Comprehensive income is comprised of net income and foreign currency translation adjustments. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarters ended September 30, 2003 and 2002, comprehensive income consisted of net income of the Company of $6.1 million and $6.0 million, respectively, and translation adjustments of $229,000 and $5,000, respectively.

Vendor Programs – Funds received from vendors for marketing programs and product rebates have been accounted for as a reduction of selling, general and administrative expenses (“SG&A”) or product cost according to the nature of the program. In December 2002, the Emerging Issues Task Force (“EITF”) issued pronouncement No. 02-16, Accounting for Cash Consideration Received from a Vendor, which requires the Company to recognize vendor reimbursement as a reduction of the cost of the products purchased from the vendor, unless it meets certain criteria under the pronouncement.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies – The Company accrues for contingent obligations, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $15,356,000 and $17,412,000 as of September 30, 2003 and June 30, 2003, respectively, are included in accounts payable.

Derivative Financial Instruments – The Company sells to customers internationally in several foreign currencies. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The Company’s derivative financial instruments have terms of 90 days or less. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes. The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore they are marked to market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in British Pounds.

The notional amount of forward exchange contracts and options is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The Company had no derivative financial instruments outstanding at September 30, 2003 and June 30, 2003. The Company did not recognize any gains or losses related to foreign currency exchange contracts during the quarter ended September 30, 2003.

Income Taxes – Income taxes are accounted for under the liability method. Deferred taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

Accounting Standards Recently Adopted – In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative, voluntary methods of transition to the fair value method of

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the Company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 were effective for the Company’s fiscal year ended June 30, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The adoption of SFAS No. 148 had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB’s EITF issued Issue No. 02-16. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and became effective for the Company on January 1, 2003. The adoption of EITF No. 02-16 requires that cash consideration received from a vendor should be recorded as a direct reduction to cost of goods sold, unless certain criteria are met. If these criteria are met, then the cash consideration should be a reduction of the operating expense for which it is being reimbursed. The guidance is applicable to all of the Company’s vendor arrangements entered into after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through September 30, 2003. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, “ Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”. This position has delayed the provisions required under the original pronouncement until the Company’s fiscal quarter ending after December 15, 2003. The Company is in the process of evaluating the potential VIEs relationships existing prior to February 1, 2003, and the effect of these relationships on the Company’s consolidated financial position or results of operations is unknown.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement had no effect on the Company’s financial position or results of operations.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)    Revolving Credit Facility and Subsidiary Lines of Credit

The Company has renewed its revolving credit facility with its bank group extending the termination date to September 30, 2005 with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at September 30, 2003 was 2.12% and the outstanding balance was $22.1 million on a calculated borrowing base of $80 million, leaving $57.9 million available for additional borrowings. The effective interest rate at June 30, 2003 was 2.57% and the outstanding balance was $18.1 million on a calculated borrowing base of $80 million, leaving $61.9 million available for additional borrowings. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. Effective August 6, 2003, the Company obtained a waiver for certain loan covenants as of June 30, 2003, relating to total amounts of investment, additional debt, and loans and advances, relating to the Company’s subsidiaries. In addition, effective August 6, 2003, the Company amended its loan agreement to increase the respective ceilings on these covenants. The Company was in compliance with its covenants at September 30, 2003.

Netpoint, doing business as ScanSource Latin America, has renewed its asset-based line of credit agreement with a bank that is due on demand, maturing on August 30, 2004. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate minus one percent as of the August 30, 2003 renewal date, which was 3.25% at September 30, 2003. Prior to the renewal, the facility bore an interest rate at the bank’s prime rate of interest plus one percent, which was 5.00% at June 30, 2003. All of the subsidiary’s assets collateralize the line of credit. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance is guaranteed by the subsidiary’s minority shareholder. The line of credit contains certain financial covenants including minimum thresholds for the leverage ratio and current ratio. At September 30, 2003 and June 30, 2003 respectively, there were no outstanding borrowings on the line of credit, however, at September 30, 2003 and June 30, 2003, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. The subsidiary was in compliance with all loan covenants at September 30, 2003.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)    Long-term Debt

Long-term debt consists of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 2.52 % and 2.97% variable interest rate, respectively at September 30, 2003 and June 30, 2003; maturing in fiscal year 2006 with a balloon payment of approximately $4.9 million	$6,002,000	$6,153,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate; maturing in fiscal 2007 with a balloon payment of approximately $1.5 million	1,575,000	1,584,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 2.52% and 2.97% variable interest rate, respectively at September 30, 2003 and June 30, 2003; maturing in fiscal 2006 with a balloon payment of approximately $153,000	335,000	354,000

Capital leases for equipment with monthly principal payments ranging from $33 to $1,903 and effective interest rates ranging from 7.6% to 23.82% at September 30, 2003 and June 30, 2003, respectively	166,000	208,000

	8,078,000	8,299,000

Less current portion	890,000	914,000

Long-term portion	$7,188,000	$7,385,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at September 30, 2003.

(5)    Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Income	Shares	Per Share Amount
Quarter ended September 30, 2003:
Income per common share, basic	$6,080,000	12,265,000	$0.50

Effect of dilutive stock options	—	416,000

Income per common share, assuming dilution	$6,080,000	12,681,000	$0.48

Quarter ended September 30, 2002:
Income per common share, basic	$5,991,000	11,698,000	$0.51

Dilutive effect on earnings of ChannelMax options	(73,000)	—
Effect of dilutive stock options	—	710,000

Income per common share, assuming dilution	$5,918,000	12,408,000	$0.48

At September 30, 2003 and 2002, there were 18,000 and 0 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(6)    Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2003, no impairment charge was recorded. During this first quarter, the Company recorded a reduction of goodwill related to the purchase of the additional 10% minority interest, as it related to the restructuring of the ChannelMax segment in the amount of $172,000, as required by purchase accounting under SFAS 141. The Company acquired additional goodwill through the acquisition of an additional 12% interest in OUI during the first quarter. Changes in the carrying amount of goodwill for the three months ended September 30, 2003, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2003	$5,759,000	$4,082,000	$9,841,000
Excess of cost over fair value of acquired net assets, net	132,000	—	132,000
ChannelMax impairment	(172,000)	—	(172,000)

Balance as of September 30, 2003	$5,719,000	$4,082,000	$9,801,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included within other assets are identifiable intangible assets as follows:

	As of September 30, 2003			As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$116,000	$222,000	$338,000	$98,000	$240,000
Other identifiable intangible assets	132,000	62,000	70,000	132,000	28,000	104,000

Total	$470,000	$178,000	$292,000	$470,000	$126,000	$344,000

The customer lists are amortized using the straight-line method over their expected lives of 5 years. Other intangible assets are amortized over their expected lives. Amortization expense during the quarter ended September 30, 2003 and 2002 was $52,000 and $27,000, respectively. Amortization expense is estimated to be approximately $176,000 for fiscal year 2004, $72,000 for fiscal year 2005, $69,000 for fiscal year 2006 and $30,000 for fiscal year 2007.

(7)    Segment Information

The Company is a wholesale distributor of specialty technology products and a provider of e-logistics services to specialty technology markets. Based on geographic location, the Company has two segments for distribution of specialty technology products. The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. The ChannelMax segment has been restructured into the North American Distribution segment. Prior period information has been reclassified to include ChannelMax in the North American Distribution segment to reflect this restructuring.

North American Distribution

The first reportable segment, North American Distribution, offers approximately 25,000 products for sale in three primary categories: i) AIDC and POS equipment sold by the ScanSource sales unit, ii) voice, data and converged communications equipment sold by the CatalystTelecom sales unit and iii) voice, data and converged communications products sold by the Paracon sales unit. These products are sold to more than 12,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. Of its customers at September 30, 2003, no single account represented more than 5% of the Company’s consolidated net sales. On January 1, 2003, ScanSource, Inc. sold its Mexico operations to Netpoint (part of the International Distribution segment), a majority-owned subsidiary of the Company. The segment information presented for prior period has been reclassified to include Mexico in the International Distribution segment. Previously, the Mexico operations were reported in the North American Distribution segment.

International Distribution

The second reportable segment, International Distribution, sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 3,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint (doing business as ScanSource Latin America) and the start-up of the Company’s European operations.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of this segment’s customers at September 30, 2003, no single account represented more than 3% of the Company’s consolidated net sales.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Cash, accounts receivable, inventories, property and equipment, certain software and other current and non-current assets can be identified by segment. See the table below for segment information.

	Quarter ended September 30,
	2003	2002
Sales:
North American Distribution	$255,212,000	$247,668,000
International Distribution	23,653,000	14,623,000
Less intersegment sales	(2,391,000)	(1,688,000)

	$276,474,000	$260,603,000

Operating income:
North American Distribution	$9,699,000	$10,720,000
International Distribution	(14,000)	(202,000)

	$9,685,000	$10,518,000

Capital Expenditures:
North American Distribution	613,000	2,035,000
International Distribution	37,000	232,000

	$652,000	$2,267,000

Depreciation and amortization:
North American Distribution	$1,192,000	$1,111,000
International Distribution	78,000	81,000

	$1,270,000	$1,192,000

Assets for each business unit are summarized below:

	September 30, 2003	June 30, 2003
Assets:
North American Distribution	$321,370,000	$312,285,000
International Distribution	32,335,000	32,062,000

	$353,705,000	$344,347,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)    Special Charges

The Company incurred special charges of $2.3 million during the quarter ended September 30, 2003 related to the restructuring of the ChannelMax business segment into the North American Distribution segment. Effective July 1, 2003, the Company reassigned the ChannelMax segment to become a part of the North American Distribution segment. The Company consolidated the information services and operational staff in to the Company’s corporate group. These charges primarily consisted of costs associated with employee severance for 9 employees of the operations management and programming groups and ChannelMax option settlement associated with the segment.

(9)    Commitments and Contingencies

Guarantees – The Company owns a 25% equity interest in a limited liability company for which it has guaranteed debt up to approximately $446,000. As of September 30, 2003, the limited liability company had assets with a fair market value in excess of $2.0 million and liabilities of approximately $1.8 million. As of June 30, 2003, the Company had guaranteed debt up to approximately $446,000 of the limited liability company, which then had assets with fair market value in excess of $2.5 million and liabilities of approximately $2.0 million.

Contingencies – The Company is in the process of investigating a California Sales and Use tax matter. This matter is currently under routine audit by the state, however, since no official determination has been made, it is not possible to make a current assessment of this matter. The Company has not formed any judgment nor received any professional judgment as to the likely outcome. In the event of an unfavorable assessment, the Company will vigorously defend its position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales.    The following tables summarize the Company’s net sales results for the quarters ended September 30, 2003 and 2002 (net of inter-segment sales):

	Quarter Ended September 30,		Difference	Percentage Change
	2003	2002
		(In thousands)
North American Distribution	$252,821	$245,980	$6,841	2.8%
International Distribution	23,653	14,623	9,030	61.8%

Net Sales	$276,474	$260,603	$15,871	6.1%

North American Distribution

North American Distribution sales include sales to the United States and Canada (sales to Canada accounts for less than 2% of total net sales) from the Company’s Memphis, Tennessee distribution center. The increase in North American Distribution sales for the quarter was driven by strong sales in the AIDC and POS product categories. The worldwide AIDC and POS product categories grew 17% for the quarter as compared to the same period in the prior year. The increase in the AIDC and POS net sales was mainly driven by increased volume in the North America markets. Sales of the telephony product category decreased 6% for the quarter as compared to the same period of the prior year. Management believes the decrease was a result of the continued general decline in the telephony market demand.

The Company restructured its ChannelMax segment into the North American Distribution segment as of July 1, 2003. This included the purchase of the outstanding minority interest in ChannelMax. The segment is now presented in the North American Distribution amounts above. The decrease in the quarter over quarter revenues of 52% or $1.7 million of ChannelMax has been included in the AIDC and POS product line results discussed above.

International Distribution

The International Distribution segment commenced in November 2001 with the acquisition of Netpoint International, Inc. (“ScanSource Latin America”), a Miami-based distributor that exports primarily to Latin America. On January 1, 2003, ScanSource, Inc. of the North American Distribution segment sold its Mexico unit to ScanSource Latin America at book value with no gain or loss being recorded. The Mexico unit continues to focus on sales of AIDC and POS technologies to the Mexican market.

In January 2002, the Company opened a headquarters and distribution center in Belgium, serving all of Europe. In May 2002, the Company acquired ABC Technology Distribution, a United Kingdom-based distributor that serves the United Kingdom, Ireland and the remainder of Europe. During the quarter ended March 31, 2003, the Company completed its consolidation of the UK distribution center into the Belgium facility. The Company centralized its accounting and sales structure in the Belgium headquarters location. Sales for the overall international segment increased 62% in the first fiscal quarter of 2004 as compared to the same quarter in the prior year. The increase in sales was primarily attributable to obtaining additional market share in Europe and Latin America and favorable foreign exchange rates of the Euro versus the United States Dollar (“USDs”). The favorable Euro versus USD exchange rate accounts for approximately $2.0 million USDs of the

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase in sales for the quarter ended September 30, 2003.

Gross Profit.    The following tables summarize the Company’s gross profit:

	Quarter Ended September 30,		Percentage of Sales September 30,
	2003	2002	2003	2002
	(In thousands)
North American Distribution	$27,747	$28,116	11.0%	11.4%
International Distribution	3,097	2,079	13.1%	14.2%

Gross Profit	$30,844	$30,195	11.2%	11.6%

North American Distribution

Gross profit as a percentage of net sales for the North American Distribution segment decreased during the quarter ended September 30, 2003 primarily from the continued effect of ChannelMax’s reduced fee-based revenues. Over the past year, some customers had significantly decreased their usage of fee-based e-logistic services. Fee-based services are recorded directly to net sales thus having a greater impact on the margin of the segment.

International Distribution

Gross profit, as a percentage of sales, which is typically greater than the North American Distribution segment, decreased over the same period in the prior year. The decrease in the gross margin is due to an increase in the sales mix of lower margin products.

Operating Expenses.    The following table summarizes the Company’s operating expenses:

	Quarter Ended September 30,		Difference	Percentage Change	Percentage of Sales September 30,
	2003	2002			2003	2002
	(In thousands)
Operating Expenses	$21,159	$19,677	$1,482	7.5%	7.7%	7.6%

Operating expenses for the quarter ended September 30, 2003 included approximately $2.3 million of restructuring costs for the ChannelMax segment and a discretionary profit sharing contribution of $800,000. Operating expenses for the quarter ended September 30, 2002 included a discretionary profit sharing contribution of $1.4 million, and a charitable contribution of $700,000.

Operating Income.    The following table summarizes the Company’s operating income:

	Quarter Ended September 30,		Difference	Percentage Change	Percentage of Sales September 30,
	2003	2002			2003	2002
	(In thousands)
Operating Income	$9,685	$10,518	$(833)	(7.9%)	3.5%	4.0%

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating margins as a percentage of net sales for the quarter ended September 30, 2003 were lower than the prior year quarter due primarily to increased operating expenses as a percentage of net sales and lower gross profit as a percentage of sales as noted above.

Total Other Expense (Income).    Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarter ended September 30, 2003 was lower due to the decline in interest rates over the past year and lower average borrowings on the Company’s line of credit and long-term debt as compared to the prior year’s quarter. Interest income represents interest collected principally from customers. This has decreased from the prior year’s quarter as a result of decreased sales of certain programs that the Company earned interest income.

Other income for the quarter ended September 30, 2003 was $166,000. This amount primarily consists of the foreign currency gains of the International Distribution segment related to the favorable change in the exchange rates between the Euro and British Pound and United States Dollar.

Provision For Income Taxes.    Income tax expense was $3.6 million and $3.9 million for the quarters ended September 30, 2003 and 2002, respectively, reflecting an effective income tax rate of 37.1% and 39.6%, respectively. The higher tax rate of the prior year’s quarter was attributable to the effect of non-recognition of certain tax benefits related to the European units operating loss during that period.

Minority Interest in Income of Consolidated Subsidiaries.    The Company consolidates two subsidaries that have a minority ownership interest. The Company recorded $0 and $173,000, net of income taxes, as of September 30, 2003 and 2002, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The decrease in the minority interest in income relates to the purchase of the remaining minority interest in the ChannelMax subsidiary at July 1, 2003.

Net Income.    The following table summarizes the Company’s net income:

	Quarter Ended September 30,		Difference	Percentage Change	Percentage of Sales September 30,
	2003	2002			2003	2002
	(In thousands)
Quarter	$6,080	$5,991	$89	1.5%	2.2%	2.3%

The increase in the amount of net income and decline in the net income margin are attributed to the changes in operating profits and provision for income taxes discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, advances under the revolving credit facility, and, to a lesser extent, advances under the subsidiaries’ lines of credit and proceeds from the exercise of stock options.

The Company’s cash balance totaled $1.2 million at September 30, 2003 compared to $2.6 million at June 30, 2003. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $147.3 million at September 30, 2003 from $135.0 million at June 30, 2003. The increase in working capital, resulted primarily from a $9.5 million increase in accounts receivable and a $4.3 million increase in inventory offset by a $1.5 million increase in accounts payable.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in the amount of accounts receivable is attributable to an increase in sales during the quarter. However, the number of days sales outstanding (DSO) in ending trade receivables has remained comparable at September 30, 2003 and and June 30, 2003, at 45 and 44 days, respectively. The increase in inventory was attributable to opportunistic purchases at the end of the quarter. Inventory turnover improved to 6.4 times at the end of September 30, 2003 from 5.9 times at the end of June 30, 2003. The increase in accounts payable is attributable to the purchase of inventory during the quarter.

Cash used in operating activities was $5.9 million for the quarter ended September 30, 2003 compared to $1.1 million used in operations for the quarter ended September 30, 2002. The increase in cash used in operating activities was primarily attributable to the increase in operating income for the year and changes in current assets and liability accounts for each respective period.

Cash used in investing activities for the quarter ended September 30, 2003 was $752,000. This included $100,000 cash paid for the acquisition of the remaining 10% of minority interest in ChannelMax. The Company’s capital expenditures resulted from purchases of software for reporting management for the finance department, as well as a CRM package for the credit department, and furniture and equipment.

Cash used in investing activities for the quarter ended September 30, 2002 was $2.5 million. The main use was capital expenditures of $2.0 million for the year. The capital expenditures resulted from purchases of software as well as furniture and equipment. In addition, $457,000 of cash was used to purchase additional ownership interest in two of the Company’s majority-owned subsidiaries (Netpoint and OUI).

The Company has renewed its revolving credit facility with its bank group extending the termination date to September 30, 2005 with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at September 30, 2003 was 2.12% and the outstanding balance was $22.1 million on a calculated borrowing base of $80 million, leaving $57.9 million available for additional borrowings. The effective interest rate at June 30, 2003 was 2.57% and the outstanding balance was $18.1 million on a calculated borrowing base of $80 million, leaving $61.9 million available for additional borrowings. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. Effective August 6, 2003, the Company obtained a waiver for certain loan covenants as of June 30, 2003, relating to total amounts of investment, additional debt, and loans and advances, relating to the Company’s subsidiaries. In addition, effective August 6, 2003, the Company amended its loan agreement to increase the respective ceilings on these covenants. The Company was in compliance with its covenants at September 30, 2003.

Netpoint, doing business as ScanSource Latin America, has renewed its asset-based line of credit agreement with a bank that is due on demand, maturing on August 30, 2004. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate minus one percent as of the August 30, 2003 renewal date, which was 3.25% at September 30, 2003. Prior to the renewal, the facility bore an interest rate at the bank’s prime rate of interest plus one percent, which was 5.00% at June 30, 2003. All of the subsidiary’s assets collateralize the line of credit. The Company has guaranteed 68% of

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

the balance on the line, while the remaining 32% of the balance is guaranteed by the subsidiary’s minority shareholder. The line of credit contains certain financial covenants including minimum thresholds for the leverage ratio and current ratio. At September 30, 2003 and June 30, 2003 respectively, there were no outstanding borrowings on the line of credit, however, at September 30, 2003 and June 30, 2003, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. The subsidiary was in compliance with all loan covenants at September 30, 2003.

Cash provided by financing activities for the quarter ended September 30, 2003 totaled $5.0 million, including advances under the Company’s credit facility. Cash provided by financing activities for the quarter ended September 30, 2002 totaled $6.3 million, including advances under the Company’s credit facility.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Impact of Inflation – The Company has not been adversely affected by inflation as technological advances and competition within specialty technology markets has generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts. In most cases, price decreases do not have adverse impact, as vendors will credit the Company for decreases in inventory.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted – In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative, voluntary methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the Company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 were effective for the Company’s fiscal year ended June 30, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The adoption of SFAS No. 148 had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB’s EITF issued Issue No. 02-16. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and became effective for the Company

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

on January 1, 2003. The adoption of EITF No. 02-16 requires that cash consideration received from a vendor should be recorded as a direct reduction to cost of goods sold, unless certain criteria are met. If these criteria are met, then the cash consideration should be a reduction of the operating expense for which it is being reimbursed. The guidance is applicable to all of the Company’s vendor arrangements entered into after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through September 30, 2003. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”. This position has delayed the provisions required under the original pronouncement until the Company’s first fiscal quarter ending after December 15, 2003. The Company is in the process of evaluating the potential VIEs relationships existing prior to February 1, 2003, and the effect of these relationships on the Company’s consolidated financial position or results of operations is unknown.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement had no effect on the Company’s financial position or results of operations.

Off – Balance Sheet Arrangements

Guarantees – The Company owns a 25% equity interest in a limited liability company for which it has guaranteed debt up to approximately $446,000. As of September 30, 2003, the limited liability company had assets with a fair market value in excess of $2.0 million and liabilities of approximately $1.8 million. As of June 30, 2003, the Company had guaranteed debt up to approximately $446,000 of the limited liability company, which then had assets with fair market value in excess of $2.5 million and liabilities of approximately $2.0 million.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and, to a much lesser extent, transacting business in foreign currencies in connection with its foreign operations. The Company has chosen to present this information below in a sensitivity analysis format.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a revolving credit facility with a bank group used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary lines of credit would have resulted in an approximate $122,000 decrease or increase in fiscal first quarter 2004 pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company enters into foreign exchange derivatives to minimize short-term currency risks on cash flows. As of September 30, 2003, all derivative contracts were either settled or had expired. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are included in other expense.

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the income statement each period. The underlying exposures are denominated primarily in British Pounds. There were no outstanding derivative contracts at September 30, 2003.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2003, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

Item 4.     Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15 of 15d-15 of the Exchange Act. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(a)    Exhibits

10.21	Fourth Amendment to Credit Agreement dated as of October 8, 2003 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 17, 2003, in connection with the issuance of a press release announcing the Company’s expected sales results for the quarter ended June 30, 2003.

The Company filed a Current Report on Form 8-K on August 5, 2003, in connection with the issuance of a press release announcing its Chairman, Steven H. Owings, is taking a medical leave of absence.

The Company filed a Current Report on Form 8-K on August 18, 2003, in connection with the the issuance of a press release announcing its financial results for the fourth quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ MICHAEL L. BAUR
MICHAEL L. BAUR President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD P. CLEYS
Date: November 13, 2003	RICHARD P. CLEYS Vice President and Chief Financial Officer (Principal Financial Officer)