Form 10-Q
period 2003-12-31
SCANSOURCE INC
filed 2004-02-13
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2003

or

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

As of February 9, 2004, 12,444,480 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2003

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2004 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the Company’s dependence on vendors, product supply, senior management, centralized functions, third-party shippers, the Company’s ability to compete successfully in a highly competitive market, ability to manage significant additions in personnel and increases in working capital, the Company’s ability to collect outstanding accounts receivable, the Company’s entry into new product markets in which it has no prior experience, the Company’s susceptibility to quarterly fluctuations in net sales and results of operations, the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases, and other factors described herein and in other reports and documents filed by the Company with the SEC, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2003.

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at the Investor Relations section of our website at www.scansource.com. We provide our annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	December 31, 2003	June 30, 2003*
Assets
Current assets:
Cash	$736	$2,565
Trade and notes receivable:
Trade, less allowance for doubtful accounts of $11,013 at December 31, 2003 and $9,419 at June 30, 2003	146,644	129,105
Other	3,144	4,420
Inventories	153,262	152,261
Prepaid expenses and other assets	1,743	1,739
Deferred income taxes	8,986	9,498

Total current assets	314,515	299,588

Property and equipment, net	25,767	27,270
Goodwill	9,978	9,841
Other assets, including identifiable intangible assets	8,567	7,648

Total assets	$358,827	$344,347

*	Derived from audited financial statements at June 30, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	December 31, 2003	June 30, 2003*
Current Liabilities:
Current portion of long-term debt	$871	$914
Subsidiary lines of credit	560	—
Trade accounts payable	147,621	151,389
Accrued expenses and other liabilities	11,304	12,246
Income taxes payable	1,402	62

Total current liabilities	161,758	164,611

Deferred income taxes	1,546	1,673
Long-term debt	6,997	7,385
Borrowings under revolving credit facility	19,352	18,118

Total liabilities	189,653	191,787

Minority interest	1,034	1,673
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 12,426,857 and 12,243,230 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	59,933	56,706
Retained earnings	104,053	91,306
Accumulated other comprehensive income - equity adjustment from foreign currency translation	4,154	2,875

Total shareholders’ equity	168,140	150,887

Total liabilities and shareholders’ equity	$358,827	$344,347

*	Derived from audited financial statements at June 30, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net sales	$288,966	$250,117	$565,440	$510,720
Cost of goods sold	258,063	223,207	503,693	453,615

Gross profit	30,903	26,910	61,747	57,105

Operating expenses:
Selling, general and admin. expenses	20,045	16,467	41,204	36,144

Operating income	10,858	10,443	20,543	20,961

Other expense (income):
Interest expense	284	556	627	1,249
Interest income	(85)	(282)	(246)	(586)
Other, net	(64)	16	(229)	48

Total other expense	135	290	152	711

Income before income taxes and minority interest	10,723	10,153	20,391	20,250

Provision for income taxes	3,935	4,221	7,524	8,154

Income before minority interest	6,788	5,932	12,867	12,096

Minority interest in income of consolidated subsidiaries, net of income taxes of $45, and $42, respectively, and $45 and $108, respectively	121	110	120	283

Net income	$6,667	$5,822	$12,747	$11,813

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Per share data:
Net income per common share, basic	$0.53	$0.49	$1.03	$1.00

Weighted-average shares outstanding, basic	12,508	11,947	12,389	11,822

Net income per common share, assuming dilution	$0.52	$0.46	$1.00	$0.94

Weighted-average shares outstanding, assuming dilution	12,942	12,646	12,771	12,527

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$12,747	$11,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,490	2,375
Amortization of intangible assets	112	54
Provision for doubtful accounts	1,267	1,902
Deferred income tax benefit	(109)	421
Tax benefit of stock option exercises	882	3,420
Minority interest in net income of subsidiaries	(120)	224
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(17,836)	(17,919)
Other receivables	1,283	1,757
Inventories	(197)	30,442
Prepaid expenses and other assets	9	118
Other noncurrent assets	(1,085)	(335)
Trade accounts payable	(4,523)	(23,319)
Accrued expenses and other liabilities	(24)	867
Income taxes payable	1,333	(5,545)

Net cash provided by (used in) operating activities	(3,771)	6,275

Cash flows used in investing activities:
Capital expenditures	(1,209)	(3,331)
Cash paid for acquisition of minority interest	(277)	(457)

Net cash used in investing activities	(1,486)	(3,788)

Cash flows from financing activities:
Advances (repayments) on revolving credit, net	1,234	(4,485)
Repayments of long-term debt borrowings	(431)	(384)
Exercise of stock options	2,316	4,412

Net cash provided by (used in) financing activities	3,119	(457)

Effect of exchange rate changes upon cash	309	137

(Decrease) Increase in cash	(1,829)	2,167
Cash at beginning of period	2,565	1,296

Cash at end of period	$736	$3,463

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2003 and June 30, 2003, the results of operations for the quarter and six month periods ended December 31, 2003 and 2002 and statement of cash flows for the six month periods ended December 31, 2003 and 2002. The results of operations for the quarter and six month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Reclassifications - Certain reclassifications of prior period data have been made to conform with the current period presentation.

(2) Business Description, Certain Accounting Policies and Recent Accounting Pronouncements

The Company is a leading distributor of specialty technology products, providing both value-added distribution sales to technology resellers and e-logistics services to specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American Distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its CatalystTelecom sales unit; and voice, data and converged communications products through its Paracon sales unit. The International Distribution segment markets AIDC and POS products through its ScanSource sales unit.

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

Minority Interest – Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the consolidated income statements. Effective July 1, 2003, the Company purchased the remaining 10% minority interest in ChannelMax, Inc. (“ChannelMax”). The Company now owns 100% of ChannelMax. Effective August 15, 2003, the Company acquired an additional 12% of Outsourcing Unlimited, Inc. (“OUI”). Effective October 1, 2003, the Company acquired an additional 8% of Netpoint International, Inc. (“Netpoint”). The Company now owns 76% of OUI and 68% of Netpoint.

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

The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, who retains the risk of credit loss. In the event of termination of the programs, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters and six months ended December 31, 2003 and 2002, respectively. Shipping costs are included in the cost of products sold.

Inventories – Inventories (consisting of AIDC, POS, business phone and converged communications equipment) are stated at the lower of cost (first-in, first-out method) or market.

Stock Based Compensation – The Company has five stock-based employee compensation plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$6,667	$5,822	$12,747	$11,813
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	306	247	604	448

Pro forma net income	$6,361	$5,575	$12,143	$11,365

	Quarter ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Earnings per share:
Income per common share, basic, as reported	$0.53	$0.49	$1.03	$1.00

Income per common share, basic, pro forma	$0.51	$0.47	$0.98	$0.96

Income per common share, assuming dilution, as reported	$0.52	$0.46	$1.00	$0.94

Income per common share, assuming dilution, pro forma	$0.49	$0.44	$0.95	$0.91

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

Foreign currency transactional and remeasurement gains and losses are included in other expense (income) in the consolidated statement of income. For the quarter and six months ended December 31, 2003, foreign currency gains, net of losses, were 0.7% and 1.5% of income before taxes, respectively. Foreign currency losses, net of gains, for the quarter and six months ended December 31, 2002 were less than 1.0% of income before taxes.

Comprehensive Income – Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and six months ended December 31, 2003, comprehensive income consisted of net income of the Company of $6.7 million and $12.7 million, respectively, and translation adjustments of $1.1 million and $1.3 million, respectively. For the quarter and six months ended December 31, 2002, comprehensive income consisted of net income of approximately $5.8 million and $11.8 million, respectively, and translation adjustments of $714,000 and $719,000, respectively.

Vendor Programs - Funds received from vendors for marketing programs and product rebates have been accounted for as a reduction of selling, general and administrative expenses (“SG&A”) or product cost according to the nature of the program, in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting for Cash Consideration Received from a Vendor.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies - The Company accrues for contingent obligations, including estimated legal costs, when it is probable a liability has been incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $20,008,000 and $17,412,000 as of December 31, 2003 and June 30, 2003, respectively, are included in accounts payable.

Derivative Financial Instruments - The Company sells to customers internationally in several foreign currencies. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The Company’s derivative financial instruments have terms of 90 days or less. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked to market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in British Pounds.

The notional amount of forward exchange contracts and options is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The Company had no derivative financial instruments outstanding at December 31, 2003 and June 30, 2003.

The Company did not recognize any gains or losses related to foreign currency exchange contracts during the quarter and six months ended December 31, 2003.

Income Taxes- Income taxes are accounted for under the liability method. Deferred taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

Accounting Standards Recently Adopted – In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 had no effect on the Company’s financial position or results of operations.

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

In December 2002, the FASB’s EITF issued Issue No. 02-16. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and became effective for the Company on January 1, 2003. The adoption of EITF No. 02-16 requires that cash consideration received from a vendor should be recorded as a direct reduction to cost of goods sold, unless certain criteria are met. If these criteria are met, then the cash consideration should be a reduction of the operating expense for which it is being reimbursed. The guidance is applicable to all of the Company’s vendor arrangements entered into after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through December 31, 2003. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company is in the process of evaluating the potential VIEs relationships existing prior to February 1, 2003, and the effect of these relationships on the Company’s consolidated financial position or results of operations is unknown.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Revolving Credit Facility and Subsidiary Lines of Credit

The Company has a revolving credit facility with its bank group maturing on September 30, 2005, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at December 31, 2003 was 2.17% and the outstanding balance was $19.4 million on a calculated borrowing base of $80 million, leaving $60.6 million available for additional borrowings. The effective interest rate at June 30, 2003 was 2.57% and the outstanding balance was $18.1 million on a calculated borrowing base of $80 million, leaving $61.9 million available for additional borrowings. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. Effective August 6, 2003, the Company obtained a waiver for certain loan covenants as of June 30, 2003, relating to total amounts of investment, additional debt, and loans and advances, relating to the Company’s subsidiaries. In addition, effective August 6, 2003, the Company amended its credit agreement to increase the respective ceilings on these covenants. The Company was in compliance with its covenants at December 31, 2003.

Netpoint, doing business as ScanSource Latin America, has an asset-based line of credit agreement with a bank that is due on demand, maturing on August 30, 2004. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate minus one percent as of the August 30, 2003 renewal date, which was 3.0% at December 31, 2003. Prior to the renewal, the facility bore interest at the bank’s prime rate plus one percent, which was 5.00% at June 30, 2003. All of Netpoint’s assets collateralize the line of credit. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance is guaranteed by Netpoint’s minority shareholder. The line of credit

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contains certain financial covenants including minimum thresholds for the leverage ratio and current ratio. At December 31, 2003 the outstanding balance was $560,000 and the outstanding standby letters of credit totaled $40,000, leaving no additional borrowing availability. At June 30, 2003, there were no outstanding borrowings on the line of credit, however, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. Effective February 5, 2004, Netpoint obtained a waiver for a certain loan covenant as of December 31, 2003, relating to the calculation of the current ratio of the subsidiary. In addition, effective February 5, 2004, Netpoint received a proposed amendment to its credit agreement to adjust the ratio related to this covenant. Netpoint was in compliance with the remaining covenants at December 31, 2003.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Long-term Debt

Long-term debt consists of the following at December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
	(In thousands)
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 2.57% and 2.97% variable interest rate, respectively at December 31, 2003 and June 30, 2003; maturing in fiscal year 2006 with a balloon payment of approximately $4.9 million	$5,845	$6,153
Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate; maturing in fiscal 2007 with a balloon payment of approximately $1.5 million	1,567	1,584
Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 2.57% and 2.97% variable interest rate, respectively at December 31, 2003 and June 30, 2003; maturing in fiscal 2006 with a balloon payment of approximately $153,000	315	354
Capital leases for equipment with monthly principal payments ranging from $33 to $1,903 and effective interest rates ranging from 7.6% to 23.82% at December 31, 2003 and June 30, 2003, respectively	141	208

	7,868	8,299
Less current portion	871	914

Long-term portion	$6,997	$7,385

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at December 31, 2003.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Quarter ended December 31, 2003:
Income per common share, basic	$6,667	12,508	$0.53

Effect of dilutive stock options	—	434

Income per common share, assuming dilution	$6,667	12,942	$0.52

Quarter ended December 31, 2002:
Income per common share, basic	$5,822	11,947	$0.49

Dilutive effect on earnings of ChannelMax options	(20)	—
Effect of dilutive stock options	—	699

Income per common share, assuming dilution	$5,802	12,646	$0.46

Six months ended December 31, 2003:
Income per common share, basic	$12,747	12,389	$1.03

Effect of dilutive stock options	—	382

Income per common share, assuming dilution	$12,747	12,771	$1.00

Six months ended December 31, 2002:
Income per common share, basic	$11,813	11,822	$1.00

Dilutive effect on earnings of ChannelMax options	(93)	—
Effect of dilutive stock options	—	705

Income per common share, assuming dilution	$11,720	12,527	$0.94

For the quarters ended December 31, 2003 and 2002, there were 14,000 and 0 shares, respectively shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended December 31, 2003 and 2002, there were 14,000 and 0, respectively shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(6) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2003, no impairment charge was recorded. During the first quarter of fiscal year 2004, the Company recorded a reduction of goodwill related to the purchase of the additional 10% minority interest, as it related to the restructuring of the ChannelMax segment in the amount of $172,000, as required by purchase accounting under SFAS 141. The Company acquired additional goodwill through the acquisition of an additional 12% interest in OUI during the first quarter of fiscal year 2004 and an additional

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8% interest in Netpoint during the second quarter of fiscal year 2004. Changes in the carrying amount of goodwill and other intangibles assets for the six months ended December 31, 2003, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(In thousands)
Balance as of June 30, 2003	$5,759	$4,082	$9,841
Excess of cost over fair value of acquired net assets, net	132	177	309
ChannelMax impairment	(172)	—	(172)

Balance as of December 31, 2003	$5,719	$4,259	$9,978

Included within other assets are identifiable intangible assets as follows:

	As of December 31, 2003			As of June 30, 2003
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338	$134	$204	$338	$98	$240
Other intangible assets	132	95	37	132	28	104

Total	$470	$229	$241	$470	$126	$344

The customer lists are amortized using the straight-line method over a period of 5 years. Other intangible assets are amortized over their expected life. Amortization expense during the quarter and six months ended December 31, 2003 was $51,000 and $103,000, respectively. Amortization expense during the quarter and six months ended December 31, 2002 was $17,000 and $34,000, respectively. Accumulated amortization at December 31, 2003 was $229,000. Amortization expense is estimated to be approximately $174,000 for fiscal year 2004, $67,000 for fiscal year 2005, $67,000 for fiscal year 2006 and $36,000 for fiscal year 2007.

(7) Segment Information

The Company is a wholesale distributor of specialty technology products and a provider of e-logistics services to specialty technology markets. Based on geographic location, the Company has two segments for distribution of specialty technology products. The measure of segment profit is income from operations, and

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the accounting policies of the segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Beginning with the first quarter of fiscal 2004, the ChannelMax segment has been restructured into the North American Distribution segment. Prior period information has been reclassified to include ChannelMax in the North American Distribution segment to reflect this restructuring.

North American Distribution

North American Distribution offers approximately 27,000 products for sale in three primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the CatalystTelecom sales unit and (iii) voice, data and converged communications products sold by the Paracon sales unit. These products are sold to more than 12,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. Of its customers at December 31, 2003, no single account represented more than 6% of the Company’s consolidated net sales. On January 1, 2003, ScanSource, Inc. sold its Mexico operations to Netpoint (part of the International Distribution segment), a majority-owned subsidiary of the Company. The segment information presented for prior periods has been reclassified to include Mexico in the International Distribution segment. Previously, the Mexico operations were reported in the North American Distribution segment.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint (doing business as ScanSource Latin America) and the start-up of the Company’s European operations. Of this segment’s customers at December 31, 2003, no single account represented more than 1% of the Company’s consolidated net sales.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Sales:
North American Distribution	$263,006	$233,978	$518,218	$481,645
International Distribution	28,962	17,995	52,615	32,618
Less intersegment sales	(3,002)	(1,856)	(5,393)	(3,543)

	$288,966	$250,117	$565,440	$510,720

Operating income:
North American Distribution	$10,132	$10,694	$19,831	$21,414
International Distribution	726	(251)	712	(453)

	$10,858	$10,443	$20,543	$20,961

Capital Expenditures:
North American Distribution	421	948	$1,036	$2,983
International Distribution	136	116	173	348

	$557	$1,064	$1,209	$3,331

Depreciation and amortization:
North American Distribution	$1,121	$1,167	$2,313	$2,278
International Distribution	211	70	289	151

	$1,332	$1,237	$2,602	$2,429

Assets for each business unit are summarized below:

	December 31, 2003	June 30, 2003
	(In thousands)
Assets:
North American Distribution	$323,064	$312,285
International Distribution	35,763	32,062

	$358,827	$344,347

(8) Special Charges

The Company incurred special charges of $2.3 million during the quarter ended September 30, 2003 related to the restructuring of the ChannelMax business segment into the North American Distribution segment. Effective July 1, 2003, the Company reassigned the ChannelMax segment to become a part of the North American Distribution segment. The Company consolidated the information services and operational staff in to the Company’s corporate group. These charges primarily consisted of costs associated with employee severance for 9 employees of the operations management and programming groups and ChannelMax option settlement costs associated with the segment.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Commitments and Contingencies

Guarantees - The Company owns a 25% equity interest in a limited liability company for which it has guaranteed debt up to approximately $446,000. This guarantee was executed prior to the effective date of FIN 45, therefore no liability has been recorded. At June 30, 2003 and December 31, 2003, the limited liability company had assets with an estimated fair market value which were in excess of its liabilities of approximately $2.0 million and approximately $1.8 million, respectively.

Contingencies – The Company is in the process of investigating a sales and use tax matter. The Company has recently been notified that it will receive an assessment for a sales and use tax matter for the three calendar years ended 2001. Based upon this notification, the Company has determined a probable range for the disposition of that assessment and for the subsequent periods through December 2003. Although the Company is disputing the assessment, it has accrued $1.65 million for the six months ended December 31, 2003. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales. The following tables summarize the Company’s net sales results for the quarters and six months ended December 31, 2003 and 2002 (net of inter-segment sales):

	Quarter ended December 31,			Percentage Change
	2003	2002	Difference
	(In thousands)

North American Distribution	$260,004	$232,122	$27,882	12.0%
International Distribution	28,962	17,995	10,967	60.9%

Net Sales	$288,966	$250,117	$38,849	15.5%

	Six months ended December 31,			Percentage Change
	2003	2002	Difference
	(In thousands)

North American Distribution	$512,825	$478,102	$34,723	7.3%
International Distribution	52,615	32,618	19,997	61.3%

Net Sales	$565,440	$510,720	$54,720	10.7%

North American Distribution

North American Distribution sales include sales to technology resellers in the United States and Canada (sales to technology resellers in Canada account for approximately 2% of total net sales) from the Company’s Memphis, Tennessee distribution center. The 12% increase in North American Distribution sales for the quarter ended December 31, 2003, as compared to the same period in the prior year, was driven by strong sales in all product categories. The increase in the six months ended December 31, 2003, as compared to the same period in the prior year, was driven by strong sales in the AIDC and POS product categories.

The Company restructured its ChannelMax segment into the North American Distribution segment as of July 1, 2003. This included the purchase of the outstanding minority interest in ChannelMax. The segment is now presented in the North American Distribution amounts above. The decrease in the quarter revenues as compared to the same quarter last year of 95% or $2.0 million and the decrease in the six months period as compared to the same six month period last year of 69% or $3.7 million of ChannelMax have been included in the AIDC and POS product line results above.

International Distribution

Sales for the overall international segment increased 61% or $11 million for the quarter ended December 31, 2003 and 61% or $20 million for the six month period as compared to the same periods in the prior year. The favorable Euro versus United States Dollar (“USD”) exchange rate accounts for approximately $3.2 million and $5.2 million of the increase for the quarter and six month period ended December 31, 2003, respectively. Without

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the benefit of the foreign exchange rates, the increase for the quarter and six month periods ending December 31, 2003, would have been 43% or $7.8 million and 45% or $14.7 million, respectively. The increase in sales was primarily attributable to obtaining additional market share in Europe and Latin America.

Gross Profit. The following tables summarize the Company’s gross profit:

	Quarter ended December 31,		Percentage of Sales December 31,
	2003	2002	2003	2002
	(In thousands)
North American Distribution	$26,934	$24,622	10.4%	10.6%
International Distribution	3,969	2,288	13.7%	12.7%

Gross Profit	$30,903	$26,910	10.7%	10.8%

	Six months ended December 31,		Percentage of Sales December 31,
	2003	2002	2003	2002
	(In thousands)
North American Distribution	$54,681	$52,738	10.7%	11.0%
International Distribution	7,066	4,367	13.4%	13.4%

Gross Profit	$61,747	$57,105	10.9%	11.2%

North American Distribution

Gross profit as a percentage of net sales for the North American Distribution segment decreased during the quarter and six-months ended December 31, 2003 primarily from the continued effect of ChannelMax’s reduced fee-based revenues. Over the past year, some customers have significantly decreased their usage of fee-based e-logistic services. Fee-based services are recorded directly to net sales thus having a greater impact on the margin of the segment.

International Distribution

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, increased for the quarter ended December 31,2003 due to an increase in the sales mix of higher margin products. Gross profit, as a percentage of net sales, for the six-months ended December 31, 2003 remained consistent with the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses. The following table summarizes the Company’s operating expenses:

					Percentage of Sales
	December 31,				December 31,
	2003	2002	Difference	Percentage Change	2003	2002
	(In thousands)
Quarter	$20,045	$16,467	$3,578	21.7%	6.9%	6.6%
Six months	$41,204	$36,144	$5,060	14.0%	7.3%	7.1%

For the quarter ended December 31, 2003, operating expenses included $1.25 million or $775,000, net of $475,000 tax benefit, related to the accrual for the disposition of a sales and use tax matter and a discretionary profit sharing contribution of $1 million. For the quarter ended December 31, 2002, operating expenses benefited from approximately $800,000 in lower bad debt expense, partially offset by approximately $500,000, net of a foreign currency exchange gain, of incremental direct expenses associated with the development of the European operations.

Operating expenses for the six months ended December 31, 2003 included approximately $2.3 million of restructuring costs for the ChannelMax segment, a discretionary profit sharing contribution of $1.8 million and a $1.65 million or $1.023 million, net of $627,000 tax benefit, accrual for the disposition of a sales and use tax matter. Operating expenses for the six months ended December 31, 2002 included a discretionary profit sharing contribution of $1.4 million, and charitable contributions of $700,000.

Operating Income. The following table summarizes the Company’s operating income:

	Quarter Ended December 31,			Percentage Change	Percentage of Sales December 31,
	2003	2002	Difference		2003	2002
	(In thousands)
Quarter	$10,858	$10,443	$415	4.0%	3.8%	4.2%
Six months	$20,543	$20,961	$(418)	-2.0%	3.6%	4.1%

Operating margins as a percentage of net sales for the quarter and six months ended December 31, 2003 were lower compared to the same periods of the prior year, primarily due to increased operating expenses as a percentage of net sales and lower gross profit as a percentage of sales as noted above.

Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarter and six months ended December 31, 2003 was lower due to the decline in interest rates and, to a lesser extent, lower average borrowings on the Company’s line of credit during the quarter and six-months ended December 31, 2003 as compared to the same periods in the prior year. Interest income represents interest collected principally from customers. This has decreased for the quarter and six-months ended December 31, 2003 as compared to the same periods of the prior year as a result of decreased sales of certain programs on which the Company earned interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income for the quarter and six months ended December 31, 2003 was $64,000 and $229,000 respectively. These amounts primarily consist of the transactional foreign currency gains of the International Distribution segment related to the favorable change in the exchange rates between the Euro rates and British Pound. Other expense for the quarter and six months ended December 31, 2002 was $16,000 and $48,000, consisting primarily of the Company’s loss on an equity investment.

Provision For Income Taxes. Income tax expense was $3.9 million and $4.2 million for the quarters ended December 31, 2003 and 2002, respectively, reflecting an effective income tax rate of 37.1% and 42.0%, respectively. Income tax expense was $7.5 million and $8.2 million for the six months ended December 31, 2003 and 2002, respectively, reflecting an effective income tax rate of 37.1% and 40.8%, respectively. The higher tax rate for the quarter and six months ended December 31, 2002 was attributable to the effect of non-recognition of certain tax benefits related to the European units’ operating losses during those periods. The provision for income taxes for the quarter and six months ended December 31, 2003 reflects the recognition of certain tax benefits related to the European units’ prior periods operating losses.

Minority Interest in Income of Consolidated Subsidiaries. The Company consolidates two subsidiaries that have a minority ownership interest. For the quarter ended December 31, 2003 and 2002, the Company recorded $121,000 and $110,000, net of income taxes, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. For the six months ended December 31, 2003 and 2002, the Company recorded $120,000 and $283,000, net of income taxes, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The decrease in the minorities’ interest income for the six-month period relates to the purchase of the remaining minority interest in the ChannelMax subsidiary at July 1, 2003.

Net Income. The following table summarizes the Company’s net income:

	Quarter Ended December 31,			Percentage Change	Percentage of Sales December 31,
	2003	2002	Difference		2003	2002
	(In thousands)
Quarter	$6,667	$5,822	$845	14.5%	2.3%	2.3%
Six months	$12,747	$11,813	$934	7.9%	2.3%	2.3%

The increase in the amount of net income is attributable to the changes in operating profits and provision for income taxes discussed above.

Impact of Inflation. The Company has not been adversely affected by inflation as technological advances and competition within specialty technology markets has generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts. In most cases, price decreases do not have adverse impact, as vendors will credit the Company for decreases in inventory value.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiaries’ lines of credit and proceeds from the exercise of stock options.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash balance totaled $736,000 at December 31, 2003 compared to $2.6 million at June 30, 2003. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit under the revolving credit facility. The Company’s working capital increased to $152.8 million at December 31, 2003 from $135.0 million at June 30, 2003. The increase in working capital resulted primarily from a $17.5 million increase in its trade and notes receivable.

The increase in the amount of trade and notes receivable is attributable to an increase in sales during the quarter. However, the number of days sales outstanding (DSO) in ending trade receivables has remained comparable at December 31, 2003 and June 30, 2003, at 45 and 44 days, respectively. Inventory turnover improved to 6.7 times at the end of December 31, 2003 from 5.9 times at the end of June 30, 2003.

Cash used in operating activities was $3.8 million for the six months ended December 31, 2003 compared to $6.3 million provided by operations for the six months ended December 31, 2002. The increase in cash used in operating activities was primarily attributable to changes in current assets and liability accounts for each respective period.

Cash used in investing activities for the six months ended December 31, 2003 was $1.5 million, which included approximately $1.2 million for capital expenditures and $277,000 for additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI) and the remaining 10% of minority interest in ChannelMax. The Company’s capital expenditures resulted from purchases of software for financial reporting, web-based software for product ordering and configuration, as well as furniture and equipment.

Cash used in investing activities for the six months ended December 31, 2002 was $3.8 million. The main use was capital expenditures of $3.3 million for software and furniture and equipment. In addition, $457,000 of cash was used to purchase additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI).

The Company has a revolving credit facility with its bank group maturing on September 30, 2005, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at December 31, 2003 was 2.17% and the outstanding balance was $19.4 million on a calculated borrowing base of $80 million, leaving $60.6 million available for additional borrowings. The effective interest rate at June 30, 2003 was 2.57% and the outstanding balance was $18.1 million on a calculated borrowing base of $80 million, leaving $61.9 million available for additional borrowings. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. Effective August 6, 2003, the Company obtained a waiver for certain loan covenants as of June 30, 2003, relating to total amounts of investment, additional debt, and loans and advances, relating to the Company’s subsidiaries. In addition, effective August 6, 2003, the Company amended its credit agreement to increase the respective ceilings on these covenants. The Company was in compliance with its covenants at December 31, 2003.

Netpoint, doing business as ScanSource Latin America, has an asset-based line of credit agreement with a bank that is due on demand, maturing on August 30, 2004. The borrowing limit on the line is the lesser

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate minus one percent as of the August 30, 2003 renewal date, which was 3.0% at December 31, 2003. Prior to the renewal, the facility bore interest at the bank’s prime rate plus one percent, which was 5.00% at June 30, 2003. All of Netpoint’s assets collateralize the line of credit. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance is guaranteed by Netpoint’s minority shareholder. The line of credit contains certain financial covenants including minimum thresholds for the leverage ratio and current ratio. At December 31, 2003 the outstanding balance was $560,000 and the outstanding standby letters of credit totaled $40,000, leaving no additional borrowing availability. At June 30, 2003, there were no outstanding borrowings on the line of credit, however, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. Effective February 5, 2004, Netpoint obtained a waiver for a certain loan covenant as of December 31, 2003, relating to the calculation of the current ratio of the subsidiary. In addition, effective February 5, 2004, Netpoint received a proposed amendment to its credit agreement to adjust the ratio related to this covenant. Netpoint was in compliance with the remaining covenants at December 31, 2003.

Cash provided by financing activities for the six months ended December 31, 2003 totaled $3.1 million, including $1.2 million in advances under the Company’s credit facility and $2.3 million in proceeds from stock option exercises offset by $431,000 in payments on long-term debt. Cash used in financing activities for the six months ended December 31, 2002 totaled $457,000, including $4.9 million in payments on long-term debt and the Company’s credit facility offset by $4.4 million in proceeds from stock option exercises.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted – In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends the transition requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative, voluntary methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the Company utilizes the fair value method of

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to the transition and annual disclosure provisions of SFAS No. 123 were effective for the Company’s fiscal year ended June 30, 2003. The Company continues to account for stock-based employee compensation under the intrinsic value method described by APB Opinion No. 25. The adoption of SFAS No. 148 had no effect on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through December 31, 2003. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company is in the process of evaluating the potential VIEs relationships existing prior to February 1, 2003, and the effect of these relationships on the Company’s consolidated financial position or results of operations is unknown.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement had no effect on the Company’s financial position or results of operations.

Off – Balance Sheet Arrangements

Guarantees - The Company owns a 25% equity interest in a limited liability company for which it has guaranteed debt up to approximately $446,000. This guarantee was executed prior to the effective date of FIN 45, therefore no liability has been recorded. At June 30, 2003 and December 31, 2003, the limited liability company had assets with an estimated fair market value which were in excess of its liabilities of approximately $2.0 million and approximately $1.8 million, respectively.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a revolving credit facility with a bank group used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary lines of credit for the quarter and six months ended December 31, 2003 would have resulted in an approximately $105,000 and $226,000 decrease or increase, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company enters into foreign exchange derivatives to minimize short-term currency risks on cash flows. As of December 31, 2003, all derivative contracts were either settled or had expired. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the income statement each period. The underlying exposures are denominated primarily in British Pounds. There were no outstanding derivative contracts at December 31, 2003.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2003, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15 or 15d-15 of the Exchange Act. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on December 4, 2003. At the annual meeting, the shareholders (i) elected five directors who constitute all the directors continuing on the Board after the meeting, (ii) approved the Company’s Directors Equity Compensation Plan, and (iii) ratified the selection of auditors for fiscal 2004 . Votes on each matter presented at the annual meeting were as follows:

(i) Election of directors:

	Number of Shares
Nominees	For	Withheld
Michael L. Baur	7,665,228	3,407,179
Steven R. Fischer	8,279,855	2,792,552
James G. Foody	8,280,167	2,792,240
Steven H. Owings	7,697,208	3,375,199
John P. Reilly	8,279,037	2,793,370

(ii) Proposal to approve the Company’s Directors Equity Compensation Plan:

Number of Shares
For	8,979,353
Against	560,315
Abstain	10,861
Broker Non-Votes	1,521,878

(iii) Proposal to ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending June 30, 2004:

Number of Shares
For	8,111,342
Against	2,928,255
Abstain	32,810

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Director’s Equity Compensation Plan.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on October 9, 2003, in connection with the issuance of a press release announcing the Company’s expected sales results for the quarter ended September 30, 2003.

The Company furnished a Current Report on Form 8-K on October 28, 2003, in connection with the issuance of a press release announcing its financial results for the first quarter ended September 30, 2003.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Items 9 and 12 are not deemed to be “filed” for the purposes of Section 18 of the Exchange Act and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended or the Exchange Act.

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

Date: February 13, 2004