Form 10-Q
period 2004-03-31
SCANSOURCE INC
filed 2004-05-11
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2004

or

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

As of May 5, 2004, 12,535,357 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2004

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31, 2004	June 30, 2003*
Assets

Current assets:
Cash	$3,245	$2,565
Trade and notes receivable:
Trade, less allowance for doubtful accounts of $10,956 at March 31, 2004 and $9,419 at June 30, 2003	151,595	129,105
Other	2,918	4,420
Inventories	183,808	152,261
Prepaid expenses and other assets	1,823	1,739
Deferred income taxes	9,901	9,498

Total current assets	353,290	299,588

Property and equipment, net	25,115	27,270
Goodwill	9,978	9,841
Other assets, including identifiable intangible assets	9,204	7,648

Total assets	$397,587	$344,347

*	Derived from audited financial statements at June 30, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

	March 31, 2004	June 30, 2003*
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$850	$914
Subsidiary line of credit	560	—
Trade accounts payable	163,937	151,389
Accrued expenses and other liabilities	13,734	12,246
Income taxes payable	2,305	62

Total current liabilities	181,386	164,611

Deferred income taxes	1,492	1,673
Long-term debt	6,804	7,385
Borrowings under revolving credit facility	29,955	18,118

Total liabilities	219,637	191,787

Minority interest	1,027	1,673
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 12,519,683 and 12,243,230 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	60,969	56,706
Retained earnings	112,274	91,306
Accumulated other comprehensive income - equity adjustment from foreign currency translation	3,680	2,875

Total shareholders’ equity	176,923	150,887

Total liabilities and shareholders’ equity	$397,587	$344,347

*	Derived from audited financial statements at June 30, 2003.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net sales	$293,574	$227,452	$859,014	$738,172
Cost of goods sold	260,603	202,029	764,296	655,644

Gross profit	32,971	25,423	94,718	82,528

Operating expenses:
Selling, general and admin. expenses	19,828	16,815	61,032	52,959

Operating income	13,143	8,608	33,686	29,569

Other expense (income):
Interest expense	229	453	856	1,702
Interest income	(141)	(327)	(387)	(913)
Other, net	(61)	104	(290)	152

Total other expense	27	230	179	941

Income before income taxes and minority interest	13,116	8,378	33,507	28,628

Provision for income taxes	4,912	3,923	12,436	12,077

Income before minority interest	8,204	4,455	21,071	16,551

Minority interest in (loss) income of consolidated subsidiaries, net of income taxes of $0 and $0, respectively, and $54 and $117, respectively	(17)	(94)	103	189

Net income	$8,221	$4,549	$20,968	$16,362

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Per share data:

Net income per common share, basic	$0.65	$0.37	$1.68	$1.37

Weighted-average shares outstanding, basic	12,603	12,171	12,459	11,939

Net income per common share, assuming dilution	$0.63	$0.36	$1.63	$1.31

Weighted-average shares outstanding, assuming dilution	13,095	12,500	12,833	12,407

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$20,968	$16,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,744	3,655
Amortization of intangible assets	160	52
Provision for doubtful accounts	1,498	3,341
Deferred income tax benefit	(1,078)	420
Tax benefit of stock option exercises	882	3,063
Minority interest in (loss) income of subsidiaries	(128)	204
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(23,420)	(5,278)
Other receivables	1,519	3,200
Inventories	(30,895)	32,227
Prepaid expenses and other assets	63	(1,069)
Other noncurrent assets	(1,766)	(471)
Trade accounts payable	12,033	(34,585)
Accrued expenses and other liabilities	1,826	338
Income taxes payable	2,106	(935)

Net cash (used in) provided by operating activities	(12,488)	20,524

Cash flows used in investing activities:
Capital expenditures	(1,801)	(5,133)
Cash paid for acquisition of minority interest	(277)	(457)

Net cash used in investing activities	(2,078)	(5,590)

Cash flows from financing activities:
Advances (repayments) on revolving credit, net	12,397	(16,870)
Repayments of long-term debt borrowings	(645)	(584)
Exercise of stock options	3,352	4,997

Net cash provided by (used in) financing activities	15,104	(12,457)

Effect of exchange rate changes upon cash	142	372

Increase in cash	680	2,849

Cash at beginning of period	2,565	1,296

Cash at end of period	$3,245	$4,145

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2004 and June 30, 2003, the results of operations for the quarters and nine month periods ended March 31, 2004 and 2003 and statement of cash flows for the nine month periods ended March 31, 2004 and 2003. The results of operations for the quarters and nine month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Reclassifications - Certain reclassifications of prior period data have been made to conform with the current period presentation.

(2) Business Description, Certain Accounting Policies and Recent Accounting Pronouncements

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American Distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its CatalystTelecom sales unit; and voice, data and converged communications products through its Paracon sales unit. The International Distribution segment markets AIDC and POS products through its ScanSource sales unit.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company also has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, who retains the risk of credit loss. In the event of termination of the arrangements, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for the quarters and nine months ended March 31, 2004 and 2003, respectively. Shipping costs are included in the cost of products sold.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended March 31		Nine months ended March 31
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$8,221	$4,549	$20,968	$16,362
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	478	335	964	700

Pro forma net income	$7,743	$4,214	$20,004	$15,662

	Quarter ended March 31		Nine months ended March 31
	2004	2003	2004	2003
Earnings per share:
Income per common share, basic, as reported	$0.65	$0.37	$1.68	$1.37

Income per common share, basic, pro forma	$0.61	$0.35	$1.61	$1.31

Income per common share, assuming dilution, as reported	$0.63	$0.36	$1.63	$1.31

Income per common share, assuming dilution, pro forma	$0.59	$0.34	$1.56	$1.26

For the quarter and nine months ended March 31, 2004, there were 92,826 and 276,453 options exercised for shares of common stock, respectively. For the quarter and nine months ended March 31, 2003, there were 24,266 and 522,486 options exercised for common stock shares, respectively.

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

Foreign currency transactional and remeasurement gains and losses are included in other expense (income) in the consolidated statement of income. For the quarter and nine months ended March 31, 2004, foreign currency gains, net of losses, were $263,000 and $559,000, respectively. For the quarter and nine months ended March 31, 2003, foreign currency losses, net of gains, were $146,000 and $280,000, respectively.

Comprehensive Income – Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and nine months ended March 31, 2004, comprehensive income consisted of net income of the Company of $8.2 million and $21.0 million, respectively, and translation adjustments of $0.5 million and $0.8 million, respectively. For the quarter and nine months ended March 31, 2003, comprehensive income consisted of net income of approximately $4.5 million and $16.4 million, respectively, and translation adjustments of $0.6 million and $1.3 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $4,372,000 and $17,412,000 as of March 31, 2004 and June 30, 2003, respectively, are included in accounts payable.

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

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked to market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures follows:

	Quarter ended March 31, 2004	Nine months ended March 31, 2004
	(In thousands)
Foreign exchange derivative contracts losses	$(265)	$(265)
Net Foreign currency transactional and remeasurement gains	528	824

Net foreign currency transactional and remeasurement gains	$263	$559

The notional amount of forward exchange contracts and options is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The Company had no derivative financial instruments outstanding at March 31, 2004 and June 30, 2003.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIE relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through March 31, 2004. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of March 31, 2004.

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

(3) Revolving Credit Facility and Subsidiary Lines of Credit

The Company has a revolving credit facility with its bank group maturing on September 30, 2005, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at March 31, 2004 was 2.1% and the outstanding balance was $30 million on a calculated borrowing base of $80 million, leaving $50 million available for additional borrowings. The effective interest rate at June 30, 2003 was 2.57% and the outstanding balance was $18.1 million on a calculated borrowing base of $80 million, leaving $61.9 million available for additional borrowings. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. Effective August 6, 2003, the Company obtained a waiver for certain loan covenants as of June 30, 2003, relating to total amounts of investment, additional debt, and loans and advances, relating to the Company’s

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subsidiaries. In addition, effective August 6, 2003, the Company amended its credit agreement to increase the respective ceilings on these covenants. The Company was in compliance with its covenants at March 31, 2004.

Netpoint, doing business as ScanSource Latin America, has an asset-based line of credit agreement with a bank that is due on demand, maturing on August 30, 2004. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate minus one percent as of the August 30, 2003 renewal date, which was 3.0% at March 31, 2004. Prior to the renewal, the facility bore interest at the bank’s prime rate plus one percent, which was 5.00% at June 30, 2003. All of Netpoint’s assets collateralize the line of credit. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance is guaranteed by Netpoint’s minority shareholder. The line of credit contains certain financial covenants including minimum thresholds for the leverage ratio and current ratio. At March 31, 2004 the outstanding balance was $560,000 and the outstanding standby letters of credit totaled $40,000, leaving no additional borrowing availability. At June 30, 2003, there were no outstanding borrowings on the line of credit, however, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. Netpoint was in compliance with its covenants at March 31, 2004.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Long-term Debt

Long-term debt consists of the following at March 31, 2004 and June 30, 2003:

	March 31, 2004	June 30, 2003
	(In thousands)
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 2.50% and 2.97% variable interest rate, respectively at March 31, 2004 and June 30, 2003; maturing in fiscal year 2006 with a balloon payment of approximately $4.9 million	$5,687	$6,153
Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate; maturing in fiscal 2007 with a balloon payment of approximately $1.5 million	1,558	1,584
Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 2.50% and 2.97% variable interest rate, respectively at March 31, 2004 and June 30, 2003; maturing in fiscal 2006 with a balloon payment of approximately $153,000	295	354
Capital leases for equipment with monthly principal payments ranging from $43 to $1,760 and effective interest rates ranging from 7.6% to 23.82% at March 31, 2004 and June 30, 2003, respectively	114	208

	7,654	8,299
Less current portion	850	914

Long-term portion	$6,804	$7,385

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at March 31, 2004.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Quarter ended March 31, 2004:
Income per common share, basic	$8,221	12,603	$0.65

Effect of dilutive stock options	—	492

Income per common share, assuming dilution	$8,221	13,095	$0.63

Quarter ended March 31, 2003:
Income per common share, basic	$4,549	12,171	$0.37

Dilutive effect on earnings of ChannelMax options	(12)	—
Effect of dilutive stock options	—	329

Income per common share, assuming dilution	$4,537	12,500	$0.36

Nine months ended March 31, 2004:
Income per common share, basic	$20,968	12,459	$1.68

Effect of dilutive stock options	—	374

Income per common share, assuming dilution	$20,968	12,833	$1.63

Nine months ended March 31, 2003:
Income per common share, basic	$16,362	11,939	$1.37

Dilutive effect on earnings of ChannelMax options	(105)	—
Effect of dilutive stock options	—	468

Income per common share, assuming dilution	$16,257	12,407	$1.31

For the quarters ended March 31, 2004 and 2003, there were 0 and 235,000 shares , respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended March 31, 2004 and 2003, there were 53,000 and 39,000 shares , respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(6) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2003, no impairment charge was recorded. During the first quarter of fiscal year 2004, the Company recorded a reduction of goodwill related to the purchase of the additional

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10% minority interest, as it related to the restructuring of the ChannelMax segment in the amount of $172,000, as required by purchase accounting under SFAS 141. The Company acquired additional goodwill through the acquisition of an additional 12% interest in OUI during the first quarter of fiscal year 2004 and an additional 8% interest in Netpoint during the second quarter of fiscal year 2004. Changes in the carrying amount of goodwill and other intangibles assets for the nine months ended March 31, 2004, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(In thousands)
Balance as of June 30, 2003	$5,759	$4,082	$9,841
Excess of cost over fair value of acquired net assets, net	132	177	309
ChannelMax impairment	(172)	—	(172)

Balance as of March 31, 2004	$5,719	$4,259	$9,978

Included within other assets are identifiable intangible assets as follows:

	As of March 31, 2004			As of June 30, 2003
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338	$150	$188	$338	$98	$240
Non-compete agreements	425	132	293	132	28	104

Total	$763	$282	$481	$470	$126	$344

The customer lists are amortized using the straight-line method over a period of 5 years. The non-compete agreements are amortized over their expected life. Amortization expense during the quarter and nine months ended March 31, 2004 was $53,000 and $156,000, respectively. Amortization expense during the quarter and nine months ended March 31, 2003 was $18,000 and $52,000, respectively. Amortization expense is estimated to be approximately $291,000 for fiscal year 2004, $242,000 for fiscal year 2005, $67,000 for fiscal year 2006 and $38,000 for fiscal year 2007.

(7) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

distribution sales to resellers in the specialty technology markets. Based on geographic location, the Company has two segments for distribution of specialty technology products. The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Beginning with the first quarter of fiscal 2004, the ChannelMax segment has been restructured into the North American Distribution segment. Prior period information has been reclassified to include ChannelMax in the North American Distribution segment to reflect this restructuring.

North American Distribution

North American Distribution offers approximately 27,000 products for sale in three primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the CatalystTelecom sales unit and (iii) voice, data and converged communications products sold by the Paracon sales unit. These products are sold to more than 11,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. Of its customers at March 31, 2004, no single account represented 6% or more of the Company’s consolidated net sales.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint (doing business as ScanSource Latin America) and the start-up of the Company’s European operations. Of this segment’s customers at March 31, 2004, no single account represented 1% or more of the Company’s consolidated net sales.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Sales:
North American Distribution	$265,047	$212,103	$783,265	$693,748
International Distribution	31,620	16,982	84,235	49,600
Less intersegment sales	(3,093)	(1,633)	(8,486)	(5,176)

	$293,574	$227,452	$859,014	$738,172

Operating income:
North American Distribution	$12,531	$9,585	$32,362	$30,999
International Distribution	612	(977)	1,324	(1,430)

	$13,143	$8,608	$33,686	$29,569

Capital expenditures:
North American Distribution	494	1,523	$1,530	$4,506
International Distribution	98	279	271	627

	$592	$1,802	$1,801	$5,133

Depreciation and amortization:
North American Distribution	$1,175	$1,177	$3,488	$3,455
International Distribution	127	101	416	252

	$1,302	$1,278	$3,904	$3,707

Assets for each business unit are summarized below:

	March 31, 2004	June 30, 2003
	(In thousands)
Assets:
North American Distribution	$356,891	$312,285
International Distribution	40,696	32,062

	$397,587	$344,347

(8) Special Charges

The Company incurred special charges of $2.3 million during the quarter ended September 30, 2003 related to the restructuring of the ChannelMax business segment into the North American Distribution segment. Effective July 1, 2003, the Company reassigned the ChannelMax segment to become a part of the

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

North American Distribution segment. The Company consolidated the information services and operational staff in to the Company’s corporate group. These charges primarily consisted of costs associated with employee severance for 9 employees of the operations management and programming groups and ChannelMax option settlement costs associated with the segment.

(9) Commitments and Contingencies

Guarantees – At March 31, 2004 and June 30, 2003, the Company owned a 25% equity interest in a limited liability company for which it had guaranteed debt up to $446,000. At March 31, 2004 and June 30, 2003, the limited liability company had assets with an estimated fair market value that was in excess of its liabilities of approximately $1.8 million and $2.0 million, respectively.

Contingencies – The Company has received an assessment for a sales and use tax matter for the three calendar years ended 2001. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods through March 2004. Although the Company is disputing the assessment, it has accrued $1.65 million for the nine months ended March 31, 2004. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales. The following tables summarize the Company’s net sales results for the quarters and nine months ended March 31, 2004 and 2003 (net of inter-segment sales):

	Quarter ended March 31,		Difference	Percentage Change
	2004	2003
	(In thousands)
North American Distribution	$261,954	$210,470	$51,484	24.5%
International Distribution	31,620	16,982	14,638	86.2%

Net Sales	$293,574	$227,452	$66,122	29.1%

	Nine months ended March 31,		Difference	Percentage Change
	2004	2003
	(In thousands)
North American Distribution	$774,779	$688,572	$86,207	12.5%
International Distribution	84,235	49,600	34,635	69.8%

Net Sales	$859,014	$738,172	$120,842	16.4%

North American Distribution

North American Distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for approximately 2% of total net sales for the quarter and nine month period ended March 31, 2004. The 24.5% increase in North American Distribution sales for the quarter ended March 31, 2004, as compared to the same period in the prior year, was due to market share growth and lower than expected sales in the prior year quarter. The increase in the nine months ended March 31, 2004, as compared to the same period in the prior year, was due to increased market share resulting from a shift to the indirect channel, and from industry expansion tied to IT demand.

The Company restructured its ChannelMax segment into the North American Distribution segment as of July 1, 2003. This included the purchase of the outstanding minority interest in ChannelMax. The decrease in the quarter revenues as compared to the same quarter last year of 97% or $2.0 million and the decrease in the nine months period as compared to the same nine month period last year of 76% or $5.7 million of ChannelMax have been included in the North American Distribution segment results above.

International Distribution

Sales for the overall international segment increased 86% or $14.6 million for the quarter ended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004 and 70% or $34.6 million for the nine month period as compared to the same periods in the prior year. The favorable Euro versus United States Dollar (“USD”) exchange rate accounts for approximately $3.3 million and $8.5 million of the increase for the quarter and nine month period ended March 31, 2004, respectively. Without the benefit of the foreign exchange rates, the increase for the quarter and nine month periods ending March 31, 2004, would have been 67% or $11.4 million and 53% or $26.1 million, respectively. The increase in sales was primarily attributable to obtaining additional market share in Europe and Latin America.

Gross Profit. The following tables summarize the Company’s gross profit:

	Quarter ended March 31,		Percentage of Sales March 31,
	2004	2003	2004	2003
	(In thousands)
North American Distribution	$29,010	$23,374	11.1%	11.1%
International Distribution	3,961	2,049	12.5%	12.1%

Gross Profit	$32,971	$25,423	11.2%	11.2%

	Nine months ended March 31,		Percentage of Sales March 31,
	2004	2003	2004	2003
	(In thousands)
North American Distribution	$83,691	$76,112	10.8%	11.1%
International Distribution	11,027	6,416	13.1%	12.9%

Gross Profit	$94,718	$82,528	11.0%	11.2%

North American Distribution

Gross profit as a percentage of net sales for the North American Distribution segment remained consistent with the prior year quarter. The current year quarter benefited from a $1.2 million obsolescence reserve reduction related to the improved financial condition of certain vendors.

The decrease in gross profit percentage for the nine months ended March 31, 2004 was primarily due to a $1.8 million decrease of ChannelMax’s fee-based revenues, which are recorded as net sales and have a greater impact on margin. The usage of fee-based e-logistic services by some customers has significantly decreased over the past year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Distribution

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, increased for the quarter and nine months ended March 31,2004 due to an increase in the sales mix of higher margin products.

Operating Expenses. The following table summarizes the Company’s operating expenses:

	March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2004	2003			2004	2003
	(In thousands)
Quarter	$19,828	$16,815	$3,013	17.9%	6.8%	7.4%
Nine months	$61,032	$52,959	$8,073	15.2%	7.1%	7.2%

For the quarter ended March 31, 2004, operating expenses as a percentage of sales decreased 0.6%. Higher than normal bad debt expense in the prior year quarter combined with lower than expected bad debt expense in the current year quarter resulted in a $1.15 million decrease. The current quarter also benefited from a lower average headcount as compared to the prior year quarter due to restructuring of the European operations and of the ChannelMax segment. The current year quarter included a discretionary profit sharing accrual of $800,000, costs for the consolidation of sales offices to Arizona of $364,000, implementation costs related to compliance with the Sarbanes Oxley Act of approximately $200,000, and incremental costs due to increased volume. For the quarter ended March 31, 2003, the Company incurred restructuring costs of approximately $300,000 due to warehouse consolidation, centralization of accounting and sales structure changes in Europe.

Operating expenses for the nine months ended March 31, 2004 included approximately $2.3 million of restructuring costs for the ChannelMax segment, a discretionary profit sharing accrual of $2.6 million and a $1.75 million accrual for the disposition of a sales and use tax matter. Operating expenses for the nine months ended March 31, 2003 included a discretionary profit sharing accrual of $1.4 million, incremental direct expenses and restructuring costs associated with the development of the European operations, and charitable contributions of $700,000.

Operating Income.The following table summarizes the Company’s operating income:

	Quarter ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2004	2003			2004	2003
	(In thousands)
Quarter	$13,143	$8,608	$4,535	52.7%	4.5%	3.8%
Nine months	$33,686	$29,569	$4,117	13.9%	3.9%	4.0%

Operating margins as a percentage of net sales for the quarter ended March 31, 2004 were higher compared to the same period of the prior year, primarily due to decreased operating expenses as a percentage of net sales. The decrease in operating margins as a percentage of net sales for the nine months ended March 31, 2004 is attributed to the lower gross profit as a percentage of sales as noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Expense (Income). Other expense (income) consists principally of interest expense and interest income. Interest expense for the quarter and nine months ended March 31, 2004 was lower due to the decline in interest rates and, to a lesser extent, lower average borrowings on the Company’s line of credit during the quarter and nine months ended March 31, 2004 as compared to the same periods in the prior year. Interest income represents interest collected principally from customers. This has decreased for the quarter and nine months ended March 31, 2004 as compared to the same periods of the prior year as a result of decreased sales of certain programs on which the Company earned interest income.

Other income for the quarter and nine months ended March 31, 2004 was $61,000 and $290,000 respectively. These amounts primarily consist of the transactional foreign currency gains of the International Distribution segment related to the favorable change in the exchange rates between the Euro rates and British Pound, partially offset by the Company’s loss on equity investment. Other expense for the quarter and nine months ended March 31, 2003 was $104,000 and $152,000, consisting primarily of the Company’s loss on an equity investment.

Provision For Income Taxes. Income tax expense was $4.9 million and $3.9 million for the quarters ended March 31, 2004 and 2003, respectively, reflecting an effective income tax rate of 37.5% and 46.8%, respectively. Income tax expense was $12.4 million and $12.1 million for the nine months ended March 31, 2004 and 2003, respectively, reflecting an effective income tax rate of 37.1% and 42.2%, respectively. The higher tax rate for the quarter and nine months ended March 31, 2003 was attributable to the effect of non-recognition of certain tax benefits related to the European units’ operating losses during those periods. The provision for income taxes for the quarter and nine months ended March 31, 2004 reflects the recognition of certain tax benefits related to the European units’ prior periods operating losses.

Minority Interest in Income of Consolidated Subsidiaries. The Company consolidates two subsidiaries that have a minority ownership interest. For the quarters ended March 31, 2004 and 2003, the Company recorded losses of $17,000 and $94,000, net of income taxes, respectively, for minority interest in the Company’s majority owned subsidiaries’ net loss. For the nine months ended March 31, 2004 and 2003, the Company recorded income of $103,000 and $189,000, net of income taxes, respectively, for minority interest in the Company’s majority owned subsidiaries’ net income. The decrease in the minorities’ interest income for the nine-month period relates to the purchase of the remaining minority interest in the ChannelMax subsidiary at July 1, 2003.

Net Income. The following table summarizes the Company’s net income:

	Quarter ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2004	2003			2004	2003
	(In thousands)
Quarter	$8,221	$4,549	$3,672	80.7%	2.8%	2.0%
Nine months	$20,968	$16,362	$4,606	28.2%	2.4%	2.2%

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiary’s line of credit and proceeds from the exercise of stock options.

The Company’s cash balance totaled $3.2 million at March 31, 2004 compared to $2.6 million at June 30, 2003. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit under the revolving credit facility. The Company’s working capital increased to $171.9 million at March 31, 2004 from $135.0 million at June 30, 2003. The increase in working capital resulted primarily from a $22.5 million increase in its trade and notes receivable and a $31.5 million increase in inventory offset by a $12.5 increase in accounts payable.

The increase in the amount of trade and notes receivable is attributable to an increase in sales during the quarter. However, the number of days sales outstanding (DSO) in ending trade receivables has remained the same at March 31, 2004 and June 30, 2003, at 46 days. Inventory turnover improved to 6.2 times for the quarter ended March 31, 2004 from 5.9 times for the quarter ended June 30, 2003.

Cash used in operating activities was $12.5 million for the nine months ended March 31, 2004 compared to $20.5 million provided by operations for the nine months ended March 31, 2003. The increase in cash used in operating activities was primarily attributable to changes in current assets and liability accounts for each respective period referenced above.

Cash used in investing activities for the nine months ended March 31, 2004 was $2.1 million, which included approximately $1.8 million for capital expenditures and $277,000 for additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI) and the remaining 10% of minority interest in ChannelMax. The Company’s capital expenditures resulted from purchases of software for financial reporting, web-based software for product ordering and configuration, as well as furniture and equipment.

Cash used in investing activities for the nine months ended March 31, 2003 was $5.6 million. The main use was capital expenditures of $5.1 million for software and furniture and equipment. In addition, $457,000 of cash was used to purchase additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI).

The Company has a revolving credit facility with its bank group maturing on September 30, 2005, with a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The facility bears interest at the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at March 31, 2004 was 2.1% and the outstanding balance was $30 million on a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

calculated borrowing base of $80 million, leaving $50 million available for additional borrowings. The effective interest rate at June 30, 2003 was 2.57% and the outstanding balance was $18.1 million on a calculated borrowing base of $80 million, leaving $61.9 million available for additional borrowings. The revolving credit facility is collateralized by accounts receivable and eligible inventory. The credit agreement contains various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. Effective August 6, 2003, the Company obtained a waiver for certain loan covenants as of June 30, 2003, relating to total amounts of investment, additional debt, and loans and advances, relating to the Company’s subsidiaries. In addition, effective August 6, 2003, the Company amended its credit agreement to increase the respective ceilings on these covenants. The Company was in compliance with its covenants at March 31, 2004.

Netpoint, doing business as ScanSource Latin America, has an asset-based line of credit agreement with a bank that is due on demand, maturing on August 30, 2004. The borrowing limit on the line is the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The facility bears interest at the bank’s prime rate minus one percent as of the August 30, 2003 renewal date, which was 3.0% at March 31, 2004. Prior to the renewal, the facility bore interest at the bank’s prime rate plus one percent, which was 5.00% at June 30, 2003. All of Netpoint’s assets collateralize the line of credit. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance is guaranteed by Netpoint’s minority shareholder. The line of credit contains certain financial covenants including minimum thresholds for the leverage ratio and current ratio. At March 31, 2004 the outstanding balance was $560,000 and the outstanding standby letters of credit totaled $40,000, leaving no additional borrowing availability. At June 30, 2003, there were no outstanding borrowings on the line of credit, however, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. Netpoint was in compliance with its covenants at March 31, 2004.

Cash provided by financing activities for the nine months ended March 31, 2004 totaled $15.1 million, including $12.4 million in advances under the Company’s credit facility and $3.4 million in proceeds from stock option exercises offset by $645,000 in payments on long-term debt. Cash used in financing activities for the nine months ended March 31, 2003 totaled $12.5 million, including $17.5 million in payments on long-term debt and the Company’s credit facility offset by $5.0 million in proceeds from stock option exercises.

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

In December 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue No. 02-16. This issue addresses the appropriate accounting, by a distributor, for cash consideration received from a vendor and became effective for the Company on January 1, 2003. The adoption of EITF No. 02-16 requires that cash consideration received from a vendor should be recorded as a direct reduction to cost of goods sold, unless certain criteria are met. If these criteria are met, then the cash consideration should be a reduction of the operating expense for which it is being reimbursed. The guidance is applicable to all of the Company’s vendor arrangements entered into after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through March 31, 2004. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of March 31, 2004.

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

Off – Balance Sheet Arrangements

Guarantees - At March 31, 2004 and June 30, 2003, the Company owned a 25% equity interest in a limited liability company for which it had guaranteed debt up to $446,000. At March 31, 2004 and June 30, 2003, the limited liability company had assets with an estimated fair market value that was in excess of its liabilities of approximately $1.8 million and $2.0 million, respectively. Management does not believe this arrangement has or is reasonably likely to have a material effect on the Company’s financial condition or results of operations.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a revolving credit facility with a bank group used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and nine months ended March 31, 2004 would have resulted in an approximately $73,000 and $299,000 decrease or increase, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. As of March 31, 2004, all derivative contracts were either settled or had expired. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. The Company does not enter into foreign currency transactions for speculative purposes. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the income statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. There were no outstanding derivative contracts at March 31, 2004.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at March 31, 2004, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

The Company furnished a Current Report on Form 8-K on January 6, 2004, in connection with the issuance of a press release announcing the Company’s expected sales results for the quarter ended December 31, 2003.

The Company furnished a Current Report on Form 8-K on January 22, 2004, in connection with the issuance of a press release announcing its financial results for the second quarter ended December 31, 2003.

Pursuant to General Instruction B of Form 8-K, the foregoing reports are not deemed to be “filed” for the purposes of Section 18 of the Exchange Act. The Company is not incorporating by reference these reports into a filing under the Securities Act of 1933, as amended or the Exchange Act.

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

Date: May 11, 2004