Form 10-K
period 2004-06-30
SCANSOURCE INC
filed 2004-09-10
CIK 918965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004.

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

Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at December 31, 2003 was $566,913,000, as computed by reference to the average closing prices of such stock on such date.

As of August 31, 2004, 12,598,425 shares of the Registrant’s Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004 are incorporated by reference into Part II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	Business.

ScanSource Inc. (the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; and voice, data and converged communications products through its Paracon sales unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit. See Note 11 to the consolidated financial statements of the Company for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

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

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Enterprise Communications Group (ECG), Small Market Business Solutions (SMBS) and internet protocol (IP) products. Catalyst Telecom also markets products complementary to the Avaya product line from vendors including Adtran, Bogen, Extreme Networks, Plantronics, Polycom, Powerware, Verso Technologies, and Veramark Technologies.

Paracon Sales Unit

The Paracon sales unit markets business communications systems – specifically converged communications and computer communication integration products from manufacturers including Intel and NEC. Converged communications products combine traditional voice technologies with data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet.

International Distribution Segment

The Company’s international distribution segment markets AIDC and POS products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource sales unit of the North American distribution segment.

The international distribution segment commenced operations in November 2001, when the Company acquired a majority interest in Netpoint International, Inc. (“Netpoint”), a Miami-based distributor of AIDC and POS equipment to the Latin American market. In January 2002, the Company commenced operations in Europe with the establishment of a warehouse and sales office in Belgium. In May 2002, the Company purchased ABC Technology Distribution (“ABC”), a distributor of AIDC and POS products based in the United Kingdom, allowing the Company to expand its European operations and expand its sales to former ABC customers in the United Kingdom. On January 1, 2003, ScanSource, Inc. sold its Mexico operations to Netpoint (part of the international distribution segment), a majority-owned subsidiary of the Company.

See “Risks Attendant to Forward Looking Statements” below and Exhibit 99.1 to this report for a discussion of certain risks relating to the Company’s International operations.

Products and Markets

The Company currently markets over 29,000 products from over 80 hardware and software vendors primarily from its central warehouses in Memphis, Tennessee and in Liege, Belgium, to over 15,000 reseller customers.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, light pens, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, keyboard wedges, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as medical research. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, telephone handsets and cabling and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, fax, conferencing, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, PBX integration products and carrier-class board systems-level products.

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

Customers

The Company’s reseller customers currently include over 15,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. The largest customer accounted for less than 6% of the Company’s total net sales in fiscal 2004. The Company targets two types of reseller customers:

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

Networking or PC VARs.

These resellers develop computer solutions and networking for their end-users’ microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as AIDC, POS or communications.

Sales and Electronic Commerce

The Company’s 144-member sales department consists primarily of inside sales representatives located in South Carolina, Arizona, Georgia, New Jersey, New York, Florida, and Washington, and in Canada, Mexico, Belgium, France, Germany, and the United Kingdom. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several business development representatives who are responsible for developing technical expertise within broad product markets, evaluating competitive markets, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Pre-Sale Technical Support

Technical support personnel assist the reseller with system configurations as the order is placed. Pre-sale support also includes some testing of products to determine their compatibility with other products.

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

Central Warehouse and Shipping

The Company’s 231,000 square foot warehouse facility, located approximately eight miles from the FedEx hub facility in Memphis, Tennessee, serves all of North America. The Company also utilizes a third party warehouse located in Liege, Belgium, that serves all of Europe, including the United Kingdom. The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration.

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

Competition has increased for our ScanSource and Catalyst Telecom sales units in the last three years as larger distributors have entered into the specialty technology markets.

Employees

As of June 30, 2004, the Company had 734 employees located in North America, Latin America (including Mexico) and Europe, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource”, “Catalyst Telecom”, “Paracon” and “Partner Services”. The Company has been issued registrations for the service marks “ScanSource” and “Catalyst Telecom” in the United States, Canada and certain Latin American countries, and the service marks “ChannelMax” and “Paracon” in the United States. The trademark and service mark “ScanSource” is registered in Europe and certain Latin American countries. These trade and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

Acquisitions

The Company’s acquisitions include Positive ID Wholesale in July 2001, Outsourcing Unlimited, Inc. in September 2001, Netpoint International, Inc. in November 2001, and ABC Technology Distribution in May 2002. See Note 12 to Notes of Consolidated Financial Statements for information concerning these acquisitions.

Risks Attendant to Forward Looking Statements

Certain of the statements contained in this PART I, Item 1 (Business) and, incorporated by reference, in PART II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 7A (Quantitative and Qualitative

Disclosures About Market Risks) of this Annual Report on Form 10-K and the documents incorporated herein that are not historical facts are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks of uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: intense competition both domestically and internationally; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; a downturn of the general economy; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets [the imposition of governmental controls, currency devaluation, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices], the impact of changes in income tax legislation; product supply and availability; dependence on independent shipping companies; changes in vendor terms and conditions; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the Securities and Exchange Commission (“SEC”), copies of which can be obtained at our Investor Relations website at www.scansource.com. Please refer to the cautionary statements and important factors discussed in Exhibit 99.1 of this report for further information.

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

The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company owns a 231,000 square foot distribution center in Memphis, Tennessee. The Company leases 15,000 square feet of office and distribution center space in Miami, Florida, 10,000 square feet of office and distribution center space in Mexico City, Mexico, 8,000 square feet of office space in Brussels, Belgium, and 5,000 square feet of office space in Mendota Heights, Minnesota. The Company also leases small sales offices of 6,000 square feet or less in each of Norcross, Georgia; Eatontown, New Jersey; Williamsville, New York; Bellingham, Washington; Phoenix, Arizona; Vancouver, Canada; Bad Homburg, Germany; Hull, England; and Orleans, France. Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

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

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the sections entitled “Market for the Registrant’s Common Stock and Related Shareholder Matters” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004.

ITEM 6.	Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) of this Form 10-K are incorporated herein by reference to the corresponding sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K and related Independent Auditors’ Reports are included in this report on pages F-1 and F-2.

ITEM 9.	Changes In and Disagreements with Auditors on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15 or 15d-15 of the Exchange Act. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 2004 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 11.	Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 14.	Principal Auditor Fees and Services.

Incorporated by reference to the information presented under the heading “Principal Auditor Fees and Services” in the Registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Auditors’ Reports are incorporated herein by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004:

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Income Statements for the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

(a)(2)	Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Independent Auditors’ Reports for the years ended June 30, 2004, 2003 and 2002 are presented on pages F-1 through F-3.

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E-3 are filed, or incorporated by reference, as part of this report.

(b)	Reports on Form 8-K.

There were two reports on Form 8-K furnished during the quarter ended June 30, 2004. On April 6, 2004, the Company announced, under Item 9, its preliminary results for the quarter ended March 31, 2004. On April 22, 2004, the Company announced, under Item 9, the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2004

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN H. OWINGS Steven H. Owings	Chairman of the Board	September 10, 2004

/s/ MICHAEL L. BAUR Michael L. Baur	President, Chief Executive Officer and Director (principal executive officer)	September 10, 2004

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	September 10, 2004

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	September 10, 2004

/s/ JAMES G. FOODY James G. Foody	Director	September 10, 2004

/s/ JOHN P. REILLY John P. Reilly	Director	September 10, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors

ScanSource, Inc.:

We have audited the financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2004 and for each of the two years ended June 30, 2004, and have issued our report thereon dated August 24, 2004; such financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15(a)(2) of this form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 24, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors

ScanSource, Inc.:

We have audited the consolidated statements of income, shareholders’ equity and cash flows of ScanSource, Inc. and subsidiaries for the year ended June 30, 2002 and have issued our report thereon dated August 14, 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of ScanSource, Inc., listed in Item 15(a)(2). This financial schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Greenville, South Carolina

August 14, 2002

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions	Recoveries And Other Additions	Balance at End of Period
Valuation account for accounts receivable:
Year ended June 30, 2002	$6,765	5,737	(3,859)	937	$9,580

Year ended June 30, 2003	$9,580	3,753	(4,061)	147	$9,419

Year ended June 30, 2004	$9,419	4,030	(4,541)	817	$9,725

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to

Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994,

Registration No. 33-75026-A).

3.2	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2002).

3.3	Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

4.1	Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.1†

1993 Incentive Stock Option Plan (As Amended) of the Registrant and Form of Stock Option

Agreement. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 filed with the

Commission on January 23, 1997, Registration No. 333-20231).

10.2†	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.3†

Stock Option Agreement dated March 19, 1997 covering options granted to Paige Rosamond.

(Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.4†	2002 Long Term Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.5†	Non-Employee 2003 Director’s Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2003).

10.6†

Employment Agreement dated as of October 18, 2002 between the Registrant and Steven H.

Owings. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.7†

Employment Agreement dated as of October 18, 2002 between the Registrant and Michael L. Baur.

(Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.8†

Employment Agreement dated as of October 18, 2002 between the Registrant and Jeffery A.

Bryson. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.9†	Employment Agreement dated as of November 12, 2002 between the Registrant and Richard P. Cleys. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.10*†	Employment Agreement dated as of January 1, 2004 between the Registrant and Robert S. McLain, Jr.

10.11	Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., a South Carolina corporation, the initial guarantors listed therein, the banks listed therein and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended June 30, 2001).

10.12	First Amendment to Credit Agreement dated as of June 15, 2002 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.13	Second Amendment to Credit Agreement dated as of October 31, 2002 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

E-1

10.14	Third Amendment to Credit Agreement dated as of August 6, 2003 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.15	Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 Quest, LLC, and ScanSource, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.16	Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000, by and among ScanSource, Inc., Branch Bank and Trust Company of South Carolina and 4100 Quest, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.17	Amended and Restated First Amendment to Loan Agreement dated and effective as of July 31, 2003, by and among 4100 Quest, LLC, a South Carolina limited liability company, ChannelMax, Inc., a South Carolina corporation, ScanSource, Inc., a South Carolina corporation and Branch Bank and Trust Company of South Carolina. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.18	Fourth Amendment to Credit Agreement dated as of October 8, 2003 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.19*	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., a South Carolina corporation, Netpoint International, Inc., a Florida corporation, 4100 Quest, LLC, a South Carolina limited liability company, Partner Services, Inc., a South Carolina corporation, ScanSource Europe SPRL, a company incorporated under the laws of Belgium, ScanSource Europe Limited, a company incorporated under the laws of the United Kingdom, ScanSource UK Limited, a company incorporated under the laws of the United Kingdom, Fifth Third Bank, First Tennessee Bank National Association, Hibernia National Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Branch Banking and Trust Company of South Carolina, as Administrative Agent.

13.1*	Portions of the Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2004.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99*	Restated Interim Balance Sheets for Fiscal Year 2004.

99.1*	Risk Factors (pursuant to safe harbor provided under Private Securities Litigation Reform Act of 1995).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-2