Form 10-Q
period 2004-09-30
SCANSOURCE INC
filed 2004-11-08
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2004

or

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

As of November 1, 2004, 12,618,792 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2004

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2004 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation: the Company’s dependence on vendors, product supply, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; other factors such as narrow profit margins, inventory risks due to shifts in market demand, dependence on information systems, credit exposure due to the deterioration in the financial condition of our customers, a downturn in the general economy, the inability to obtain required capital, potential adverse effects of acquisitions, fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets [including the imposition of governmental controls, currency devaluations, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), longer collection periods and the impact of local economic conditions and practices], the impact of changes in income tax legislation, acts of war or terrorism, exposure to natural disasters, potential impact of labor strikes, volatility of common stock, and the accuracy of forecast data; and other factors described herein and in other reports and documents filed by the Company with the SEC, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2004.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30, 2004	June 30, 2004*
Assets

Current assets:
Cash	$2,438	$1,047
Trade and notes receivable:
Trade, less allowance of $11,708 at September 30, 2004 and $9,725 at June 30, 2004	191,420	175,417
Other	3,118	3,919
Inventories	188,398	182,868
Prepaid expenses and other assets	1,755	1,670
Deferred income taxes	8,577	8,440

Total current assets	395,706	373,361

Property and equipment, net	22,756	23,663
Goodwill	10,258	9,978
Other assets, including identifiable intangible assets	6,503	6,190

Total assets	$435,223	$413,192

*	Derived from audited financial statements at June 30, 2004.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

	September 30, 2004	June 30, 2004*
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$5,556	$854
Trade accounts payable	181,741	167,053
Accrued expenses and other liabilities	12,146	14,803
Income taxes payable	1,069	2,555

Total current liabilities	200,512	185,265

Deferred income taxes	1,725	1,058
Long-term debt	1,673	6,584
Borrowings under revolving credit facility	32,806	32,569
Other long-term liabilities	90	—

Total liabilities	236,806	225,476

Minority interest	831	1,072
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 12,618,292 and 12,559,689 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	63,888	61,856
Retained earnings	130,202	121,288
Accumulated other comprehensive income - equity adjustment from foreign currency translation	3,496	3,500

Total shareholders’ equity	197,586	186,644

Total liabilities and shareholders’ equity	$435,223	$413,192

*	Derived from audited financial statements at June 30, 2004.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended September 30,
	2004	2003
Net sales	$362,709	$276,474
Cost of goods sold	325,727	245,630

Gross profit	36,982	30,844

Operating expenses:
Selling, general and administrative expenses	22,312	21,159

Operating income	14,670	9,685

Other expense (income):
Interest expense	413	343
Interest income	(216)	(161)
Other, net	47	(166)

Total other expense	244	16

Income before income taxes and minority interest	14,426	9,669

Provision for income taxes	5,482	3,589

Income before minority interest	8,944	6,080

Minority interest in income of consolidated subsidiaries, net of income taxes of ($4) and $0, respectively,	30	—

Net income	$8,914	$6,080

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended September 30,
	2004	2003
Per share data:

Net income per common share, basic	$0.71	$0.50

Weighted-average shares outstanding, basic	12,580	12,265

Net income per common share, assuming dilution	$0.68	$0.48

Weighted-average shares outstanding, assuming dilution	13,053	12,681

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,914	$6,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,219	1,218
Amortization of intangible assets	156	52
Allowance for accounts and notes receivable	1,966	386
Impairment of capitalized software	30	—
Deferred income tax expense	527	—
Tax benefit of stock option exercises	1,098	480
Minority interest in income of subsidiaries	30	—
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(17,833)	(10,306)
Other receivables	802	1,841
Inventories	(5,291)	(3,973)
Prepaid expenses and other assets	(79)	269
Other noncurrent assets	69	42
Trade accounts payable	14,099	(1,539)
Accrued expenses and other liabilities	(2,579)	(1,452)
Income taxes payable	(1,503)	993

Net cash provided by (used in) operating activities	1,625	(5,909)

Cash flows used in investing activities:
Capital expenditures	(336)	(652)
Cash paid for business acquisitions	(518)	(100)

Net cash used in investing activities	(854)	(752)

Cash flows from financing activities:
(Payments) advances on revolving credit, net	(110)	3,996
Exercise of stock options	934	1,227
Repayments of long-term debt borrowings	(209)	(221)

Net cash provided by financing activities	615	5,002

Effect of exchange rate changes on cash	5	333

Increase (decrease) in cash	1,391	(1,326)
Cash at beginning of period	1,047	2,565

Cash at end of period	$2,438	$1,239

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2004 and June 30, 2004, the results of operations for the quarters ended September 30, 2004 and 2003 and statement of cash flows for the quarters ended September 30, 2004 and 2003. The results of operations for the quarters ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(2) Business Description

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

3) Summary of Significant Accounting Policies and Accounting Standards Recently Issued

Consolidation Policy

The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Consolidated Income Statements. Effective July 1, 2004, the Company acquired an additional 12% of Outsourcing Unlimited, Inc. (“OUI”) and an additional 8% of Netpoint International, Inc. (“Netpoint”). The Company now owns 88% of OUI, and 76% of Netpoint.

Use of Estimates

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. In addition, the Company maintains an allowance for credits to customers that will be applied against future purchases.

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. An estimate is made of the market value, less costs to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than the estimated amounts, reserves may be reduced.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $25,030,000 and $8,953,000 as of September 30, 2004 and June 30, 2004, respectively, are included in accounts payable.

Derivative Financial Instruments

The Company’s foreign currency exposure results from selling to customers internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. Dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items hedged. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked to market with changes in their value recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures follows:

	Quarter ended September 30,
	2004	2003
Foreign exchange derivative contract losses, net of gains	$(188,000)	$—
Foreign currency transactional and remeasurement gains, net of losses	153,000	222,000

Net foreign currency transactional and remeasurement (losses) gains	$(35,000)	$222,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had no currency forward contracts outstanding as of September 30, 2004. At June 30, 2004, the Company had one currency forward contract outstanding with a net liability under this contract of $21,000 which was included in accrued expenses and other liabilities. The following table provides information about the outstanding foreign currency derivative financial instrument as of June 30, 2004:

	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value
June 30, 2004
US Dollar functional currency
Forward contracts - purchase US Dollar, sell Euro	$4,848,000	1.2120	$(21,000)

The notional amount of forward exchange contracts is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

Inventories

Inventories (consisting of AIDC, POS, business phone, converged communications equipment, and electronic security system products) are stated at the lower of cost (first-in, first-out method) or market.

Vendor Programs

Funds received from vendors for marketing programs and product rebates have been accounted for as a reduction of selling, general and administrative expenses (“SG&A”) or product cost according to the nature of the program, in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting for Cash Consideration Received from a Vendor.

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. However, to maintain customer relations, the Company facilitates vendor warranty policies by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 5 years for furniture and equipment, 3 to 5 years for computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For long-lived assets other than goodwill, if the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. The Company recognized charges of $30,000 and $0 for the quarters ended September 30, 2004 and September 30, 2003, respectively, in operating expenses for the impairment of certain capitalized software for the North American distribution segment. This software was no longer functional based on current operational needs.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 1, 2001, the Company discontinued the amortization of goodwill. During fiscal year 2004 and 2003, the Company performed its annual test of goodwill to determine if there was impairment. These tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing under this pronouncement.

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists and non-compete agreements, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. These assets are included in other assets. The customer lists are amortized using the straight-line method over a period of 5 years. The non-compete agreements are amortized over their expected life and the debt issue costs are amortized over the term of the credit facility (see Note 7).

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and the subsidiary lines of credits approximate fair value, based upon either short maturities or variable interest rates of these instruments.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Revenue Recognition

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has service revenue associated with configuration and marketing which is recognized when work is complete and all obligations are substantially met. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables. The Company has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, who retains the risk of credit loss. In the event of termination of the arrangements, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for each of the quarters ended September 30, 2004 and 2003.

Shipping Costs

Shipping revenue is included in net sales and related costs are included in the cost of goods sold.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters ended September 30, 2004 or 2003. Deferred advertising costs at September 30, 2004 and 2003 were not significant.

Foreign Currency

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

Foreign currency transactional and remeasurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such losses, net of gains, were $35,000 for the quarter ended September 30, 2004. Such gains, net of losses, were $222,000 for the quarter ended September 30, 2003.

Income Taxes

Income taxes are accounted for using the liability method. Deferred taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets that are unlikely to be realized. Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside of the United States.

Stock-Based Compensation

The Company has three stock-based employee compensation plans and a plan for its non-employee directors. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding.

	Quarter ended September 30,
	2004	2003
Net income, as reported	$8,914,000	$6,080,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	479,000	298,000

Pro forma net income	$8,435,000	$5,782,000

	Quarter ended September 30,
	2004	2003
Earnings per share:
Income per common share, basic, as reported	$0.71	$0.50

Income per common share, basic, pro forma	$0.67	$0.47

Income per common share, assuming dilution, as reported	$0.68	$0.48

Income per common share, assuming dilution, pro forma	$0.65	$0.46

For the quarters ended September 30, 2004 and 2003, the number of options exercised for shares of common stock were 58,603 and 96,293, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarters ended September 30, 2004 and 2003, comprehensive income consisted of net income of the Company of $8.9 million and $6.1 million, respectively, and translation adjustments of $4,000 and $229,000, respectively.

Accounting Standards Recently Issued

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through September 30, 2004. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of September 30, 2004.

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

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
Quarter ended September 30, 2004:
Income per common share, basic	$8,914,000	12,580,000	$0.71

Effect of dilutive stock options	—	473,000

Income per common share, assuming dilution	$8,914,000	13,053,000	$0.68

Quarter ended September 30, 2003:
Income per common share, basic	$6,080,000	12,265,000	$0.50

Effect of dilutive stock options	—	416,000

Income per common share, assuming dilution	$6,080,000	12,681,000	$0.48

For the quarters ended September 30, 2004 and 2003, there were 0 and 18,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At September 30, 2004, the Company had a $100 million multi-currency revolving credit facility with its bank group which matures on July 31, 2008. The new credit facility was entered into on July 16, 2004. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest in the United States or the 30, 60, 90 or 180-day LIBOR rate of interest in Europe. The interest rate is the appropriate LIBOR rate plus a rate varying from .75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at September 30, 2004 was 3.08% and the outstanding borrowings included $18.4 million denominated in U.S. Dollars, $8.9 million denominated in Euros, and $5.5 million denominated in British Pounds, totaling $32.8 million on a calculated borrowing base of $100 million, leaving $67.2 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio and capital expenditure limits. The Company was in compliance with its covenants at September 30, 2004.

At June 30, 2004, the Company’s former revolving credit facility with its bank group had a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The interest rate was the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at June 30, 2004 was 2.13% and the outstanding balance was $32.6 million on a calculated borrowing base of $80 million, leaving $47.4 million available for additional borrowings. The revolving credit facility was collateralized by accounts receivable and eligible inventory. The credit agreement contained various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company was in compliance with its covenants at June 30, 2004 and at the restatement date of the credit agreement.

At September 30, 2004, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million (increased from $600,000 as of August 27, 2004). The facility matures on August 27, 2005 and is collateralized by accounts receivable and eligible inventory. The facility contains a restrictive covenant which requires an average deposit of $50,000 at the bank. The Company has guaranteed 76% of the balance on the line, while the remaining 24% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At September 30, 2004, the effective interest rate was 3.75%. There was no outstanding balance at September 30, 2004 and the outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at September 30, 2004.

At June 30, 2004, Netpoint had an asset-based line of credit agreement with a bank that was due on demand. The borrowing limit on the line was the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The interest rate was the bank’s prime rate minus one percent, which was 3.00% at June 30, 2004. All of Netpoint’s assets collateralized the line of credit. The Company had guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. At June 30, 2004, there were no outstanding borrowings on the line of credit. However, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. Netpoint was in compliance with its covenants at June 30, 2004.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) Long-term Debt

Long-term debt consists of the following at September 30, 2004 and June 30, 2004:

	September 30, 2004	June 30, 2004
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 3.07% and 2.53% variable interest rate, respectively at September 30, 2004 and June 30, 2004; maturing in fiscal year 2006 with a balloon payment of approximately $4,782,000	$5,372,000	$5,528,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at September 30, 2004 and June 30, 2004; maturing in fiscal 2007 with a balloon payment of approximately $1,458,000	1,540,000	1,549,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.07% and 2.53% variable interest rate, respectively at September 30, 2004 and June 30, 2004; maturing in fiscal 2006 with a balloon payment of approximately $144,000	254,000	274,000

Capital leases for equipment with monthly principal payments ranging from $33 to $1,903 and effective interest rates ranging from 7.60% to 23.82% at September 30, 2004 and June 30, 2004, respectively	63,000	87,000

	7,229,000	7,438,000

Less current portion	5,556,000	854,000

Long-term portion	$1,673,000	$6,584,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at September 30, 2004.

The note payable secured by the distribution center land and building matures on September 5, 2005 with a balloon payment of approximately $4.8 million. The Company has ample borrowing capacity under its existing credit facility and is reviewing its various financing options. As of September 30, 2004, the $5.4 million balance was classified as current debt. As of June 30, 2004, the current portion of the debt was $647,000 and the long-term portion was $4.9 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2004, no impairment charge was recorded. During the first quarter of fiscal year 2005, the Company acquired additional goodwill through the acquisition of an additional 12% interest in OUI and an additional 8% interest in Netpoint. Changes in the carrying amount of goodwill and other intangibles assets for the three months ended September 30, 2004, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2004	$5,719,000	$4,259,000	$9,978,000

Excess of cost over fair value of acquired net assets, net	27,000	253,000	280,000

Balance as of September 30, 2004	$5,746,000	$4,512,000	$10,258,000

Included within other assets are identifiable intangible assets as follows:

	As of September 30, 2004			As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$184,000	$154,000	$338,000	$167,000	$171,000
Debt Issue Costs	515,000	21,000	494,000	—	—	—
Non-compete agreements	425,000	368,000	57,000	425,000	250,000	175,000

Total	$1,278,000	$573,000	$705,000	$763,000	$417,000	$346,000

The customer lists are amortized using the straight-line method over a period of 5 years. The non-compete agreements are amortized over their expected life and the debt issue costs are amortized over the term of the credit facility. Amortization expense for the quarters ended September 30, 2004 and 2003 was $156,000 and $52,000, respectively. Amortization expense is estimated to be approximately $360,000 for fiscal year 2005, $196,000 for fiscal year 2006, $166,000 for fiscal year 2007, $129,000 for fiscal year 2008 and $10,000 for fiscal year 2009.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. Based on geographic location, the Company has two segments for distribution of specialty technology products. The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Beginning with the first quarter of fiscal 2004, the ChannelMax segment has been restructured into the North American Distribution segment.

North American Distribution

North American Distribution offers products for sale in three primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit and (iii) voice, data and converged communications products sold by the Paracon sales unit. These products are sold to more than 11,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarters ended September 30, 2004 and 2003.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarters ended September 30, 2004 and 2003.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Selected financial information of each business segment are presented below:

	Quarter ended September 30,
	2004	2003
Sales:
North American distribution	$332,959,000	$255,212,000
International distribution	32,466,000	23,653,000
Less intersegment sales	(2,716,000)	(2,391,000)

	$362,709,000	$276,474,000

Depreciation and amortization:
North American distribution	$1,248,000	$1,192,000
International distribution	127,000	78,000

	$1,375,000	$1,270,000

Operating income:
North American distribution	$14,580,000	$9,699,000
International distribution	90,000	(14,000)

	$14,670,000	$9,685,000

Capital expenditures:
North American distribution	234,000	615,000
International distribution	102,000	37,000

	$336,000	$652,000

Assets for each business unit are summarized below:

	September 30, 2004	June 30, 2004
Assets:

North American distribution	$391,099,000	$373,101,000
International distribution	44,124,000	40,091,000

	$435,223,000	$413,192,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) Special Charges

The Company incurred special charges of $2.3 million during the quarter ended September 30, 2003 related to the restructuring of the ChannelMax business segment into the North American Distribution segment. Effective July 1, 2003, the Company reassigned the ChannelMax segment to become a part of the North American Distribution segment. The Company consolidated the information services and operational staff into the Company’s corporate group. These charges primarily consisted of costs associated with employee severance for 9 employees of the operations management and programming groups and ChannelMax option settlement costs associated with the segment. These charges are included in operating expenses on the Company’s Condensed Consolidated Income Statements.

(10) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the three calendar years ended 2001. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it had accrued a liability of $1.4 million at September 30, 2004 and June 30, 2004. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended September 30,			Percentage Change
	2004	2003	Difference
	(In thousands)
North American Distribution	$330,243	$252,821	$77,422	30.6%
International Distribution	32,466	23,653	8,813	37.3%

Net Sales	$362,709	$276,474	$86,235	31.2%

North American Distribution

North American Distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 3% of total net sales for the quarters ended September 30, 2004 and 2003. The 30.6% increase in North American Distribution sales for the quarter ended September 30, 2004, as compared to the same period in the prior year, was due to an increase in large orders and a gain in market share.

Sales of the AIDC and POS product categories for the North America distribution segment increased 24.3% as compared to the prior year quarter. The ScanSource selling unit benefited from the aforementioned larger orders and market share gain.

Sales of converged communications products increased 38.2% as compared to the prior year quarter. Both Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise (ECG) products, and Paracon, which distributes communication products, experienced record sales for the quarter due to the recruitment of additional resellers and to larger orders.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 37.3% or $8.8 million for the quarter ended September 30, 2004 as compared to the same period in the prior year. The favorable Euro versus U.S. Dollar exchange rate accounts for approximately $2.0 million of the increase for the quarter ended September 30, 2004. Without the benefit of the foreign exchange rates, the increase for the quarter would have been 28.8% or $6.8 million. The increase in sales was primarily attributable to obtaining additional market share in Europe and Latin America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2004	2003	Difference		2004	2003
	(In thousands)
North American Distribution	$33,129	$27,747	$5,382	19.4%	10.0%	11.0%
International Distribution	3,853	3,097	756	24.4%	11.9%	13.1%

Gross Profit	$36,982	$30,844	$6,138	19.9%	10.2%	11.2%

North American Distribution

Gross profit for the North American Distribution segment increased $5.4 million for the quarter ended September 30, 2004 as compared to the prior year quarter. The increase in gross profit quarter over quarter is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American Distribution segment decreased compared to the prior year quarter. The decrease is a result of product sales mix, including a greater percentage of large orders with a low value-add requirement, and changes in vendor purchasing programs which had the effect of increasing unit costs.

International Distribution

Gross profit for the international distribution segment increased $756,000 for the quarter ended September 30, 2004 as compared to the prior year quarter. The increase was primarily due to increased distribution sales volume as the segment gained additional resellers and market share.

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, decreased for the quarter ended September 30, 2004 due to changes in product mix for Latin America and the inclusion of additional freight costs in the European business.

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2004	2003	Difference		2004	2003
	(In thousands)
Operating Expenses	$22,312	$21,159	$1,153	5.4%	6.2%	7.7%

For the quarter ended September 30, 2004, operating expenses included additional bad debt expense of $865,000 over the same period in prior year. Operating expenses as a percentage of net sales decreased for the quarter ended September 30, 2004 due to greater economics of scale in selling, general and administrative expenses as the sales volume increased.

For the quarter ended September 30, 2003, the Company incurred restructuring costs for the ChannelMax segment of approximately $2.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

The following table summarizes the Company’s operating income:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2004	2003	Difference		2004	2003
		(In thousands)
Operating Income	$14,670	$9,685	$4,985	51.5%	4.0%	3.5%

The increase in operating income for the quarter ended September 30, 2004 as compared to the prior year quarter was due to increased gross margin as a result of increased sales volume and cost controls that held operating expense growth below the rate of sales growth. Operating margins as a percentage of net sales for the quarter ended September 30, 2004 were higher compared to the same period of the prior year, primarily due to decreased operating expenses as a percentage of net sales.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	September 30,			Percentage Change	September 30,
	2004	2003	Difference		2004	2003
		(In thousands)
Interest expense	$413	$343	$70	20.4%	0.1%	0.1%
Interest income	$(216)	(161)	(55)	34.2%	-0.1%	-0.1%
Net foreign exchange losses (gains)	$35	(222)	257	-115.8%	0.0%	-0.1%
Other, net	$12	56	(44)	-78.6%	0.0%	0.0%

Total other expense	244	16	228	1425.0%	0.1%	0.0%

Interest expense for the quarters ended September 30, 2004 and 2003 was $413,000 and $343,000, respectively, reflecting interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the current year quarter was higher due to increased interest rates and higher average borrowings on the Company’s line of credit over the prior year.

Interest income for the quarters ended September 30, 2004 and 2003 was $216,000 and $161,000, respectively, principally representing interest collected from customers. This has increased from the prior year as a result of increased interest income from certain customer financing arrangements.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract losses. Net foreign exchange losses for the quarter ended September 30, 2004 were $35,000 and net foreign exchange gains for the quarter ended September 30, 2003 were $222,000. The change in foreign exchange gains and losses is the result of a more effective foreign exchange hedging program for the current year quarter. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $5.5 million and $3.6 million for the quarters ended September 30, 2004 and 2003,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

respectively, reflecting an effective income tax rate of 38.0% and 37.1%, respectively. The higher tax rate for the quarter ended September 30, 2004 was attributable to the utilization of domestic and foreign net operating loss carryforwards in prior periods, which are no longer available to offset taxable income.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates two subsidiaries that have a minority ownership interest. For the quarters ended September 30, 2004 and 2003, the Company recorded $30,000 and $0, net of income taxes, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The increase in the minority interest income for the three-month period is result of the earnings of the subsidiaries.

For the quarter ended September 30, 2004, the Company owned 88% of OUI and 76% of Netpoint. For the quarter ended September 30, 2003 the Company owned 76% of OUI and 68% of Netpoint.

Net Income

The following table summarizes the Company’s net income:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2004	2003	Difference		2004	2003
		(In thousands)
Net Income	$8,914	$6,080	$2,834	46.6%	2.5%	2.2%

The increase in the amount of net income is attributable to the changes in operating profits and provision for income taxes discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash balance totaled $2.4 million at September 30, 2004 compared to $1.0 million at June 30, 2004. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit under the revolving credit facility. The Company’s working capital increased to $195.2 million at September 30, 2004 from $188.1 million at June 30, 2004. The increase in working capital resulted primarily from a $16.0 million increase in the Company’s trade and notes receivable and a $5.5 million increase in inventory offset by a $14.7 increase in accounts payable.

The increase in the amount of trade and notes receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables has remained the same at September 30, 2004 and June 30, 2004, at 47 days. Inventory turnover improved to 7.0 times for the quarter ended September 30, 2004 from 6.5 times for the quarter ended June 30, 2004.

Cash provided by operating activities was $1.6 million for the quarter ended September 30, 2004 compared to cash used in operating activities of $5.9 million for the quarter ended September 30, 2003. The increase in cash provided by operating activities was primarily attributable to changes in current assets and liability accounts for each respective period referenced above.

Cash used in investing activities for the quarter ended September 30, 2004 was $854,000, which included $336,000 for capital expenditures and $518,000 for additional ownership interest in one of the Company’s majority-owned subsidiaries (Netpoint). The Company’s capital expenditures resulted from purchases of software, furniture and equipment.

Cash used in investing activities for the quarter ended September 30, 2003 was $752,000. This includes $100,000 cash paid for the acquisition of the remaining 10% of ChannelMax. The company’s capital expenditures resulted from purchases of software for reporting management for the finance department, as well as a CRM package for the credit department, and furniture and equipment.

At September 30, 2004, the Company had a $100 million multi-currency revolving credit facility with its bank group which matures on July 31, 2008. The new credit facility was entered into on July 16, 2004. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest in the United States or the 30, 60, 90 or 180-day LIBOR rate of interest in Europe. The interest rate is the appropriate LIBOR rate plus a rate varying from .75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at September 30, 2004 was 3.08% and the outstanding borrowings included $18.4 million denominated in U.S. Dollars, $8.9 million denominated in Euros, and $5.5 million denominated in British Pounds, totaling $32.8 million on a calculated borrowing base of $100 million, leaving $67.2 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio and capital expenditure limits. The Company was in compliance with its covenants at September 30, 2004.

At June 30, 2004, the Company’s former revolving credit facility with its bank group had a borrowing limit of the lesser of (i) $80 million or (ii) the sum of 85% of eligible accounts receivable plus the lesser of (a) 50% of eligible inventory or (b) $40 million. The interest rate was the 30-day LIBOR rate of interest plus a rate varying from 1.00% to 2.50% tied to the Company’s funded debt to EBITDA ratio ranging from 2.50:1 to 4.25:1 and a fixed charge coverage ratio of not less than 2.75:1. The effective interest rate at June 30, 2004 was 2.13% and the outstanding balance

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

was $32.6 million on a calculated borrowing base of $80 million, leaving $47.4 million available for additional borrowings. The revolving credit facility was collateralized by accounts receivable and eligible inventory. The credit agreement contained various restrictive covenants, including among other things, minimum net worth requirements, capital expenditure limits, maximum funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company was in compliance with its covenants at June 30, 2004 and at the restatement date of the credit agreement.

At September 30, 2004, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million (increased from $600,000 as of August 27, 2004). The facility matures on August 27, 2005 and is collateralized by accounts receivable and eligible inventory. The facility contains a restrictive covenant which requires an average deposit of $50,000 at the bank. The Company has guaranteed 76% of the balance on the line, while the remaining 24% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At September 30, 2004, the effective interest rate was 3.75%. There was no outstanding balance at September 30, 2004 and the outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at September 30, 2004.

At June 30, 2004, Netpoint had an asset-based line of credit agreement with a bank that was due on demand. The borrowing limit on the line was the lesser of $600,000 or the sum of 75% of domestic accounts receivable and 50% of foreign accounts receivable, plus 10% of eligible inventory (up to $250,000). The interest rate was the bank’s prime rate minus one percent, which was 3.00% at June 30, 2004. All of Netpoint’s assets collateralized the line of credit. The Company had guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. At June 30, 2004, there were no outstanding borrowings on the line of credit. However, outstanding standby letters of credit totaled $40,000 leaving $560,000 available for additional borrowings. Netpoint was in compliance with its covenants at June 30, 2004.

Cash provided by financing activities for the quarter ended September 30, 2004 totaled $615,000, including $934,000 in proceeds from stock option exercises offset by $110,000 in payments under the Company’s credit facility and $209,000 in payments on long-term debt. Cash provided by financing activities for the quarter ended September 30, 2003 totaled $5.0 million, including advances under the Company’s credit facility.

The note payable secured by the distribution center land and building matures on September 5, 2005 with a balloon payment of approximately $4.8 million. The Company has ample borrowing capacity under its existing credit facility and is reviewing its various financing options. As of September 30, 2004 the $5.4 million balance was classified as current debt. As of June 30, 2004, the current portion of the debt was $647,000 and the long-term portion was $4.9 million.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through September 30, 2004. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of September 30, 2004.

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

Impact of Inflation

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations. The Company has chosen to present this information below in a sensitivity analysis format.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter ended September 30, 2004 and 2003 would have resulted in an approximately $87,000 and $122,000 decrease or increase, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. Foreign exchange risk is managed by using foreign currency forward and option contracts to hedge these exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At September 30, 2004, the Company had no currency forward contracts outstanding. At June 30, 2004, the Company had one currency forward contract outstanding with a net liability under the contract of $21,000.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2004 and June 30, 2004, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

10.1	Employment Agreement dated as of September 30, 2004 between the Registrant and Jeffery A. Bryson.

10.2	Nonqualified Deferred Compensation Plan effective July 1, 2004.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 5, 2004