Form 10-Q
period 2004-12-31
SCANSOURCE INC
filed 2005-02-03
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-26926

SCANSOURCE, INC.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court, Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

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

As of February 1, 2005, 12,626,848 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2004

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2005 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation: the Company’s dependence on vendors, product supply, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; other factors such as narrow profit margins, inventory risks due to shifts in market demand, dependence on information systems, credit exposure due to the deterioration in the financial condition of our customers, a downturn in the general economy, the inability to obtain required capital, potential adverse effects of acquisitions, fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets (including the imposition of governmental controls, currency devaluations, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), longer collection periods and the impact of local economic conditions and practices), the impact of changes in income tax legislation, acts of war or terrorism, exposure to natural disasters, potential impact of labor strikes, volatility of common stock, and the accuracy of forecast data; and other factors described herein and in other reports and documents filed by the Company with the SEC, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2004.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets	December 31, 2004	June 30, 2004*
Current assets:
Cash	$1,601	$1,047
Trade and notes receivable:
Trade, less allowance of $11,817 at December 31, 2004 and $9,725 at June 30, 2004	187,852	175,417
Other	3,618	3,919
Inventories	217,520	182,868
Prepaid expenses and other assets	1,542	1,670
Deferred income taxes	9,536	8,440

Total current assets	421,669	373,361

Property and equipment, net	22,822	23,663
Goodwill	10,261	9,978
Other assets, including identifiable intangible assets	6,768	6,190

Total assets	$461,520	$413,192

*	Derived from audited financial statements at June 30, 2004.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	December 31, 2004	June 30, 2004*
Current liabilities:
Current portion of long-term debt	$5,383	$854
Subsidiary line of credit	950	—
Trade accounts payable	166,250	167,053
Accrued expenses and other liabilities	13,413	14,803
Income taxes payable	3,202	2,555

Total current liabilities	189,198	185,265

Deferred income taxes	1,727	1,058
Long-term debt	1,644	6,584
Borrowings under revolving credit facility	59,883	32,569
Other long-term liabilities	673	—

Total liabilities	253,125	225,476

Minority interest	931	1,072
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 and 25,000,000 shares authorized, 12,626,848 and 12,559,689 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	64,196	61,856
Retained earnings	139,286	121,288
Accumulated other comprehensive income - equity adjustment from foreign currency translation	3,982	3,500

Total shareholders’ equity	207,464	186,644

Total liabilities and shareholders’ equity	$461,520	$413,192

*	Derived from audited financial statements at June 30, 2004.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net sales	$370,130	$288,966	$732,839	$565,440
Cost of goods sold	332,269	258,063	657,996	503,693

Gross profit	37,861	30,903	74,843	61,747

Operating expenses:
Selling, general and administrative expenses	23,110	20,045	45,422	41,204

Operating income	14,751	10,858	29,421	20,543

Other expense (income):
Interest expense	482	284	895	627
Interest income	(334)	(85)	(550)	(246)
Other, net	(300)	(64)	(253)	(230)

Total other expense	(152)	135	92	151

Income before income taxes and minority interest	14,903	10,723	29,329	20,392

Provision for income taxes	5,719	3,935	11,201	7,524

Income before minority interest	9,184	6,788	18,128	12,868

Minority interest in income of consolidated subsidiaries, net of income taxes of $20 and $45, respectively, and $16 and $45, respectively	100	121	130	121

Net income	$9,084	$6,667	$17,998	$12,747

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Per share data:
Net income per common share, basic	$0.72	$0.53	$1.43	$1.03

Weighted-average shares outstanding, basic	12,620	12,508	12,600	12,389

Net income per common share, assuming dilution	$0.69	$0.52	$1.37	$1.00

Weighted-average shares outstanding, assuming dilution	13,131	12,942	13,108	12,771

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$17,998	$12,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,434	2,490
Amortization of intangible assets	235	112
Allowance for accounts and notes receivable	1,997	1,267
Impairment of capitalized software	30	—
Deferred income tax benefit	(437)	(109)
Tax benefit of stock option exercises	1,124	882
Minority interest in income of subsidiaries	130	(121)
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(13,635)	(17,836)
Other receivables	309	1,283
Inventories	(32,602)	(197)
Prepaid expenses and other assets	186	9
Other noncurrent assets	(215)	(1,084)
Trade accounts payable	(2,541)	(4,523)
Accrued expenses and other liabilities	(786)	(24)
Income taxes payable	611	1,333

Net cash used in operating activities	(25,162)	(3,771)

Cash flows used in investing activities:
Capital expenditures	(1,577)	(1,209)
Cash paid for business acquisitions	(521)	(277)

Net cash used in investing activities	(2,098)	(1,486)

Cash flows from financing activities:
Advances on revolving credit, net	26,977	1,234
Exercise of stock options	1,207	2,316
Repayments of long-term debt borrowings	(411)	(431)

Net cash provided by financing activities	27,773	3,119

Effect of exchange rate changes on cash	41	309

Increase (decrease) in cash	554	(1,829)

Cash at beginning of period	1,047	2,565

Cash at end of period	$1,601	$736

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2004 and June 30, 2004, the results of operations for the quarter and six month periods ended December 31, 2004 and 2003 and statement of cash flows for the six month periods ended December 31, 2004 and 2003. The results of operations for the quarter and six month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(2) Business Description

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves to reduce inventories to the lower of cost or market. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Accounts and Notes Receivable

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $7,915,000 and $8,953,000 as of December 31, 2004 and June 30, 2004, respectively, are included in accounts payable.

Derivative Financial Instruments

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. Dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments or multi-currency borrowings. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items hedged. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

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

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Foreign exchange derivative contract losses, net of gains	$(175,000)	$—	$(363,000)	$—
Foreign currency transactional and remeasurement gains, net of losses	433,000	74,000	586,000	296,000

Net foreign currency transactional and remeasurement gains	$258,000	$74,000	$223,000	$296,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had no currency forward contracts outstanding as of December 31, 2004. At June 30, 2004, the Company had one currency forward contract outstanding with a net liability under this contract of $21,000 which was included in accrued expenses and other liabilities. The following table provides information about the outstanding foreign currency derivative financial instrument as of June 30, 2004:

June 30, 2004	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value
US Dollar functional currency
Forward contracts - purchase US Dollar, sell Euro	$4,848,000	1.2120	$(21,000)

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. The Company recognized charges of $0 and $30,000 for the quarter and six months ended December 31, 2004, respectively, and $0 and $0 for the quarter and six months ended December 31, 2003, respectively, in operating expenses for the impairment of certain capitalized software for the North American distribution segment. This software was no longer functional based on current operational needs.

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

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists and non-compete agreements, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. These assets are included in other assets. The customer lists are amortized using the straight-line method over a period of 5 years. The non-compete agreements are amortized over their expected life, and the debt issue costs are amortized over the term of the credit facility (see Note 7).

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has service revenue associated with configuration and marketing which is recognized when work is complete and all obligations are substantially met. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables. The Company has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, who retains the risk of credit loss. In the event of termination of the arrangements, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for each of the quarters and six months ended December 31, 2004 and 2003.

Shipping Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters ended December 31, 2004 or 2003. Deferred advertising costs at December 31, 2004 and 2003 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement.

Income Taxes

Income taxes are accounted for using the liability method. Deferred taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside of the United States.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income, as reported	$9,084,000	$6,667,000	$17,998,000	$12,747,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	529,000	313,000	1,028,000	623,000

Pro forma net income	$8,555,000	$6,354,000	$16,970,000	$12,124,000

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Earnings per share:
Income per common share, basic, as reported	$0.72	$0.53	$1.43	$1.03

Income per common share, basic, pro forma	$0.68	$0.51	$1.35	$0.98

Income per common share, assuming dilution, as reported	$0.69	$0.52	$1.37	$1.00

Income per common share, assuming dilution, pro forma	$0.65	$0.49	$1.29	$0.95

For the quarter and six months ended December 31, 2004, the number of options exercised for shares of common stock were 8,556 and 67,159, respectively. For the quarter and six months ended December 31, 2003, the number of options exercised for shares of common stock were 87,334 and 183,627, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and six months ended December 31, 2004, comprehensive income consisted of net income of the Company of $9.1 million and $18.0 million, respectively, and net translation adjustment gains of $486,000 and $482,000, respectively. For the quarter and six months ended December 31, 2003, comprehensive income consisted of net income of the Company of $6.7 million and $12.7 million, respectively, and net translation adjustment gains of $1.1 million and $1.3 million, respectively.

Accounting Standards Recently Issued

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through December 31, 2004. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of December 31, 2004.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by June 30, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $882,000, $3.5 million, and $1.5 million in 2004, 2003 and 2002, respectively. The amount of operating cash flows recognized for such excess tax deductions in the six month period ended December 31, 2004 was $1.1 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
Quarter ended December 31, 2004:
Income per common share, basic	$9,084,000	12,620,000	$0.72

Effect of dilutive stock options	—	511,000

Income per common share, assuming dilution	$9,084,000	13,131,000	$0.69

Six months ended December 31, 2004:
Income per common share, basic	$17,998,000	12,600,000	$1.43

Effect of dilutive stock options	—	508,000

Income per common share, assuming dilution	$17,998,000	13,108,000	$1.37

Quarter ended December 31, 2003:
Income per common share, basic	$6,667,000	12,508,000	$0.53

Effect of dilutive stock options	—	434,000

Income per common share, assuming dilution	$6,667,000	12,942,000	$0.52

Six months ended December 31, 2003:
Income per common share, basic	$12,747,000	12,389,000	$1.03

Effect of dilutive stock options	—	382,000

Income per common share, assuming dilution	$12,747,000	12,771,000	$1.00

For the quarter and six months ended December 31, 2004, there were 12,700 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the quarter and six months ended December 31, 2003, there were 14,000 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At December 31, 2004, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. The new credit facility was entered into on July 16, 2004. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest in the United States or the 30, 60, 90 or 180-day LIBOR rate of interest in Europe. The interest rate is the appropriate LIBOR rate plus a rate varying from .75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at December 31, 2004 was 3.26% and the outstanding borrowings were $59.9 million on a calculated borrowing base of $100 million, leaving $40.1 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio and capital expenditure limits. The Company was in compliance with its covenants at December 31, 2004.

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

At December 31, 2004, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million (increased from $600,000 as of August 27, 2004). The facility matures on August 27, 2005 and is collateralized by accounts receivable and eligible inventory. The facility contains a restrictive covenant which requires an average deposit of $50,000 at the bank. The Company has guaranteed 76% of the balance on the line, while the remaining 24% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At December 31, 2004, the effective interest rate was 4.25%. At December 31, 2004 the outstanding balance was $950,000 and the outstanding standby letters of credit totaled $40,000, leaving $10,000 available for borrowings. Netpoint was in compliance with its covenant at December 31, 2004.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) Long-term Debt

Long-term debt consists of the following at December 31, 2004 and June 30, 2004:

	December, 31 2004	June 30, 2004
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 3.71% and 2.53% variable interest rate, respectively at December 31, 2004 and June 30, 2004; maturing in fiscal year 2006 with a balloon payment of approximately $4,826,000	$5,221,000	$5,528,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at December 31, 2004 and June 30, 2004; maturing in fiscal 2007 with a balloon payment of approximately $1,458,000	1,530,000	1,549,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.71% and 2.53% variable interest rate, respectively at December 31, 2004 and June 30, 2004; maturing in fiscal 2006 with a balloon payment of approximately $147,000	234,000	274,000

Capital leases for equipment with monthly principal payments ranging from $33 to $1,903 and effective interest rates ranging from 7.60% to 23.82% at December 31, 2004 and June 30, 2004, respectively	42,000	87,000

	7,027,000	7,438,000

Less current portion	5,383,000	854,000

Long-term portion	$1,644,000	$6,584,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at December 31, 2004.

The note payable secured by the distribution center land and building matures on September 5, 2005 with a balloon payment of approximately $4.8 million. The Company has ample borrowing capacity under its existing credit facility and is reviewing its various financing options to satisfy its obligations with respect to such payment. As of December 31, 2004, the $5.2 million balance was classified as current debt. As of June 30, 2004, the current portion of the debt was $647,000 and the long-term portion was $4.9 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2004, no impairment charge was recorded. During the first quarter of fiscal year 2005, the Company acquired additional goodwill through the acquisition of an additional 12% interest in OUI and an additional 8% interest in Netpoint. Changes in the carrying amount of goodwill and other intangibles assets for the six months ended December 31, 2004, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2004	$5,719,000	$4,259,000	$9,978,000
Excess of cost over fair value of acquired net assets, net	27,000	256,000	283,000

Balance as of December 31, 2004	$5,746,000	$4,515,000	$10,261,000

Included within other assets are identifiable intangible assets as follows:

	As of December 31, 2004			As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$201,000	$137,000	$338,000	$167,000	$171,000
Debt issue costs	532,000	55,000	477,000	—	—	—
Non-compete agreements	425,000	396,000	29,000	425,000	250,000	175,000

Total	$1,295,000	$652,000	$643,000	$763,000	$417,000	$346,000

The customer lists are amortized using the straight-line method over a period of 5 years. The non-compete agreements are amortized over their expected life and the debt issue costs are amortized over the term of the credit facility. Amortization expense for the quarter and six months ended December 31, 2004 was $79,000 and $235,000, respectively. Amortization expense for the quarter and six months ended December 31, 2003 was $51,000 and $103,000, respectively. Amortization expense is estimated to be approximately $363,000 for fiscal year 2005, $200,000 for fiscal year 2006, $170,000 for fiscal year 2007, $133,000 for fiscal year 2008 and $12,000 for fiscal year 2009.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, and (iv) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 11,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2004 and 2003.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2004 and 2003.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Selected financial information of each business segment are presented below:

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Sales:
North American distribution	$327,683,000	$263,006,000	$660,642,000	$518,218,000
International distribution	47,218,000	28,962,000	79,684,000	52,615,000
Less intersegment sales	(4,771,000)	(3,002,000)	(7,487,000)	(5,393,000)

	$370,130,000	$288,966,000	$732,839,000	$565,440,000

Depreciation and amortization:
North American distribution	$1,155,000	$1,121,000	$2,403,000	$2,313,000
International distribution	139,000	211,000	266,000	289,000

	$1,294,000	$1,332,000	$2,669,000	$2,602,000

Operating income:
North American distribution	$13,807,000	$10,132,000	$28,387,000	$19,831,000
International distribution	944,000	726,000	1,034,000	712,000

	$14,751,000	$10,858,000	$29,421,000	$20,543,000

Capital expenditures:
North American distribution	$1,130,000	$421,000	$1,364,000	$1,036,000
International distribution	111,000	136,000	213,000	173,000

	$1,241,000	$557,000	$1,577,000	$1,209,000

Assets for each business unit are summarized below:

	December 31, 2004	June 30, 2004
Assets:
North American distribution	$399,193,000	$373,101,000
International distribution	62,327,000	40,091,000

	$461,520,000	$413,192,000

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

(10) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the three calendar years ended 2001. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.4 million at December 31, 2004 and June 30, 2004. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended December 31,		Difference	Percentage Change
	2004	2003
	(In thousands)
North American distribution	$322,912	$260,004	$62,908	24.2%
International distribution	47,218	28,962	18,256	63.0%

Net sales	$370,130	$288,966	$81,164	28.1%

	Six months ended December 31,		Difference	Percentage Change
	2004	2003
	(In thousands)
North American distribution	$653,155	$512,825	$140,330	27.4%
International distribution	79,684	52,615	27,069	51.4%

Net sales	$732,839	$565,440	$167,399	29.6%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarter and six month periods ended December 31, 2004 and 2003. The 24.2% increase in North American Distribution sales for the quarter ended December 31, 2004, as compared to the same period in the prior year, was due primarily to gain in market share. The 27.4% increase for the six months ended December 31, 2004, as compared to the same period in the prior year, was due to an increase in large orders and a gain in market share.

Sales of the AIDC and POS product categories for the North America distribution segment increased 22.4% as compared to the prior year quarter and 23.4% as compared to the prior year six month period. The ScanSource selling unit benefited from the aforementioned larger orders and market share gain.

Sales of converged communications products increased 26.0% as compared to the prior year quarter and 32.1% as compared to the prior year six month period. Both Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise (ECG) products, and Paracon, which distributes communication products, experienced growth from the recruitment of additional resellers and to larger orders for the six month period ended December 31, 2004.

The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales were immaterial for the quarter and six months ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 63.0% or $18.3 million for the quarter ended December 31, 2004 and 51.4% or $27.1 million for the six month period as compared to the same periods in the prior year. The favorable Euro versus U.S. Dollar exchange rate accounts for approximately $2.8 million and $4.8 million of the increase for the quarter and six months ended December 31, 2004. Without the benefit of the foreign exchange rates, the increase for the quarter and six month periods ended December 31, 2004 would have been 53.4% or $15.5 million and 42.3% or $22.3 million, respectively. The increase in sales was primarily attributable to obtaining additional market share in Europe and Latin America.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
North American distribution	$32,895	$26,934	$5,961	22.1%	10.2%	10.4%
International distribution	4,966	3,969	997	25.1%	10.5%	13.7%

Gross profit	$37,861	$30,903	$6,958	22.5%	10.2%	10.7%

	Six months ended December 31,		Difference	Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
North American distribution	$66,024	$54,681	$11,343	20.7%	10.1%	10.7%
International distribution	8,819	7,066	1,753	24.8%	11.1%	13.4%

Gross profit	$74,843	$61,747	$13,096	21.2%	10.2%	10.9%

North American Distribution

Gross profit for the North American Distribution segment increased 22.1% and $6.0 million for the quarter ended December 31, 2004 and 20.7% and $11.3 million for the six month period as compared to the same periods in the prior year. The increase in gross profit for the quarter and six months ended December 31, 2004 is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American Distribution segment decreased compared to same periods in the prior year. The decrease is a result of product sales mix, including a greater percentage of large orders with a low value-add requirement, and changes in vendor purchasing programs which had the effect of increasing unit costs. The change in vendor purchasing programs is a combination of decreased program benefits and higher year on year sales volume with fixed dollar incentives on certain programs.

International Distribution

Gross profit for the international distribution segment increased 25.1% and $1.0 million for the quarter ended December 31, 2004 and 24.8% and $1.8 million for the six month period as compared to the same periods in the prior year. The increase was primarily due to increased distribution sales volume as the segment gained additional resellers and market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, decreased for the quarter and six month periods ended December 31, 2004. The decrease was due to changes in vendor purchasing programs, a greater percentage of large orders for all international geographies, and to the inclusion of additional freight costs for the European business.

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Period ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
Quarter	$23,110	$20,045	$3,065	15.3%	6.2%	6.9%
Six months	$45,422	$41,204	$4,218	10.2%	6.2%	7.3%

For the quarter ended December 31, 2004, operating expenses included an $800,000 increased profit sharing contribution, a $250,000 charitable contribution, and an increase in marketing related expenses compared to the prior year quarter. Operating expenses as a percentage of net sales decreased for the quarter ended December 31, 2004 due to the accrual of $1.25 million, or $775,000 net of $475,000 tax benefit, in the prior year for the disposition of a sales and use tax matter and to greater economies of scale in selling, general and administrative expenses as the sales volume increased.

The Company continues to invest in infrastructure in Europe and Latin America to expand coverage due to its growth potential. In Europe, the Company has expanded geographically and increased employee headcount. In Latin America, the Company has increased employee headcount in Miami and Mexico City in order to serve an expanding customer base. In North America, an expansion project was begun during the quarter ended December 31, 2004 to increase the capacity of the Memphis, Tennessee distribution center by 50%. Related to this, the Company entered into an operating lease and incurred approximately one month of operating expense. This project was completed in January 2005 and is expected to meet the current and near-term growth of the North American business. The Company also opened an additional Canadian sales office in Toronto in order to increase the focus on current and potential AIDC and POS resellers in eastern Canada. The Company has maintained a western Canadian sales office in Vancouver since 1998.

For the six months ended December 31, 2004, operating expenses included a $2.6 million discretionary profit sharing contribution, a $750,000 charitable contribution, $700,000 of additional bad debt expense over the same period in the prior year, and additional infrastructure investments in Europe and Latin America that occurred throughout the six month period. The six month period ended December 31, 2004 also reflects the costs associated with the aforementioned expansion of the Memphis, Tennessee distribution center and the Canadian sales office in Toronto. Operating expenses for the six months ended December 31, 2003 included $2.3 million of restructuring costs for the ChannelMax segment, a discretionary profit sharing contribution of $1.8 million, and a $1.65 million, or $1.023 million net of $627,000 tax benefit, accrual for the disposition of a sales and use tax matter.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
Quarter	$14,751	$10,858	$3,893	35.9%	4.0%	3.8%
Six months	$29,421	$20,543	$8,878	43.2%	4.0%	3.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased 35.9% and $3.9 million for the quarter ended December 31, 2004 and 43.2% and $8.9 million for the six month period ended December 31, 2004 as compared to the same periods in the prior year. The increase in operating income for the quarter ended December 31, 2004 compared to the prior year quarter is a result of increased sales volume, the accrual of $1.25 million in the prior year for the disposition of a sales and use tax matter, and to greater economies of scale in operating expenses as sales volume increased, partially offset by an increased profit sharing contribution. The increase in operating profit for the six month period ended December 31, 2004 was due to the same reasons mentioned above for the quarter and also to $2.3 million ChannelMax restructuring costs in the prior year.

Operating income as a percentage of net sales increased compared to same periods in the prior year. The increase is primarily due to decreased operating expenses as a percentage of net sales discussed above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
Interest expense	$482	$284	$198	69.7%	0.1%	0.1%
Interest income	(334)	(85)	(249)	292.9%	-0.1%	0.0%
Net foreign exchange (gains) losses	(258)	(74)	(184)	248.6%	-0.1%	0.0%
Other, net	(42)	10	(52)	-520.0%	0.0%	0.0%

Total other expense	$(152)	$135	$(287)	-212.6%	0.0%	0.0%

	Six months ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
Interest expense	$895	$627	$268	42.7%	0.2%	0.2%
Interest income	(550)	(246)	(304)	123.6%	-0.1%	-0.1%
Net foreign exchange (gains) losses	(223)	(296)	73	-24.7%	-0.1%	-0.1%
Other, net	(30)	66	(96)	-145.5%	0.0%	0.0%

Total other expense	$92	$151	$(59)	-39.1%	0.0%	0.1%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and six months ended December 31, 2004 was $482,000 and $895,000, respectively. Interest expense for the quarter and six months ended December 31, 2003 was $284,000 and $627,000, respectively. The increased expense for the current year was due to higher interest rates and higher average borrowings on the Company’s line of credit over the prior year.

Interest income principally represents interest collected from customers. Interest income for the quarter and six months ended December 31, 2004 was $334,000 and $550,000, respectively. Interest income for the quarter and six months ended December 31, 2003 was $85,000 and $246,000, respectively. The increase from the prior year was a result of increased interest income from certain customer financing arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract losses. Net foreign exchange gains for the quarter and six months ended December 31, 2004 were $258,000 and $223,0000, respectively. Net foreign exchange gains for the quarter and six months ended December 31, 2003 were $74,000 and $296,000, respectively. The change in foreign exchange gains and losses for the quarter ended December 31, 2004 as compared to the prior year is primarily the result of fluctuation in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The foreign exchange gains and losses for the six months ended December 31, 2004 are comparable to the prior year period. It continues to be our goal to minimize the impact of foreign currency exchange fluctuations through an effective hedging program. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $5.7 million and $11.2 million for the quarter and six months ended December 31, 2004, respectively, reflecting an effective income tax rate of 38.4% and 38.2%, respectively. Income tax expense was $3.9 million and $7.5 million for the quarter and six months ended December 31, 2003, respectively, reflecting an effective income tax rate of 36.7% and 36.9%, respectively. The effective income tax rate for the prior full fiscal year was 38.3%.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates two subsidiaries that have a minority ownership interest. Minority interest income reflects the minority interest earnings of these subsidiaries for the respective periods. For the quarter and six months ended December 31, 2004, the Company owned 88% of OUI and 76% of Netpoint. For the quarter and six months ended December 31, 2003 the Company owned 76% of OUI and 68% of Netpoint.

Net Income

The following table summarizes the Company’s net income:

	Period ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2004	2003			2004	2003
	(In thousands)
Quarter	$9,084	$6,667	$2,417	36.3%	2.5%	2.3%
Six months	$17,998	$12,747	$5,251	41.2%	2.5%	2.3%

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

The Company’s cash balance totaled $1.6 million at December 31, 2004 compared to $1.0 million at June 30, 2004. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit under the revolving credit facility. The Company’s working capital increased to $232.5 million at December 31, 2004 from $188.1 million at June 30, 2004. The increase in working capital resulted primarily from a $12.4 million increase in the Company’s trade and notes receivable and a $34.7 million increase in inventories offset by a $4.5 million increase in the current portion of long-term debt. The increase in receivables and inventory is due to levels necessary to support worldwide growth of the Company.

The increase in the amount of trade and notes receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables remained comparable at December 31, 2004 and June 30, 2004, at 46 and 47 days, respectively. Inventory turnover improved to 6.6 times for the quarter ended December 31, 2004 from 6.5 times for the quarter ended June 30, 2004. The company decreased accounts payable due to quarter end timing of domestic bi-weekly payments as well as a more linear pattern of purchases of inventory, which in turn accelerates traditional accounts payable payment patterns.

Cash used in operating activities was $25.2 million for the six months ended December 31, 2004 compared to $3.8 million for the six months ended December 31, 2003. The increase in cash used in operating activities was primarily attributable to changes in current assets and liability accounts for each respective period referenced above.

Cash used in investing activities for the six months ended December 31, 2004 was $2.1 million, which included $1.6 million for capital expenditures and $521,000 primarily for additional ownership interest in one of the Company’s majority-owned subsidiaries (Netpoint). The Company’s capital expenditures included $617,000 related to the expansion of the Memphis, Tennessee distribution center, as well as purchases of software, furniture and equipment.

Cash used in investing activities for the six months ended December 31, 2003 was $1.5 million, which included approximately $1.2 million for capital expenditures, $277,000 for additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI), and the remaining 10% minority interest of ChannelMax. The Company’s capital expenditures resulted from purchases of software for financial reporting, web-based software for product ordering and configuration, as well as furniture and equipment.

At December 31, 2004, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. The new credit facility was entered into on July 16, 2004. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest in the United States or the 30, 60, 90 or 180-day LIBOR rate of interest in Europe. The interest rate is the appropriate LIBOR rate plus a rate varying from .75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at December 31, 2004 was 3.26% and the outstanding borrowings were $59.9 million on a calculated borrowing base of $100 million, leaving $40.1 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio and capital expenditure limits. The Company was in compliance with its covenants at December 31, 2004.

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

At December 31, 2004, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million (increased from $600,000 as of August 27, 2004). The facility matures on August 27, 2005 and is collateralized by accounts receivable and eligible inventory. The facility contains a restrictive covenant which requires an average deposit of $50,000 at the bank. The Company has guaranteed 76% of the balance on the line, while the remaining 24% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At December 31, 2004, the effective interest rate was 4.25%. At December 31, 2004 the outstanding balance was $950,000 and the outstanding standby letters of credit totaled $40,000, leaving $10,000 available for borrowings. Netpoint was in compliance with its covenant at December 31, 2004.

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

Cash provided by financing activities for the six months ended September 30, 2004 totaled $27.8 million, including $27.0 million in advances under the Company’s credit facility and $1.2 million in proceeds from stock option exercises offset by $411,000 in payments on long-term debt. Cash provided by financing activities for the six months ended December 31, 2003 totaled $3.1 million, including $1.2 million in advances under the Company’s credit facility and $2.3 million in proceeds from stock option exercises offset by $431,000 in payments on long-term debt.

The note payable secured by the distribution center land and building matures on September 5, 2005 with a balloon payment of approximately $4.8 million. The Company has ample borrowing capacity under its existing credit facility and is reviewing its various financing options to satisfy its obligations with respect to such payment. As of December 31, 2004 the $5.2 million balance was classified as current debt. As of June 30, 2004, the current portion of the debt was $647,000 and the long-term portion was $4.9 million.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through December 31, 2004. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of December 31, 2004.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by June 30, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $882,000, $3.5 million, and $1.5 million in 2004, 2003 and 2002, respectively. The amount of operating cash flows recognized for such excess tax deductions in the six month period ended December 31, 2004 was $1.1 million.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and six months ended December 31, 2004 would have resulted in an approximately $121,000 and $208,000 decrease or increase, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At December 31, 2004, the Company had no currency forward contracts outstanding. At June 30, 2004, the Company had one currency forward contract outstanding with a net liability under the contract of $21,000.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2004 and June 30, 2004, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 2, 2004. At the annual meeting, the shareholders (i) elected six directors who constitute all the directors continuing on the Board after the meeting, (ii) amended the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 25,000,000 to 45,000,000 shares, and (iii) ratified the appointment of independent auditors for fiscal 2005. Votes on each matter presented at the annual meeting were as follows:

(i) Election of directors:

	Number of Shares
Nominees	For	Withheld
Michael L. Baur	10,652,765	541,297
Steven R. Fischer	8,623,239	2,570,823
James G. Foody	8,629,975	2,564,087
Michael J. Grainger	11,084,783	109,279
Steven H. Owings	10,977,025	217,037
John P. Reilly	8,623,089	2,570,973

(ii) Proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 25,000,000 to 45,000,000 shares:

Number of Shares
For	10,342,814
Against	845,628
Abstain	5,620
Broker Non-Votes	—

(iii) Proposal to ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending June 30, 2005:

Number of Shares
For	7,558,781
Against	3,632,811
Abstain	2,470

Item 6. Exhibits

Exhibits

3.1	Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant dated December 2, 2004.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 2, 2005