Form 10-Q
period 2005-03-31
SCANSOURCE INC
filed 2005-05-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 2, 2005, 12,663,793 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2005

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets	March 31, 2005	June 30, 2004*
Current assets:
Cash	$2,780	$1,047
Trade and notes receivable:
Trade, less allowance of $12,593 at March 31, 2005 and $9,725 at June 30, 2004	195,242	175,417
Other	2,947	3,919
Inventories	195,491	182,868
Prepaid expenses and other assets	1,986	1,670
Deferred income taxes	8,340	8,440

Total current assets	406,786	373,361

Property and equipment, net	22,872	23,663
Goodwill	10,261	9,978
Other assets, including identifiable intangible assets	7,041	6,190

Total assets	$446,960	$413,192

*	Derived from audited financial statements at June 30, 2004.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	March 31, 2005	June 30, 2004*
Current liabilities:
Current portion of long-term debt	$5,344	$854
Subsidiary line of credit	950	—
Trade accounts payable	166,406	167,053
Accrued expenses and other liabilities	14,140	14,803
Income taxes payable	727	2,555

Total current liabilities	187,567	185,265

Deferred income taxes	1,152	1,058
Long-term debt	1,480	6,584
Borrowings under revolving credit facility	38,325	32,569
Other long-term liabilities	982	—

Total liabilities	229,506	225,476

Minority interest	992	1,072
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 and 25,000,000 shares authorized, 12,663,793 and 12,559,689 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	65,091	61,856
Retained earnings	147,626	121,288
Accumulated other comprehensive income - equity adjustment from foreign currency translation	3,745	3,500

Total shareholders’ equity	216,462	186,644

Total liabilities and shareholders’ equity	$446,960	$413,192

*	Derived from audited financial statements at June 30, 2004.

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net sales	$355,060	$293,574	$1,087,899	$859,014
Cost of goods sold	319,585	260,603	977,581	764,296

Gross profit	35,475	32,971	110,318	94,718

Operating expenses:
Selling, general and administrative expenses	22,093	19,828	67,515	61,032

Operating income	13,382	13,143	42,803	33,686

Other expense (income):
Interest expense	549	229	1,444	856
Interest income	(140)	(141)	(690)	(387)
Other, net	(199)	(61)	(452)	(290)

Total other expense	210	27	302	179

Income before income taxes and minority interest	13,172	13,116	42,501	33,507

Provision for income taxes	4,771	4,912	15,972	12,436

Income before minority interest	8,401	8,204	26,529	21,071

Minority interest in income of consolidated subsidiaries, net of income taxes of $29 and $0, respectively, and $45 and $45, respectively	61	(17)	191	103

Net income	$8,340	$8,221	$26,338	$20,968

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Per share data:
Net income per common share, basic	$0.66	$0.65	$2.09	$1.68

Weighted-average shares outstanding, basic	12,644	12,603	12,614	12,459

Net income per common share, assuming dilution	$0.64	$0.63	$2.01	$1.63

Weighted-average shares outstanding, assuming dilution	13,111	13,095	13,108	12,833

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$26,338	$20,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,755	3,744
Amortization of intangible assets	314	160
Allowance for accounts and notes receivable	2,812	1,498
Impairment of capitalized software	30	—
Deferred income tax benefit	194	(1,078)
Tax benefit of stock option exercises	1,133	882
Minority interest in income of subsidiaries	191	(128)
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(22,773)	(23,420)
Other receivables	983	1,519
Inventories	(11,475)	(30,895)
Prepaid expenses and other assets	(288)	63
Other noncurrent assets	(588)	(1,766)
Trade accounts payable	(1,234)	12,033
Accrued expenses and other liabilities	258	1,826
Income taxes payable	(1,857)	2,106

Net cash used in operating activities	(2,207)	(12,488)

Cash flows used in investing activities:
Capital expenditures	(2,965)	(1,801)
Cash paid for business acquisitions	(521)	(277)

Net cash used in investing activities	(3,486)	(2,078)

Cash flows from financing activities:
Advances on revolving credit, net	5,900	12,397
Exercise of stock options	2,102	3,352
Repayments of long-term debt borrowings	(614)	(645)

Net cash provided by financing activities	7,388	15,104

Effect of exchange rate changes on cash	38	142

Increase in cash	1,733	680

Cash at beginning of period	1,047	2,565

Cash at end of period	$2,780	$3,245

See notes to condensed consolidated financial statements (unaudited).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2005 and June 30, 2004, the results of operations for the quarter and nine month periods ended March 31, 2005 and 2004 and statement of cash flows for the nine month periods ended March 31, 2005 and 2004. The results of operations for the quarter and nine month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves to reduce inventories to the lower of cost or market. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Accounts and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current credit worthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. In addition, the Company maintains an allowance for credits to customers that will be applied against future purchases.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $50,024,000 and $8,953,000 as of March 31, 2005 and June 30, 2004, respectively, are included in accounts payable.

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

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Foreign exchange derivative contract gains/(losses), net	$1,000	$(265,000)	$(363,000)	$(265,000)
Foreign currency transactional and remeasurement gains, net of losses	200,000	528,000	787,000	824,000

Net foreign currency transactional and remeasurement gains	$201,000	$263,000	$424,000	$559,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had no currency forward contracts outstanding as of March 31, 2005. At June 30, 2004, the Company had one currency forward contract outstanding with a net liability under this contract of $21,000 which was included in accrued expenses and other liabilities. The following table provides information about the outstanding foreign currency derivative financial instrument as of June 30, 2004:

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. The Company recognized charges of $0 and $30,000 for the quarter and nine months ended March 31, 2005, respectively, and $0 and $0 for the quarter and nine months ended March 31, 2004, respectively, in operating expenses for the impairment of certain capitalized software for the North American distribution segment. This software was no longer functional based on current operational needs.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 1, 2001, the Company discontinued the amortization of goodwill. During fiscal years 2004 and 2003, the Company performed its annual test of goodwill to determine if there was impairment. These tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing under this pronouncement. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarter or nine months ended March 31, 2005.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has service revenue associated with configuration and marketing which is recognized when work is complete and all obligations are substantially met. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables. The Company has arrangements in which it earns a service fee determined as a percentage of the value of products shipped on behalf of the manufacturer, who retains the risk of credit loss. In the event of termination of the arrangements, the Company has the right to return certain inventory to the manufacturer. Such service fees earned by the Company are included in net sales and were less than 1% of net sales for each of the quarters and nine months ended March 31, 2005 and 2004.

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarter and nine months ended March 31, 2005 was $1.5 million and $4.7 million, respectively. Shipping revenue for the quarter and nine months ended March 31, 2004 was $1.3 million and $3.8 million, respectively

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters or nine months ended March 31, 2005 or 2004. Deferred advertising costs at March 31, 2005 and 2004 were not significant.

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

On October 22, 2004, The American Jobs Creation Act of 2004 was enacted. This legislation provides a tax deduction of 85% of certain foreign dividends that are repatriated by the Company. Presently, the Company has no plans to distribute earnings from its foreign subsidiaries under this legislation.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income, as reported	$8,340,000	$8,221,000	$26,338,000	$20,968,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,094,000	599,000	2,128,000	1,223,000

Pro forma net income	$7,246,000	$7,622,000	$24,210,000	$19,745,000

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Earnings per share:
Income per common share, basic, as reported	$0.66	$0.65	$2.09	$1.68

Income per common share, basic, pro forma	$0.57	$0.60	$1.92	$1.58

Income per common share, assuming dilution, as reported	$0.64	$0.63	$2.01	$1.63

Income per common share, assuming dilution, pro forma	$0.55	$0.58	$1.85	$1.54

For the quarter and nine months ended March 31, 2005, the number of options exercised for shares of common stock were 36,945 and 104,104, respectively. For the quarter and nine months ended March 31, 2004, the number of options exercised for shares of common stock were 92,826 and 276,453, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and nine months ended March 31, 2005, comprehensive income consisted of net income of the Company of $8.3 million and $26.3 million, respectively, and net translation adjustments of $237,000 and $245,000, respectively. For the quarter and nine months ended March 31, 2004, comprehensive income consisted of net income of the Company of $8.2 million and $21.0 million, respectively, and net translation adjustments of $0.5 million and $0.8 million, respectively.

Accounting Standards Recently Issued

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through March 31, 2005. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of March 31, 2005 or prior periods.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by June 30, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $882,000, $3.5 million, and $1.5 million in 2004, 2003 and 2002, respectively. The amount of operating cash flows recognized for such excess tax deductions in the nine month period ended March 31, 2005 was $1.1 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
Quarter ended March 31, 2005:
Income per common share, basic	$8,340,000	12,644,000	$0.66

Effect of dilutive stock options	—	467,000

Income per common share, assuming dilution	$8,340,000	13,111,000	$0.64

Nine months ended March 31, 2005:
Income per common share, basic	$26,338,000	12,614,000	$2.09

Effect of dilutive stock options	—	494,000

Income per common share, assuming dilution	$26,338,000	13,108,000	$2.01

Quarter ended March 31, 2004:
Income per common share, basic	$8,221,000	12,603,000	$0.65

Effect of dilutive stock options	—	492,000

Income per common share, assuming dilution	$8,221,000	13,095,000	$0.63

Nine months ended March 31, 2004:
Income per common share, basic	$20,968,000	12,459,000	$1.68

Effect of dilutive stock options	—	374,000

Income per common share, assuming dilution	$20,968,000	12,833,000	$1.63

For the quarter and nine months ended March 31, 2005, there were 16,000 and 7,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the quarter and nine months ended March 31, 2004, there were 0 and 53,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At March 31, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. The new credit facility was entered into on July 16, 2004. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest in the United States or the 30, 60, 90 or 180-day LIBOR rate of interest in Europe. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at March 31, 2005 was 3.66% and the outstanding borrowings were $38.3 million on a calculated borrowing base of $100 million, leaving $61.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio and capital expenditure limits. The Company was in compliance with its covenants at March 31, 2005.

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

At March 31, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million (increased from $600,000 as of August 27, 2004). The facility matures on August 27, 2005 and is collateralized by accounts receivable and eligible inventory. The facility contains a restrictive covenant which requires an average deposit of $50,000 at the bank. The Company has guaranteed 76% of the balance on the line, while the remaining 24% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At March 31, 2005, the effective interest rate was 4.75%. At March 31, 2005 the outstanding balance was $950,000 and the outstanding standby letters of credit totaled $40,000, leaving $10,000 available for borrowings. Netpoint was in compliance with its covenant at March 31, 2005.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) Long-term Debt

Long-term debt consists of the following at March 31, 2005 and June 30, 2004:

	March 31, 2005	June 30, 2004
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $65,000; 3.72% and 2.53% variable interest rate, respectively at March 31, 2005 and June 30, 2004; maturing in fiscal year 2006 with a balloon payment of approximately $4,812,000	$5,060,000	$5,528,000
Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at March 31, 2005 and June 30, 2004; maturing in fiscal 2007 with a balloon payment of approximately $1,458,000	1,521,000	1,549,000
Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.72% and 2.53% variable interest rate, respectively at March 31, 2005 and June 30, 2004; maturing in fiscal 2006 with a balloon payment of approximately $147,000	214,000	274,000
Capital leases for equipment with monthly principal payments ranging from $33 to $1,903 and effective interest rates ranging from 7.60% to 23.82% at March 31, 2005 and June 30, 2004, respectively	29,000	87,000

	6,824,000	7,438,000
Less current portion	5,344,000	854,000

Long-term portion	$1,480,000	$6,584,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at March 31, 2005.

The notes payable secured by the distribution center and the motor coach mature in fiscal year 2006, with balloon payments of approximately $4.8 million and $147,000, respectively. The Company has ample borrowing capacity under its existing credit facility and is reviewing its various financing options to satisfy its obligations with respect to such payments. As of March 31, 2005, the $5.3 million balance of these notes was classified as current debt. As of June 30, 2004, the current portion of these notes was $730,000 and the long-term portion was $5.1 million.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2004, no impairment charge was recorded. During the first quarter of fiscal year 2005, the Company acquired additional goodwill through the acquisition of an additional 12% interest in OUI and an additional 8% interest in Netpoint. Changes in the carrying amount of goodwill and other intangibles assets for the nine months ended March 31, 2005, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2004	$5,719,000	$4,259,000	$9,978,000
Excess of cost over fair value of acquired net assets, net	27,000	256,000	283,000

Balance as of March 31, 2005	$5,746,000	$4,515,000	$10,261,000

Included within other assets are identifiable intangible assets as follows:

	As of March 31, 2005			As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$217,000	$121,000	$338,000	$167,000	$171,000
Debt issue costs	532,000	89,000	443,000	—	—	—
Non-compete agreements	425,000	425,000	—	425,000	250,000	175,000

Total	$1,295,000	$731,000	$564,000	$763,000	$417,000	$346,000

The customer lists are amortized using the straight-line method over a period of 5 years. The non-compete agreements are amortized over their expected life and the debt issue costs are amortized over the term of the credit facility. Amortization expense for the quarter and nine months ended March 31, 2005 was $79,000 and $314,000, respectively. Amortization expense for the quarter and nine months ended March 31, 2004 was $53,000 and $156,000, respectively. Amortization expense is estimated to be approximately $363,000 for fiscal year 2005, $200,000 for fiscal year 2006, $171,000 for fiscal year 2007, $133,000 for fiscal year 2008 and $11,000 for fiscal year 2009.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, and (iv) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 12,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarters and nine month periods ended March 31, 2005 and 2004, respectively.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarters and nine month periods ended March 31, 2005 and 2004, respectively.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Sales:
North American distribution	$315,697,000	$265,047,000	$976,339,000	$783,265,000
International distribution	42,325,000	31,620,000	122,009,000	84,235,000
Less intersegment sales	(2,962,000)	(3,093,000)	(10,449,000)	(8,486,000)

	$355,060,000	$293,574,000	$1,087,899,000	$859,014,000

Depreciation and amortization:
North American distribution	$1,267,000	$1,175,000	$3,670,000	$3,488,000
International distribution	133,000	127,000	399,000	416,000

	$1,400,000	$1,302,000	$4,069,000	$3,904,000

Operating income:
North American distribution	$13,004,000	$12,531,000	$41,391,000	$32,362,000
International distribution	378,000	612,000	1,412,000	1,324,000

	$13,382,000	$13,143,000	$42,803,000	$33,686,000

Capital expenditures:
North American distribution	$1,312,000	$494,000	$2,676,000	$1,530,000
International distribution	76,000	98,000	289,000	271,000

	$1,388,000	$592,000	$2,965,000	$1,801,000

Assets for each business unit are summarized below:

	March 31, 2005	June 30, 2004
Assets:
North American distribution	$384,114,000	$373,101,000
International distribution	62,846,000	40,091,000

	$446,960,000	$413,192,000

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

(10) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the three calendar years ended 2001. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.4 million at March 31, 2005 and June 30, 2004. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

(11) Acquisition

In April 2005, the Company acquired the common stock of Europdata Connect UK Ltd. (“EDC”). EDC is a value-added distributor of specialty technology for auto-ID, RFID and wireless products in the UK and Europe. The acquisition, which will be accounted for under the purchase method of accounting, is not material to the Company’s operations or financial condition. As such, pro forma results of operations are not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended March 31,		Difference	Percentage Change
	2005	2004
	(In thousands)
North American distribution	$312,735	$261,954	$50,781	19.4%
International distribution	42,325	31,620	10,705	33.9%

Net sales	$355,060	$293,574	$61,486	20.9%

	Nine months ended March 31,		Difference	Percentage Change
	2005	2004
	(In thousands)
North American distribution	$965,890	$774,779	$191,111	24.7%
International distribution	122,009	84,235	37,774	44.8%

Net sales	$1,087,899	$859,014	$228,885	26.6%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarter and nine month periods ended March 31, 2005 and 2004. The 19.4% increase in North American Distribution sales for the quarter ended March 31, 2005, as compared to the same period in the prior year, was due primarily to gain in market share, including an increase in sales to larger resellers. The 24.7% increase for the nine months ended March 31, 2005, as compared to the same period in the prior year, was due to sales to larger resellers and a gain in market share.

Sales of the AIDC and POS product categories for the North America distribution segment increased 18.5% as compared to the prior year quarter and 21.7% as compared to the prior year nine month period. The ScanSource selling unit benefited from the aforementioned larger orders and market share gain. The number of active buying customers increased 9% over the prior year.

Sales of converged communications products increased 19.0% as compared to the prior year quarter and 27.7% as compared to the prior year nine month period. Both Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise (ECG) products, and Paracon, which distributes communication products, experienced growth from the recruitment of additional resellers and to larger orders for the nine month period ended March 31, 2005.

The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales were immaterial for the quarter and nine months ended March 31, 2005.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ScanSource selling unit. Sales for the overall international segment increased 33.9% or $10.7 million for the quarter ended March 31, 2005 and 44.8% or $37.8 million for the nine month period as compared to the same periods in the prior year. The favorable Euro versus U.S. Dollar exchange rate accounts for approximately $1.5 million and $6.3 million of the increase for the quarter and nine months ended March 31, 2005. Without the benefit of the foreign exchange rates, the increase for the quarter and nine month periods ended March 31, 2005 would have been 29.1% or $9.2 million and 37.4% or $31.5 million, respectively. The increase in sales was primarily attributable to obtaining additional AIDC market share in Europe and Latin America. Strong sales growth for the quarter ended March 31, 2005 was experienced in Mexico, Argentina, Venezuela and Puerto Rico as compared to the prior year quarter.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended March 31,			Percentage Change	Percentage of Sales March 31,
	2005	2004	Difference		2005	2004
	(In thousands)
North American distribution	$31,009	$29,010	$1,999	6.9%	9.9%	11.1%
International distribution	4,466	3,961	505	12.7%	10.6%	12.5%

Gross profit	$35,475	$32,971	$2,504	7.6%	10.0%	11.2%

	Nine months ended March 31,		Difference	Change	Percentage of Sales March 31,
	2005	2004			2005	2004
	(In thousands)
North American distribution	$97,033	$83,691	$13,342	15.9%	10.0%	10.8%
International distribution	13,285	11,027	2,258	20.5%	10.9%	13.1%

Gross profit	$110,318	$94,718	$15,600	16.5%	10.1%	11.0%

North American Distribution

Gross profit for the North American Distribution segment increased 6.9% and $2.0 million for the quarter ended March 31, 2005 and 15.9% and $13.3 million for the nine month period as compared to the same periods in the prior year. The increase in gross profit for the quarter and nine months ended March 31, 2005 is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American Distribution segment decreased compared to same periods in the prior year. The prior year quarter benefited from a better result from the planned disposal of obsolete products. The decrease from the prior year quarter and nine month period is also a result of product sales mix, including a greater percentage of orders to larger resellers who have a lower value-add requirement, and to changes in vendor purchasing programs which had the effect of increasing unit costs. The change in vendor purchasing programs is a combination of decreased program benefits and higher year on year sales volume with fixed dollar incentives on certain programs.

International Distribution

Gross profit for the international distribution segment increased 12.7% and $505,000 for the quarter ended March 31, 2005 and 20.5% and $2.3 million for the nine month period as compared to the same periods in the prior year. The increase was primarily due to increased distribution sales volume as the segment gained additional resellers and market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, decreased for the quarter ended March 31, 2005 due to lower margin sales to large resellers with lower value-add requirements. The decrease for the nine month period ended March 31, 2005 was due to a greater percentage of large orders for all international geographies.

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Period ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2005	2004			2005	2004
	(In thousands)
Quarter	$22,093	$19,828	$2,265	11.4%	6.2%	6.8%
Nine months	$67,515	$61,032	$6,483	10.6%	6.2%	7.1%

For the quarter ended March 31, 2005, operating expenses as a percentage of sales declined compared to the same period in the prior year. The current period benefited from greater economies of scale and lower demands on value-add services for large resellers while employee headcount and marketing expenses increased. These benefits were partially offset by expenses related to the Company’s expansion of its Memphis, Tennessee distribution center and its additional office in Canada in the current year. Additional bad debt expense of $905,000 in the quarter ended March 31, 2005 was offset by decreases in profit sharing contribution of $600,000 and charitable contributions of $250,000.

The Company continues to invest in infrastructure in Europe and Latin America to expand coverage due to its growth potential. In Europe, the Company has expanded geographically and increased employee headcount. In Latin America, the Company has expanded its distribution facility capacity and increased employee headcount in Miami and Mexico City in order to serve an expanding customer base. In North America, an expansion project to increase the capacity of the Memphis, Tennessee distribution center by 50% was completed during the quarter ended March 31, 2005. This project is expected to meet the current and near-term growth of the North American business.

For the nine months ended March 31, 2005, operating expenses as a percentage of sales also declined compared to the same period in the prior year. The current period benefited from the aforementioned economies of scale and lower value-add requirements. The prior period included ChannelMax restructuring costs of $2.3 million and the accrual for disposition of a sales and use tax matter of $1.75 million. The current nine month period includes costs associated with the Company’s worldwide expansions, in terms of locations, capacity and employee headcount, and also includes an additional $1.7 million of bad debt expense over the same period in the prior year. Profit sharing remained comparable at $2.8 million for the nine month period ended March 31, 2005 and $2.6 million in the nine month period ended March 31, 2004.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2005	2004			2005	2004
	(In thousands)
Quarter	$13,382	$13,143	$239	1.8%	3.8%	4.5%
Nine months	$42,803	$33,686	$9,117	27.1%	3.9%	3.9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased 1.8% and $239,000 for the quarter ended March 31, 2005 and 27.1% and $9.1 million for the nine month period ended March 31, 2005 as compared to the same periods in the prior year. The increases were a result of increased sales volume, greater economies of scale in operating expenses, and the lower value-add requirement of large resellers discussed above.

Operating income as a percentage of net sales decreased compared to the prior year quarter. The decrease is primarily due to lower margins and to infrastructure investments, offset by greater efficiencies in operating expenses discussed above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2005	2004			2005	2004
	(In thousands)
Interest expense	$549	$229	$320	139.7%	0.2%	0.1%
Interest income	(140)	(141)	1	-0.7%	0.0%	0.0%
Net foreign exchange (gains) losses	(201)	(263)	62	-23.6%	-0.1%	-0.1%
Other, net	2	202	(200)	-99.0%	0.0%	0.1%

Total other expense	$210	$27	$183	677.8%	0.1%	0.0%

	Nine months ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2005	2004			2005	2004
	(In thousands)
Interest expense	$1,444	$856	$588	68.7%	0.4%	0.3%
Interest income	(690)	(387)	(303)	78.3%	-0.2%	-0.1%
Net foreign exchange (gains) losses	(424)	(559)	135	-24.2%	-0.1%	-0.2%
Other, net	(28)	268	(296)	-110.4%	0.0%	0.1%

Total other expense	$302	$178	$124	69.7%	0.1%	0.1%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and nine months ended March 31, 2005 was $549,000 and $1,444,000, respectively. Interest expense for the quarter and nine months ended March 31, 2004 was $229,000 and $856,000, respectively. The increased expense for the current year was due to higher interest rates and higher average borrowings on the Company’s line of credit over the prior year.

Interest income principally represents interest collected from customers. Interest income for the quarter and nine months ended March 31, 2005 was $140,000 and $690,000, respectively. Interest income for the quarter and nine months ended March 31, 2004 was $141,000 and $387,000, respectively. The increase in interest income for the nine month period ended March 31, 2005 was a result of certain customer financing arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract losses. Net foreign exchange gains for the quarter and nine months ended March 31, 2005 were $201,000 and $424,000, respectively. Net foreign exchange gains for the quarter and nine months ended March 31, 2004 were $263,000 and $559,000, respectively. The change in foreign exchange gains and losses for the quarter and nine month periods ended March 31, 2005 as compared to the prior year is primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. It continues to be our goal to minimize the impact of foreign currency exchange fluctuations through an effective hedging program. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $4.8 million and $16.0 million for the quarter and nine months ended March 31, 2005, respectively, reflecting an effective income tax rate of 36.2% and 37.6%, respectively. Income tax expense was $4.9 million and $12.4 million for the quarter and nine months ended March 31, 2004, respectively, reflecting an effective income tax rate of 37.5% and 37.1%, respectively.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates two subsidiaries that have a minority ownership interest. Minority interest income reflects the minority interest earnings of these subsidiaries for the respective periods. For the quarter and nine months ended March 31, 2005, the Company owned 88% of OUI and 76% of Netpoint. For the quarter and nine months ended March 31, 2004 the Company owned 76% of OUI and 68% of Netpoint.

Net Income

The following table summarizes the Company’s net income:

	Period ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2005	2004			2005	2004
	(In thousands)
Quarter	$8,340	$8,221	$119	1.4%	2.3%	2.8%
Nine months	$26,338	$20,968	$5,370	25.6%	2.4%	2.4%

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

The Company’s cash balance totaled $2.8 million at March 31, 2005 compared to $1.0 million at June 30, 2004. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit under the revolving credit facility. The Company’s working capital increased to $219.2 million at March 31, 2005 from $188.1 million at June 30, 2004. The increase in working capital resulted primarily from a $19.8 million increase in the Company’s trade and notes receivable and a $12.6 million increase in inventories offset principally by a $4.5 million increase in the current portion of long-term debt. The increase in receivables and inventory is due to levels necessary to support worldwide growth of the Company.

The increase in the amount of trade and notes receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables remained comparable at March 31, 2005 and June 30, 2004, at 49 and 47 days, respectively. The 49 DSO at March 31, 2005 reflects a surge of domestic revenue in March at higher than historical trends. Principally due to a higher average inventory balance during the quarter, the inventory turnover declined to 6.2 times for the quarter ended March 31, 2005 from 6.5 times for the quarter ended June 30, 2004. During the quarter ended March 31, 2005, inventory was managed down $21.1 million in response to our sales forecast.

Cash used in operating activities was $2.2 million for the nine months ended March 31, 2005 compared to $12.5 million for the nine months ended March 31, 2004. The decrease in cash used in operating activities was primarily attributable to changes in current assets and liability accounts for each respective period referenced above.

Cash used in investing activities for the nine months ended March 31, 2005 was $3.5 million, which included $3.0 million for capital expenditures and $521,000 primarily for an additional ownership interest in one of the Company’s majority-owned subsidiaries (Netpoint). The Company’s capital expenditures included $1.1 million related to the expansion of the Memphis, Tennessee distribution center, as well as purchases of software, furniture and equipment.

Cash used in investing activities for the nine months ended March 31, 2004 was $2.1 million, which included approximately $1.8 million for capital expenditures, $277,000 for additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI), and the remaining 10% minority interest of ChannelMax. The Company’s capital expenditures resulted from purchases of software for financial reporting, web-based software for product ordering and configuration, as well as furniture and equipment.

At March 31, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. The new credit facility was entered into on July 16, 2004. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest in the United States or the 30, 60, 90 or 180-day LIBOR rate of interest in Europe. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at March 31, 2005 was 3.66% and the outstanding borrowings were $38.3 million on a calculated borrowing base of $100 million, leaving $61.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio and capital expenditure limits. The Company was in compliance with its covenants at March 31, 2005.

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

At March 31, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million (increased from $600,000 as of August 27, 2004). The facility matures on August 27, 2005 and is collateralized by accounts receivable and eligible inventory. The facility contains a restrictive covenant which requires an average deposit of $50,000 at the bank. The Company has guaranteed 76% of the balance on the line, while the remaining 24% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At March 31, 2005, the effective interest rate was 4.75%. At March 31, 2005 the outstanding balance was $950,000 and the outstanding standby letters of credit totaled $40,000, leaving $10,000 available for borrowings. Netpoint was in compliance with its covenant at March 31, 2005.

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

Cash provided by financing activities for the nine months ended March 31, 2005 totaled $7.4 million, including $5.9 million in advances under the Company’s credit facility and $2.1 million in proceeds from stock option exercises offset in part by $614,000 in payments on long-term debt. Cash provided by financing activities for the nine months ended March 31, 2004 totaled $15.1 million, including $12.4 million in advances under the Company’s credit facility and $3.4 million in proceeds from stock option exercises offset in part by $645,000 in payments on long-term debt.

The notes payable secured by the distribution center and the motor coach mature in fiscal year 2006, with balloon payments of approximately $4.8 million and $147,000, respectively. The Company has ample borrowing capacity under its existing credit facility and is reviewing its various financing options to satisfy its obligations with respect to such payments. As of March 31, 2005, the $5.3 million balance of these notes was classified as current debt. As of June 30, 2004, the current portion of these notes was $730,000 and the long-term portion was $5.1 million.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through March 31, 2005. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that these relationships do not meet the requirements under the provision and therefore, there is no effect of these relationships on the Company’s consolidated financial position or results of operations as of March 31, 2005.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by June 30, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $882,000, $3.5 million, and $1.5 million in 2004, 2003 and 2002, respectively. The amount of operating cash flows recognized for such excess tax deductions in the nine month period ended March 31, 2005 was $1.1 million.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and nine months ended March 31, 2005 would have resulted in an approximately $134,000 and $342,000 decrease or increase, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At March 31, 2005, the Company had no currency forward contracts outstanding. At June 30, 2004, the Company had one currency forward contract outstanding with a net liability under the contract of $21,000.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at March 31, 2005 and June 30, 2004, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

10.1	Employment Agreement Addendum dated as of January 1, 2005 between Registrant and Jeffery A. Bryson.

10.2	Employment Agreement Addendum dated as of January 1, 2005 between Registrant and Robert S. McLain.

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2005).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 6, 2005