Form 10-K
period 2005-06-30
SCANSOURCE INC
filed 2005-09-01
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at December 31, 2004 was $784,885,000, as computed by reference to the closing price of such stock on such date.

As of August 29, 2005, 12,665,826 shares of the Registrant’s Common Stock, no par value, were outstanding. The Registrant had no other classes of common equity outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005 are incorporated by reference into Part II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	Business.

ScanSource, Inc. (the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit. See Note 11 to the consolidated financial statements of the Company for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

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

ScanSource sales unit vendors include most of the leading AIDC and POS manufacturers, including APG Cash Drawer, Cherry Electrical, Citizen, Cognitive Solutions, Datamax, Elo, Epson America, Hand Held Products, IBM, Intermec, Ithaca Peripherals, Magtek, Metrologic, MMF Cash Drawer, NCR, Pioneer, PSC, Sato, Symbol Technologies, 3M, and Zebra Technologies.

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Enterprise Communications Group (ECG), Small Market Business Solutions (SMBS) and internet protocol (IP) products. Catalyst Telecom also markets products complementary to the Avaya product line from vendors including Eaton Powerware, Extreme Networks, Plantronics, Polycom, and SpectraLink.

Paracon Sales Unit

The Paracon sales unit markets business communications systems — specifically converged communications and computer communication integration products from manufacturers including Intel, NEC, and Vertical. Converged communications products combine traditional voice technologies with data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet.

ScanSource Security Distribution Unit

The ScanSource Security Distribution sales unit was launched in October 2004 with a focus on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes access control, surveillance, intrusion, and fire-related products, and vendors include Bosch, Datacard Group, Fargo, Image Vault, JVC, Keyscan, and Zebra Card.

International Distribution Segment

The Company’s international distribution segment markets AIDC and POS products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource sales unit of the North American distribution segment, with the addition of Datalogic.

The international distribution segment commenced operations in November 2001, when the Company acquired a majority interest in Netpoint International, Inc. (“Netpoint”), a Miami-based distributor of AIDC and POS equipment to the Latin American market. In January 2002, the Company commenced operations in Europe with the establishment of a warehouse and sales office in Belgium. In May 2002, the Company purchased ABC Technology Distribution (“ABC”), a distributor of AIDC and POS products based in the United Kingdom, allowing the Company to expand its European operations and expand its sales to former ABC customers in the United Kingdom. On January 1, 2003, ScanSource, Inc. sold its Mexico operations to Netpoint (part of the international distribution segment), a majority-owned subsidiary of the Company. In April 2005, the Company purchased Europdata Connect UK Ltd. (“EDC”), expanding its presence in the UK, Ireland, Sweden, and the Netherlands. The Company has centralized its accounting, information technology and sales management in the Belgium headquarters location.

See “Risks Attendant to Forward Looking Statements” below and Exhibit 99.1 to this report for a discussion of certain risks relating to the Company’s international operations.

Products and Markets

The Company currently markets over 34,000 products from over 100 hardware and software vendors to over 16,000 reseller customers primarily from its central warehouses in Tennessee, Florida, Mexico and Belgium.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers and labeling devices, contact wands, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as healthcare. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax, video conferencing, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, PBX integration products and carrier-class board systems-level products. Electronic security products include identification, access control, surveillance, intrusion, and fire-related products.

See “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2005 for a discussion of the amount of the Company’s net sales contributed by product categories.

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

Currently, the technology products wholesale distribution channel is served by both broadline and specialty distributors. The broadline distributors are engaged primarily in conventional order fulfillment and typically offer few value-added services. The specialty distributors in the geographic areas in which ScanSource operates, tend to be regional and smaller than ScanSource.

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

Customers

The Company’s reseller customers currently include over 16,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. The largest customer accounted for less than 5% of the Company’s total net sales in fiscal 2005. The Company generally targets two types of reseller customers:

Specialty Technology VARs.

These resellers focus on selling specialty technology products as tailored software or integrated hardware solutions for their end-users’ existing applications or incorporating specialty technology products into customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceutical, hospitality, government, convenience, grocery, financial, and other retail markets.

Networking or PC VARs.

These resellers develop computer solutions and networking for their end-users’ microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as AIDC, POS, security, or communications.

Sales and Electronic Commerce

The Company’s 223-member sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Belgium, France, Germany, the United Kingdom, and the Netherlands. In order to build strong customer relationships, each active reseller is assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Marketing

The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, product catalogs for each of the North American, European and Latin American markets, periodic newsletters, management of sales leads, trade shows with hardware and software companies and vendors, direct mail and sales promotions. In addition, the Company organizes and operates its own seminars teaming with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

Value-Added Services

In addition to the basic order fulfillment and credit services that conventional wholesale distributors typically provide to resellers, the Company differentiates itself by providing an array of value-added services and business tools that assist resellers to provide more complete solutions and improve customer service. Such services include system integration, professional services, and technical support.

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

Central Warehouse and Shipping

The Company’s 367,000 square foot warehouse facility, located near the FedEx hub facility in Memphis, Tennessee, serves all of North America. The Company utilizes a third party warehouse located in Liege, Belgium that serves all of Europe, including the United Kingdom. The Company has additional warehouse facilities in Florida and Mexico, which serve Latin America (including Mexico). The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. The Company’s objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

Financial Services

The Company routinely offers competitive credit terms relative to the specific geographic area for qualified resellers and facilitates various third party financing options, including leasing, flooring, and other secured financing. The Company believes this policy eliminates the customer’s need to establish multiple credit relationships with a large number of manufacturers.

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

Competition has increased for our ScanSource and Catalyst Telecom sales units in the last three years as broadline and other value added distributors have entered into the specialty technology markets.

Employees

As of June 30, 2005, the Company had 887 employees located in North America, Latin America (including Mexico) and Europe, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource”, “Catalyst Telecom”, “Paracon”, “Partner Services”, and “ScanSource Security Distribution”. The Company has been issued registrations for the service marks “ScanSource” and “Catalyst Telecom” in countries in its principal markets. These trademarks and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

Acquisitions

The Company acquired EDC in April 2005. See Note 12 of Notes to Consolidated Financial Statements for information concerning this acquisition.

Risks Attendant to Forward Looking Statements

Certain of the statements contained in this PART I, Item 1 (Business) and, incorporated by reference, in PART II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 7A (Quantitative and Qualitative Disclosures About Market Risks) of this Annual Report on Form 10-K and the other documents and information incorporated herein that are not historical facts are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks of uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: the Company’s dependence on vendors, product supply and availability, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; a downturn of the general economy; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets (the imposition of governmental controls, currency devaluation, export license requirements, restrictions on the export of certain technology, dependence on third party freight forwarders and the third party warehouse in Europe, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices), the impact of changes in income tax legislation; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the Securities and Exchange Commission (“SEC”), copies of which can be obtained at our Investor Relations website at www.scansource.com. Please refer to the cautionary statements and important factors discussed in Exhibit 99.1 of this report for further information.

Additional Information

The Company’s principal Internet address is www.scansource.com. The Company provides its annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge on our website.

ITEM 2.	Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina in which its principal executive and sales offices are located. The Company owns a 231,000 square foot portion of the distribution center in Memphis, Tennessee, and leases another 136,000 square foot portion. The Company leases 22,000 square feet of office and distribution center space in Miami, Florida, 10,000 square feet of office and distribution center space in Mexico City, Mexico, 48,000 square feet of office and distribution space in Brussels and Liege, Belgium, and 5,000 square feet of office space in Mendota Heights, Minnesota. The Company also leases small sales offices of 6,000 square feet or less in each of Norcross, Georgia; Williamsville, New York; Bellingham, Washington; Tempe, Arizona; Toronto, Canada; Vancouver, Canada; Bad Homburg, Germany; Hull, England; Crawley, England; Olivet, France; and Eindhoven, Netherlands. Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

ITEM 3.	Legal Proceedings.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance in this regard, based upon information known to the Company, the Company does not believe that any liability resulting from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the sections entitled “Market for the Registrant’s Common Stock and Related Shareholder Matters” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005.

ITEM 6.	Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) of this Form 10-K are incorporated herein by reference to the corresponding sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K and related Report of Independent Registered Public Accounting Firm is included in this report on page F-1.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures

Controls and Procedures.

Evaluation of Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15 or 15d-15 of the Exchange Act. Based on the evaluation, which disclosed no material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty. Breakdowns in the control systems can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report

Management’s report and the report of the Company’s independent registered public accounting firm on internal control over financial reporting are incorporated by reference to the Company’s Fiscal 2005 Annual Report and is attached as Exhibit 13.1 hereto.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the close of its fiscal year ended June 30, 2005, a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Registrant’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2005.

ITEM 11.	Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” in the Registrant’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2005.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2005.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2005.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated by reference to the information presented under the heading “Principal Accountant Fees and Services” in the Registrant’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2005.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Registered Public Accounting Firm’s Report are incorporated herein by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2005:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Income Statements for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Report of Independent Registered Public Accounting Firm for the years ended June 30, 2005, 2004 and 2003 are presented on page F-1 through F-2.

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E-3 are filed, or incorporated by reference, as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 1, 2005

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN H. OWINGS Steven H. Owings	Chairman of the Board	September 1, 2005

/s/ MICHAEL L. BAUR Michael L. Baur	President, Chief Executive Officer and Director (principal executive officer)	September 1, 2005

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	September 1, 2005

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	September 1, 2005

/s/ JAMES G. FOODY James G. Foody	Director	September 1, 2005

/s/ MICHAEL J. GRAINGER Michael J. Grainger	Director	September 1, 2005

/s/ JOHN P. REILLY John P. Reilly	Director	September 1, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ScanSource, Inc.

We have audited the consolidated financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2005 and 2004, and for each of the three years ended in the period June 30, 2005, and have issued our report thereon dated August 25, 2005; such financial statements and report are included in the 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 25, 2005

F-1

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions	Recoveries And Other Additions	Balance at End of Period
Valuation account for trade and notes receivable:
Year ended June 30, 2003	$9,580	3,753	(4,061)	1,151	$10,423

Trade and note receivable allowance					$9,419

Long-term note allowance					$1,004

Year ended June 30, 2004	$10,423	4,030	(3,577)	817	$11,693

Trade and note receivable allowance					$9,725

Long-term note allowance					$1,968

Year ended June 30, 2005	$11,693	3,371	(2,974)	699	$12,789

Trade and note receivable allowance					$12,738

Long-term note allowance					$51

F-2

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2004).

3.2	Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

4.1	Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.1†	1993 Incentive Stock Option Plan (As Amended) of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.2†	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.3†	Stock Option Agreement dated March 19, 1997 covering options granted to Paige Rosamond. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.4†	2002 Long Term Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.5†	Non-Employee 2003 Director’s Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2003).

10.6†	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the SEC on January 11, 2005).

10.7†	Employment Agreement dated as of October 18, 2002 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.8†	Employment Agreement dated as of October 18, 2002 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.9†	Employment Agreement dated as of November 12, 2002 between the Registrant and Richard P. Cleys. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.10†	Employment Agreement dated as of January 1, 2004 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

10.11†	Employment Agreement dated as of September 30, 2004 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.12†	Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

E-1

10.13†	Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.14*†	Amended and Restated Employment Agreement dated as of May 1, 2005 between the Registrant and Steven H. Owings.

10.15†	Nonqualified Deferred Compensation Plan effective July 1, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.16	Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., a South Carolina corporation, the initial guarantors listed therein, the banks listed therein and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2001).

10.17	First Amendment to Credit Agreement dated as of June 15, 2002 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.18	Second Amendment to Credit Agreement dated as of October 31, 2002 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.19	Third Amendment to Credit Agreement dated as of August 6, 2003 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.20	Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 Quest, LLC., and ScanSource, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.21	Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000, by and among ScanSource, Inc., Branch Bank and Trust Company of South Carolina and 4100 Quest, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.22	Amended and Restated First Amendment to Loan Agreement dated and effective as of July 31, 2003, by and among 4100 Quest, LLC, a South Carolina limited liability company, ChannelMax, Inc., a South Carolina corporation, ScanSource, Inc., a South Carolina corporation and Branch Bank and Trust Company of South Carolina. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.23	Fourth Amendment to Credit Agreement dated as of October 8, 2003 among ScanSource, Inc., a South Carolina corporation, 4100 Quest, LLC and ChannelMax, Inc., Branch Banking and Trust Company of South Carolina and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.24	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., a South Carolina corporation, Netpoint International, Inc., a Florida corporation, 4100 Quest, LLC, a South Carolina limited liability company, Partner Services, Inc., a South Carolina corporation, ScanSource Europe SPRL, a company incorporated under the laws of Belgium, ScanSource Europe Limited, a company incorporated under the laws of the United Kingdom, ScanSource UK Limited, a company incorporated under the laws of the United Kingdom, Fifth Third Bank, First Tennessee Bank National Association, Hibernia National Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Branch Banking and Trust Company of South Carolina, as Administrative Agent. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

E-2

10.25*	First Amendment to Amended and Restated Credit Agreement dated as of May 13, 2005 among ScanSource, Inc., a South Carolina corporation, Netpoint International, Inc., a Florida corporation, ScanSource Europe SPRL, ScanSource Europe Limited, ScanSource UK Limited, 4100 Quest, LLC and Partner Services, Inc., Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank.

13.1*	The Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2005.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors (pursuant to safe harbor provided under Private Securities Litigation Reform Act of 1995).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-3