Form 10-Q
period 2005-09-30
SCANSOURCE INC
filed 2005-11-09
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2005

or

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

As of October 31, 2005, 12,675,362 shares of the registrant’s common stock, no par value, were outstanding.

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2005

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2006 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation: the Company’s dependence on vendors, product supply and availability, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; a downturn in the general economy; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the imposition of governmental controls, currency devaluations, export license requirements and restrictions on the export of certain technology; dependence on third party freight forwarders and the third party warehouse in Europe; political instability, trade restrictions and tariff changes; difficulties in staffing and managing international operations; changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation); difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices; the impact of changes in income tax legislation; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of the stock market; and the accuracy of forecast data; and other factors described herein and in other reports and documents filed by the Company with the SEC, including Exhibit 99.1 to the Company’s Form 10-K for the year ended June 30, 2005.

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at the Investor Relations section of our website at www.scansource.com. We provide our annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets	September 30, 2005	June 30, 2005*
Current assets:
Cash and cash equivalents	$16,781	$8,609
Trade and notes receivable:
Trade, less allowance of $12,741 at September 30, 2005 and $12,738 at June 30, 2005	227,439	215,190
Other	6,116	5,479
Inventories	184,795	178,917
Prepaid expenses and other assets	2,762	3,546
Deferred income taxes	10,038	10,227

Total current assets	447,931	421,968

Property and equipment, net	23,099	23,299
Goodwill	13,773	12,915
Other assets, including identifiable intangible assets	3,624	8,888

Total assets	$488,427	$467,070

*	Derived from audited financial statements at June 30, 2005.

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	September 30, 2005	June 30, 2005*
Current liabilities:
Current portion of long-term debt	$510	$564
Short-term borrowings	—	4,478
Trade accounts payable	190,406	173,255
Accrued expenses and other liabilities	19,013	18,369
Income taxes payable	815	3,764

Total current liabilities	210,744	200,430

Deferred income taxes	1,173	1,008
Long-term debt	5,986	6,045
Borrowings under revolving credit facility	31,693	31,269
Other long-term liabilities	1,794	1,341

Total liabilities	251,390	240,093

Minority interest	744	1,092
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 12,675,362 and 12,665,076 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	66,654	65,381
Retained earnings	166,354	157,020
Accumulated other comprehensive income	3,285	3,484

Total shareholders’ equity	236,293	225,885

Total liabilities and shareholders’ equity	$488,427	$467,070

*	Derived from audited financial statements at June 30, 2005.

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended September 30,
	2005	2004
Net sales	$390,396	$362,709
Cost of goods sold	350,067	325,727

Gross profit	40,329	36,982

Operating expenses:
Selling, general and administrative expenses	25,009	22,312

Operating income	15,320	14,670

Other expense (income):
Interest expense	511	413
Interest income	(149)	(216)
Other, net	(48)	47

Total other expense	314	244

Income before income taxes and minority interest	15,006	14,426

Provision for income taxes	5,613	5,482

Income before minority interest	9,393	8,944

Minority interest in income of consolidated subsidiaries, net of income tax expense/(benefits) of $12 and ($4), respectively	59	30

Net income	$9,334	$8,914

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended September 30,
	2005	2004
Per share data:

Net income per common share, basic	$0.74	$0.71

Weighted-average shares outstanding, basic	12,666	12,580

Net income per common share, assuming dilution	$0.72	$0.68

Weighted-average shares outstanding, assuming dilution	13,006	13,053

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Quarter Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,334	$8,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,362	1,219
Amortization of intangible assets	50	156
Allowance for accounts and notes receivable	438	1,966
Share-based compensation	892	—
Impairment of capitalized software	—	30
Deferred income tax expense	353	527
Excess tax benefits from share-based payment arrangements	(293)	—
Minority interest in income of subsidiaries	59	30
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(13,187)	(17,833)
Other receivables	(697)	802
Inventories	(5,903)	(5,291)
Prepaid expenses and other assets	788	(79)
Other noncurrent assets	5,218	69
Trade accounts payable	17,223	14,099
Accrued expenses and other liabilities	1,177	(2,579)
Income taxes payable	(2,653)	(405)

Net cash provided by operating activities	14,161	1,625

Cash flows used in investing activities:
Capital expenditures	(1,172)	(336)
Cash paid for business acquisitions	(1,265)	(518)

Net cash used in investing activities	(2,437)	(854)

Cash flows from financing activities:
Decreases in short-term borrowings, net	(4,478)	—
Advances (payments) on revolving credit, net	780	(110)
Exercise of stock options	88	934
Excess tax benefits from share-based payment arrangements	293	—
Repayments of long-term debt borrowings	(113)	(209)

Net cash (used in) provided by financing activities	(3,430)	615

Effect of exchange rate changes on cash and cash equivalents	(122)	5

Increase in cash and cash equivalents	8,172	1,391

Cash and cash equivalents at beginning of period	8,609	1,047

Cash and cash equivalents at end of period	$16,781	$2,438

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2005 and June 30, 2005, the results of operations for the quarters ended September 30, 2005 and 2004 and statement of cash flows for the quarters ended September 30, 2005 and 2004. The results of operations for the quarters ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

(3) Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Consolidated Income Statements. Effective July 1, 2005, the Company acquired an additional 8% of Netpoint International, Inc. (“Netpoint”) and the remaining 12% of Outsourcing Unlimited, Inc. (“OUI”). The Company now owns 84% of Netpoint and 100% of OUI.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company has completed its evaluation of all potential VIEs relationships existing prior to February 1, 2003. The Company did not create or obtain any interest in a variable interest entity during the period February 1, 2003 through September 30, 2005. However, changes in the Company’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R. The Company has concluded that it has no interests in VIEs as of September 30, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Trade and Notes Receivable

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $28,408,000 and $19,119,000 as of September 30, 2005 and June 30, 2005, respectively, are included in accounts payable.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Financial Instruments

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. Dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments or multi-currency borrowings. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

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

	Quarter ended September 30,
	2005	2004
Foreign exchange derivative contract losses, net of gains	$(30,000)	$(188,000)
Foreign currency transactional and remeasurement gains, net of losses	24,000	153,000

Net foreign currency transactional and remeasurement gains/(losses)	$(6,000)	$(35,000)

The Company had one currency forward contract outstanding as of September 30, 2005 with a net liability under this contract of $30,000. The amount is included in accrued expenses and other liabilities. The Company had no foreign currency derivative financial instruments outstanding as of June 30, 2005. The following table provides information about our outstanding foreign currency derivative financial instrument as of September 30, 2005:

	Notional Amount	September 30, 2005 Estimated Fair Market Value Compared to Notional Amount
British Pound Functional Currency Subsidiary has Forward contract- purchase British Pound, sell Euro	$5,269,000	$(30,000)

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of operating expenses as the related marketing expenses are incurred. EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) requires that a portion of these vendor funds be reclassified from operating expenses and recorded as a reduction of inventory. These reclassified funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

The Company records unrestricted, volume rebates received as a reduction of inventory and as a reduction of the cost of products sold when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of products sold when the related inventory is sold. EITF 02-16 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

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

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 5 years for furniture, equipment and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

For long-lived assets other than goodwill, if the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. The Company recognized charges of $0 and $30,000 for the quarters ended September 30, 2005 and 2004, respectively, in operating expenses for the impairment of certain capitalized software for the North American distribution segment. This software was no longer functional based on operational needs.

Deferred Taxes

Deferred taxes reflect future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization depends upon the generation of future taxable income during periods in which temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 1, 2001, the Company discontinued the amortization of goodwill. During fiscal years 2005 and 2004, the Company performed its annual test of goodwill to determine if there was impairment. These tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing under this pronouncement. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarter ended September 30, 2005.

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists, debt issue costs, and non-compete agreements, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. These assets are included in other assets. The customer lists are amortized using the straight-line method over a period of 5 years, which reflects the pattern in which the economic benefits of the assets are realized. The non-compete agreements were amortized over their contract life, and the debt issue costs are amortized over the term of the credit facility (see Note 8).

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, the borrowings under the revolving credit facility and the subsidiary lines of credits approximate fair value, based upon either short maturities or variable interest rates of these instruments.

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

The Company has service revenue associated with configuration and marketing, which is recognized when the work is complete and all obligations are substantially met. The Company also sells third-party services, such as maintenance contracts, and recognizes revenue net of cost at the time of sale. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarters ended September 30, 2005 and 2004 was $2.0 million and $1.6 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters ended September 30, 2005 or 2004. Deferred advertising costs at September 30, 2005 and 2004 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such losses, net of gains, were $6,000 for the quarter ended September 30, 2005 and $35,000 for the quarter ended September 30, 2004.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside of the United States.

On October 22, 2004, The American Jobs Creation Act of 2004 was enacted. This legislation provides a tax deduction of 85% of certain foreign subsidiary dividends that are repatriated by the Company. Presently, the Company has no plans to distribute earnings from its foreign subsidiaries under this legislation.

Share-Based Payment

At September 30, 2005, the Company has three stock-based employee compensation plans and a plan for its non-employee directors, which are more fully described in Note 7. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Income Statement for the quarter ended September 30, 2004 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recoginition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the grant-date fair value estimated in accordance with the provisions of Statement 123(R). During the quarter ended September 30, 2005, no share-based payments grants or modifications occurred. Results for periods ended prior to the September 2005 quarter have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter ended September 30, 2005 are $892,000 and $687,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.79 and $0.77, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.74 and 0.72, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $293,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

Quarter ended September 30, 2004
Net income, as reported	$8,914,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	479,000

Pro forma net income	$8,435,000

Earnings per share:
Income per common share, basic, as reported	$0.71

Income per common share, basic, pro forma	$0.67

Income per common share, assuming dilution, as reported	$0.68

Income per common share, assuming dilution, pro forma	$0.65

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarters ended September 30, 2005 and 2004, comprehensive income consisted of net income of the Company of $9.3 million and $8.9 million, respectively, and net translation adjustments of $199,000 and $4,000, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
Quarter ended September 30, 2005:
Income per common share, basic	$9,334,000	12,666,000	$0.74

Effect of dilutive stock options	—	340,000

Income per common share, assuming dilution	$9,334,000	13,006,000	$0.72

Quarter ended September 30, 2004:
Income per common share, basic	$8,914,000	12,580,000	$0.71

Effect of dilutive stock options	—	473,000

Income per common share, assuming dilution	$8,914,000	13,053,000	$0.68

For the quarters ended September 30, 2005 and 2004, there were 273,525 and zero, respectively, weighted average shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At September 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at September 30, 2005 was 3.49%. The outstanding borrowings were $31.7 million on a total commitment of $130 million, leaving $98.3 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at September 30, 2005.

At June 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at June 30, 2005 was 3.87%. The outstanding borrowings were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at June 30, 2005.

At September 30, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was scheduled to mature on August 27, 2005 and has been extended to November 30, 2005. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At September 30, 2005, the effective interest rate was 5.75%. At September 30, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at September 30, 2005.

At June 30, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was scheduled to mature on August 27, 2005 and has been extended to November 30, 2005. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At June 30, 2005, the effective interest rate was 5.25%. At June 30, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at June 30, 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) Long-term Debt

Long-term debt consists of the following at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; 4.47% and 3.89% variable interest rate, respectively at September 30, 2005 and June 30, 2005; maturing in fiscal year 2009 with a balloon payment of approximately $3,996,000	$4,813,000	$4,886,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at September 30, 2005 and June 30, 2005; maturing in fiscal 2007 with a balloon payment of approximately $1,458,000	1,501,000	1,511,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 4.47% and 3.89% variable interest rate, respectively at September 30, 2005 and June 30, 2005; maturing in fiscal 2006 with a balloon payment of approximately $147,000	174,000	194,000

Capital leases for equipment with monthly principal payments ranging from $48 to $1,903 and effective interest rates ranging from 9.0% to 22.75% at September 30, 2005 and June 30, 2005, respectively	8,000	18,000

	6,496,000	6,609,000

Less current portion	510,000	564,000

Long-term portion	$5,986,000	$6,045,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at September 30, 2005 and June 30, 2005.

(7) Stock Options

At September 30, 2005, the Company has three stock-based compensation plans and a plan for its non-employee directors that are described below. The compensation cost charged to expense was $892,000 for the quarter ended September 30, 2005. The total income tax benefit recognized in the condensed consolidated income statement for share-based compensation arrangements is $205,000. No compensation cost was capitalized as part of inventory and fixed assets for the quarter ended September 30, 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s stock option plans, which are shareholder approved, permit the grant of stock options and shares to its employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders and are generally granted with an exercise price equal to the market value of the Company’s stock at the date of grant. Such stock option plans are described below.

•	The 1993 Incentive Stock Option Plan reserved 560,000 shares of common stock for issuance to key employees. The plan provides for three-year vesting of the options at a rate of 33% annually. The options are exercisable over 10 years, and options are not to be granted at less than the fair market value of the underlying shares at the date of grant. As of September 30, 2005, there were 7,889 shares available for grant under this plan. No change of control provisions exist for this plan.

•	The amended 1997 Stock Incentive Plan reserved 1,200,000 shares of common stock for issuance to officers, directors, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually. The term of each option is 10 years from the grant date. As of September 30, 2005, there were 19,670 shares available for grant under this plan. Certain awards provide for accelerated vesting if there is a change of control (as defined in the plan).

•	The 2002 Long-Term Incentive Plan reserved 400,000 shares of common stock for issuance to officers, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually, and provide a term of 10 years from the grant date. As of September 30, 2005, there were 8,697 shares available for grant under this plan. No change of control provisions exist for this plan.

•	Since 1993 the Company has compensated its non-employee directors with a grant of stock options issued at fair market value on the date following the annual meeting of shareholders. The stock option grants have had a term of 10 years and vesting period of six months after the date of grant. The 1993 Director Plan had 30,000 reserved shares remaining but not issued when it was replaced by the 1999 Director Plan. The 1999 Director Plan had 124,000 reserved shares remaining but not issued when it was replaced by the 2003 Directors Equity Compensation Plan (the “2003 Director Plan”), which reserved 125,000 shares of common stock. Under the 2003 Director Plan the number of shares granted (rounded up to the nearest 100 shares) is calculated by dividing $200,000 by the average per share stock price of the common stock for the 30-day period immediately preceding the grant date. As of September 30, 2005, there were 98,200 shares available for grant under this plan. No change of control provisions exist for this plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula that uses assumptions determined at the date of grant. No options were granted during the quarters ended September 30, 2005 and 2004. Options outstanding at September 30, 2005 include options granted in prior years using terms and fair value assumptions noted in the following table. Because the option-pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from the Company’s stock prices. The Company uses historical data to estimate option exercise and termination within the valuation model. The expected term of options is derived from the output of the option valuation and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant. Compensation costs related to the outstanding grants are amortized on a straight-line basis over the vesting period of the option from the grant date to final vesting date using the fair value of the options.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2005

Expected volatility	36.7%-71.7%

Weighted-average volatility	42%

Expected dividends	0%

Expected term (in years)	10.0

Risk-free rate	3.8%-4.5%

A summary of option activity under the plans as of September 30, 2005 and changes during the quarter then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2005	982,933	$27.74
Granted	—	—
Exercised	(11,636)	(12.92)
Forfeited	(7,133)	(56.75)

Outstanding at September 30, 2005	964,164	$27.71	5.95	$20,277

Vested or anticipated to vest in future, at September 30, 2005	937,016	$27.10	5.88	$20,272

Exercisable at September 30, 2005	692,684	$19.52	4.92	$20,238

The total intrinsic value of options exercised during the quarters ended September 30, 2005 and 2004 was $395,000 and $2,702,000, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s nonvested shares as of September 30, 2005, and changes during the quarter then ended, is presented below:

	Shares	Weighted -Average Grant Date Fair-Value-Average
Nonvested at June 30, 2005	278,513	$21.19
Granted	—	—
Vested	—	—
Forfeited	7,033	23.56

Nonvested at September 30, 2005	271,480	$21.12

At September 30, 2005, there was approximately $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the quarter ended September 30, 2005 is $0.

For the quarters ended September 30, 2005 and 2004, the number of options exercised for shares of common stock was 11,636 and 58,603, respectively. Cash received from option exercise under all share-based payment arrangements for the quarters ended September 30, 2005 and 2004 was $88,000 and $934,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $293,000 for the quarter ended September 30, 2005.

The Company issues shares to satisfy the exercise of options.

(8) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2005, no impairment charge was recorded. As a result of adopting SFAS No. 142, no amortization of goodwill has been recorded. During the first quarter of fiscal year 2006, the Company acquired additional goodwill through the acquisition of an additional 8% of Netpoint and the remaining 12% interest in OUI. Changes in the carrying amount of goodwill and other intangibles assets for the quarter ended September 30, 2005, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2005	$5,746,000	$7,169,000	$12,915,000

Excess of cost over fair value of acquired net assets, net	404,000	454,000	858,000

Balance as of September 30, 2005	$6,150,000	$7,623,000	$13,773,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Included within other assets are identifiable intangible assets as follows:

	As of September 30, 2005			As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$251,000	$87,000	$338,000	$234,000	$104,000
Debt issue costs	532,000	155,000	377,000	532,000	122,000	410,000
Non-compete agreements	—	—	—	425,000	425,000	—

Total	$870,000	$406,000	$464,000	$1,295,000	$781,000	$514,000

The customer lists are amortized using the straight-line method over a period of 5 years, which reflects the pattern in which the economic benefits of the assets are realized. The non-compete agreements are amortized over their contract life and the debt issue costs are amortized over the term of the credit facility by a method which approximates the effective interest method. Amortization expense for the quarters ended September 30, 2005 and 2004 was $50,000 and $156,000, respectively. Amortization expense for fiscal years 2006, 2007, 2008 and 2009 is estimated to be approximately $200,000, $170,000, $133,000 and $11,000.

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, which are based on geographic location. The measure of segment profit is income from operations, and the accounting policies of the segments are the same as those described in Note 3.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, and (iv) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 12,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarters ended September 30, 2005 and 2004.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarters ended September 30, 2005 and 2004.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

	Quarter ended September 30,
	2005	2004
Sales:
North American distribution	$350,400,000	$332,959,000
International distribution	43,842,000	32,466,000
Less intersegment sales	(3,846,000)	(2,716,000)

	$390,396,000	$362,709,000

Depreciation and amortization:
North American distribution	$1,277,000	$1,248,000
International distribution	135,000	127,000

	$1,412,000	$1,375,000

Operating income:
North American distribution	$14,686,000	$14,580,000
International distribution	634,000	90,000

	$15,320,000	$14,670,000

Capital expenditures:
North American distribution	$1,088,000	$234,000
International distribution	84,000	102,000

	$1,172,000	$336,000

Assets for each business segment are summarized below:

	September 30, 2005	June 30, 2005
Assets:
North American distribution	$417,266,000	$395,124,000
International distribution	71,161,000	71,946,000

	$488,427,000	$467,070,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the four calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.4 million at June 30, 2005. As of September 30, 2005, the liability is $1.1 million. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended September 30,			Percentage Change
	2005	2004	Difference
	(In thousands)

North American distribution	$346,554	$330,243	$16,311	4.9%
International distribution	43,842	32,466	11,376	35.0%

Net sales	$390,396	$362,709	$27,687	7.6%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarters ended September 30, 2005 and 2004. The 4.9% increase in North American Distribution sales for the quarter ended September 30, 2005, as compared to the same period in the prior year, was due primarily to the reasons described below.

Sales of the AIDC and POS product categories for the North America distribution segment increased 4.7% as compared to the prior year quarter. The AIDC business grew across all product lines during the quarter however, POS had no significant large deals. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales were immaterial for the quarter ended September 30, 2005.

Sales of converged communications products increased 5.2% as compared to the prior year quarter. Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise (ECG) products experienced growth due to seasonality experienced at Avaya’s fiscal year end and from the recruitment of additional resellers.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 35% or $11.4 million for the quarter ended September 30, 2005 as compared to the same period in the prior year. The increase in sales was primarily attributable to obtaining additional market share in Europe and Latin America during the September 2005 quarter.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2005	2004	Difference		2005	2004
	(In thousands)
North American distribution	$34,763	$33,129	$1,634	4.9%	10.0%	10.0%
International distribution	5,566	3,853	1,713	44.5%	12.7%	11.9%

Gross profit	$40,329	$36,982	$3,347	9.1%	10.3%	10.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

North American Distribution

Gross profit for the North American distribution segment increased 4.9% or $1.6 million for the quarter ended September 30, 2005 as compared to the prior year quarter. The increase in gross profit for the quarter ended September 30, 2005 is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American distribution segment remained unchanged compared to same period in the prior year.

International Distribution

Gross profit for the international distribution segment increased 44.5% or $1.7 million for the quarter ended September 30, 2005 as compared to the prior year quarter. The increase was primarily due to increased distribution sales volume and a more favorable product mix with fewer large deals.

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, increased for the quarter ended September 30, 2005 as noted above.

Operating Expenses

The following table summarizes the Company’s operating expenses:

Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
2005	2004	Difference		2005	2004
(In thousands)
$25,009	$22,312	$2,697	12.1%	6.4%	6.2%

For the quarter ended September 30, 2005, operating expenses as a percentage of sales increased compared to the same period in the prior year. The increase is due principally to the recognition of $892,000 in compensation expense related to the Company’s adoption of FASB Statement No. 123R, Share-Based Payment, during the quarter ended September 30, 2005.

The Company continues to invest in its security business, Europe and Latin America to expand coverage due to its growth potential. In Europe, the Company has expanded geographically and increased employee headcount. In Latin America, the Company has increased employee headcount in Miami and Mexico City in order to serve an expanding customer base. Furthermore, the Company continues to invest in value-added services for customers (e.g., RFID training programs).

Operating Income

The following table summarizes the Company’s operating income:

Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
2005	2004	Difference		2005	2004
(In thousands)
$15,320	$14,670	$650	4.4%	3.9%	4.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased 4.4% or $650,000 for the quarter ended September 30, 2005 as compared to the prior year quarter. The increases were a result of increased gross profit on higher sales volume and improved international gross profit margin percentages discussed above.

Operating income as a percentage of net sales decreased compared to the prior year quarter. The decrease in operating margins is primarily due to the impact of FASB Statement No. 123R which more than offset the increased gross profit amounts discussed above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2005	2004	Difference		2005	2004
	(In thousands)
Interest expense	$511	$413	$98	23.7%	0.1%	0.1%
Interest income	(149)	(216)	67	-31.0%	0.0%	-0.1%
Net foreign exchange (gains) losses	6	35	(29)	-82.9%	0.0%	0.0%
Other, net	(54)	12	(66)	-550.0%	0.0%	0.0%

Total other expense	$314	$244	$70	28.7%	0.1%	0.1%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarters ended September 30, 2005 and 2004 was $511,000 and $413,000, respectively. The increased expense was due to higher interest rates and higher average borrowings on the Company’s line of credit over the prior year.

Interest income for the quarter ended September 30, 2005 decreased by approximately $67,000 over the prior year, principally as a result of the collection of receivables during the quarter on which interest was previously earned.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange losses for the quarter ended September 30, 2005 was $6,000 and $35,000 for the quarter ended September 30, 2004. The change in foreign exchange gains and losses for the quarter ended September 30, 2005 as compared to the prior year is primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $5.6 million and $5.5 million for the quarters ended September 30, 2005 and 2004, respectively, reflecting an effective income tax rate of 37.4% and 38.0%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarters ended September 30, 2005 and 2004, the Company has recorded $59,000 and $30,000, net of income tax, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The increase in minority interest income relates primarily to the increased profitability of Netpoint during fiscal year 2006, which more than offsets the decreased percentage of minority ownership.

Net Income

The following table summarizes the Company’s net income:

Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
2005	2004	Difference		2005	2004
(In thousands)
$9,334	$8,914	$420	4.7%	2.4%	2.5%

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

The Company’s cash and cash equivalent balance totaled $16.8 million at September 30, 2005 compared to $8.6 million at June 30, 2005. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $237.2 million at September 30, 2005 from $221.5 million at June 30, 2005. The increase in working capital resulted primarily from a $13.9 million increase in the Company’s trade and notes receivable, a $5.9 million increase in inventories, and a $4.5 million reduction of short-term borrowings, offset principally by a $17.2 million increase in trade accounts payable. The increase in receivables and inventory is due to levels necessary to support worldwide growth of the Company.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables remained comparable at September 30, 2005 and June 30, 2005, at 52 and 51 days, respectively. The increase in DSO for the quarter ended September 30, 2005 is principally due to slower collections on international sales in Europe. Inventory turnover increased to 7.7 times in the quarter ended September 30, 2005 from 7.0 times in the quarter ended September 30, 2004 as a result of the Company’s conscious decision to manage inventory levels to attain return on invested capital targets.

Cash provided by operating activities was $14.2 million for the quarter ended September 30, 2005 compared to $1.6 million for the quarter ended September 30, 2004. The increase in cash used in operating activities was primarily attributable to changes in current assets and liability accounts for each respective period referenced above.

Cash used in investing activities for the quarter ended September 30, 2005 was $2.4 million, which included $1.2 million for capital expenditures and $1.2 million primarily for the purchase of additional ownership interest in the Company’s majority-owned subsidiary, Netpoint, and its now wholly-owned subsidiary, OUI. The Company’s capital expenditures included $1.1 million related to the expansion of the Memphis, Tennessee distribution center, as well as purchases of software, furniture and equipment.

Cash used in investing activities for the quarter ended September 30, 2004 was $854,000, which included approximately $336,000 for capital expenditures and $518,000 for the purchase of additional ownership interest in the Company’s majority-owned subsidiary, Netpoint. The Company’s capital expenditures resulted from purchases of software, furniture and equipment.

At September 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at September 30, 2005 was 3.49%. The outstanding borrowings were $31.7 million on a total commitment of $130 million, leaving $98.3 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at September 30, 2005.

At June 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at June 30, 2005 was 3.87%. The outstanding borrowings were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at June 30, 2005.

At September 30, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was scheduled to mature on August 27, 2005 and has been extended to November 30, 2005. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At September 30, 2005, the effective interest rate was 5.75%. At September 30, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at September 30, 2005.

At June 30, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was scheduled to mature on August 27, 2005 and has been extended to November 30, 2005. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At June 30, 2005, the effective interest rate was 5.25%. At June 30, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at June 30, 2005.

Cash used in financing activities for the quarter ended September 30, 2005 totaled $3.4 million, including $4.5 million decrease in short-term borrowings and $113,000 in payments on long-term debt offset with $780,000 in advances under the Company’s credit facility, $293,000 in excess tax benefits from share-based payment arrangements, and $88,000 in proceeds from stock option exercises. Cash provided by financing activities for quarter ended September 30, 2004 totaled $615,000, including $934,000 in proceeds from stock option exercises offset in part by $110,000 in payments under the Company’s credit facility and $209,000 in payments on long-term debt.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

At September 30, 2005, the Company has three stock-based employee compensation plans and a plan for its non-employee directors. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Income Statement for the quarter ended September 30, 2004 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). During the quarter ended September 30, 2005, no share-based payments grants or modifications to outstanding grants have occurred. Results for the quarter ended September 30, 2004 have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter ended September 30, 2005 are $892,000 and $687,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.79 and $0.77, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.74 and 0.72, respectively.

At September 30, 2005, the Company had approximately $5.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 1.6 years.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarters ended September 30, 2005 and 2004 would have resulted in an approximate $116,000 and $87,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

The Company is exposed to foreign currency risks that arise from its foreign operations primarily in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. Foreign exchange risk is managed by using foreign currency forward and option contracts to hedge these exposures, as well as balance sheet netting of exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At September 30, 2005, the Company had one currency forward contract outstanding. At June 30, 2005, the Company had no currency forward contracts outstanding.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2005 and June 30, 2005, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement dated as of October 13, 2005 between Registrant and Richard P. Cleys.

10.2	Employment Agreement dated as of October 13, 2005 between Registrant and Michael L. Baur.

10.3	Agreement for Purchase and Sale dated as of September 22, 2005 between Registrant’s wholly-owned subsidiary, Logue Court Properties, LLC, and Robert W. Bruce and Camperdown Company, Inc.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 09, 2005