Form 10-Q
period 2005-12-31
SCANSOURCE INC
filed 2006-02-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-26926

SCANSOURCE, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0965380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Logue Court, Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
[Common Stock, no par value per share]	12,753,889 shares

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

(insert after “shell company” disclosure): Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2005

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	December 31, 2005	June 30, 2005*
Assets
Current assets:
Cash and cash equivalents	$10,927	$8,609
Trade and notes receivable:
Trade, less allowance of $13,653 at December 31, 2005 and $12,738 at June 30, 2005	249,828	215,190
Other	5,068	5,479
Inventories	191,603	178,917
Prepaid expenses and other assets	5,293	3,546
Deferred income taxes	9,673	10,227

Total current assets	472,392	421,968

Property and equipment, net	22,994	23,299
Goodwill	13,882	12,915
Other assets, including identifiable intangible assets	4,164	8,888

Total assets	$513,432	$467,070

*	Derived from audited financial statements at June 30, 2005.

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

	December 31, 2005	June 30, 2005*
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$415	$564
Short-term borrowings	—	4,478
Trade accounts payable	207,939	173,255
Accrued expenses and other liabilities	18,734	18,369
Income taxes payable	1,047	3,764

Total current liabilities	228,135	200,430
Deferred income taxes	999	1,008
Long-term debt	4,485	6,045
Borrowings under revolving credit facility	28,753	31,269
Other long-term liabilities	2,196	1,341

Total liabilities	264,568	240,093

Minority interest	795	1,092
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 12,753,222 and 12,665,076 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	69,488	65,381
Retained earnings	175,604	157,020
Accumulated other comprehensive income	2,977	3,484

Total shareholders’ equity	248,069	225,885

Total liabilities and shareholders’ equity	$513,432	$467,070

*	Derived from audited financial statements at June 30, 2005.

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net sales	$408,468	$370,130	$798,864	$732,839
Cost of goods sold	366,633	332,269	716,700	657,996

Gross profit	41,835	37,861	82,164	74,843

Operating expenses:
Selling, general and administrative expenses	26,272	23,110	51,281	45,422

Operating income	15,563	14,751	30,883	29,421

Other expense (income):
Interest expense	455	482	966	895
Interest income	(155)	(334)	(304)	(550)
Other, net	(62)	(300)	(110)	(253)

Total other expense (income)	238	(152)	552	92

Income before income taxes and minority interest	15,325	14,903	30,331	29,329
Provision for income taxes	6,024	5,719	11,637	11,201

Income before minority interest	9,301	9,184	18,694	18,128
Minority interest in income of consolidated subsidiaries, net of income tax expense/(benefits) of $24 and $20, respectively, and $36 and $16, respectively	51	100	110	130

Net income	$9,250	$9,084	$18,584	$17,998

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Per share data:
Net income per common share, basic	$0.73	$0.72	$1.47	$1.43

Weighted-average shares outstanding, basic	12,701	12,620	12,684	12,600

Net income per common share, assuming dilution	$0.71	$0.69	$1.42	$1.37

Weighted-average shares outstanding, assuming dilution	13,067	13,131	13,042	13,108

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$18,584	$17,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,743	2,434
Amortization of intangible assets	101	235
Allowance for accounts and notes receivable	1,602	1,997
Share-based compensation	1,827	—
Impairment of capitalized software	—	30
Deferred income tax expense/(benefit)	544	(437)
Excess tax benefits from share-based payment arrangements	(1,125)	—
Minority interest in income of subsidiaries	110	130
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(37,582)	(13,635)
Other receivables	400	309
Inventories	(13,112)	(32,602)
Prepaid expenses and other assets	(1,778)	186
Other noncurrent assets	4,642	(215)
Trade accounts payable	35,056	(2,541)
Accrued expenses and other liabilities	1,292	(786)
Income taxes payable	(1,554)	1,735

Net cash provided by (used in) operating activities	11,750	(25,162)

Cash flows used in investing activities:
Capital expenditures	(2,475)	(1,577)
Cash paid for business acquisitions	(1,348)	(521)

Net cash used in investing activities	(3,823)	(2,098)

Cash flows from financing activities:
Decreases in short-term borrowings, net	(4,478)	—
Advances (payments) on revolving credit, net	(1,384)	26,977
Exercise of stock options	1,096	1,207
Excess tax benefits from share-based payment arrangements	1,125	—
Repayments of long-term debt borrowings	(1,709)	(411)

Net cash (used in) provided by financing activities	(5,350)	27,773

Effect of exchange rate changes on cash and cash equivalents	(259)	41

Increase in cash and cash equivalents	2,318	554
Cash and cash equivalents at beginning of period	8,609	1,047

Cash and cash equivalents at end of period	$10,927	$1,601

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2005 and June 30, 2005, the results of operations for the quarter and six month periods ended December 31, 2005 and 2004 and statement of cash flows for the six month periods ended December 31, 2005 and 2004. The results of operations for the quarter and six month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Condensed Consolidated Income Statements. Effective July 1, 2005, the Company acquired an additional 8% of Netpoint International, Inc. (“Netpoint”) and the remaining 12% of Outsourcing Unlimited, Inc. (“OUI”). The Company now owns 84% of Netpoint and 100% of OUI.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Trade and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. In addition, the Company maintains an allowance for credits to customers that will be applied against future purchases.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $36,525,000 and $19,119,000 as of December 31, 2005 and June 30, 2005, respectively, are included in accounts payable.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Foreign exchange derivative contract losses, net of gains	$(9,000)	$(175,000)	$(39,000)	$(363,000)
Foreign currency transactional and remeasurement gains, net of losses	36,000	433,000	60,000	586,000

Net foreign currency transactional and remeasurement gains/(losses)	$27,000	$258,000	$21,000	$223,000

The Company had currency forward contracts outstanding as of December 31, 2005 with a net liability under these contracts of $28,000. The amount is included in accrued expenses and other liabilities. The Company had no foreign currency derivative contracts outstanding as of June 30, 2005. The following table provides information about our outstanding foreign currency derivative financial instruments as of December 31, 2005:

	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount
British Pound Functional Currency
Forward contract- purchase British Pound, sell Euro	$10,349,218	$(47,167)
Forward contract- purchase Euro, sell British Pound	$5,174,609	$23,583

Euro Functional Currency
Forward contract-purchase Euro, sell British Pound	$2,578,200	$(3,013)

US Dollar Functional Currency
Forward contract-purchase US Dollar, sell Canadian Dollar	$2,144,818	$(1,287)

Total		$(27,884)

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. The Company recognized charges of $0 for the quarter and six months ended December 31, 2005, and $0 and $30,000 for the quarter and six months ended December 31, 2004, respectively, in operating expenses for the impairment of certain capitalized software for the North American distribution segment. This software was no longer functional based on operational needs.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 1, 2001, the Company discontinued the amortization of goodwill. During fiscal years 2005 and 2004, the Company performed its annual test of goodwill to

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

determine if there was impairment. These tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing under this pronouncement. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarter ended December 31, 2005.

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarter and six months ended December 31, 2005 was $2.0 million and $ 4.1 million, respectively. Shipping revenue for the quarter and six months ended December 31, 2004 was $1.6 million and $3.2 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters or six months ended December 31, 2005 or 2004. Deferred advertising costs at December 31, 2005 and 2004 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such gains, net of losses, were $27,000 for the quarter ended December 31, 2005 and $258,000 for the quarter ended December 31, 2004. Such gains, net of losses, were $21,000 and $223,000 for the six months ended December 31, 2004.

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

Share-Based Payment

At December 31, 2005, the Company has three stock-based employee compensation plans and a plan for its non-employee directors, which are more fully described in Note 7. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Income Statement for the quarter and six months ended December 31, 2004 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter and six months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). A grant of 14,000 options occurred during the quarter and six months ended December 31, 2005. No share-based payment modifications occurred during such periods. Results for periods ended prior to July 1, 2005 quarter have not been restated.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter and six months ended December 31, 2005 are $935,000 and $1,827,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended December 31, 2005 would have been $0.79 and $0.77, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.73 and 0.71, respectively. Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $1.58 and $1.54, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.47 and $1.42, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,125,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share for the quarter and six months ended December 31, 2004 if the Company had applied the fair value recognition provisions to stock-based employee compensation for those periods.

	Quarter ended December 31,	Six months ended December 31,
	2004	2004
Net income, as reported	$9,084,000	$17,998,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	529,000	1,028,000

Pro forma net income	$8,555,000	$16,970,000

Earnings per share:
Income per common share, basic, as reported	$0.72	$1.43

Income per common share, basic, pro forma	$0.68	$1.35

Income per common share, assuming dilution, as reported	$0.69	$1.37

Income per common share, assuming dilution, pro forma	$0.65	$1.29

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in FASB Statement No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts Statement No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of Statement 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact of this guidance, but does not believe the adoption of this FSP 123(R)-3 will have a material impact on financial position, results of operations or cash flows.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and six months ended December 31, 2005, comprehensive income consisted of net income of the Company of $9.3 million and $18.6 million, respectively, and net translation adjustments of $308,000 and $507,000, respectively. For the quarter and six months ended December 31, 2004, comprehensive income consisted of net income of the Company of $9.1 million and $18.0 million, respectively, and net translation adjustments of $486,000 and $482,000, respectively.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
Quarter ended December 31, 2005:
Income per common share, basic	$9,250,000	12,701,000	$0.73

Effect of dilutive stock options	—	366,000

Income per common share, assuming dilution	$9,250,000	13,067,000	$0.71

Six months ended December 31, 2005:
Income per common share, basic	$18,584,000	12,684,000	$1.47

Effect of dilutive stock options	—	358,000

Income per common share, assuming dilution	$18,584,000	13,042,000	$1.42

Quarter ended December 31, 2004:
Income per common share, basic	$9,084,000	12,620,000	$0.72

Effect of dilutive stock options	—	511,000

Income per common share, assuming dilution	$9,084,000	13,131,000	$0.69

Six months ended December 31, 2004:
Income per common share, basic	$17,998,000	12,600,000	$1.43

Effect of dilutive stock options	—	508,000

Income per common share, assuming dilution	$17,998,000	13,108,000	$1.37

For the quarter and six months ended December 31, 2005, there were 172,342 and 234,732 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the quarter and six months ended December 31, 2004, there were 12,700 weighted average shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At December 31, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at December 31, 2005 was 3.81%. The outstanding borrowings on that date were $28.8 million on a total commitment of $130 million, leaving $101.2 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at December 31, 2005.

At June 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at June 30, 2005 was 3.87%. The outstanding borrowings on that date were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at June 30, 2005.

At December 31, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2006, and is scheduled to mature on January 31, 2007. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 84% of the balance on the line, while the remaining 16% of the balance is guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At December 31, 2005, the effective interest rate was 6.25%. At December 31, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at December 31, 2005.

At June 30, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was extended to November 30, 2005. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 68% of the balance on the line, while the remaining 32% of the balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At June 30, 2005, the effective interest rate was 5.25%. At June 30, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at June 30, 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) Short-term Borrowings and Long-term Debt

Short-term borrowings at June 30, 2005 consisted of an unsecured note payable of $4,478,000. Such note was paid during August 2005.

Long-term debt consists of the following at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; 5.06% and 3.89% variable interest rate, respectively at December 31, 2005 and June 30, 2005; maturing in fiscal year 2009 with a balloon payment of approximately $3,996,000	$4,746,000	$4,886,000

Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at June 30, 2005. This note was paid on December 30, 2005	—	1,511,000

Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 5.06% and 3.89% variable interest rate, respectively at December 31, 2005 and June 30, 2005; maturing in fiscal 2006 with a balloon payment of approximately $147,000	154,000	194,000

Capital leases for equipment with monthly principal payments ranging from $48 to $1,903 and effective interest rates ranging from 9.0% to 22.75% at June 30, 2005	—	18,000

	4,900,000	6,609,000

Less current portion	415,000	564,000

Long-term portion	$4,485,000	$6,045,000

The notes payable secured by the distribution center and the motor coach contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at December 31, 2005 and June 30, 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Stock Options

At December 31, 2005, the Company has three stock-based compensation plans and a plan for its non-employee directors that are described below. The compensation cost charged to expense was $935,000 and $1,827,000, respectively, for the quarter and six months ended December 31, 2005. The total income tax benefit recognized in the condensed consolidated income statement for share-based compensation arrangements for the quarter and six months ended December 31, 2005 is $127,000 and $332,000, respectively. No compensation cost was capitalized as part of inventory and fixed assets for the quarter and six months ended December 31, 2005.

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

•	The 1993 Incentive Stock Option Plan reserved 560,000 shares of common stock for issuance to key employees. The plan provides for three-year vesting of the options at a rate of 33% annually. The options are exercisable over 10 years, and options are not to be granted at less than the fair market value of the underlying shares at the date of grant. As of December 31, 2005, there were 7,889 shares available for grant under this plan. No change of control provisions exist for this plan.

•	The amended 1997 Stock Incentive Plan reserved 1,200,000 shares of common stock for issuance to officers, directors, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually. The term of each option is 10 years from the grant date. As of December 31, 2005, there were 19,670 shares available for grant under this plan. Certain awards provide for accelerated vesting if there is a change of control (as defined in the plan).

•	The 2002 Long-Term Incentive Plan (as amended at the 2005 Annual Meeting of Shareholders) reserved 800,000 shares of common stock for issuance to officers, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually, and provides a term of 10 years from the grant date. As of December 31, 2005, there were 410,030 shares available for grant under this plan. No change of control provisions exist for this plan.

•	Since 1993 the Company has compensated its non-employee directors with a grant of stock options issued at fair market value on the date following the annual meeting of shareholders. The stock option grants have had a term of 10 years and vesting period of six months after the date of grant. The 1993 Director Plan had 30,000 reserved shares remaining but not issued when it was replaced by the 1999 Director Plan. The 1999 Director Plan had 124,000 reserved shares remaining but not issued when it was replaced by the 2003 Directors Equity Compensation Plan (the “2003 Director Plan”), which reserved 125,000 shares of common stock. Under the 2003 Director Plan, the number of shares granted (rounded up to the nearest 100 shares) is calculated by dividing $200,000 by the average per share stock price of the common stock for the 30-day period immediately preceding the grant date. As of December 31, 2005, there were 84,200 shares available for grant under this plan. No change of control provisions exist for this plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula that uses assumptions determined at the date of grant. A grant of 14,000 options occurred during the quarter and six months ended December 31, 2005. During the quarter and six months ended December 31, 2004, a grant of 12,700 options occurred. Options granted during the six months ended December 31, 2005 use terms and fair value assumptions

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as follows: expected volatility of 40%, expected dividends of 0%, expected term of 5 years, and risk-free interest rate of 4.5%. Expected volatilities are based on implied volatilities from the Company’s stock prices. The Company uses historical data to estimate option exercise and termination within the valuation model. The expected term of options is derived from the output of the option valuation and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant. Compensation costs related to the outstanding grants are amortized on a straight-line basis over the vesting period of the option from the grant date to final vesting date using the fair value of the options.

A summary of option activity under the plans as of December 31, 2005 and changes during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2005	982,933	$27.74
Granted	14,000	60.20
Exercised	(91,963)	13.69
Forfeited	(8,466)	55.83

Outstanding at December 31, 2005	896,504	$29.43	5.93	$22,638

Vested or anticipated to vest in future, at December 31, 2005 (net of expected forfeitures of 27,861 shares)	868,823	$28.78	5.85	$22,499

Exercisable at December 31, 2005	619,691	$20.40	4.80	$21,242

The total intrinsic value of options exercised during the quarters ended December 31, 2005 and 2004 was $3,558,000 and $236,000, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2005 and 2004 was $3,953,000 and $ 2,938,000, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the six months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair-Value
Nonvested at June 30, 2005	278,513	$29.54

Granted	14,000	25.25

Vested	(7,334)	21.59

Forfeited	(8,366)	32.45

Nonvested at December 31, 2005	276,813	$29.45

The weighted-average-grant-date fair value of 12,700 options granted during the six months ended December 31, 2004 was $39.14.

At December 31, 2005, there was approximately $4.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the quarter and six months ended December 31, 2005 is $158,000, respectively. The total fair value of shares vesting during the quarter and six months ended December 31, 2004 is $752,000 and $756,000, respectively.

For the quarters ended December 31, 2005 and 2004, the number of options exercised for shares of common stock was 80,327 and 8,056, respectively. Cash received from option exercise under all share-based payment arrangements for the quarters ended December 31, 2005 and 2004 was $1,008,000 and $273,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $832,000 and $26,000 for the quarters ended December 31, 2005 and 2004, respectively.

For the six months ended December 31, 2005 and 2004, the number of options exercised for shares of common stock was 91,963 and 67,159, respectively. Cash received from option exercise under all share-based payment arrangements for the six months ended December 31, 2005 and 2004 was $1,096,000 and $1,207,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $1,125,000 and $1,124,000 for the six months ended December 31, 2005 and 2004, respectively.

The Company issues shares to satisfy the exercise of options.

(8) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2005, no impairment charge was recorded. As a result of adopting SFAS No. 142, no amortization of goodwill has been recorded. During the first quarter of fiscal year 2006, the Company acquired additional goodwill through the acquisition of an additional 8% of Netpoint and the remaining 12% interest in OUI. Changes in the carrying amount of goodwill and other intangibles assets for the six months ended December 31, 2005, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2005	$5,746,000	$7,169,000	$12,915,000
Excess of cost over fair value of acquired net assets, net	513,000	454,000	967,000

Balance as of December 31, 2005	$6,259,000	$7,623,000	$13,882,000

Included within other assets are identifiable intangible assets as follows:

	As of December 31, 2005			As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$268,000	$70,000	$338,000	$234,000	$104,000
Debt issue costs	532,000	189,000	343,000	532,000	122,000	410,000
Non-compete agreements	—	—	—	425,000	425,000	—

Total	$870,000	$457,000	$413,000	$1,295,000	$781,000	$514,000

The customer lists are amortized using the straight-line method over a period of 5 years, which reflects the pattern in which the economic benefits of the assets are realized. The non-compete agreements are amortized over their contract life and the debt issue costs are amortized over the term of the credit facility by a method which approximates the effective interest method. Amortization expense for the quarter and six months ended December 31, 2005 was $51,000 and $101,000, respectively. Amortization expense for fiscal years 2006, 2007, 2008 and 2009 is estimated to be approximately $200,000, $170,000, $133,000 and $11,000.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, and (iv) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 12,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2005 and 2004.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2005 and 2004.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

	Quarter ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Sales:
North American distribution	$358,984,000	$327,683,000	$709,383,000	$660,642,000
International distribution	55,263,000	47,218,000	99,106,000	79,684,000
Less intersegment sales	(5,779,000)	(4,771,000)	(9,625,000)	(7,487,000)

	$408,468,000	$370,130,000	$798,864,000	$732,839,000

Depreciation and amortization:
North American distribution	$1,299,000	$1,155,000	$2,575,000	$2,403,000
International distribution	132,000	139,000	268,000	266,000

	$1,431,000	$1,294,000	$2,843,000	$2,669,000

Operating income:
North American distribution	$13,969,000	$13,807,000	$28,655,000	$28,387,000
International distribution	1,594,000	944,000	2,228,000	1,034,000

	$15,563,000	$14,751,000	$30,883,000	$29,421,000

Capital expenditures:
North American distribution	$1,008,000	$1,130,000	$2,131,000	$1,364,000
International distribution	269,000	111,000	344,000	213,000

	$1,277,000	$1,241,000	$2,475,000	$1,577,000

Assets for each business segment are summarized below:

	December 31, 2005	June 30, 2005
Assets:
North American distribution	$431,833,000	$395,124,000
International distribution	81,599,000	71,946,000

	$513,432,000	$467,070,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.4 million at June 30, 2005. As of December 31, 2005, the Company has paid approximately $530,000 leaving a liability of $874,000. The Company is disputing the entire $1.4 million assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

The Company has contractual obligations of approximately $5.8 million for the purchase of real property and computer software at December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended December 31,			Percentage
	2005	2004	Difference	Change
	(In thousands)
North American distribution	$353,205	$322,912	$30,293	9.4%
International distribution	55,263	47,218	8,045	17.0%

Net sales	$408,468	$370,130	$38,338	10.4%

	Six months ended December 31,			Percentage
	2005	2004	Difference	Change
	(In thousands)
North American distribution	$699,758	$653,155	$46,603	7.1%
International distribution	99,106	79,684	19,422	24.4%

Net sales	$798,864	$732,839	$66,025	9.0%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarter and six month periods ended December 31, 2005 and 2004. The 9.4% or $30.3 million increase in North American Distribution sales for the quarter ended December 31, 2005, as compared to the same period in the prior year, was due primarily to the reasons described below. The 7.1% or $46.6 million increase for the six months ended December 31, 2005, as compared to the same period in the prior year, was due to strong AIDC and communciation sales.

Sales of the AIDC and POS product categories for the North America distribution segment increased 5% as compared to the prior year quarter and 3% as compared to the prior year six month period. The AIDC business grew across all product lines during the quarter; however, POS was down compared to the prior year. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales of that unit were immaterial for the quarter and six month periods ended December 31, 2005.

Sales of converged communications products increased 15% as compared to the prior year quarter and 10% as compared to the prior year six month period. Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise products (ECG), and Paracon, which distributes communications products, experienced sales growth due to new lines and increased demand.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 17% or $8.0 million for the quarter ended December 31, 2005 and 24% or $19.4 million for the six month period as compared to the same periods in the prior

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

year. The increase in sales was primarily attributable to obtaining additional market share in Europe during the December 2005 quarter and six month period. Sales during the quarter and six months ended December 31, 2005 were negatively impacted by foreign exchange fluctuations of $3.8 million and $3.9 million, respectively. Without the foreign exchange fluctuations, the increase in sales for the quarter and six months ended December 31, 2005 would have been $11.8 million or 25.1% and $23.3 million or 29.3%, respectively. Sales in most Latin American countries were up during the December 2005 quarter compared to the prior year quarter despite lost selling days from two hurricanes and the lack of growth of large deals in Mexico.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended December 31,			Percentage	Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
North American distribution	$34,974	$32,895	$2,079	6.3%	9.9%	10.2%
International distribution	6,861	4,966	1,895	38.2%	12.4%	10.5%

Gross profit	$41,835	$37,861	$3,974	10.5%	10.2%	10.2%

	Six months ended December 31,				Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
North American distribution	$69,736	$66,024	$3,712	5.6%	10.0%	10.1%
International distribution	12,428	8,819	3,609	40.9%	12.5%	11.1%

Gross profit	$82,164	$74,843	$7,321	9.8%	10.3%	10.2%

North American Distribution

Gross profit for the North American distribution segment increased 6.3% or $2.1 million for the quarter ended December 31, 2005 and 5.6% or $3.7 million for the six month period as compared to the same periods in the prior year. The increase in gross profit for the quarter and six months ended December 31, 2005 is a result of increased sales volume of the segment. During the quarter ended December 31, 2005 the Company ended its distribution agreement with NEC. The impact on the Company’s gross profit was insignificant.

Gross profit as a percentage of net sales for the North American distribution segment was essentially flat compared to the same period in the prior year.

International Distribution

Gross profit for the international distribution segment increased 38.2% or $1.9 million for the quarter ended December 31, 2005 and 40.9% or $3.6 million for the six month period as compared to the same period in the prior year. The increase was primarily due to increased distribution sales volume and a more favorable product mix with fewer low margin large deals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, increased for the quarter and six month periods ended December 31, 2005, as noted above.

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Period ended December 31,			Percentage	Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
Quarter	$26,272	$23,110	$3,162	13.7%	6.4%	6.2%
Six months	$51,281	$45,422	$5,859	12.9%	6.4%	6.2%

For the quarter ended December 31, 2005, operating expenses as a percentage of sales increased compared to the same period in the prior year. The increase is due principally to the recognition of $935,000 in compensation expense related to FASB Statement No. 123R, Share-Based Payment, during the quarter ended December 31, 2005. In addition, the quarter ended December 31, 2005 includes increases in bad debt expense of $659,000 and fixed expenses of $424,000.

The Company continues to invest in its security business, Europe and Latin America due to its growth potential. In Europe, the Company has expanded geographically and increased employee headcount. With respect to its Latin American market, the Company has increased employee headcount in Miami and Mexico City in order to serve an expanding customer base. During the December 2005 quarter, the Company expanded its marketing efforts in the Security business. Furthermore, the Company continues to invest in value-added services for customers worldwide (e.g., RFID training programs).

For the six months ended December 31, 2005, operating expenses as a percentage of sales increased compared to the same period in the prior year. The increase is due principally to the recognition of $1,827,000 in compensation expense related to the Company’s adoption of FASB Statement No. 123R, investing in its security business, growth geographically, growth in employee headcount, and investing in value-added services for customers. Pursuant to achieving internal goals for return on invested capital during the six months ended December 31, 2005, the Company recorded profit-sharing expense of $2.4 million and a $400,000 charge for a contribution to the Company’s charitable foundation.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended December 31,			Percentage	Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
Quarter	$15,563	$14,751	$812	5.5%	3.8%	4.0%
Six months	$30,883	$29,421	$1,462	5.0%	3.9%	4.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased 5.5% or $812,000 for the quarter ended December 31, 2005 and 5.0% or $1.5 million for the six month period ended December 31, 2005 as compared to the same periods in the prior year. The increases were a result of increased gross profit on higher sales volume and improved international gross profit margin percentages discussed above.

Operating income as a percentage of net sales decreased compared to the same periods in the prior year. The decrease in operating margins is primarily due to the impact of FASB Statement No. 123R, which more than offset the increased gross profit amounts discussed above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended December 31,			Percentage	Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
Interest expense	$455	$482	$(27)	-5.6%	0.1%	0.1%
Interest income	(155)	(334)	179	-53.6%	0.0%	-0.1%
Net foreign exchange (gains) losses	(27)	(258)	231	-89.5%	0.0%	-0.1%
Other, net	(35)	(42)	7	-16.7%	0.0%	0.0%

Total other expense	$238	$(152)	$390	-256.6%	0.1%	0.0%

	Six months ended December 31,			Percentage	Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
Interest expense	$966	$895	$71	7.9%	0.2%	0.2%
Interest income	(304)	(550)	246	-44.7%	-0.1%	-0.1%
Net foreign exchange (gains) losses	(21)	(223)	202	-90.6%	0.0%	-0.1%
Other, net	(89)	(30)	(59)	196.7%	0.0%	0.0%

Total other expense	$552	$92	$460	500.0%	0.1%	0.0%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and six months ended December 31, 2005 was $455,000 and $966,000, respectively. Interest expense for the quarter and six months ended December 31, 2004 was $482,000 and $895,000, respectively. The increased expense during the six months ended December 31, 2005 was due to higher interest rates on the Company’s line of credit over the prior year periods.

Interest income for the quarter and six months ended December 31, 2005 was $155,000 and $304,000, respectively. Interest income for the quarter and six months ended December 31, 2004 was $334,000 and $550,000, respectively. The decrease over the prior year is principally the result of a lower interest-bearing receivables balance during the quarter and six months ended December 31, 2005.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

offset by net foreign currency exchange contract gains and losses. Net foreign exchange gains for the quarter and six months ended December 31, 2005 were $27,000 and $21,000, respectively. Net foreign exchange gains for the quarter and six month ended December 31, 2004 were $258,000 and $223,000, respectively. The change in foreign exchange gains and losses for the quarter and six months ended December 31, 2005 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $6.0 million and $11.6 million for the quarter and six months ended December 31, 2005, respectively, reflecting an effective income tax rate of 39.3% and 38.4%, respectively. Income tax expense was $5.7 million and $11.2 million for the quarter and six months ended December 31, 2004, reflecting an effective income tax rate of 38.4% and 38.2%, respectively.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarter and six months ended December 31, 2005, the Company recorded $51,000 and $110,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiaries’ net income. For the quarter and six months ended December 31, 2004, the Company recorded $100,000 and $130,000, net of income tax, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The decrease in minority interest expense relates primarily to the purchase of the remaining OUI minority ownership during the first quarter of fiscal year 2006.

Net Income

The following table summarizes the Company’s net income:

	Period ended December 31,			Percentage	Percentage of Sales December 31,
	2005	2004	Difference	Change	2005	2004
	(In thousands)
Quarter	$9,250	$9,084	$166	1.8%	2.3%	2.5%
Six months	$18,584	$17,998	$586	3.3%	2.3%	2.5%

The increase in the amount of net income is attributable to the changes in operations discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash and cash equivalent balance totaled $10.9 million at December 31, 2005 compared to $8.6 million at June 30, 2005. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $244.3 million at December 31, 2005 from $221.5 million at June 30, 2005. The increase in working capital resulted primarily from a $34.6 million increase in the Company’s trade and notes receivable, a $12.7 million increase in inventories, and a $4.5 million reduction of short-term borrowings, offset principally by a $34.7 million increase in trade accounts payable. The increase in receivables and inventory is due to levels necessary to support worldwide growth of the Company.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables remained comparable at December 31, 2005 and June 30, 2005, at 55 and 51 days, respectively. The increase in DSO for the quarter ended December 31, 2005 is principally due to a change in mix of receivables on a geographic basis. In addition, in North America the Company is selling to more large customers and is allowing longer payment terms that previously were given to such customers when buying direct from manufacturers. Inventory turnover increased to 7.8 times in the quarter ended December 31, 2005 from 6.6 times in the quarter ended December 31, 2004 as a result of the Company’s conscious decision to manage inventory levels to attain return on invested capital targets.

Cash provided by operating activities was $11.8 million for the six months ended December 31, 2005 compared to $25.2 million of cash used in operating activities for the six months ended December 31, 2004. The increase in cash provided by operating activities was primarily attributable to the timing of vendor payments (in accordance with such terms) and working capital management.

Cash used in investing activities for the six months ended December 31, 2005 was $3.8 million, which included $2.5 million for capital expenditures and $1.3 million primarily for the purchase of additional ownership interest in the Company’s majority-owned subsidiary, Netpoint, and OUI. The Company’s capital expenditures included $1.1 million related to the expansion of the Memphis, Tennessee distribution center, as well as purchases of software, furniture and equipment.

Cash used in investing activities for the six months ended December 31, 2004 was $2.1 million, which included $1.6 million for capital expenditures and $521,000 primarily for additional ownership interest in the Company’s majority-owned subsidiary, Netpoint. The Company’s capital expenditures included $617,000 related to the expansion of the Memphis, Tennessee distribution center, as well as purchases of software, furniture and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at December 31, 2005 was 3.81%. The outstanding borrowings were $28.8 million on a total commitment of $130 million, leaving $101.2 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at December 31, 2005.

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

At December 31, 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2006, and is scheduled to mature on January 31, 2007. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 84% of the balance on the line, while the remaining 16% of the balance is guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At December 31, 2005, the effective interest rate was 6.25%. At December 31, 2005 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at December 31, 2005.

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

Cash used in financing activities for the six months ended December 31, 2005 totaled $5.4 million, including a $4.5 million decrease in short-term borrowings, $1.7 million in payments on long-term debt and payments of $1.4 million on advances under the Company’s credit facility, offset by $1.1 million in excess tax benefits from share-based payment arrangements and $1.1 million in proceeds from stock option exercises. Cash provided by financing activities for the six months ended December 31, 2004 totaled $27.8 million, including $27.0 million in advances under the Company’s credit facility and $1.2 million in proceeds from stock option exercises offset, in part, by $411,000 in payments on long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Income Statement for the quarter or six months ended December 31, 2004 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarters ended subsequent to the implementation date include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). During the quarter and six months ended December 31, 2005, the Company granted 14,000 share-based options. No modifications to existing share-based grants occurred during the quarter and six months ended December 31, 2005. Results for the quarter and six months ended December 31, 2004 have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter ended December 31, 2005 are $935,000 and $808,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. For the six months ended December 31, 2005, the Company’s income before income taxes and net income are $1,827,000 and $1,495,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended December 31, 2005 would have been $0.79 and $0.77, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.73 and 0.71, respectively. Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $1.58 and $1.54, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.47 and $1.42, respectively.

At December 31, 2005, the Company had approximately $4.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 1.3 years.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in FASB Statement No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts Statement No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of Statement 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact of this guidance, but does not believe the adoption of this FSP 123(R)-3 will have a material impact on financial position, results of operations or cash flows.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and six months ended December 31, 2005 would have resulted in an approximate $91,000 and $207,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At December 31, 2005, the Company had currency forward contracts outstanding with a net liability under these contracts of $28,000. At June 30, 2005, the Company had no currency forward contracts outstanding.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2005 and June 30, 2005, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 1, 2005. At the annual meeting, the shareholders (i) elected six directors who constitute all the directors continuing on the Board after the meeting, (ii) amended the Company’s 2002 Long-term Incentive Plan to increase the number of shares of Common Stock of the Company that may be issued under the plan from 400,000 to 800,000 shares, and (iii) ratified the appointment of independent auditors for fiscal 2006. Votes on each matter presented at the annual meeting were as follows:

(i) Election of directors:

	Number of Shares
Nominees	For	Withheld
Michael L. Baur	8,288,387	3,398,129
Steven R. Fischer	11,223,399	463,117
James G. Foody	11,225,524	460,992
Michael J. Grainger	11,223,194	463,322
Steven H. Owings	8,303,886	3,382,360
John P. Reilly	11,240,049	446,467

(ii) Proposal to amend the Company’s 2002 Long-term Incentive Plan to increase the number of shares of Common Stock of the Company that may be issued under the plan from 400,000 to 800,000 shares:

Number of Shares
For	8,916,478
Against	993,675
Abstain	10,446
Broker Non-Votes	1,765,917

(iii) Proposal to ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending June 30, 2006:

Number of Shares
For	11,635,557
Against	46,258
Abstain	4,701

Item 6. Exhibits

Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 06, 2006