Form 10-Q
period 2006-03-31
SCANSOURCE INC
filed 2006-05-05
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 02, 2006
Common Stock, no par value per share	12,830,040 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2006

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31, 2006	June 30, 2005*
Assets
Current assets:
Cash and cash equivalents	$16,877	$8,609
Trade and notes receivable:
Trade, less allowance of $13,552 at March 31, 2006 and $12,738 at June 30, 2005	256,582	215,190
Other	5,961	5,479
Inventories	219,981	178,917
Prepaid expenses and other assets	2,974	3,546
Deferred income taxes	10,283	10,227

Total current assets	512,658	421,968

Property and equipment, net	23,158	23,299
Goodwill	14,083	12,915
Other assets, including identifiable intangible assets	4,467	8,888

Total assets	$554,366	$467,070

*	Derived from audited financial statements at June 30, 2005.

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

	March 31, 2006	June 30, 2005*
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$248	$564
Short-term borrowings	—	4,478
Trade accounts payable	239,423	173,255
Accrued expenses and other liabilities	21,121	18,369
Income taxes payable	1,563	3,764

Total current liabilities	262,355	200,430
Deferred income taxes	—	1,008
Long-term debt	4,435	6,045
Borrowings under revolving credit facility	24,073	31,269
Other long-term liabilities	2,550	1,341

Total liabilities	293,413	240,093

Minority interest	810	1,092
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 12,828,457 and 12,665,076 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	71,698	65,381
Retained earnings	185,045	157,020
Accumulated other comprehensive income	3,400	3,484

Total shareholders’ equity	260,143	225,885

Total liabilities and shareholders’ equity	$554,366	$467,070

*	Derived from audited financial statements at June 30, 2005.

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands)

	Quarter ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net sales	$405,592	$355,060	$1,204,456	$1,087,899
Cost of goods sold	364,332	319,585	1,081,032	977,581

Gross profit	41,260	35,475	123,424	110,318

Operating expenses:
Selling, general and administrative expenses	26,134	22,093	77,415	67,515

Operating income	15,126	13,382	46,009	42,803

Other expense (income):
Interest expense	633	549	1,599	1,444
Interest income	(243)	(140)	(547)	(690)
Other, net	(118)	(199)	(228)	(452)

Total other expense (income)	272	210	824	302

Income before income taxes and minority interest	14,854	13,172	45,185	42,501
Provision for income taxes	5,398	4,771	17,035	15,972

Income before minority interest	9,456	8,401	28,150	26,529
Minority interest in income of consolidated subsidiaries, net of income tax expense of $37 and $29, respectively, and $72 and $45, respectively	15	61	125	191

Net income	$9,441	$8,340	$28,025	$26,338

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

(Continued)

	Quarter ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Per share data:
Net income per common share, basic	$0.74	$0.66	$2.20	$2.09

Weighted-average shares outstanding, basic	12,777	12,644	12,714	12,614

Net income per common share, assuming dilution	$0.72	$0.64	$2.13	$2.01

Weighted-average shares outstanding, assuming dilution	13,164	13,111	13,142	13,108

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$28,025	$26,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,154	3,755
Amortization of intangible assets	150	314
Allowance for accounts and notes receivable	2,442	2,812
Share-based compensation and restricted stock	2,893	—
Impairment of capitalized software	—	30
Deferred income tax (benefit)/expense	(1,563)	194
Excess tax benefits from share-based payment arrangements	(1,186)	—
Minority interest in income of subsidiaries	125	191
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(44,950)	(22,773)
Other receivables	(489)	983
Inventories	(40,916)	(11,475)
Prepaid expenses and other assets	556	(288)
Other noncurrent assets	4,738	(588)
Trade accounts payable	66,343	(1,234)
Accrued expenses and other liabilities	3,954	258
Income taxes payable	(1,042)	(724)

Net cash provided by (used in) operating activities	23,234	(2,207)

Cash flows used in investing activities:
Capital expenditures	(4,029)	(2,965)
Cash paid for business acquisitions	(1,348)	(521)

Net cash used in investing activities	(5,377)	(3,486)

Cash flows from financing activities:
Decreases in short-term borrowings, net	(4,478)	—
Advances (payments) on revolving credit, net	(6,414)	5,900
Exercise of stock options	2,303	2,102
Excess tax benefits from share-based payment arrangements	1,186	—
Repayments of long-term debt borrowings	(1,925)	(614)

Net cash (used in) provided by financing activities	(9,328)	7,388

Effect of exchange rate changes on cash and cash equivalents	(261)	38

Increase in cash and cash equivalents	8,268	1,733
Cash and cash equivalents at beginning of period	8,609	1,047

Cash and cash equivalents at end of period	$16,877	$2,780

See notes to condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2006 and June 30, 2005, the results of operations for the quarter and nine month periods ended March 31, 2006 and 2005 and the statement of cash flows for the nine month periods ended March 31, 2006 and 2005. The results of operations for the quarter and nine month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $35,419,000 and $19,119,000 as of March 31, 2006 and June 30, 2005, respectively, are included in accounts payable.

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

	Quarter ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Foreign exchange derivative contract (losses)/gains	$(98,000)	$1,000	$(138,000)	$(363,000)
Foreign currency transactional and remeasurement gains, net of losses	63,000	200,000	124,000	787,000

Net foreign currency transactional and remeasurement gains/(losses)	$(35,000)	$201,000	$(14,000)	$424,000

The Company had three currency forward contracts outstanding as of March 31, 2006 with a net liability under these contracts of $94,586. The amount is included in accrued expenses and other liabilities. The Company had no foreign currency derivative contracts outstanding as of June 30, 2005. The following table provides information about our outstanding foreign currency derivative financial instruments as of March 31, 2006:

	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount
British Pound Functional Currency
Forward contract - purchase British Pound, sell Euro	$5,304,389	($96,173)
Euro Functional Currency
Forward contract - purchase Euro, sell British Pound	$2,608,950	1,955
US Dollar Functional Currency
Forward contract - purchase US Dollar, sell Canadian Dollar	$2,142,245	($368)

Total		($94,586)

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

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of operating expenses as the related marketing expenses are incurred. EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) requires that the portion of these vendor funds in excess of our costs to be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. The Company recognized charges of $0 for the quarter and nine months ended March 31, 2006, and $0 and $30,000 for the quarter and nine months ended March 31, 2005, respectively, in operating expenses for the impairment of certain capitalized software for the North American distribution segment. This software was no longer functional based on operational needs.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 1, 2001, the Company discontinued the amortization of goodwill. During fiscal year 2005, the Company performed its annual test of goodwill to determine if there was impairment. This test included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s annual impairment testing under this pronouncement. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarter or nine months ended March 31, 2006.

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarter and nine months ended March 31, 2006 was $2.1 million and $6.2 million, respectively. Shipping revenue for the quarter and nine months ended March 31, 2005 was $1.5 million and $4.7 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters or nine months ended March 31, 2006 or 2005. Deferred advertising costs at March 31, 2006 and June 30, 2005 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such losses, net of gains, were $35,000 for the quarter ended March 31, 2006 and gains, net of losses were $201,000 for the quarter ended March 31, 2005. Such losses, net of gains, were $14,000 for the nine months ended March 31, 2006 and gains, net of losses, were $424,000 for the nine months ended March 31, 2005.

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

Share-Based Payment

At March 31, 2006, the Company has three stock-based employee compensation plans and a plan for its non-employee directors, which are more fully described in Note 7. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Income Statements for the quarter and nine months ended March 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter and nine months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). A grant of 131,200 and 145,200 options occurred during the quarter and nine months ended March 31, 2006, respectively. No share-based payment modifications occurred during such periods. Results for periods ended prior to July 1, 2005 quarter have not been restated.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the quarter and nine months ended March 31, 2006 are $973,000 and $2,800,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.81 and $0.78, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.74 and $0.72, respectively. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $2.39 and $2.31, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $2.20 and $2.13, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,186,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share for the quarter and nine months ended March 31, 2005 if the Company had applied the fair value recognition provisions to stock-based employee compensation for those periods.

	Quarter ended March 31,	Nine months ended March 31,
	2005	2005
Net income, as reported	$8,340,000	$26,338,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,094,000	2,128,000

Pro forma net income	$7,246,000	$24,210,000

Earnings per share:
Income per common share, basic, as reported	$0.66	$2.09

Income per common share, basic, pro forma	$0.57	$1.92

Income per common share, assuming dilution, as reported	$0.64	$2.01

Income per common share, assuming dilution, pro forma	$0.55	$1.85

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and nine months ended March 31, 2006, comprehensive income consisted of net income of the Company of $9.4 million and $28.0 million, respectively, and net translation adjustments of $423,000 and $(84,000), respectively. For the quarter and nine months ended March 31, 2005, comprehensive income consisted of net income of the Company of $8.3 million and $26.3 million, respectively, and net translation adjustments of $(237,000) and $245,000, respectively.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
Quarter ended March 31, 2006:
Income per common share, basic	$9,441,000	12,777,000	$0.74

Effect of dilutive stock options	—	387,000

Income per common share, assuming dilution	$9,441,000	13,164,000	$0.72

Nine months ended March 31, 2006:
Income per common share, basic	$28,025,000	12,714,000	$2.20

Effect of dilutive stock options	—	428,000

Income per common share, assuming dilution	$28,025,000	13,142,000	$2.13

Quarter ended March 31, 2005:
Income per common share, basic	$8,340,000	12,644,000	$0.66

Effect of dilutive stock options	—	467,000

Income per common share, assuming dilution	$8,340,000	13,111,000	$0.64

Nine months ended March 31, 2005:
Income per common share, basic	$26,338,000	12,614,000	$2.09

Effect of dilutive stock options	—	494,000

Income per common share, assuming dilution	$26,338,000	13,108,000	$2.01

For the quarter and nine months ended March 31, 2006, there were 242,631 and 267,817 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the quarter and nine months ended March 31, 2005, there were 16,000 and 7,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At March 31, 2006 and June 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at March 31, 2006 and June 30, 2005 was 4.10% and 3.87%, respectively. The outstanding borrowings at March 31, 2006 were $24.1 million on a total commitment of $130 million, leaving $105.9 million available for additional borrowings. At June 30, 2005, the outstanding borrowings were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at March 31, 2006 and June 30, 2005, respectively.

At March 31, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2006, and is scheduled to mature on January 31, 2007. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 84% of the balance on the line, while the remaining 16% of the balance is guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At March 31, 2006, the effective interest rate was 6.75%. At March 31, 2006 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at March 31, 2006.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) Short-term Borrowings and Long-term Debt

Short-term borrowings at June 30, 2005 consisted of an unsecured note payable of $4,478,000. Such note was paid during August 2005.

Long-term debt consists of the following at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; 5.39% and 3.89% variable interest rate, respectively at March 31, 2006 and June 30, 2005; maturing in fiscal year 2009 with a balloon payment of approximately $3,996,000	$4,683,000	$4,886,000
Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at June 30, 2005. This note was paid on December 30, 2005	—	1,511,000
Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.89% variable interest rate, as of June 30, 2005. This note was paid on February 8, 2006.	—	194,000
Capital leases for equipment with monthly principal payments ranging from $48 to $1,903 and effective interest rates ranging from 9.0% to 22.75% at June 30, 2005	—	18,000

	4,683,000	6,609,000
Less current portion	248,000	564,000

Long-term portion	$4,435,000	$6,045,000

The note payable secured by the distribution center contain certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibit the payment of dividends. The Company was in compliance with the various covenants at March 31, 2006 and June 30, 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Stock Options

At March 31, 2006, the Company has three stock-based compensation plans and a plan for its non-employee directors that are described below. The compensation cost charged to expense was $973,000 and $2,800,000, respectively, for the quarter and nine months ended March 31, 2006. The total income tax benefit recognized in the condensed consolidated income statement for share-based compensation arrangements for the quarter and nine months ended March 31, 2006 is $111,000 and $443,000, respectively. No compensation cost was capitalized as part of inventory and fixed assets for the quarter and nine months ended March 31, 2006.

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

•	The 1993 Incentive Stock Option Plan reserved 560,000 shares of common stock for issuance to key employees. The plan provides for three-year vesting of the options at a rate of 33% annually. The options are exercisable over 10 years, and options are not to be granted at less than the fair market value of the underlying shares at the date of grant. As of March 31, 2006, there were 7,889 shares available for grant under this plan. No change of control provisions exist for options outstanding under this plan.

•	The amended 1997 Stock Incentive Plan reserved 1,200,000 shares of common stock for issuance to officers, directors, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually. The term of each option is 10 years from the grant date. As of March 31, 2006, there were 19,670 shares available for grant under this plan. No change of control provisions exist for the options issued under this plan.

•	The 2002 Long-Term Incentive Plan (as amended at the 2005 Annual Meeting of Shareholders) reserved 800,000 shares of common stock for issuance to officers, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually, and provides a term of 10 years from the grant date. As of March 31, 2006, there were 280,180 shares available for grant under this plan. No change of control provisions exist for options under this plan.

•	Since 1993 the Company has compensated its non-employee directors with a grant of stock options issued at fair market value on the date following the annual meeting of shareholders. The stock option grants have had a term of 10 years and vesting period of six months after the date of grant. The 1993 Director Plan had 30,000 reserved shares remaining but not issued when it was replaced by the 1999 Director Plan. The 1999 Director Plan had 124,000 reserved shares remaining but not issued when it was replaced by the 2003 Directors Equity Compensation Plan (the “2003 Director Plan”), which reserved 125,000 shares of common stock. Under the 2003 Director Plan, the number of shares granted (rounded up to the nearest 100 shares) is calculated by dividing $200,000 by the average per share stock price of the common stock for the 30-day period immediately preceding the grant date. As of March 31, 2006, there were 84,200 shares available for grant under this plan. No change of control provisions exist for options outstanding under this plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula that uses assumptions determined at the date of grant. Grant of 131,200 and 145,200 options occurred during the quarter and nine months ended March 31, 2006. During the quarter and nine months ended March 31, 2005, grants of 143,200 and 155,900 options occurred. Options granted during the nine months ended March 31, 2006 use terms and fair value assumptions as follows: expected volatility of 40%, expected dividends of 0%, expected term of 5 years, and risk-free

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interest rate of 4.3% to 4.5%. Expected volatilities are based on implied volatilities from the Company’s stock prices. The Company uses historical data to estimate option exercise and termination within the valuation model. The expected term of options is derived from the output of the option valuation and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant. Compensation costs related to the outstanding grants are amortized on a straight-line basis over the vesting period of the option from the grant date to final vesting date using the fair value of the options.

A summary of option activity under the plans as of March 31, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2005	982,933	$27.74
Granted	145,200	55.47
Exercised	(171,654)	15.41
Forfeited	(9,816)	56.25

Outstanding at March 31, 2006	946,663	$33.94	6.38	$25,173

Vested or anticipated to vest in future, at March 31, 2006 (net of expected forfeitures of 27,801 shares)	918,862	$33.30	6.29	$25,019

Exercisable at March 31, 2006	668,648	$25.23	5.23	$23,623

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $3,268,000 and $1,446,000, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $7,221,000 and $4,384,000, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the nine months then ended, is presented below:

	Shares	Weighted -Average Grant Date Fair-Value
Nonvested at June 30, 2005	278,513	$29.54
Granted	145,200	23.13
Vested	(136,382)	27.04
Forfeited	(9,316)	32.45

Nonvested at March 31, 2006	278,015	$27.37

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average-grant-date fair value of 155,900 options granted during the nine months ended March 31, 2005 was $35.53.

At March 31, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the quarter and nine months ended March 31, 2006 is $3,523,000 and $3,681,000, respectively. The total fair value of shares vesting during the quarter and nine months ended March 31, 2005 is $1,936,000 and $2,692,000, respectively.

For the quarters ended March 31, 2006 and 2005, the number of options exercised for shares of common stock was 79,691 and 38,445, respectively. Cash received from option exercise under all share-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $1,207,000 and $895,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $61,000 and $9,000 for the quarters ended March 31, 2006 and 2005, respectively.

For the nine months ended March 31, 2006 and 2005, the number of options exercised for shares of common stock was 171,654 and 105,604, respectively. Cash received from option exercise under all share-based payment arrangements for the nine months ended March 31, 2006 and 2005 was $2,303,000 and $2,102,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $1,186,000 and $1,133,000 for the nine months ended March 31, 2006 and 2005, respectively.

The Company issues shares to satisfy the exercise of options.

(8) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2005, no impairment charge was recorded. As a result of adopting SFAS No. 142, no amortization of goodwill has been recorded. During the first quarter of fiscal year 2006, the Company acquired additional goodwill through the acquisition of an additional 8% of Netpoint and the remaining 12% interest in OUI. Changes in the carrying amount of goodwill and other intangibles assets for the nine months ended March 31, 2006, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2005	$5,746,000	$7,169,000	$12,915,000
Excess of cost over fair value of acquired net assets, net, and other	513,000	655,000	1,168,000

Balance as of March 31, 2006	$6,259,000	$7,824,000	$14,083,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Included within other assets are identifiable intangible assets as follows:

	As of March 31, 2006			As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$285,000	$53,000	$338,000	$234,000	$104,000
Debt issue costs	532,000	221,000	311,000	532,000	122,000	410,000
Non-compete agreements	—	—	—	425,000	425,000	—

Total	$870,000	$506,000	$364,000	$1,295,000	$781,000	$514,000

The customer lists are amortized using the straight-line method over a period of 5 years, which reflects the pattern in which the economic benefits of the assets are realized. The non-compete agreements are amortized over their contract life and the debt issue costs are amortized over the term of the credit facility by a method which approximates the effective interest method. Amortization expense for the quarter and nine months ended March 31, 2006 was $50,000 and $150,000, respectively. Amortization expense for fiscal years 2006, 2007, 2008 and 2009 is estimated to be approximately $200,000, $170,000, $133,000 and $11,000.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, and (iv) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 12,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarter and nine month periods ended March 31, 2006 and 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to approximately 4,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarter and nine month periods ended March 31, 2006 and 2005.

The Company evaluates segment performance based on operating income. Inter-segment sales consist of sales by the North American Distribution segment to the International Distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

	Quarter ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Sales:
North American distribution	$353,827,000	$315,697,000	$1,063,210,000	$976,339,000
International distribution	56,185,000	42,325,000	155,291,000	122,009,000
Less intersegment sales	(4,420,000)	(2,962,000)	(14,045,000)	(10,449,000)

	$405,592,000	$355,060,000	$1,204,456,000	$1,087,899,000

Depreciation and amortization:
North American distribution	$1,306,000	$1,267,000	$3,882,000	$3,670,000
International distribution	154,000	133,000	422,000	399,000

	$1,460,000	$1,400,000	$4,304,000	$4,069,000

Operating income:
North American distribution	$12,146,000	$13,004,000	$40,801,000	$41,391,000
International distribution	2,980,000	378,000	5,208,000	1,412,000

	$15,126,000	$13,382,000	$46,009,000	$42,803,000

Capital expenditures:
North American distribution	$1,107,000	$1,312,000	$3,218,000	$2,676,000
International distribution	467,000	76,000	811,000	289,000

	$1,574,000	$1,388,000	$4,029,000	$2,965,000

Assets for each business segment are summarized below:

	March 31, 2006	June 30, 2005
Assets:
North American distribution	$469,445,000	$395,124,000
International distribution	84,921,000	71,946,000

	$554,366,000	$467,070,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.3 million at June 30, 2005. As of March 31, 2006, the Company has paid approximately $765,000 leaving a liability of $564,000. The Company is disputing the entire $1.3 million assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

The Company has contractual obligations of approximately $5.4 million for the purchase of real property and renovations at March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended March 31,
	2006	2005	Difference	Percentage Change
	(In thousands)
North American distribution	$349,407	$312,735	$36,672	11.7%
International distribution	56,185	42,325	13,860	32.7%

Net sales	$405,592	$355,060	$50,532	14.2%

	Nine months ended March 31,
	2006	2005	Difference	Percentage Change
	(In thousands)
North American distribution	$1,049,165	$965,890	$83,275	8.6%
International distribution	155,291	122,009	33,282	27.3%

Net sales	$1,204,456	$1,087,899	$116,557	10.7%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarter and nine month periods ended March 31, 2006 and 2005. The 11.7% or $36.7 million increase in North American Distribution sales for the quarter ended March 31, 2006, as compared to the same period in the prior year, was due primarily to the reasons described below. The 8.6% or $83.3 million increase for the nine months ended March 31, 2006, as compared to the same period in the prior year, was due to favorable AIDC and communciation sales.

Sales of the AIDC and POS product categories for the North America distribution segment increased 7.8% as compared to the prior year quarter and 5.8% as compared to the prior year nine month period. The AIDC and POS businesses grew primarily through increased market share and an increase in the number of large resellers who had previously purchased direct from manufacturers. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales of that unit were immaterial for the quarter and nine month periods ended March 31, 2006.

Sales of communications products increased 16.5% as compared to the prior year quarter and 11.9% as compared to the prior year nine month period. Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise products (ECG), and Paracon, which distributes communications products, experienced sales growth due to new product lines and increased demand.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 32.7% or $13.9 million for the quarter

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ended March 31, 2006 and 27.3% or $33.3 million for the nine month period as compared to the same periods in the prior year. The increase in sales during the March 2006 quarter and nine month period was primarily attributable to larger deals in Mexico and in Europe by obtaining additional market share, recruiting new customers, additional geographic sales, and vendor support of a pan-European model. Sales during the quarter and nine months ended March 31, 2006 were negatively impacted by foreign exchange fluctuations of $3.7 million and $7.5 million, respectively. Without the foreign exchange fluctuations, the increase in sales for the quarter and nine months ended March 31, 2006 would have been $17.6 million or 41.5% and $40.8 million or 33.4%, respectively. Strong sales in Mexico supported Latin American growth during the March 2006 quarter. Normally, the third quarter is sequentially weak in Latin America.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended March 31,			Percentage Change	Percentage of Sales March 31,
	2006	2005	Difference		2006	2005
	(In thousands)
North American distribution	$33,173	$31,009	$2,164	7.0%	9.5%	9.9%
International distribution	8,087	4,466	3,621	81.1%	14.4%	10.6%

Gross profit	$41,260	$35,475	$5,785	16.3%	10.2%	10.0%

	Nine months ended March 31,				Percentage of Sales March 31,
	2006	2005	Difference	Change	2006	2005
	(In thousands)
North American distribution	$102,909	$97,033	$5,876	6.1%	9.8%	10.0%
International distribution	20,515	13,285	7,230	54.4%	13.2%	10.9%

Gross profit	$123,424	$110,318	$13,106	11.9%	10.2%	10.1%

North American Distribution

Gross profit for the North American distribution segment increased 7.0% or $2.2 million for the quarter ended March 31, 2006 and 6.1% or $5.9 million for the nine month period as compared to the same periods in the prior year. The increase in gross profit for the quarter and nine months ended March 31, 2006 is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American distribution segment decreased compared to the same periods in the prior year due to more large VAR sales who require fewer value added services.

International Distribution

Gross profit for the international distribution segment increased 81.1% or $3.6 million for the quarter ended March 31, 2006 and 54.4% or $7.2 million for the nine month period as compared to the same period in the prior year. The increase was primarily due to increased distribution sales volume.

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, increased for the quarter and nine month periods ended March 31, 2006 due primarily to the following: a more favorable product mix in Latin America, fewer low margin large deals in Latin America and Europe, and volume related benefits of vendor programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Period ended March 31,			Percentage Change	Percentage of Sales March 31,
	2006	2005	Difference		2006	2005
	(In thousands)
Quarter	$26,134	$22,093	$4,041	18.3%	6.4%	6.2%
Nine months	$77,415	$67,515	$9,900	14.7%	6.4%	6.2%

For the quarter ended March 31, 2006, operating expenses as a percentage of sales increased compared to the same period in the prior year. The increase is due principally to the recognition of $973,000 in compensation expense related to FASB Statement No. 123R, Share-Based Payment, during the quarter ended March 31, 2006, and increases in employee headcount, profit-sharing, and health insurance expenses.

The Company continues to invest in North America customer training and development programs for new technologies and vertical marketing (such as RFID Edge and Solution City) and its security business. In addition, the Company continues to invest in Europe and Latin America due to its growth potential. In Europe, the Company has expanded geographically, increased marketing, and increased employee headcount. With respect to its Latin American market, the Company has increased employee headcount in Miami and Mexico City in order to serve an expanding customer base and continues its expanded regional VAR training program.

For the nine months ended March 31, 2006, operating expenses as a percentage of sales increased compared to the same period in the prior year. The increase is due principally to the recognition of $2,800,000 in compensation expense related to the Company’s adoption of FASB Statement No. 123R, investing in its security business, growth geographically, growth in employee headcount, and investing in value-added services for customers. Pursuant to achieving internal goals during the nine months ended March 31, 2006, the Company recorded profit-sharing expense of $3.6 million compared to $2.8 million for the nine months ended March 31, 2005.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2006	2005			2006	2005
	(In thousands)
Quarter	$15,126	$13,382	$1,744	13.0%	3.7%	3.8%
Nine months	$46,009	$42,803	$3,206	7.5%	3.8%	3.9%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased 13.0% or $1.7 million for the quarter ended March 31, 2006 and 7.5% or $3.2 million for the nine month period ended March 31, 2006 as compared to the same periods in the prior year. The increases were a result of increased gross profit on higher sales volume and improved international gross profit margin percentages discussed above.

Operating income as a percentage of net sales decreased compared to the same periods in the prior year. The decrease in operating margins is primarily due to the impact of FASB Statement No. 123R, which more than offset the increased gross profit amounts discussed above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2006	2005			2006	2005
	(In thousands)
Interest expense	$633	$549	$84	15.3%	0.2%	0.2%
Interest income	(243)	(140)	(103)	73.6%	(0.1%)	0.0%
Net foreign exchange (gains) losses	35	(201)	236	(117.4%)	0.0%	(0.1%)
Other, net	(153)	2	(155)	(7750.0%)	0.0%	0.0%

Total other expense	$272	$210	$62	29.5%	0.1%	0.1%

	Nine months ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2006	2005			2006	2005
	(In thousands)
Interest expense	$1,599	$1,444	$155	10.7%	0.1%	0.1%
Interest income	(547)	(690)	143	(20.7%)	0.0%	(0.1%)
Net foreign exchange (gains) losses	14	(424)	438	(103.3%)	0.0%	0.0%
Other, net	(242)	(28)	(214)	764.3%	0.0%	0.0%

Total other expense	$824	$302	$522	172.8%	0.1%	0.0%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and nine months ended March 31, 2006 was $633,000 and $1,599,000, respectively. Interest expense for the quarter and nine months ended March 31, 2005 was $549,000 and $1,444,000, respectively. The increased expense during the nine months ended March 31, 2006 was due to higher interest rates on the Company’s line of credit over the prior year periods and customer programs.

Interest income for the quarter and nine months ended March 31, 2006 was $243,000 and $547,000, respectively. Interest income for the quarter and nine months ended March 31, 2005 was $140,000 and $690,000, respectively. The increase for the quarter is principally due to a customer program and the decrease for the nine months over the prior year is principally the result of a lower interest-bearing receivables balance.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange losses for the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

quarter and nine months ended March 31, 2006 were $35,000 and $14,000, respectively. Net foreign exchange gains for the quarter and nine months ended March 31, 2005 were $201,000 and $424,000, respectively. The change in foreign exchange gains and losses for the quarter and nine months ended March 31, 2006 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $5.4 million and $17.0 million for the quarter and nine months ended March 31, 2006, respectively, reflecting an effective income tax rate of 36.3% and 37.7%, respectively. Income tax expense was $4.8 million and $16.0 million for the quarter and nine months ended March 31, 2005, reflecting an effective income tax rate of 36.2% and 37.6%, respectively.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarter and nine months ended March 31, 2006, the Company recorded $15,000 and $125,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiaries’ net income. For the quarter and nine months ended March 31, 2005, the Company recorded $61,000 and $191,000, net of income tax, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The decrease in minority interest expense relates primarily to the purchase of the remaining OUI minority ownership during the first quarter of fiscal year 2006.

Net Income

The following table summarizes the Company’s net income:

	Period ended March 31,		Difference	Percentage Change	Percentage of Sales March 31,
	2006	2005			2006	2005
	(In thousands)
Quarter	$9,441	$8,340	$1,101	13.2%	2.3%	2.3%
Nine months	$28,025	$26,338	$1,687	6.4%	2.3%	2.4%

The increase in the amount of net income is attributable to the changes in operations discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash and cash equivalent balance totaled $16.9 million at March 31, 2006 compared to $8.6 million at June 30, 2005. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $250.3 million at March 31, 2006 from $221.5 million at June 30, 2005. The increase in working capital resulted primarily from a $41.4 million increase in the Company’s trade and notes receivable, a $41.1 million increase in inventories, and a $4.5 million reduction of short-term borrowings, offset principally by a $66.2 million increase in trade accounts payable. The increase in receivables and inventory is due to levels necessary to support worldwide growth of the Company.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables increased at March 31, 2006 and June 30, 2005, at 57 and 51 days, respectively. The increase in DSO for the quarter ended March 31, 2006 is due to a change in mix of receivables on a geographic basis. In addition, in North America the Company is selling to more large customers who previously purchased direct from manufacturers and are granting similar longer payment terms that previously were given to such customers. Inventory turnover increased to 7.1 times in the quarter ended March 31, 2006 from 6.2 times in the quarter ended March 31, 2005 as a result of the Company’s decision to manage inventory levels to attain return on invested capital targets.

Cash provided by operating activities was $23.2 million for the nine months ended March 31, 2006 compared to $2.2 million of cash used in operating activities for the nine months ended March 31, 2005. The increase in cash provided by operating activities was primarily attributable to the timing of vendor payments (in accordance with such terms) and working capital management.

Cash used in investing activities for the nine months ended March 31, 2006 was $5.4 million, which included $4.0 million for capital expenditures and $1.3 million primarily for the purchase of additional ownership interest in the Company’s majority-owned subsidiary, Netpoint, and OUI. The Company’s capital expenditures were primarily for purchases of equipment, software, and furniture.

Cash used in investing activities for the nine months ended March 31, 2005 was $3.5 million, which included $3.0 million for capital expenditures and $521,000 primarily for additional ownership interest in the Company’s majority-owned subsidiary, Netpoint. The Company’s capital expenditures included $1.1million related to the expansion of the Memphis, Tennessee distribution center, as well as purchases of software, furniture and equipment.

At March 31, 2006 and June 30, 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This facility has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at March 31, 2006 and June 30, 2005 was 4.10% and 3.87%, respectively. The outstanding borrowings at March 31, 2006 were $24.1 million on a total commitment of $130 million, leaving $105.9 million available for additional borrowings. At June 30, 2005, the outstanding borrowings were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its covenants at March 31, 2006 and June 30, 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2006, and is scheduled to mature on January 31, 2007. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 84% of the balance on the line, while the remaining 16% of the balance is guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At March 31, 2006, the effective interest rate was 6.75%. At March 31, 2006 there was no outstanding balance and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. Netpoint was in compliance with its covenant at March 31, 2006.

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

Cash used in financing activities for the nine months ended March 31, 2006 totaled $9.3 million, including a $4.5 million decrease in short-term borrowings, $1.9 million in payments on long-term debt and payments of $6.4 million on advances under the Company’s credit facility, offset by $1.2 million in excess tax benefits from share-based payment arrangements and $2.3 million in proceeds from stock option exercises.

Cash provided by financing activities for the nine months ended March 31, 2005 totaled $7.4 million, including $5.9 million in advances under the Company’s credit facility and $2.1 million in proceeds from stock option exercises offset, in part, by $614,000 in payments on long-term debt.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Income Statement for the quarter or nine months ended March 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarters ended subsequent to the implementation date include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). During the quarter and nine months ended March 31, 2006, the Company granted 131,200 and 145,200 share-based options and reduced its expected term to five years when estimating fair value. No modifications to existing share-based grants occurred during the quarter and nine months ended March 31, 2006. Results for the quarter and nine months ended March 31, 2005 have not been restated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 are $973,000 and $862,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. For the nine months ended March 31, 2006, the Company’s income before income taxes and net income are $2,800,000 and $2,357,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.81 and $0.78, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.74 and $0.72, respectively. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $2.39 and $2.31, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $2.20 and $2.13, respectively.

At March 31, 2006, the Company had approximately $6.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and nine months ended March 31, 2006 would have resulted in an approximate $121,000 and $328,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At March 31, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $95,000. At June 30, 2005, the Company had no currency forward contracts outstanding.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at March 31, 2006 and June 30, 2005, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement Addendum dated as of January 1, 2006 between Registrant and Jeffery A. Bryson.

10.2	Employment Agreement Addendum dated as of January 1, 2006 between Registrant and Robert S. McLain.

10.3	Employment Agreement Addendum dated as of March 31, 2006 between Registrant and Steven H. Owings.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 04, 2006