Form 10-K
period 2006-06-30
SCANSOURCE INC
filed 2006-09-01
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 000-26926

SCANSOURCE, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0965380
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 Logue Court
Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 288-2432

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 30, 2005 was $691,927,000, as computed by reference to the closing price of such stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2006
Common Stock, No par value per share	25,725,214 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2006 are incorporated by reference into Part II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	Business.

ScanSource, Inc. (the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit. See Note 12 to the consolidated financial statements of the Company for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

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

ScanSource sales unit vendors include most of the leading AIDC and POS manufacturers, including APG, Cherry Electrical, Cognitive Solutions, Datamax, Elo, Epson America, Hand Held Products, IBM, Intermec, Ithaca Peripherals, Magtek, Metrologic, MMF Cash Drawer, NCR, Pioneer, PSC, Sato, Symbol Technologies, and Zebra Technologies.

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data, video and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Enterprise Communications Group (ECG), Small Market Business Solutions (SMBS) and internet protocol (IP) products. Catalyst Telecom also markets products complementary to the Avaya product line from vendors including Extreme Networks, Juniper Networks, Plantronics, Polycom, and SpectraLink.

Paracon Sales Unit

The Paracon sales unit markets business communications systems – specifically converged communications and computer communication integration products from manufacturers including Intel and Vertical Communications. Converged communications products combine traditional voice technologies with data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet.

ScanSource Security Distribution Sales Unit

The ScanSource Security Distribution sales unit was launched in October 2004 with a focus on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes identification, access control, video surveillance, intrusion, and fire-related products, and vendors include Panasonic, Bosch, Datacard, Zebra, Fargo, DSC, HID, Keyscan, and Samsung.

International Distribution Segment

The Company’s international distribution segment markets AIDC and POS products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource sales unit of the North American distribution segment, with the addition of Datalogic.

The international distribution segment commenced operations in November 2001, when the Company acquired a majority interest in Netpoint International, Inc. (“Netpoint”), a Miami-based distributor of AIDC and POS equipment to the Latin American market. In January 2002, the Company commenced operations in Europe with the establishment of a warehouse and sales office in Belgium. In May 2002, the Company purchased ABC Technology Distribution (“ABC”), a distributor of AIDC and POS products based in the United Kingdom, allowing the Company to expand its European operations and expand its sales to former ABC customers in the United Kingdom. On January 1, 2003, ScanSource, Inc. sold its Mexico operations to Netpoint (part of the international distribution segment), a majority-owned subsidiary of the Company. In April 2005, the Company purchased Europdata Connect UK Ltd. (“EDC”), expanding its presence in the UK and the Netherlands. The Company has centralized its accounting, information technology and sales management in the Belgium headquarters location.

See Item 1A. “Risks Factors” below for a discussion of certain risks relating to the Company’s international operations.

Products and Markets

The Company currently markets over 40,000 products from approximately 150 hardware and software vendors to over 18,000 reseller customers primarily from its central warehouses in Tennessee, Florida, Mexico and Belgium.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as healthcare. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax, video conferencing, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, VoIP systems, PBX integration products and carrier-class board systems-level products. Electronic security products include identification, access control, surveillance, intrusion, and fire-related products.

See “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006 for a discussion of the amount of the Company’s net sales contributed by product categories.

Industry Overview

The distribution channels for specialty technology products generally consist of manufacturers, wholesale distributors such as ScanSource, resellers and end-users. The typical “sales channel” for specialty technology products typically evolves through a three-stage process: (i) direct sales by manufacturers to end-users; (ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end-users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sell only to resellers who, in turn, sell directly to end-users.

Currently, the technology products wholesale distribution channel is served by both broadline and specialty distributors. The broadline distributors are engaged primarily in conventional order fulfillment and typically offer their reseller customers less support and fewer value-added services than do specialty distributors. The specialty distributors that compete with ScanSource are smaller, both in terms of size and geographic area covered.

Competition among an expanding number of manufacturers typically causes product prices to decrease and product applications to expand, which has resulted in an increasing number of resellers entering the market in order to support a broader base of potential end-users. As the number of resellers and end-users has grown, competition among manufacturers and within the reseller channel has intensified. Because many specialty technology manufacturers develop products that represent only one part of a total solution, most products eventually are developed to provide interoperability among products from multiple manufacturers. As a result of interoperability, a variety of manufacturers’ products are typically configured together to create a system solution. Therefore, both manufacturers and resellers have become more dependent upon value added wholesale distributors such as ScanSource for the aggregation of products and reseller support services, as well as the organization and maintenance of an efficient market structure.

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

Customers

The Company’s reseller customers currently include over 18,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. No single customer accounted for more than 6% of the Company’s total net sales for fiscal 2006. The Company generally targets two types of reseller customers:

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

Sales and Electronic Commerce

The Company’s 228-member sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Belgium, France, Germany, the United Kingdom, and the Netherlands. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs several business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Operations

Information System

The Company’s information system is a scalable, centralized processing system capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information system for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company’s warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company’s information system. The customer service and technical support departments employ the system for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

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

Financial Services

The Company routinely offers competitive credit terms relative to the specific geographic area for qualified resellers and facilitates various third party financing options, including leasing, flooring, and other secured financing. The Company believes this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

Competition

The markets in which the Company operates, as identified above, are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. The Company’s competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers that sell to franchisees, third-party dealers and end-users. Certain of the Company’s current and potential competitors have greater financial, technical, marketing and other resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Such competition could also result in price reductions, reduced margins and loss of market share by the Company.

Competition has increased for our ScanSource and Catalyst Telecom sales units in the last three years as broadline and other value added distributors have entered into the specialty technology markets.

Employees

As of June 30, 2006, the Company had 916 employees located in North America, Latin America (including Mexico) and Europe, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

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

Acquisitions

On July 3, 2006, the Company acquired the assets of T2 Supply, LLC (“T2”) in a purchase transaction for cash. T2 is a distributor of video conferencing and telephony products from leading vendors such as Polycom and Plantronics, based in Lenexa, Kansas. See Note 16 to the consolidated financial statements of the Company for more information.

Risks Attendant to Forward Looking Statements

Certain of the statements contained in this PART I, Item 1 “Business” and, incorporated by reference, in PART II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risks” of this Annual Report on Form 10-K and the other documents and information incorporated herein that are not historical facts are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks of uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the factors discussed in Item 1A “Risk Factors” below.

Additional Information

The Company’s principal Internet address is www.scansource.com. The Company provides its annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all Securities and Exchange Commission (“SEC”) filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge on our website.

ITEM 1A.	Risk Factors.

It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the specialty technology logistics industry as a whole. The following risk factors (in addition to other possible factors not listed) could affect our actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by us.

Our success is highly dependent on our relationships with vendors and on product supply and availability.

Our future success is highly dependent on our relationships with vendors. Sales of products from our ten largest vendors accounted for approximately 85% of net sales for fiscal 2006. From time to time, we experience shortages in availability of some products from vendors. Our business is largely dependent upon the terms provided by our vendors. Our vendor agreements generally contain provisions for periodic renewals and for termination by the vendor without cause and typically upon short notice. Some of our vendor agreements require minimum purchase amounts or the maintenance of a representative assortment of the vendor’s full line of products. Such contract provisions could increase our working capital requirements.

As is typical in our industry, we receive volume discounts and certain credits for market development from most of our vendors. Any change in the availability of these discounts or credits or our failure to obtain vendor financing on satisfactory terms and conditions could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe our vendor relationships are good, there can be no assurance that our vendor relationships will continue as currently in effect. The loss or deterioration of our relationship with a major vendor, the authorization by vendors of additional wholesale distributors, a change in their strategy (such as increasing direct sales), the merging of significant manufacturers or change of control of a major vendor, the deterioration of a major vendor’s financial condition, the insolvency or bankruptcy of a vendor, the inability of a vendor to continue support of its products, or the failure by us to establish good relationships with major new vendors could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to compete successfully in a highly competitive market could affect our results of operation.

Please see the discussion regarding competition in Item 1 “Business” in this Annual Report on Form 10-K.

Our net sales and operating results may fluctuate quarterly.

Our net sales and operating results may fluctuate quarterly as a result of fluctuations in demand for our products and services, the introduction of new hardware and software technologies, the introduction of new services by us and our competitors, changes in manufacturers’ prices or price protection policies, changes in freight rates, disruption of warehousing or shipping channels, changes in the level of operating expenses, the timing of major marketing or other service projects, product supply shortages, inventory adjustments, changes in product mix, entry into new product markets, difficulty in maintaining margins, the economic position of our customers, and general competitive and economic conditions. In addition, a substantial portion of our net sales in each quarter results from orders booked in that quarter. Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

The value of our inventory may be adversely affected by market demands and our ability to manage our inventories.

Our business, like that of other wholesale distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers or by technological changes affecting the usefulness or desirability of our products inventory. Under the terms of most of our agreements and the policy of most manufacturers of specialty technology products, we have some price protection and stock rotation opportunities with respect to slow moving or obsolete inventory items. There can be no assurance, however, that, in every instance, we will be able to comply with all necessary conditions or successfully manage such price protection or stock rotation opportunities, if available. Also, these industry practices are sometimes not included in written agreements and do not protect us in all cases from declines in inventory value, excess inventory, or product obsolescence. There can be no assurance that manufacturers will continue such practices or that we will be able to successfully manage our existing and future inventories. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technology could have a material adverse effect on our business, financial condition, and results of operations.

Our business is affected by our ability to manage growth to enter new markets.

The growth of our business has required us to hire additional personnel and has increased our working capital requirements. Such growth has resulted in new and increased responsibilities for management and has placed a strain upon our management, operating, financial, and technical resources. We may also in the future require additional equity or debt financing to support our increased working capital needs in connection with any expansion of our business. Such financing may not be available on terms that are favorable to us, if at all. Also crucial to our success is our ability to achieve additional economies of scale in order to sustain our operating margins. There can be no assurance that we will be able to attract or retain competent personnel and improve our operational status, obtain adequate working capital or achieve the needed economies of scale. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Our growth strategy continues to anticipate the entry into new product markets. Expansion of our existing product markets or entry into new product markets could divert the use of our resources and systems, require additional resources that might not be available, result in new or more intense competition, require longer implementation times or greater start-up expenditures than anticipated, or otherwise fail to achieve the desired results in a timely fashion, if at all. Our ability to successfully manage our growth will require continued enhancement of our operational, management and financial resources and controls. Our failure to effectively manage our growth could have a material adverse effect on our business, financial condition, and results of operations.

We have made and expect to continue to make strategic acquisitions which could disrupt our business and have an adverse effect on our operating results.

We have in the past pursued, and may pursue in the future, from time to time, strategic or opportunistic acquisitions of companies that either complement or expand our existing business. As a result, we may evaluate potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and uncertainties, including expansion into new geographic markets and business areas, the requirement to understand local business practices, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the possible requirement to upgrade the acquired companies’ management information systems to our standards, the logistical difficulties inherent in expanding into new geographic markets and business areas, potential adverse short-term effects on our operating results and the amortization or impairment of any acquired intangible assets.

We are subject to risks relating to our centralized functions.

We currently distribute products in North America from a single warehouse located in Memphis, Tennessee (with corresponding arrangements for our Latin American and European markets) and manage most of our operations through a single information system based in Greenville, South Carolina. Repair, replacement, or relocation of such centralized functions could be costly or untimely. Although we have business interruption insurance, an uninsurable loss from electrical or telephone failure, fire or other casualty, or other disruption could have a material adverse effect on our business, financial condition, and results of operations. Our use of single warehouses to serve North America, Latin America, and Europe also makes us more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed warehouse sites. Losses in excess of insurance coverage, an uninsurable loss, or changes in freight rates could have a material adverse effect on our business, financial condition, and results of operations.

We are highly dependent on our internal information systems and a failure of these systems could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. There can be no assurance that our information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our information systems, that we will be able to convert to new systems efficiently, that we will be able to integrate new programs effectively with our existing programs, or that the information systems of acquired companies will be sufficient to meet our standards or can be successfully converted into an acceptable information system on a timely and cost-effective basis. Any of such problems could have an adverse effect on our business.

The success of our business is largely dependent on our senior management.

Our success is largely dependent on the skills, experience and efforts of our senior management, particularly including, but not limited to, Michael L. Baur, our Chief Executive Officer and President. We have obtained a “key person” insurance policy on the life of Mr. Baur in the amount of $10 million. The loss of services of Mr. Baur or one or more members of our senior management team could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on third-party shippers for the delivery of a majority of our products.

We presently ship the majority of our products from our centralized warehouses by FedEx, United Parcel Service and certain other shipping companies. We also receive the majority of our products by commercial carriers, FedEx, DHL, United Parcel Service and certain other shipping companies. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption, or any other reason), could have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis.

We have credit exposure to our reseller customers and negative trends in their businesses could increase our credit risk.

As a marketing enhancement, we offer unsecured and secured credit terms for qualified resellers. Historically, we have not experienced losses from write-offs materially in excess of established reserves. As we grow our international and communications businesses, typical customer credit terms tend to be longer, and therefore may create more credit risk. While we evaluate resellers’ qualifications for credit and monitor our extensions of credit, defaults by resellers in timely repayment of these extensions of credit could have a material adverse effect on our business, financial condition, and results of operations.

Our global operations expose us to risks associated with international activities.

Our international operations are subject to a variety of risks such as the imposition of governmental controls, currency devaluations, export license requirements, restrictions on the export of certain technology, dependence on third party freight forwarders and the third party warehouse in Europe, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices. As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. These factors could have a material adverse effect on our business, financial condition, and results of operations.

Because we conduct business in countries outside of the United States, we are exposed to fluctuations in foreign currency exchange rates. Exchange rate fluctuations may cause our international revenues to fluctuate significantly when reflected in U.S. dollar terms.

Our stock price could be volatile.

The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, general market movements, and other events or factors. In addition, in recent years the stock markets in general, and technology-related stocks in particular, have experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock.

The inability to make accurate forecasts could adversely affect our results of operations.

The forecasts of volume and timing of orders are based on many factors and subjective judgments, and we cannot assure that the forecasts are accurate. We make many management decisions on the basis of our forecasts, including the hiring and training of personnel, which represents a significant portion of our overall expenses. Thus, the failure to generate revenue according to expectations could have a material adverse effect on our results of operations.

Changes in accounting rules could have an adverse effect on our results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board, and the SEC, who create and interpret appropriate accounting standards. When new accounting rules are issued, we may need to implement changes to our accounting policies. A change from current accounting standards could have a significant adverse effect on our results of operations.

Exposure to terrorist attacks, military actions, and war could negatively affect our operations.

Future terrorist or military actions, in the U.S. or abroad, could result in destruction or seizure of our assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, and/or other disruptions in our business, which could directly, or indirectly through reduced demand, adversely affect our operations.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property which it sublets. The Company owns a 231,000 square foot portion of the distribution center in Memphis, Tennessee, and leases another 136,000 square foot portion. The Company leases 22,000 square feet of office and distribution center space in Miami, Florida, 11,000 square feet of office and distribution center space in Mexico City, Mexico, 55,000 square feet of office and distribution space in Brussels and Liege, Belgium, and 5,000 square feet of office space in Mendota Heights, Minnesota. The Company also leases small sales offices of 6,000 square feet or less in each of Norcross, Georgia; Williamsville, New York; Bellingham, Washington; Tempe, Arizona; Toronto, Canada; Vancouver, Canada; Bad Homburg, Germany; Hull, England; Crawley, England; Olivet, France; and Eindhoven, Netherlands. Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

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

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the sections entitled “Market for the Registrant’s Common Stock and Related Shareholder Matters” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006.

ITEM 6.	Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) of this Form 10-K are incorporated herein by reference to the corresponding sections of the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K and related Report of Independent Registered Public Accounting Firm are included in this report on pages F-1 and F-2.

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

Management’s Report

Management’s report and the report of the Company’s independent registered public accounting firm on internal control over financial reporting are incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006, which is attached as Exhibit 13.1 hereto.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the close of its fiscal year ended June 30, 2006, a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Company’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2006.

ITEM 11.	Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2006.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2006.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated by reference to the information presented under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Registered Public Accounting Firm’s Report are incorporated herein by reference from the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2006:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Income Statements for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2)

Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Report of Independent Registered Public Accounting Firm for the years ended June 30, 2006, 2005 and 2004 are presented on pages F-1 and F-2.

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

September 1, 2006

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. FOODY James G. Foody	Chairman of the Board	September 1, 2006

/s/ MICHAEL L. BAUR Michael L. Baur	President, Chief Executive Officer and Director (principal executive officer)	September 1, 2006

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	September 1, 2006

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	September 1, 2006

/s/ MICHAEL J. GRAINGER Michael J. Grainger	Director	September 1, 2006

/s/ JOHN P. REILLY John P. Reilly	Director	September 1, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ScanSource, Inc.

We have audited the consolidated financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2006 and 2005, and for each of the three years in the period ended June 30, 2006, and have issued our report thereon dated August 25, 2006; such financial statements and report are included in the 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 25, 2006

F-1

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions(A)	Recoveries And Other Additions	Balance at End of Period
Valuation account for trade and notes receivable:

Year ended June 30, 2004	$10,423	4,030	(3,577)	817	$11,693

Trade and current note receivable allowance					$9,725

Long-term note allowance					$1,968

Year ended June 30, 2005	$11,693	3,371	(2,974)	699	$12,789

Trade and current note receivable allowance					$12,738

Long-term note allowance					$51

Year ended June 30, 2006	$12,789	3,386	(3,394)	1,244	$14,025

Trade and current note receivable allowance					$14,008

Long-term note allowance					$17

(A)	Reductions amounts represent write-offs for the years indicated. For the years ended June 30, 2005, reductions also includes approximately $.9 million reclassified to other liabilities. For the year ended June 30, 2006, reductions includes approximately $2.8 million payables to customers which was reclassified to other liabilities, net of returns allowance of $2.0 million reclassified from inventory.

F-2

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2004).

3.2	Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

4.1	Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.1 †	1993 Incentive Stock Option Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.2 †	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.3 †	Stock Option Agreement dated March 19, 1997 covering options granted to Paige Rosamond. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.4*†	2002 Long Term Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement.

10.5 †	Non-Employee 2003 Director’s Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2003).

10.6 †	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the SEC on January 11, 2005).

10.7 †	Employment Agreement dated as of October 18, 2002 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.8 †	Employment Agreement dated as of January 1, 2004 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

10.9 †	Employment Agreement dated as of September 30, 2004 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.10 †	Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.11 †	Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.12 †	Amended and Restated Employment Agreement dated as of May 1, 2005 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2005).

10.13 †	Employment Agreement dated as of October 13, 2005 between the Registrant and Richard P. Cleys. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

E-1

10.14 †	Employment Agreement dated as of October 13, 2005 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.15 †	Employment Agreement Addendum dated as of January 1, 2006 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.16 †	Employment Agreement Addendum dated as of January 1, 2006 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.17 †	Employment Agreement Addendum dated as of March 31, 2006 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.18 †	Nonqualified Deferred Compensation Plan effective July 1, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.19	Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., 4100 Quest, LLC and ChannelMax, Inc., Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2001).

10.20	First Amendment dated as of June 15, 2002 to Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., 4100 Quest, LLC and ChannelMax, Inc., Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.21	Second Amendment dated as of October 31, 2002 to Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., 4100 Quest, LLC and ChannelMax, Inc., Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002).

10.22	Third Amendment dated as of August 6, 2003 to Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., 4100 Quest, LLC and ChannelMax, Inc., Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.23	Loan Agreement dated as of July 28, 2000, by and between Branch Banking and Trust Company of South Carolina, 4100 Quest, LLC., and ScanSource, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.24	Amended and Restated Loan and Security Agreement dated November 10, 2000, effective as of September 30, 2000, by and among ScanSource, Inc., Branch Bank and Trust Company of South Carolina and 4100 Quest, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.25	Amended and Restated First Amendment to Loan Agreement dated and effective as of July 31, 2003, by and among 4100 Quest, LLC, ChannelMax, Inc., ScanSource, Inc., and Branch Bank and Trust Company of South Carolina. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2003).

10.26	Fourth Amendment dated as of October 8, 2003 to Credit Agreement dated as of July 26, 2001 among ScanSource, Inc., 4100 Quest, LLC and ChannelMax, Inc., Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank and Branch Banking and Trust Company of South Carolina, as Agent. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.27	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as

E-2

Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

10.28	First Amendment dated as of May 13, 2005 to Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2005).

10.29	Agreement for Purchase and Sale dated as of September 22, 2005 between the Registrant’s wholly owned subsidiary, Logue Court Properties, LLC, and Robert W. Bruce, and Camperdown Company, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.30 *	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks.

13.1*	The Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2006.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-3