Form 10-K/A
period 2006-06-30
SCANSOURCE INC
filed 2007-06-18
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

ScanSource, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Original Filing”) to restate the consolidated balance sheets of June 30, 2006 and June 30, 2005; the consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006, June 30, 2005 and June 30, 2004; and related disclosures. The impact of the restatements on periods prior to 2004 has been reflected as an adjustment to retained earnings as of June 30, 2003 in the accompanying consolidated statements of stockholders’ equity. This Form 10-K/A also includes the restatement of the selected consolidated financial data as of and for our 2002 through 2006 fiscal years, which are included in Part II, Item 6 of this Form 10-K/A, and the unaudited quarterly financial data for each of the fiscal quarters in the years ended June 30, 2006 and June 30, 2005, which are included in Part II, Item 8 of this Form 10-K/A. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options and Note 1A of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A for more information regarding the background and circumstances for the revisions to our previously issued financial statements.

As previously reported, on October 8, 2006, a newspaper article raised questions about the Company’s prior grants of stock options. On October 9, 2006, the Company’s Board of Directors formed a Special Committee to independently review the Company’s stock option grant practices and related accounting issues. The Committee’s review took approximately three months to complete.

Also as previously reported, on January 15, 2007, the Special Committee reported its findings and recommended that management determine the accounting impact of the findings on its previously filed consolidated financial statements. For further information regarding the Special Committee’s findings and resulting accounting adjustments, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options and Note 1A of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A. The Company reviewed its accounting treatment of stock option grants from 1994 to 2006, as recommended and concluded that measurement dates for accounting under APB Opinion No. 25 differed from the original dates used to account for the grant transactions. The Company’s management determined that an amount of $5.3 million of additional compensation expense should be recorded for the fiscal periods from 1995 to 2006 as a result of such differences. In addition to the $5.3 million of additional compensation, there is also an additional expense associated with payroll taxes of $1.6 million related to exercises of stock options for the same period. Finally, because the Company receives a tax deduction upon the exercise of employee stock options that were granted in the money, it has recognized an income tax benefit of $1.7 million, resulting in a cumulative after tax adjustment to reduce net income over the period 1995 to 2006 by $ 5.3 million.

As part of the restatement process resulting from the review of our stock option granting practices, we assessed generally whether there were other matters which should be corrected in our previously issued financial statements. We concluded that two additional errors should be corrected, the aggregate adjustments for which, decreased net income by $25,000. For the fiscal year ended June 30, 2006, net income decreased $0.3 million; for fiscal year ended June 30, 2005, net income increased $0.7 million; for fiscal year ended June 30, 2004, net income decreased $0.3 million; and for fiscal year 2003 and prior fiscal years, net income decreased $0.1 million. Accordingly, diluted net income per share changed by $(0.01), $0.03 and $(0.01), respectively for the years ended June 30, 2006, June 30, 2005 and June 30, 2004. These two adjustments also resulted in $115,100 cumulative adjustment reducing retained earnings as of July 1, 2003. All such restatement adjustments had no impact on reported net cash flow.

When reflecting both the restatement for stock options and other matters, diluted net income per share changed by $0.00, $0.00 and $(0.03), respectively for the years ended June 30, 2006, June 30, 2005 and June 30, 2004. For more information concerning these matters, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 1A to Notes to Consolidated Financial Statements.

Based on guidance recently issued by the Division of Corporation Finance of the SEC relating to the filing of restated financial statements as a result of errors in the accounting for employee stock options, we have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superceded by the information in this Form 10-K/A, and the FY2007 Form 10-Qs. Form 10-Q filings for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007 will reflect restated quarterly results for prior periods. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restatement related to stock options and Note 1A of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A for more information regarding the restatement of our previously issued financial statements and the background and circumstances therefor.

2 of 98

For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the original Annual Report on Form 10-K in its entirety (other than Part III thereof, which was incorporated by reference therein to the Company’s Proxy Statement filed with the SEC on October 26, 2006), as amended to reflect the restatement. All of the information on this Form 10-K/A is as of June 30, 2006 (unless explicitly identified as of another date) and does not reflect events or circumstances that may have occurred after the Original Filing or otherwise update disclosures except with respect to the restatement and related matters in the followings sections:

PART I
Item 1A – Risk Factors
Item 3 – Legal Proceedings

PART II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6 – Selected Financial Data
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8 – Financial Statements and Supplementary Data
Item 9A – Controls and Procedures

PART IV
Item 15 – Exhibits, Financial Statement Schedules

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-K/A includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2. Except for exhibits referenced in the preceding sentence and Exhibit 23.1 filed herewith, exhibits included in Item 15 of this report are as of June 30, 2006.

3 of 98

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

ScanSource sales unit vendors include most of the leading AIDC and POS manufacturers, including APG, Cherry Electrical, Cognitive Solutions, Datamax, Elo, Epson America, Hand Held Products, IBM, Intermec, Ithaca Peripherals, Magtek, Metrologic, MMF Cash Drawer, NCR, Pioneer, PSC, Sato, Symbol Technologies / Motorola, and Zebra Technologies.

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

Paracon Sales Unit

The Paracon sales unit markets business communications systems – specifically converged communications and computer communication integration products from manufacturers including Intel “subsequently Dialogic” and Vertical Communications. Converged communications products combine traditional voice technologies with data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet.

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

4 of 98

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

5 of 98

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

6 of 98

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

7 of 98

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

Risks Attendant to Forward Looking Statements

Certain of the statements contained in this PART I, Item 1 “Business” and in PART II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risks” of this Annual Report on Form 10-K and the other documents and information incorporated herein that are not historical facts are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks of uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the factors discussed in Item 1A “Risk Factors” below.

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

8 of 98

Matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s consolidated financial statements may result in additional litigation and governmental enforcement actions and may have an adverse effect on our results of operations.

Matters related to the investigation by the Special Committee, and related activities, as described in more detail in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options and Note 1A to the Notes to Consolidated Financial Statements included Part II, Item 8 of this Form 10-K/A, have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, have to some extent taken management’s time and attention, and could in the future harm the Company’s business, financial condition, results of operations and cash flows.

These matters and the restatement of prior financial statements have also exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, “Legal Proceedings”, two derivative complaints have been filed against certain current and former officers and directors of the Company and nominally against the Company pertaining to allegations relating to stock option grants. The Company has also voluntarily provided the information concerning the Special Committee review to the SEC and the Department of Justice, and in that regard the Company has responded to informal requests for documents and additional information. The Company intends to continue full cooperation with these inquiries. No assurance can be given regarding the outcomes from litigation, or regulatory or governmental proceedings relating to the Company’s past stock option grant practices. The resolution of these matters will be time consuming and expensive, and may distract management from the conduct of the Company’s business. If the Company is subject to adverse findings in litigation or regulatory proceedings or governmental proceedings, it could be required to pay damages or penalties or have other remedies imposed, which could harm its business, financial condition, results of operations and cash flows.

In November 2006, the Company received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of the Company’s Form 10-Q for the quarter ended September 30, 2006, the Company was not in compliance with the filing requirements for continued listing as set forth in NASDAQ Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Stock Market. (It subsequently received similar letters as a result of the delay in filing its Form 10-Q’s for the quarters ended December 31, 2006 and March 31, 2007.) On February 15, 2007, the NASDAQ Listing Qualifications Panel granted the Company’s request for continued listing, subject to the Company becoming current in its periodic reports and filing any required restatements with the SEC by May 16, 2007. On May 15, 2007, the Company was notified that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) had called for review and stayed the delisting of the Company’s common stock from The NASDAQ Stock Market. Accordingly, the Company’s common stock continues to be listed on The NASDAQ Stock Market pending review by the Listing Council and the Company’s becoming current in its filings.

We believe this Form 10-K/A, and the quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 that are being filed concurrently with this report, correct the accounting errors arising from our past stock option practices and remedy the Company’s non-compliance with NASDAQ Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance review and notification of the Company. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the derivative litigation or through other means. A further revision of our financial statements could result in delays in filing subsequent SEC reports, which could in turn result in the delisting of the Company’s common stock from The NASDAQ Stock Market.

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

9 of 98

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

Please see the discussion regarding competition in Item 1 “Business” in this Annual Report on Form 10-K/A.

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

10 of 98

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

11 of 98

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the SEC, who create and interpret appropriate accounting standards. When new accounting rules are issued, we may need to implement changes to our accounting policies. A change from current accounting standards could have a significant adverse effect on our results of operations.

Exposure to terrorist attacks, military actions, and war could negatively affect our operations.

Future terrorist or military actions, in the U.S. or abroad, could result in destruction or seizure of our assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, and/or other disruptions in our business, which could directly or indirectly through reduced demand, adversely affect our operations.

12 of 98

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

On November 21, 2006, a purported stockholder filed a derivative lawsuit in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, asserting causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. It seeks relief in the form of an accounting, rescission, unspecified money damages, disgorgement, attorneys’ fees, fees and expenses and other relief. On April 2, 2007 the Court appointed the plaintiff as lead plaintiff and ordered that any later actions filed in the same Court and that relate to the same facts shall be consolidated. Our response, including a motion to dismiss the lawsuit, is currently due on July 11, 2007.

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff. Our response, including a motion to dismiss the lawsuit, is currently due July 11, 2007. The derivative lawsuits are in a preliminary stage and the Company believes that it is taking appropriate actions regarding both derivative lawsuits.

For more information concerning the review by the Special Committee of the Board of Directors of the Company’s stock option grant practices and the findings and recommendations of the Special Committee see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is also continuing voluntarily to provide information to the SEC and the Department of Justice in connection with the Special Committee’s review.

On March 12, 2007 the Company’s insurance carrier, subject to a reservation of rights, provided a preliminary position on coverage for the first derivative claim in which the carrier indicated that the lawsuit allegations appear to constitute a claim within coverage of the Company’s insurance policy. The carrier continues to assess coverage of this matter.

On April 13, 2007, the Company provided notice to the insurance carrier of the second action. The insurance carrier is reviewing the second action and assessing coverage for the matter. The carrier has

13 of 98

indicated, however, that its coverage position with regard to the second action will be consistent with the first; i.e., that the allegations of the second derivative lawsuit appear to constitute a claim within the coverage of the Company’s insurance policy. The carrier has not recognized as within coverage the costs, fees and expenses incurred for the work related to the Special Committee at this stage. The Company is evaluating its alternatives to address its coverage claim position.

The Company or its subsidiaries are, from time to time, parties to other lawsuits arising out of operations. Although there can be no assurance in this regard, based upon information known to the Company, the Company does not believe that any liability resulting from an adverse determination of such other lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is quoted on The NASDAQ Global Select Market under the symbol “SCSC.” The Company has never paid or declared a cash dividend since inception and the Board of Directors does not intend to institute a cash dividend policy in the foreseeable future. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is prohibited. Effective June 5, 2006, the Board of Directors of the Company approved a two-for-one stock split of the common stock effected in the form of a 100% common stock dividend. The effect of the stock split has been recognized retroactively in all share and per share data. On August 23, 2006, there were approximately 15,000 recorded and known beneficial holders of the Company’s common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2006
First quarter	$26.05	$21.16
Second quarter	30.80	23.88
Third quarter	30.48	26.65
Fourth quarter	31.62	26.33

Fiscal Year 2005
First quarter	$34.41	$25.34
Second quarter	37.35	29.75
Third quarter	34.10	25.14
Fourth quarter	27.75	20.81

See Item 1A. Risk Factors – “Matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s consolidated financial statements may result in additional litigation and governmental enforcement actions and have an adverse effect on our results of operations,” for information concerning the Company’s continued listing on The NASDAQ Stock Market.

14 of 98

ITEM 6.	Selected Financial Data.

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis” and ScanSource, Inc.’s (the “Company”) consolidated financial statements and related notes thereto included elsewhere in this annual report. The following consolidated financial data has been restated as set forth in this Form 10-K/A. The information presented has been adjusted to reflect the restatement of our financial results as more fully described in Note 1A of the consolidated financial statements included elsewhere in this Form 10-K/A.

15 of 98

The following statement of income data and balance sheet data were derived from the Company’s consolidated financial statements.

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2006 As Reported	Restatement Adjustments	Audit Adjustments	2006 restated(1)	2005 As Reported	Restatement Adjustments	Audit Adjustments	2005 restated(1)
Net sales	$1,665,600	$—	$—	$1,665,600	$1,469,094	$—	$—	$1,469,094
Cost of goods sold	1,497,248	—	—	1,497,248	1,319,368	—	—	1,319,368

Gross profit	168,352	—	—	168,352	149,726	—	—	149,726

Operating expenses:
Selling, general and administrative expenses	104,759	(82)	365	105,042	90,977	1,158	(1,165)	90,970

Total operating expenses	104,759	(82)	365	105,042	90,977	1,158	(1,165)	90,970

Operating income	63,593	82	(365)	63,310	58,749	(1,158)	1,165	58,756

Other expense (income):
Interest expense	2,187	—	—	2,187	2,127	—	—	2,127
Interest income	(567)	—	—	(567)	(863)	—	—	(863)
Other, net	(111)	—	168	57	(466)	—	53	(413)

Total other expense	1,509	—	168	1,677	798	—	53	851

Income before income taxes and minority interest	62,084	82	(533)	61,633	57,951	(1,158)	1,112	57,905

Provision for income taxes	21,750	29	(187)	21,592	21,928	(340)	422	22,010

Income before minority interest	40,334	53	(346)	40,041	36,023	(818)	690	35,895

Minority interest in income of consolidated subsidiaries, net of income taxes	225	—	—	225	291	—	—	291

Net income	$40,109	$53	$(346)	$39,816	$35,732	$(818)	$690	$35,604

Per share data:

Net income per common share, basic	$1.57	$—	$(0.01)	$1.56	$1.41	$(0.03)	$0.03	$1.41

Net income per common share, assuming dilution	$1.53	$—	$(0.01)	$1.53	$1.37	$(0.03)	$0.03	$1.37

Weighted-average shares outstanding, basic	25,491	—	—	25,491	25,254	—	—	25,254

Weighted-average shares outstanding, assuming dilution	26,139	(105)	—	26,034	26,019	(92)	—	25,927

(1)	See Note 1A, Notes to Consolidated Financial Statements

16 of 98

	Fiscal Year Ended June 30,
(In thousands, except per share data)	2004 As Reported	Restatement Adjustments	Audit Adjustments	2004 restated(1)	2003 As Reported	Restatement Adjustments	Audit Adjustments	2003 restated(1)
Net sales	$1,192,090	$—	$—	$1,192,090	$991,194	$—	$—	$991,194
Cost of goods sold	1,060,310	—	—	1,060,310	879,311	—	—	879,311

Gross profit	131,780	—	—	131,780	111,883	—	—	111,883

Operating expenses:
Selling, general and administrative expenses	82,524	666	411	83,601	71,359	1,426	185	72,970

Total operating expenses	82,524	666	411	83,601	71,359	1,426	185	72,970

Operating income	49,256	(666)	(411)	48,179	40,524	(1,426)	(185)	38,913

Other expense (income):
Interest expense	1,159	—	—	1,159	2,063	—	—	2,063
Interest income	(558)	—	—	(558)	(1,194)	—	—	(1,194)
Other, net	(164)	—	(5)	(169)	501	—	—	501

Total other expense	437	—	(5)	432	1,370	—	—	1,370

Income before income taxes and minority interest	48,819	(666)	(406)	47,747	39,154	(1,426)	(185)	37,543

Provision for income taxes	18,700	(57)	(154)	18,489	16,050	(290)	(70)	15,690

Income before minority interest	30,119	(609)	(252)	29,258	23,104	(1,136)	(115)	21,853

Minority interest in income of consolidated subsidiaries, net of income taxes	137	—	—	137	530	—	—	530

Income before extraordinary gain

Extraordinary gain, net of taxes

Net income	$29,982	$(609)	$(252)	$29,121	$22,574	$(1,136)	$(115)	$21,323

Per share data:

Net income per common share, basic	$1.20	$(0.02)	$(0.01)	$1.17	$0.94	$(0.05)	$—	$0.89

Net income per common share, assuming dilution	$1.16	$(0.02)	$(0.01)	$1.13	$0.91	$(0.04)	$—	$0.87

Weighted-average shares outstanding, basic	24,970	—	—	24,970	24,026	—	—	24,026

Weighted-average shares outstanding, assuming dilution	25,904	(129)	—	25,775	24,698	(123)	—	24,575

(1)	See Note 1A, Notes to Consolidated Financial Statements

17 of 98

(in thousands, except per share data)	2002 As Reported	Restatement Adjustments	Audit Adjustment	2002 restated(1)
Net sales	$841,887	$—	$—	$841,887
Cost of goods sold	750,310	—	—	750,310

Gross profit	91,577	—	—	91,577

Operating expenses:
Selling, general and administrative expenses	59,767	1,255	—	61,022

Total operating expenses	59,767	1,255	—	61,022

Operating income	31,810	(1,255)	—	30,555

Other expense (income):
Interest expense	2,831	—	—	2,831
Interest income	(1,274)	—	—	(1,274)
Other, net	(184)	—	—	(184)

Total other expense	1,373	—	—	1,373

Income before income taxes and minority interest	30,437	(1,255)	—	29,182

Provision for income taxes	11,268	(259)	—	11,009

Income before minority interest	19,169	(996)	—	18,173

Minority interest in income of consolidated subsidiaries, net of income taxes	56	—	—	56

Income before extraordinary gain	19,113			18,117

Extraordinary gain, net of taxes	829			829

Net income	$19,942	$(996)	$—	$18,946

Per share data:

Net income per common share, basic	$0.87	$(0.04)	$—	$0.82

Net income per common share, assuming dilution	$0.80	$(0.04)	$—	$0.77

Weighted-average shares outstanding, basic	23,048	—	—	23,048

Weighted-average shares outstanding, assuming dilution	24,864	(125)	—	24,739

(1)	See Note 1A, Notes to Consolidated Financial Statements

18 of 98

	As of June 30,
(in thousands)	2006 As Reported	Restatement Adjustments	Audit Adjustments	2006 restated(1)	2005 As Reported	Restatement Adjustments	Audit Adjustments	2005 restated(1)
Balance Sheet Data:
Working Capital	$264,096	$(2,646)	$721	$262,171	$221,538	$(2,858)	$1,171	$219,851
Total Assets	613,219	1,773	2,505	617,497	467,070	917	1,617	469,604
Total Long Term obligations (including current portion)	32,185	—	—	32,185	37,878	—	—	37,878
Common Stock	72,860	4,055	—	76,915	65,381	4,287	—	69,668
Retained earnings	197,129	(4,628)	(25)	191,876	157,020	(4,360)	322	152,061
Total shareholder’s equity	274,606	(1,173)	(24)	273,409	225,885	(995)	322	225,212

	As of June 30,
	2004 As Reported	Restatement Adjustments	Audit Adjustments	2004 restated(1)	2003 As Reported	Restatement Adjustments	Audit Adjustments	2003 restated(1)
Balance Sheet Data:
Working Capital	$188,096	$(3,095)	$(375)	184,626	$116,859	$(1,645)	$(125)	113,711
Total Assets	413,192	1,572	—	414,764	344,347	1,369	—	345,716
Total Long Term obligations (including current portion)	40,007	—	—	40,007	8,299	—	—	8,299
Common Stock	61,856	2,932		64,788	56,706	2,191	—	58,897
Retained earnings	121,288	(4,448)	(375)	116,465	91,306	(3,844)	(125)	87,337
Total shareholder’s equity	186,644	(1,517)	(375)	184,752	150,887	(1,654)	(125)	149,108

	As of June 30,
	2002 As Reported	Restatement Adjustments	Audit Adjustments	2002 restated(1)
Balance Sheet Data:
Working Capital	$91,723	(443)		$91,280
Total Assets	359,032	1,070		360,102
Total Long Term obligations (including current portion)	9,088	—		9,088
Common Stock	48,223	3,345		51,568
Retained earnings	68,732	(2,718)		66,014
Total shareholder’s equity	118,049	627		118,676

(1)	See Note 1A, Notes to the Consolidated Financial Statements

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this annual report to shareholders and the documents incorporated by reference herein that are not historical facts are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: the matters related to the investigation by the Special Committee, and related activities, as described in more detail in “–Restatement related to stock options” below and in Note 1A to the Notes to Consolidated Financial Statements included Part II, Item 8 of this Form 10-K/A, have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, have to some extent taken management’s time and attention, and could in the future harm the Company’s business, financial condition, results of operations and cash flows (These matters and the restatement of prior financial statements have also exposed the Company to greater risks associated with litigation and regulatory and governmental proceedings); the Company’s dependence on vendors, product supply and availability, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the

19 of 98

Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; a downturn in the general economy; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets (the imposition of governmental controls, currency devaluations, export license requirements, restrictions on the export of certain technology, dependence on third party freight forwarders and the third party warehouse in Europe, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices); the impact of changes in income tax legislation; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; the accuracy of forecast data and changes in accounting standards. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at our Investor Relations website at www.scansource.com.

Please refer to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors of this Form 10K/A for further information concerning risks and uncertainties that could cause our results to differ from those projected. Also, see “–Restatement related to stock options” below and Note 1A to the notes our consolidated financial statements included in Part II, Item 8 of this report for information concerning the restatement of our previously issued financial statements and the background and circumstances therefor. This discussion and analysis should be read in conjunction with “Selected Financial Data” and the Financial Statements and the Notes thereto included elsewhere in this Annual Report.

Overview

ScanSource, Inc. is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 40,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through the ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

The Company was incorporated in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally located distribution center located near the FedEx hub in Memphis, Tennessee. The single warehouse and strong management information system form the cornerstone of the Company’s cost-driven operational strategy that, along with our growth through acquisitions and organic market share increases, has caused operating income to grow at an average annual growth rate of 17.4% over the past five years, while sales have grown at an average annual rate of 21.6% to approximately $1.7 billion over the same period. This strategy has been expanded to Latin America and Europe, with distribution centers located in Florida and Mexico, and in Belgium, respectively.

North American Distribution Segment

The Company’s North American distribution segment sells products exclusively to resellers and integrators in large and growing technology markets. Key AIDC vendors include Symbol / Motorola, Intermec and Zebra, and some leading POS lines include IBM, NCR and Epson. Avaya is the Company’s most significant voice, data and converged communications partner, while Intel “subsequently Dialogic” supplies key components for the converged communications market. Key electronic security vendors include Panasonic, Bosch, Datacard, Zebra, Fargo, DSC, HID, Keyscan and Samsung. Growth in net sales has been principally driven by intensive marketing efforts to recruit new reseller customers, selective expansion of the Company’s product lines, and the addition of new vendors. An expansion project to increase the capacity of the Memphis, Tennessee distribution center by 50% to meet the current and near-term growth requirements of the North American business was completed during fiscal year 2005.

20 of 98

International Distribution Segment

The Company’s international distribution segment sells AIDC and POS products exclusively to resellers and integrators in the Latin American (including Mexican) and European markets principally from the same product manufacturers as those sold by the North American distribution segment. Marketing efforts to recruit new reseller customers, competitive product pricing, the addition of new vendors, and strategic acquisitions have driven growth in net sales.

The international distribution segment commenced operations in November 2001, when the Company acquired 52% of the common stock of Netpoint International, Inc. (“Netpoint”), a Miami-based distributor of AIDC and POS equipment to the Latin American market. In January 2002, the Company launched its pan-European strategy with the establishment of a distribution center and sales office in Belgium. In May 2002, the Company purchased ABC Technology Distribution (“ABC”), a distributor of AIDC and POS products based in the United Kingdom, allowing the Company to expand its European operations and make additional sales to former ABC customers in the United Kingdom. In March 2003, the Company completed its consolidation of the UK distribution center into the Belgium facility. In April 2005, the Company purchased Europdata Connect UK Ltd. (“EDC”), expanding its presence in the UK and the Netherlands. The Company has centralized its accounting, information technology and sales management in the Belgium headquarters location.

Cost Control/Profitability

The Company’s operating income growth has been driven by increasing gross profit and disciplined control of operating expenses. The Company’s operations feature a scalable information system, streamlined management, and centralized distribution, enabling it to achieve the economies of scale necessary for cost-effective order fulfillment. From its inception, the Company has managed its general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow its markets, the Company has invested in new initiatives including investments in new geographic markets of Europe and Latin America, increased marketing efforts to recruit resellers, and enhancements of employee benefit plans to retain employees.

Restatement of Financial Statements

The Consolidated Financial Statements and the related disclosures for the fiscal years ended 2006, 2005, and 2004 and for each of the quarters in fiscal years 2006 and 2005 have been restated as described below. Reflected in the restatement are adjustments for stock option accounting and adjustments related to audit differences.

Restatement related to stock options

Background

On October 9, 2006, we announced that in view of a recent newspaper article raising questions concerning our historical stock option grant practices, we were undertaking a review of these practices and related accounting issues from the time of our IPO in 1994 to the present. A Special Committee of our Board of Directors, consisting entirely of independent directors, was formed to conduct the review, and was assisted by independent legal counsel and forensic accountants.

On November 8, 2006, we accepted the resignation of Jeffery A. Bryson, Executive Vice President, Administration & Investor Relations, as an officer and employee of the Company. Prior to his resignation, Mr. Bryson’s counsel had informed the Special Committee’s independent legal counsel that Mr. Bryson declined to be interviewed by the independent legal counsel as part of the Special Committee’s review.

Findings

On January 19, 2007, we announced that our Board of Directors had received the findings of the Special Committee from its independent review of our historical stock option grant practices and related accounting issues. In conjunction with those findings, the Board also received from the Special Committee, and approved, recommendations with respect to our stock option grant process.

21 of 98

Recognizing that the review had raised a number of issues, primarily in connection with grants prior to 2002, and that the fact finding process had been limited by the lack of certain information, the Special Committee did not conclude that current senior management, the former CEO, or the members of the Compensation Committee engaged in intentional misconduct in the administration and oversight of the Company’s stock option program, and did not recommend, in response to its findings, any terminations or changes in senior management or other employees, nor resignations of Board members.

The Special Committee did in its findings:

•

Identify four annual grants and possibly one re-pricing of a previous annual grant between 1997 and 2001 for which the exercise prices at monthly, quarterly, annual or 41-day trading low prices, the available documentation and other factors indicated that the grant dates probably were selected with the benefit of hindsight.

•

Note that in one instance in 2000, the available evidence indicated that an apparent decision to make our annual grant as of one date near the annual meeting was changed so that the new grant date was on the date the stock price dropped suddenly after a negative analyst’s report; however, the evidence of the decision making was not conclusive as the review did not locate documentation ever formalizing the annual grant at the earlier date. This new grant date was soon followed by a Company press release which contained positive news about the Company.

•

Find that throughout the covered time period, at the time annual grants were approved by the Compensation Committee, there was not yet finality as to the grants to lower level recipients. The Special Committee noted in that regard that the finalization of the annual grant lists appeared in most instances to have been limited to relatively small changes to the allocation of grants to lower level employees and did not significantly impact the grants to members of senior management or the aggregate number of options that were issued.

•

Identify up to seventeen option grants to employees in connection with their hiring or promotion between 1995 and 2002 for which the exercise prices at monthly, quarterly, annual or 41-day trading low prices and lack of contemporaneous documentation of management’s decision making for these grants raised questions about whether the grants were dated with the benefit of hindsight.

•

Identify a pattern for the period ending no later than 2002 of alternately setting the exercise price of some stock option grants as the closing price on either the trading date immediately prior to the grant date or the closing price on the grant date itself, with the selection of which date to use often being consistent with selection of the lower price.

The Special Committee also determined that there were deficiencies in the administration and oversight of our stock option grant process. These deficiencies included both a lack of adequate processes and procedures for making grants and an inattention to the need for the accurate and timely documentation of the grant decisions. To improve our stock option grant process, the Special Committee recommended, and the Board of Directors adopted, a series of improvements with respect to our stock option grant process. The Special Committee was still evaluating the issue of remediation of any possible financial benefits received by Board members or former or current members of senior management from the options-related issues identified by the Special Committee’s review.

The Special Committee noted that its review was affected by our rapid growth and deficiencies in our administrative and record keeping practices as they relate to our stock option grants, which resulted in availability of only incomplete documents and electronic data, and the extensive time period covered by the review and the lack of recollections of individuals interviewed, as well as the resignation of Mr. Bryson, the Company’s chief financial officer from 1993 to 2002 and thereafter its vice president (and later executive vice president), administration and investor relations, and his declining to be interviewed as part of the Special Committee’s review. Mr. Bryson was the member of senior management with general responsibility for the administration of our stock option program during the entire period under review. The Special Committee also noted that the review was unable to locate sufficient documentation on either of the 1994 or 1995 annual grants to warrant specific findings.

22 of 98

The Special Committee recommended that management determine the impact on our accounting for the options grants referenced in the findings and make appropriate adjustments and required disclosures. We preliminarily concluded, however, that the appropriate measurement date for certain grants may differ from the stated grant dates. We also announced that as a result of the potential change in measurement dates, we might record additional non-cash stock based compensation expense related to certain of our prior stock option grants, but that we were not yet able to determine the amount of such charges or the resulting tax and accounting impact of these actions or whether the financial statements for any historical periods would require restatement.

Accounting Analysis

On April 20, 2007, we announced that management had completed this analysis called for by the Special Committee and had reached a determination that, under applicable accounting principles, the appropriate measurement dates for certain stock options differed from the recorded measurement dates. We announced that we expected that the difference in these measurement dates would result in non-cash, stock-based compensation expenses and that it was expected that, as a result of the effects on previously reported financial statements, restatements would be required for certain periods.

The Company has determined in that regard that the aggregate non-cash compensation charges in such restatements total $5.3 million for periods from fiscal year 1995 to fiscal year 2006. The majority of the charges are attributable to failures to satisfy the accounting criteria for establishing a grant measurement date with the required finality as to grantee, number of options granted, and exercise price. The remaining portion of the charges is attributable to those grants that may have been selected with the benefit of hindsight as identified by the Special Committee. Senior management and rank and file employees had the same grant dates for all annual grants. Charges described above do not take into account costs incurred as a result of our review of our stock option grant practices. These compensation charges reflect stock option grants to approximately 250 employees over the thirteen year period reviewed. In addition to the $5.3 million of non-cash compensation, there is an additional expense associated with payroll taxes of $1.6 million related to exercises of stock options for the same period. Finally, because the Company receives a tax deduction upon the exercise of employee stock options that were granted in the money, it has recognized and income tax benefit of $1.7 million, resulting in a cumulative after tax adjustment to net income over the period 1995 to 2006 of $5.3 million.

We also announced on April 27, 2007 that our Board of Directors determined that the Company’s previously issued financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2006, and perhaps financial statements for earlier periods, including other historical financial information, related disclosures and applicable reports of its independent registered public accounting firm, should no longer be relied upon, and that we would restate previously issued financial statements as necessary. As a result of these determinations, each of our two current outside directors who received grants within the scope of the Special Committee’s review and our Chief Executive Officer, Chief Financial Officer, and Vice President of Marketing, and the Company’s former Chairman and Chief Executive Officer, had voluntarily offered appropriate remediation of financial benefits received by such individuals from the options-related issues identified by the Special Committee’s review. The Special Committee is continuing the review of possible remediation alternatives. We also announced that we had initiated steps in accordance with the recommendations of the Special Committee to strengthen our policies and procedures relating to stock option plan administration and accounting for and disclosure of stock option grants.

On May 15, 2007, we announced that our Board of Directors determined, in consultation with our management and our independent registered public accounting firm and based on guidance recently issued by the Division of Corporation Finance of the SEC regarding restatements relating to accounting for stock option grants, that the restatement of our financial statements would include a restatement of financial statements for fiscal years 2004, 2005 and 2006 and restated quarterly financial information for fiscal 2005 and 2006 quarters (in addition to the other disclosures set forth in the referenced SEC guidance, as applicable). Accordingly, such previously filed annual and quarterly financial statements should no longer be relied upon. We announced further that the restatement would affect financial statements for fiscal years prior to those included in the audited financial statements in the 2006 Form 10-K and, based on the referenced SEC guidance, we would reflect adjustments pertaining to those years in selected financial data for fiscal years ended June 30, 2002 and 2003 with columns labeled “restated,” and as an adjustment of the opening balance of retained earnings for the fiscal year ended June 30, 2004.

23 of 98

Nature of the Restatement

This section summarizes principal circumstances in which the initial accounting for stock option grants was determined to be incorrect and describes the basis for determining measurement dates used and other changes made for the restatement. The facts and circumstances surrounding each grant were reviewed for all grants. Management applied all applicable accounting standards during the review process including APB 25, Accounting for Stock Issued to Employees, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, and FASB 123R, Share-Based Payments. Management applied APB 25 and related guidance in determining the correct measurement dates prior to fiscal 2006. Under APB 25, the measurement date is the first date on which are known both the number of shares that an individual employee is entitled to receive and the option exercise or purchase price, if any. Any intrinsic value that exists at the measurement date must be recognized as a cost, generally as a charge to compensation expense in the income statement.

The pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other adjustments discussed below is approximately $5.3 million in the aggregate for fiscal years 1995 through fiscal year 2006. The following table shows the aggregate financial statement impact of each category of adjustment. The table below excludes any effect of income taxes or payroll taxes. The circumstances are categorized as (i) those where grant dates may have been chosen with the benefit of hindsight and (ii) those where the administration of the grants was inadequate. The following table sets out the grants identified by the Special Committee and grants identified upon recommendation that management review and determine the accounting impact of stock option grant practices.

	(in thousands)
Category	Total non-cash Compensation Expense	Section 16 Officers
Restatement for measurement date issues determined by the Special Committee
Annual grants that may have been chosen with the benefit of hindsight	$1,736.1	$1,033.5
New hire / promotion grants that may have been chosen with the benefit of hindsight	551.0	28.8
Other grants	377.2	40.0

Sub Total of grants identified by the Special Committee	$2,664.3	$1,102.3
Restatement for measurement date issues as a result of the accounting review requested by the Special Committee
Annual grants	$1,480.0	$686.5
New hire / promotion grants	524.8	—
Other grants	638.0	—

Sub Total of grants identified by management	$2,642.8	$686.5

Total	$5,307.1	$1,788.8

Section 16 Officers as a percentage of the total		34%

For all categories of grants, the following guidance was used in determining measurement dates.

For grant authorization and approval:

•

Compensation Committee and/or Board minutes were the clearest evidence of approval of stock option grants. However, except for grants made to certain Section 16 officers, in many cases the minutes of meetings occurring on the grant date identified only a total number of options being approved for senior management to allocate and award.

•

In the absence of Compensation Committee or Board minutes, a Unanimous Written Consent (UWC) of the Compensation Committee or the Board provided evidence of grant approval. In addition, the UWCs provided details identifying the grant recipients, the number of options awarded to each recipient and the corresponding exercise price.

24 of 98

For determining appropriate measurement dates for each grant:

•

The date of the Compensation Committee or Board meeting was used for measurement purposes when individual grants were specifically identified and approved as reflected in Compensation Committee or Board meeting minutes.

•

UWCs being sent to and received from Compensation Committee or Board members were reviewed for individuals whose grants were not specifically identified and approved in minutes, where total shares for grants were approved by the Compensation Committee or Board, or where meeting minutes did not exist, and:

•

Where minutes existed and the final number of grants reflected in the UWC exceeded the total approved as reflected in the Compensation Committee or Board minutes, the date when the final member’s signature was returned on the UWC was used as the measurement date. Management did not consider the grant to be final in this case until the Compensation Committee or Board members had signed and returned the UWC.

•

Where meeting minutes did not exist or where the minutes did not specifically authorize a total number of options for senior management to allocate and award, management also considered the date when the final member’s signature on the UWC was returned to be the appropriate measurement date.

Judgments and Interpretations

To calculate the additional stock-based compensation expense, assumptions, interpretations, judgments and conclusions about factual, legal, and accounting matters were made by management. There is the risk that these assumptions, interpretations, judgments and conclusions could be incorrect or could be disputed by others.

The risk of an incorrect assumption, interpretation, judgment or conclusion as to facts is intensified in situations where documentation supporting facts and circumstances of a particular grant is incomplete. Where documentation is incomplete, all reasonably available relevant information was considered in forming conclusions as to the most likely actions that occurred and the dates on which those actions occurred. A September 19, 2006 letter from the Division of Corporation Finance of the SEC provided guidance on this matter.

A number of judgments with respect to accounting matters, including interpreting relevant accounting rules and literature and applying those interpretations to particular facts and circumstances, were made by management in connection with this restatement. For each grant, APB 25 and related accounting guidance was interpreted and applied. Specifically, to determine a correct measurement date, which APB 25 defines as the first date on which are known both the option price and the number of shares that an individual employee is entitled to receive, management had to make judgments from the available evidence.

In making judgments regarding the correct measurement dates for the grants in each of the categories, management considered possible alternatives in situations where, based on the available documentation, there appeared to be more than one potential measurement date. In choosing from among the alternatives, management ultimately assessed the facts and circumstances and made a “best effort” application of accounting principles to those facts and circumstances. In most cases, the facts and circumstances were clear and a measurement date could be chosen as the only appropriate date when both APB 25 criteria mentioned above were known with finality.

As previously stated, in determining the appropriate measurement date for historical stock option grants, we used the guidance set forth in APB 25,

25 of 98

which defines the measurement date as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” Therefore, to establish a measurement date, our methodology required that appropriate approvals had occurred and both criteria (1) and (2) were met.

Our methodology resulted in the selection of a measurement date that coincided with the date on which there was the strongest evidence that all required granting actions related to the approval of the stock option grant had occurred and the terms of the option were determined with finality. We believe that the last granting action signifies the date upon which the required approvals and both criteria were met to establish a determinable measurement date.

Discussion of impact on measurement date adjustment if alternative dates had been selected

As mentioned above, management looked for the most complete evidence of approval and grant finalization to determine the measurement date for each grant and establish the appropriate price at which to value the grant. The most complete evidence was minutes of Compensation Committee or Board meetings where the grants were clearly approved. In the absence of minutes, unanimous written consents signed by Board or Compensation Committee members where dates of final approval were clearly indicated were used.

However, for fifteen (15) grants, the specific date of approval under the principles noted above could not be defined with certainty. Management then looked for the best available evidence of approval of the grant that would meet the requirements of APB 25 for determining a measurement date.

For these fifteen grants, we prepared a sensitivity analysis to provide the reader of the financial statements with the potential expense impact of a change in measurement dates. We developed a range of possible dates where Board or Compensation Committee approval of the grants could have been made, and within this range, selected the date where the stock price was highest and the date where the stock price was lowest. If the highest stock price in the range of dates used for evaluating these grants was used for measurement date purposes, the restated compensation expense would have increased in total by $2.0 million. If the lowest stock price in the range was used, the expense would have decreased by $.7 million.

The impact on the expense calculation from various grant categories is discussed in the following paragraphs. A table is also presented below to summarize the potential impact by year of high and low stock prices on the measurement for the fifteen grants.

•

There were three annual or fiscal year-end grants to employees where the specific date of approval was unclear – June 16, 1995, July 31, 2000, and December 20, 2000. The impact of high and low stock price in the date ranges used to evaluate these grants would be an increase of $1.3 million and a decrease of $.2 million, respectively.

•

Nine grants made to employees upon their hiring or as a result of promotion or increased responsibilities were also evaluated. The impact of high and low stock price in the date ranges used to evaluate these grants would be an increase of $.6 million and a decrease of $.5 million, respectively.

•

Two grants made to outside Directors dated May 16, 1996 and July 18, 1996, were made to re-price a grant made in December 1995 under the annual grant provisions of the Directors’ stock option plan. The impact of high and low stock price in the date ranges used to evaluate these grants would not have resulted in a significant increase or decrease.

•

Finally, a grant made to a third-party on April 18, 1995 for the purchase of software and other services was evaluated. The impact of high and low stock price in the date ranges used to evaluate this grant would be an increase of $.1 million, but not a significant decrease.

The criteria for determining the range of dates varied from grant to grant. The process of selecting date ranges is described below for the three annual or fiscal year-end grants:

•

For the December 20, 2000 annual grant, a beginning date for the range of possible dates of December 7, 2000 was used. That date was selected because Board minutes indicated that a Compensation Committee meeting would immediately follow the Board meeting and that the Committee would discuss the annual grant to employees. However, there was no additional evidence that a Compensation Committee meeting did in fact take place on that date nor evidence that a final list of grantees existed on that date. The ending date of the range was January 8, 2001, the date that Form 4’s for the Section 16 filers were filed with the SEC. The filing occurred after evidence that a UWC, along with a final list of grantees, had been prepared and was the final chronological evidence for this grant.

•

For the July 31, 2000 fiscal year end grant, a beginning date of September 19, 2000 was chosen based on emails indicating that the grant was finalized and had been distributed to individual employees. December 7, 2000 was selected as an ending date for the range because it was the date of a Board meeting where it appeared possible that the Compensation Committee members had signed a UWC approving the grant.

•

For the June 16, 1995 fiscal year-end grant, there was no clear evidence indicating an approval. A meeting of the Board appeared to have been held at some date in June 1995 based on some of the discussions documented in minutes. The minutes discussed issuing a grant as soon as practicable prior to June 30, 1995. However, the minutes were simply dated “Spring 1995”. As a result, we selected June 1, 1995 as a beginning date for the range. There was a Board meeting held on August 15, 1995, subsequent to the date of the grant, which contained no discussion of the grant. Therefore, we assumed that the grant had been finalized at some point prior to that date and used August 15, 1995 as the end date of the range.

For the other twelve grants, a variety of evidential materials were used to determine the chronological events related to the grant approval and to establish beginning and ending dates for the sensitivity analysis. Date of hire or promotion was frequently used as the beginning date for employees receiving grants as part of a job offer or as a reward for a promotion. Ending dates were most often determined based on information in minutes of Board or Compensation Committee meetings that occurred subsequent to the grant.

The potential impact by year of high and low stock prices on the measurement for the fifteen grants is as follows:

(in thousands) Fiscal Year	Additional Stock Option Compensation Recorded	Amount Based on High Stock Price During Range	Amount Based on Low Stock Price During Range
1995	$—	$—	$—
1996	—	.1	—
1997	.1	.2	.1
1998	.2	.3	.2
1999	.6	.6	.6
2000	.7	.7	.5
2001	.9	1.3	.7
2002	.7	1.4	.6
2003	.6	1.1	.4
2004	.3	.4	.3
2005	.7	.7	.7
2006	.5	.5	.5

Total	$5.3	$7.3	$4.6

26 of 98

Future Periods

In future years, we do not expect the restatement to have an impact on our business operations or results because the financial statement impact of amortization of the adjustments for past option practices is immaterial in fiscal year 2007 and future years. However, we have incurred, and will continue to incur, significant accounting, consulting and legal fees related to the restatement and associated matters.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2006 restated(1)	2005 restated(1)	2004 restated(1)
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.9	89.8	88.9

Gross profit	10.1	10.2	11.1
Selling, general and administrative expenses	6.3	6.2	7.0

Operating income	3.8	4.0	4.0
Interest expense (income), net	0.1	0.1	—
Other expense (income) , net	—	—	—

Total other expense	0.1	0.1	—

Income before income taxes and minority interest	3.7	3.9	4.0
Provision for income taxes	1.3	1.5	1.6
Minority interest in income of consolidated subsidiaries, net of income taxes	—	—	—

Net income	2.4%	2.4%	2.4%

(1)	See Note 1A, Notes to Consolidated Financial Statements

27 of 98

Comparison of Fiscal Years Ended June 30, 2006 and 2005

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

Product Category

	2006	2005	Difference	Percentage Change
	(In thousands)
AIDC and POS products	$988,338	$876,069	$112,269	12.8%
Converged communications products	677,262	593,025	84,237	14.2%

Net Sales	$1,665,600	$1,469,094	$196,506	13.4%

Geographic Segments
	2006	2005	Difference	Percentage Change
	(In thousands)
North American distribution	$1,441,791	$1,296,211	$145,580	11.2%
International distribution	223,809	172,883	50,926	29.5%

Net Sales	$1,665,600	$1,469,094	$196,506	13.4%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the fiscal years ended June 30, 2006 and 2005. The 11.2% increase in North American distribution sales for the year ended June 30, 2006, as compared to the same period in the prior year, was due to gain in market share, increased demand, new product lines, and an increase in the number of large resellers who had previously purchased direct from manufacturers.

Sales of the AIDC and POS product categories for the North America distribution segment increased 8.7% as compared to the prior year. Sales for the ScanSource Security Distribution sales unit, created during the quarter ended December 31, 2004, were immaterial for the year ended June 30, 2006 and have been included in the AIDC and POS product category for both periods. The ScanSource selling unit benefited from market share gain in AIDC and POS products, and from an increase in the number of large resellers who had previously purchased direct from manufacturers.

Sales of converged communications products increased 14.2% as compared to the prior year. Both Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise (ECG) products, and Paracon, which distributes communication products, experienced sales growth due to new product lines and increased demand.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased approximately 29.5% or $50.9 million as compared to the prior year. The increase in sales was primarily attributable to the recruitment of new customers, obtaining additional AIDC market share in Europe and Latin America, and to vendor support of a pan-European model. Strong sales growth for the year ended June 30, 2006 was experienced in Mexico, the United Kingdom, France, Germany, Belgium and the Netherlands compared to the prior year.

Sales during the year ended June 30, 2006 were negatively impacted by foreign exchange fluctuations of $7.4 million. Without the foreign exchange fluctuations, the increase for the year would have been 33.7% or $58.3 million. Although management cannot forecast the future direction of foreign exchange rate movements, if significant unfavorable changes in exchange rates occur, net sales of the segment could be adversely affected.

28 of 98

Gross Profit

The following table summarizes the Company’s gross profit:

	2006	2005	Difference	Change	Percentage of Net Sales
					2006	2005
	(In thousands)
North American distribution	$138,168	$130,411	$7,757	5.9%	9.6%	10.1%
International distribution	30,184	19,315	10,869	56.3%	13.5%	11.2%

Gross Profit	$168,352	$149,726	$18,626	12.4%	10.1%	10.2%

North American Distribution

Gross profit for the North American distribution segment increased $7.8 million for the fiscal year ended June 30, 2006 as compared to the prior fiscal year. The increase in gross profit for the year ended June 30, 2006 is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American distribution segment decreased to 9.6% of sales for fiscal year 2006 as compared to 10.1% of sales for the prior fiscal year. The decrease from the prior year is due to a greater percentage of orders to larger resellers who have a lower value-add requirement, an increased risk reserve on vendor inventory, and to changes in vendor purchasing programs, which had the effect of increasing unit costs. The change in vendor purchasing programs is a combination of decreased program benefits and higher year on year sales volume with fixed dollar incentives on certain programs.

International Distribution

Gross profit for the international distribution segment increased $10.9 million for the fiscal year ended June 30, 2006 as compared to the prior fiscal year. The increase was primarily due to increased volume, a favorable year over year risk reserve expense, and increased volume related benefits of vendor programs in the current year.

Gross profit, as a percentage of net sales, which is typically greater than the North American distribution segment, increased over the prior year. Gross margin increased due to the mix of sales to large resellers with lower value-add requirements, which were higher in the prior year, primarily in Europe, and to the volume related benefits of vendor programs in the current year.

29 of 98

Operating Expenses

The following table summarizes the Company’s operating expenses:

	2006 restated(1)	2005 restated(1)	Difference	Change	Percentage of Net Sales
					2006	2005
	(In thousands)
Fiscal year ended	$105,042	$90,970	$14,072	15.5%	6.3%	6.2%

(1)	See Note 1A, Notes to Consolidated Financial Statements

For the year ended June 30, 2006, operating expenses as a percentage of sales increased slightly compared to the prior year. The increase is due principally to the recognition of $3.2 million in compensation expense related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R).

The current year benefited from greater economies of scale, especially internationally, partially offset by expenses associated with the Company’s worldwide expansion of capacity and employee headcount. Further, the Company continued investment in its security business, and investment in value added services and marketing programs for customers. Pursuant to achieving internal goals during the year ended June 30, 2006, the Company recorded profit-sharing expense of $5.0 million compared to $4.3 million for the year ended June 30, 2005.

Operating Income

The following table summarizes the Company’s operating income:

	2006 restated(1)	2005 restated(1)	Difference	Change	Percentage of Net Sales
					2006	2005
	(In thousands)
Fiscal year ended	$63,310	$58,756	$4,554	7.8%	3.8%	4.0%

(1)	See Note 1A, Notes to Consolidated Financial Statements

Operating income increased 7.8% or $4.5 million for the year ended June 30, 2006 as compared to the prior year. The increase was a result of increased sales volume, improved international gross profit margin percentages, and greater economies of scale in operating expenses.

Operating income as a percentage of net sales decreased compared to the prior year. The decrease is primarily due to additional compensation expense related to the Company’s adoption of FASB Statement No. 123(R).

30 of 98

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	2006 restated (1)	2005 restated (1)	Difference	Change	Percentage of Net Sales
					2006	2005
	(In thousands)
Interest expense	$2,187	$2,127	$60	2.8%	0.1%	0.1%
Interest income	(567)	(863)	296	(34.3)%	0.0%	(0.1)%
Net foreign exchange losses (gains)	115	(355)	470	(132.4)%	0.0%	0.0%
Other, net	(58)	(58)	—	0.0%	0.0%	0.0%

Total other expense (income)	$1,677	$851	$826	97.1%	0.1%	0.1%

(1)	See note 1A, Notes to Consolidated Financial Statements

Interest expense for the years ended June 30, 2006 and 2005 was $2.2 million and $2.1 million, respectively, reflecting interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the year remained comparable to the prior year due to higher interest rates on lower average borrowings on the Company’s line of credit over the past year.

Interest income for the year ended June 30, 2006 decreased by approximately $0.3 million over the prior year, principally as a result of lower interest-bearing receivables.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. A net foreign exchange gain of $0.1 million occurred for the year ended June 30, 2006 and a net foreign exchange loss of $0.4 million occurred for the year ended June 30, 2005. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision For Income Taxes

Income tax expense was $21.6 million and $22.0 million for the years ended June 30, 2006 and 2005, respectively, reflecting an effective income tax rate of 35.0% and 38.0%, respectively. The decrease in the tax rate is attributable to the current year utilization of foreign net operating loss carryforwards and the reversal of valuation allowances previously established on a portion of the Belgian deferred tax assets.

Minority Interest in Income of Consolidated Subsidiaries

The Company recorded $225,000 of minority interest income in fiscal 2006 for Netpoint’s minority shareholders. In fiscal year 2005, the Company recorded $291,000 of minority interest income for two majority-owned subsidiaries. The decrease in minority interest income relates to the Company’s purchase of additional equity in its subsidiaries. As of fiscal 2006, only Netpoint had a minority ownership.

31 of 98

Net Income

The following table summarizes the Company’s net income:

	2006 restated(1)	2005 restated(1)	Difference	Change	Percentage of Net Sales
					2006	2005
	(In thousands)
Fiscal year ended	$39,816	$35,604	$4,212	11.8%	2.4%	2.4%

(1)	See note 1A, Notes to Consolidated Financial Statements

The increase in the amount of net income in 2006 from 2005 is attributable to the changes in operating profits and provision for income taxes discussed above. Net income as a percentage of net sales in 2006 remained comparable to 2005.

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

Product Category
	2005	2004	Difference	Percentage Change
	(In thousands)
AIDC and POS products	$876,069	$711,252	$164,817	23.2%
Converged communications products	593,025	480,838	112,187	23.3%

Net Sales	$1,469,094	$1,192,090	$277,004	23.2%

Geographic Segments

	2005	2004	Difference	Percentage Change
	(In thousands)
North American distribution	$1,296,211	$1,075,812	$220,399	20.5%
International distribution	172,883	116,278	56,605	48.7%

Net Sales	$1,469,094	$1,192,090	$277,004	23.2%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the fiscal years ended June 30, 2005 and 2004. The 20.5% increase in North American distribution sales for the year ended June 30, 2005, as compared to the same period in the prior year, was due primarily to gain in market share, including an increase in sales to larger resellers.

Sales of the AIDC and POS product categories for the North America distribution segment increased 18.2% as compared to the prior year. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004 and its revenues have been included in the AIDC and POS product category. The ScanSource selling unit benefited from market share gain in AIDC and POS products, and from larger orders of AIDC and, to a lesser extent, POS products.

Sales of converged communications products increased 23.3% as compared to the prior year. Both Catalyst Telecom, which distributes small and medium business (SMBS) and enterprise (ECG) products, and Paracon, which distributes communication products, experienced growth from the recruitment of additional resellers. In addition, Paracon benefited from larger orders for the year ended June 30, 2005.

32 of 98

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased approximately 48.7% or $56.6 million as compared to the prior year. The increase in sales was primarily attributable to obtaining additional AIDC market share in Europe and Latin America. Strong sales growth for the year ended June 30, 2005 was experienced in Mexico, France, the United Kingdom, and Germany as compared to the prior year.

The favorable Euro versus US Dollar exchange rate accounts for approximately $7.8 million of the increase for the year ended June 30, 2005. Without the benefit of the foreign exchange rates, the increase for the year would have been 41.9% or $48.8 million. Although management cannot forecast the future direction of foreign exchange rate movements, if significant unfavorable changes in exchange rates occur, net sales of the segment could be adversely affected.

Gross Profit

The following table summarizes the Company’s gross profit:

	2005	2004	Difference	Change	Percentage of Net Sales
					2005	2004
	(In thousands)
North American distribution	$130,411	$117,568	$12,843	10.9%	10.1%	10.9%
International distribution	19,315	14,212	5,103	35.9%	11.2%	12.2%

Gross Profit	$149,726	$131,780	$17,946	13.6%	10.2%	11.1%

North American Distribution

Gross profit for the North American distribution segment increased $12.8 million for the fiscal year ended June 30, 2005 as compared to the prior fiscal year. The increase in gross profit for the year ended June 30, 2005 is a result of increased sales volume of the segment.

Gross profit as a percentage of net sales for the North American distribution segment decreased to 10.1% of sales for fiscal year 2005 as compared to 10.9% of sales for the prior fiscal year. The prior year benefited from a better result from the planned disposal of obsolete products. The decrease from the prior year is also a result of product sales mix, including a greater percentage of orders to larger resellers who have a lower value-add requirement, and to changes in vendor purchasing programs, which had the effect of increasing unit costs. The change in vendor purchasing programs is a combination of decreased program benefits and higher year on year sales volume with fixed dollar incentives on certain programs.

International Distribution

Gross profit for the international distribution segment increased $5.1 million for the fiscal year ended June 30, 2005 as compared to the prior fiscal year. The increase was primarily due to increased distribution sales volume as the segment gained additional resellers and market share.

Gross profit, as a percentage of net sales, which is typically greater than the North American distribution segment, decreased over the prior year. The decrease in gross margin is due to lower margin sales to large resellers with lower value-add requirements, especially in Europe, as well as the adverse impact of certain vendor programs.

33 of 98

Operating Expenses

The following table summarizes the Company’s operating expenses:

	2005 restated(1)	2004 restated(1)	Difference	Change	Percentage of Net Sales
					2005	2004
	(In thousands)
Fiscal year ended	$90,970	$83,601	$7,369	8.8%	6.2%	7.0%

(1)	See Note 1A, Notes to Consolidated Financial Statements

For the year ended June 30, 2005, operating expenses as a percentage of sales declined compared to the prior year. The current year benefited from greater economies of scale and lower demands on value-add services for large resellers while employee headcount and marketing expenses increased. These benefits were partially offset by expenses related to the Company’s expansion of its Memphis, Tennessee distribution center and an additional office, which opened in Canada during the current year.

The increase in operating costs for the year ended June 30, 2005 was primarily due to costs associated with the Company’s worldwide expansion, in terms of locations, capacity and employee headcount, for existing product lines, as well as capacity and employee headcount for the security distribution unit, and profit sharing contributions of $4.3 million versus $3.5 million in the prior year. The prior year included ChannelMax restructuring costs of $2.3 million and the accrual for disposition of a sales and use tax matter of $1.4 million.

The Company continues to invest in infrastructure in Europe and Latin America to expand coverage due to its growth potential. In Europe, the Company has expanded geographically and increased employee headcount. In Latin America, the Company has expanded its distribution facility capacity and increased employee headcount in Miami and Mexico City in order to serve an expanding customer base. In North America, an expansion project to increase the capacity of the Memphis, Tennessee distribution center by 50% was completed during the quarter ended March 31, 2005. This project is expected to meet the current and near-term growth requirements of the North American business.

Operating Income

The following table summarizes the Company’s operating income:

	2005 restated(1)	2004 restated(1)	Difference	Change	Percentage of Net Sales
					2005	2004
	(In thousands)
Fiscal year ended	$58,756	$48,179	$10,577	22.0%	4.0%	4.0%

(1)	See Note 1A, Notes to Consolidated Financial Statements

Operating income increased 22.0% or $10.6 million for the year ended June 30, 2005 as compared to the prior year. The increase was a result of increased sales volume, greater economies of scale in operating expenses, and the lower value-add requirements of large resellers discussed above.

Operating income as a percentage of net sales remained flat compared to the prior year.

34 of 98

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	2005 restated(1)	2004 restated(1)	Difference	Change	Percentage of Net Sales
					2005	2004
	(In thousands)
Interest expense	$2,127	$1,159	$968	83.5%	0.1%	0.1%
Interest income	(863)	(558)	(305)	54.7%	(0.1)%	0.0%
Net foreign exchange losses (gains)	(355)	(400)	45	11.3%	0.0%	0.0%
Other, net	(58)	231	(289)	(125.1)%	0.0%	0.0%

Total other expense (income)	$851	$432	$419	96.9%	0.1%	0.0%

(1)	See Note 1A, Notes to Consolidated Financial Statements

Interest expense for the years ended June 30, 2005 and 2004 was $2.1 million and $1.2 million, respectively, reflecting interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the year increased due to higher interest rates in fiscal year 2005 and, to a lesser extent, higher average borrowings on the Company’s line of credit over the past year.

Interest income for the year ended June 30, 2005 increased by approximately $0.3 million over the prior year, principally as a result of increased sales of certain programs on which the Company earned interest income.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange gains for the years ended June 30, 2005 and 2004 were $0.4 million and $0.4 million, respectively. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Other expense for the year ended June 30, 2004 consisted primarily of a loss on an equity investment of $209,000.

Provision For Income Taxes

Income tax expense was $22.0 million and $18.5 million for the years ended June 30, 2005 and 2004, respectively, reflecting an effective income tax rate of 38.0% and 38.7%, respectively. The decrease in the tax rate is attributable to the current year utilization of foreign operating loss carryforwards and valuation allowances established and released on those operating losses.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates three subsidiaries that have minority ownership interests. The Company has recorded $291,000 and $137,000, net of income tax, as of June 30, 2005 and 2004, respectively, of minority interest in the Company’s majority owned subsidiaries’ net income. The increase in minority interest income relates primarily to the increased profitability of Netpoint and Outsourcing Unlimited, Inc. (“OUI”) during fiscal year 2005, which more than offset the decreased percentage of minority ownership.

35 of 98

Net Income

The following table summarizes the Company’s net income:

	2005 restated(1)	2004 restated(1)	Difference	Change	Percentage of Net Sales
					2005	2004
	(In thousands)
Fiscal year ended	$35,604	$29,121	$6,483	22.3%	2.4%	2.4%

(1)	See Note 1A, Notes to Consolidated Financial Statements

The increases in the amount of net income and in net income as a percentage of net sales in 2005 and 2004 are attributable to the changes in the provision for income taxes discussed above.

Quarterly Results (Restated)

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

All shares and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effective June 5, 2006. Additionally the amounts stated below, where appropriate, have been adjusted to reflect the adjustments related to the restatement.

	Three Months Ended
	Fiscal 2006				Fiscal 2005
	June 30 2006	Mar. 31 2006	Dec. 31 2005	Sept. 30 2005	June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004
	(In thousands, except per share data)
	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net sales	$461,144	$405,592	$408,468	$390,396	$381,195	$355,060	$370,130	$362,709
Cost of goods sold	416,216	364,332	366,633	350,067	341,787	319,585	332,269	325,727

Gross profit	$44,928	$41,260	$41,835	$40,329	$39,408	$35,475	$37,861	$36,982

Net income, as reported	$12,084	$9,441	$9,250	$9,334	$9,394	$8,340	$9,084	$8,914
Restatement adjustment	561	(221)	(127)	(160)	(260)	(483)	(144)	(370)
Audit adjustment	211	(214)	(181)	(161)	1,066	29	(1)	35

Restated Net Income	$12,856	$9,006	$8,942	$9,013	$10,200	$7,886	$8,939	$8,579

Weighted-average shares outstanding, basic	25,680	25,555	25,402	25,333	25,329	25,288	25,240	25,160

Weighted-average shares outstanding, assuming dilution	26,163	26,101	25,994	25,883	25,758	26,092	26,131	25,977

Net income per common share, basic	$0.50	$0.35	$0.35	$0.36	$0.40	$0.31	$0.35	$0.34

Net income per common share, assuming dilution	$0.49	$0.35	$0.34	$0.35	$0.40	$0.30	$0.34	$0.33

(1)	See Note 1A, Notes to Consolidated Financial Statements

36 of 98

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or market, vendor incentives, goodwill and identifiable intangible assets, deferred taxes and contingencies. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above-described items are reasonable and that the actual results will not vary significantly from the estimated amounts. For further discussion of our significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

A revised standard, SFAS No.123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, is effective beginning with a company’s first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This means SFAS 123(R) is effective for us beginning with the first quarter of fiscal year 2006, which began on July 1, 2005. The adoption of SFAS 123(R) requires us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. Actual results may differ from estimates. See Note 2 to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123 (R).

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

The Company has service revenue associated with configuration and marketing, which is recognized when the work is complete and all obligations are substantially met. The Company also sells third-party services, such as maintenance contracts. Since the company is acting as an agent for these services, revenue is recognized net of cost at the time of sale. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables.

Allowances for Trade and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including:

37 of 98

(1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. A provision for estimated losses on returns and allowances is recorded at the time of sale based on historical experience.

Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than the estimated amounts, reserves may be reduced.

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

The Company records unrestricted, volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of goods sold when the related inventory is sold. EITF 02-16 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Goodwill and Other Identifiable Intangible Assets

The Company reviews the carrying value of goodwill annually for impairment. Goodwill may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. The Company’s impairment tests include the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. These tests require management to use estimates and assumptions that may vary from actual results.

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists and debt issue costs, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Customer lists are amortized on a straight-line basis over a five year period. Debt issue costs are amortized over the term of the related debt on a basis, which approximates the effective yield method.

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 5 years for furniture, equipment, and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

38 of 98

For long-lived assets other than goodwill, if the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. In fiscal years 2006, 2005 and 2004, the Company recognized charges of approximately $102,000, $30,000 and $892,000, respectively, in operating expenses for the impairment of certain capitalized assets for the North American distribution segment. These assets included software that was no longer functional based on operational needs.

Deferred Income Taxes

Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. The Company evaluates the tax assets and liabilities on a periodic basis and adjusts the balances as appropriate.

The Company records valuation allowances to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, the Company considers a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event the Company determines it would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. Likewise, should the Company determine that it was unable to use all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Tax Valuation Allowance

During 2006, in accordance with SFAS No. 109, a valuation allowance of $1.5 million against foreign deferred tax assets was reversed. The Company believes that it has sufficient positive evidence that its deferred tax assets are more likely than not to be realized. Such positive evidence includes cumulative operating income in recent years and forecasts of future taxable income. The Company evaluates the deferred tax assets on a periodic basis and assesses the need for additional valuation allowances as circumstances change.

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

The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.3 million at June 30, 2005. As of June 30, 2006, the Company has paid approximately $1.0 million. The Company is disputing the assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

39 of 98

The Company’s cash and cash equivalent balance totaled $3.8 million at June 30, 2006 compared to $8.6 million at June 30, 2005. Domestic cash is generally swept on a nightly basis to pay down the line of credit. The Company’s working capital increased from $219.9 million at June 30, 2005 to $262.2 million at June 30, 2006. The increase in working capital resulted primarily from an $83.2 million increase in trade and notes receivable and a $65.0 million increase in inventory and offset in part by a $106.7 million increase in trade accounts payable and accrued expenses and other liabilities.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the year. The number of days sales outstanding (DSO) in ending trade receivables increased to 59 days at June 30, 2006 compared to 51 days at June 30, 2005. The increase in DSO is due to the Company granting longer payment terms to large customers who previously purchased direct from manufacturers on similar longer terms. In addition, the longer payment terms associated with the communications and international businesses have had the effect of increasing DSO as their growth rate has met or exceeded that of the company. Inventory turnover remained comparable at 7.2 times in fiscal 2006 and 7.3 times in fiscal 2005. Management efforts continued to be effective in managing the increase in inventory relative to sales growth. The number of days purchases outstanding (AP days) in accounts payable increased to 59 days at June 30, 2006 compared to 46 days at June 30, 2005. The increase in AP days is due to the timing of payments relative to period end, and to a lesser extent, improved negotiated payment terms with vendors.

Cash provided by operating activities was $13.2 million for the year ended June 30, 2006 compared to cash provided by operating activities of $13.3 million for the year ended June 30, 2005. The decrease in cash provided by operating activities was slightly lower than the prior year.

Cash used in investing activities for the year ended June 30, 2006 was $10.8 million. Cash used for business acquisitions totaled $1.3 million, primarily for additional ownership interests in two of the Company’s majority-owned subsidiaries (Netpoint and OUI). OUI is now 100% owned by the Company. Cash used for capital expenditures for the year totaled $9.4 million including $5.0 million for the purchase of property adjacent to the Company’s headquarters in Greenville, South Carolina. Other expenditures were incurred for software, furniture, equipment and building improvements, including the expansion of sales offices in Phoenix, Arizona and Atlanta, Georgia.

Cash used in investing activities for the year ended June 30, 2005 was $9.4 million. Cash used for business acquisitions totaled $5.3 million, primarily for the acquisition of EuropData Connect Ltd. and for an additional ownership interest in one of the Company’s majority-owned subsidiaries (Netpoint). Cash used for capital expenditures for the year totaled $4.1 million including $1.1 million related to the expansion of the Memphis, Tennessee distribution center, and for purchases of software, furniture, equipment, and building improvements.

At June 30, 2006 and 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This credit facility, which amended and restated the Company’s prior credit facility, was entered into on July 16, 2004 and has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at June 30, 2006 and 2005 was 4.38% and 3.87%, respectively. The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The outstanding borrowings at June 30, 2005 were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. The Company was in compliance with its loan covenants at June 30, 2006 and 2005, respectively.

On July 3, 2006, the Company’s revolving credit facility bank group (“Bank Group”) agreed to the following: (i) the acquisition of the assets of T2 Supply, LLC (“T2”), and (ii) an increase in the Bank Group’s maximum commitment from $130 million to $150 million,

On July 25, 2006, ScanSource Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement with Wachovia Bank, National Association for a $13 million unsecured note payable. Such note

40 of 98

requires the Company not to encumber it’s headquarter property except as permitted by the lender. Monthly payments consist of interest only, accrued at the rate of one-month LIBOR plus 0.65%. The note matures on July 31, 2008 and is guaranteed by the Company and its subsidiary, Logue Court Properties, LLC.

At June 30, 2006 and 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2006, and is scheduled to mature on January 31, 2007. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 84% and 76% of the balance on the line as of June 30, 2006 and 2005, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At June 30, 2006 and 2005, the effective interest rate was 7.25% and 5.25%, respectively. At June 30, 2006 and 2005 there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. The Company was in compliance with its loan covenants at June 30, 2006 and 2005, respectively.

Cash used in financing activities for the year ended June 30, 2006 totaled $6.5 million, including $6.5 million in payments on short-term and long-term debt and $4.3 million in repayments under the Company’s credit facility, offset in part by $2.7 million in proceeds from stock option exercises and $1.6 million of excess tax benefits from share-based payment arrangements. Cash provided by financing activities for the year ended June 30, 2005 totaled $3.0 million, including $2.1 million in proceeds from stock option exercises and $2.4 million net short-term borrowings offset in part by $0.8 million in payments on long-term debt and $0.7 million in repayments under the Company’s credit facility.

Payments due by period for the Company’s contractual obligations at June 30, 2006 are as follows:

	Payments Due by Period
	Total	Fiscal Year 2007	Fiscal Years 2008 - 2010	Fiscal Years 2011 - 2012	Thereafter
Long-term debt obligations	$4,627,000	$229,000	$4,398,000	$—	$—
Operating lease obligations	5,584,000	1,781,000	2,783,000	762,000	258,000
Purchase obligations	646,000	646,000	—	—	—

Total obligations	$10,857,000	$2,656,000	$7,181,000	$762,000	$258,000

The Company anticipates capital expenditures of approximately $5.6 million in fiscal year 2007 for renovations of the Greenville facility, the purchase of software and equipment, and for various other improvements and purchases. Contractual obligations for the renovations amounted to approximately $646,000 at June 30, 2006.

On October 22, 2004, The American Jobs Creation Act of 2004 was enacted. This legislation provides a tax deduction of 85% of certain foreign dividends that are repatriated by the Company. The Company did not distribute earnings from its foreign subsidiaries under this legislation.

At June 30, 2006, the Company has: (i) gross net operating loss carryforwards of approximately $313,000 for U.S. Federal income tax purposes that begin expiring in 2020; (ii) state income tax credit carryforwards of approximately $236,000 that begin expiring in 2019; (iii) U.S. income tax credits of approximately $45,000 that begin expiring in 2016; (iv) net foreign operating loss carryforwards of approximately $775,000 that begin expiring in 2008.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next year.

Backlog

The Company does not consider backlogs to be material to its business. Nearly all orders are filled within 24 hours of receipt.

Accounting Standards Recently Issued

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income

41 of 98

taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Prior to July 1, 2005, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation was recognized in the Consolidated Income Statements for the years ended June 30, 2005 and 2004, respectively, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Grants of 290,400 options occurred during the year ended June 30, 2006. No share-based payment modifications occurred during such year. Results for periods ended prior to July 1, 2005 have not been restated for the implementation of Statement 123(R).

As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the year ended June 30, 2006 are $3,164,000 and $2,642,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 are $0.11 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

At June 30, 2006, there was approximately $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has adopted FSP 123(R)-3 during the year ended June 30, 2006. Such adoption did not have a material impact on financial position, results of operations or cash flows.

Impact of Inflation

The Company has not been adversely affected by inflation as technological advances and competition within specialty technology markets have generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts.

42 of 98

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations. The Company has chosen to present this information below in a sensitivity analysis format.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the years ended June 30, 2006 and 2005 would have resulted in an approximately $441,000 and $493,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At June 30, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $25,000. At June 30, 2005, the Company had no currency forward contracts outstanding.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at June 30, 2006, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

ITEM 8.	Financial Statements and Supplementary Data.

“Index to Consolidated Financial Statements”

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005 (restated)

Consolidated Income Statement for the years ended June 30, 2006, 2005 and 2004 (restated)

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004 (restated)

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004 (restated)

Notes to Consolidated Financial Statements (restated)

43 of 98

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ScanSource, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated) set forth in Item 9A of this Form 10-K/A, that ScanSource, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of a material weakness identified in management’s assessment as described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ScanSource Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated August 25, 2006, we expressed an unqualified opinion on management’s previous assessment that ScanSource, Inc. maintained effective internal control over financial reporting as of June 30, 2006, and an unqualified opinion that the company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria. As described in the following paragraph, the Company subsequently identified material misstatements in its consolidated financial statements, which caused such consolidated financial statements to be restated. Management subsequently revised its assessment to include the identification of the material weakness described in the following paragraph and conclude that ScanSource, Inc.’s internal control over financial reporting was not effective as of June 30, 2006. Accordingly, our present opinion on the effectiveness of ScanSource, Inc.’s internal control over financial reporting as of June 30, 2006, as expressed herein, is different from that expressed in our previous report.

44 of 98

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: There were not sufficient safeguards in place to monitor grant award practices and to foster a consistent flow of information and communication between those initiating the stock option grant transactions, those approving the transactions, and those responsible for their administration and financial reporting. Inadequate coordination, monitoring, and communication in and among Board members, finance, and legal functions prevented management from assuring that the accounting consequences of decisions affecting the measurement dates of options awarded were identified on a timely basis and accounted for properly in the Company’s financial statements.

As a result of this material weakness, ScanSource, Inc. restated its financial statements for the years ended June 30, 2006, 2005 and 2004 to include additional compensation expense and related tax benefits related to stock-based awards. The affected financial statement line items included current and long-term deferred tax assets, accrued expenses, additional paid in capital, selling general and administrative expenses and benefit from income taxes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the June 30, 2006 consolidated financial statements, and this report does not affect our report dated August 25, 2006, except for Notes 1A, 2, 3, 6, 7, 12, and 16, as to which the date is June 12, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that ScanSource, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ScanSource, Inc. has not maintained effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 25, 2006, except for the effects

of the material weakness described in the

sixth paragraph above, as to which the

date is June 12, 2007

45 of 98

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ScanSource, Inc.

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2006 (restated) and 2005 (restated), and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2006 (restated) and 2005 (restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 (as restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1A to the consolidated financial statements, the 2006, 2005, and 2004 consolidated financial statements have been restated.

As discussed in Note 6 to the financial statements, effective July 1, 2005, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ScanSource Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is June 12, 2007, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 25, 2006, except for Notes

1A, 2, 3, 6, 7, 12, and 16 as to which the

date is June 12, 2007.

46 of 98

SCANSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

(In thousands)

	2006	2005
	Restated(1)	Restated(1)
Assets
Current assets:
Cash and cash equivalents	$3,831	$8,609
Trade and notes receivable:
Trade, less allowance of $11,508 and $10,923 at June 30, 2006 and 2005, respectively	300,240	217,006
Other	4,558	5,479

	304,798	222,485
Inventories	244,005	178,917
Prepaid expenses and other assets	2,293	3,547
Deferred income taxes	15,709	10,937

Total current assets	570,636	424,495

Property and equipment, net:	27,098	23,299
Goodwill	14,404	12,915
Other assets, including identifiable intangible assets	5,359	8,895

Total assets	$617,497	$469,604

(1)	See Note 1A, Notes to Consolidated Financial Statements

47 of 98

SCANSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

(In thousands, except for share information)

(Continued)

	2006	2005
	Restated(1)	Restated(1)
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$229	$564
Short-term borrowings	—	4,478
Trade accounts payable	271,519	173,255
Accrued expenses and other liabilities	30,359	21,873
Income taxes payable	6,358	4,474

Total current liabilities	308,465	204,644

Deferred income taxes	—	—
Long-term debt	4,398	6,045
Borrowings under revolving credit facility	27,558	31,269
Other long-term liabilities	2,757	1,342

Total liabilities	343,178	243,300

Minority interest	910	1,092
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized; 25,725,214 and 25,330,152 shares issued and outstanding at June 30, 2006 and 2005, respectively	76,915	69,668
Retained earnings	191,876	152,061
Accumulated other comprehensive income	4,618	3,483

Total shareholders’ equity	273,409	225,212

Total liabilities and shareholders’ equity	$617,497	$469,604

(1)	See Note 1A, Notes to Consolidated Financial Statements

48 of 98

SCANSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Years Ended June 30, 2006, 2005 and 2004

(In thousands, except per share data)

	2006 Restated(1)	2005 Restated(1)	2004 Restated(1)
Net sales	$1,665,600	$1,469,094	$1,192,090
Cost of goods sold	1,497,248	1,319,368	1,060,310

Gross profit	168,352	149,726	131,780

Operating expenses:
Selling, general and administrative expenses	105,042	90,970	83,601

Operating income	63,310	58,756	48,179
Other expense (income):
Interest expense	2,187	2,127	1,159
Interest income	(567)	(863)	(558)
Other, net	57	(413)	(169)

Total other expense	1,677	851	432

Income before income taxes and minority interest	61,633	57,905	47,747
Provision for income taxes	21,592	22,010	18,489

Income before minority interest	40,041	35,895	29,258

Minority interest in income of consolidated subsidiaries, net of income taxes of $101, $170 and $75, respectively	225	291	137

Net income	$39,816	$35,604	$29,121

Per share data:
Net income per common share, basic	$1.56	$1.41	$1.17

Weighted-average shares outstanding, basic	25,491	25,254	24,970

Net income per common share, assuming dilution	$1.53	$1.37	$1.13

Weighted-average shares outstanding, assuming dilution	26,034	25,927	25,775

(1)	See Note 1A, Notes to Consolidated Financial Statements

49 of 98

SCANSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 2006, 2005 and 2004

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount) Restated(1)	Retained Earnings Restated(1)	Accumulated Other Comprehensive Income	Total Restated(1)
Balance at June 30, 2003 – as previously reported	24,486,460	$56,706	$91,306	$2,875	$150,887

Cumulative Restatement Adjustment	—	2,191	(3,969)	—	(1,779)

Balance at June 30, 2003 (restated)	24,486,460	58,897	87,337	2,875	149,108
Comprehensive income:
Net income	—	—	29,121	—	29,121
Foreign currency translation adjustment	—	—	—	625	625

Total comprehensive income					29,746

Exercise of stock options	632,918	4,558	—	—	4558
Tax benefit of deductible compensation arising from exercise of stock options	—	1,333	—	—	1,333

Balance at June 30, 2004	25,119,378	64,788	116,457	3,500	184,745

Comprehensive income:
Net income	—	—	35,604	—	35,604
Foreign currency translation adjustment	—	—	—	(16)	(16)

Total comprehensive income					35,588

Exercise of stock options	210,774	2,836	—	—	2,836
Tax benefit of deductible compensation arising from exercise of stock options	—	1,785	—	—	1,785
Other	—	259	—	—	259

Balance at June 30, 2005	25,330,152	69,668	152,061	3,484	225,213

Comprehensive income:
Net income	—	—	39,816	—	39,816
Foreign currency translation adjustment	—	—	—	1,133	1,133

Total comprehensive income					40,949

Exercise of stock options	395,062	2,673	—	—	2,673
Stock-based compensation	—	3,593	—	—	3,593
Tax benefit of deductible compensation arising from exercise of stock options	—	981	—	—	981

Balance at June 30, 2006	25,725,214	$76,915	$191,876	$4,618	$273,409

(1)	See Note 1A, Notes to Consolidated Financial Statements

50 of 98

SCANSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2006, 2005 and 2004

(In thousands)

	2006 Restated(1)	2005 Restated(1)	2004 Restated(1)
Cash flows from operating activities:
Net income	$39,816	$35,604	$29,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,566	5,141	5,036
Amortization of intangible assets	200	364	314
Allowance for accounts and notes receivable	2,702	1,556	4,030
Share-based compensation and restricted stock	3,716	702	291
Impairment of capitalized assets	102	30	892
Deferred income tax (benefit) expense	(5,802)	(1,992)	(254)
Excess tax benefits from share-based payment arrangements	(982)	—	—
Minority interest in income of subsidiaries	225	291	137
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(85,005)	(41,622)	(49,976)
Other receivables	942	(1,286)	555
Inventories	(63,604)	5,962	(30,090)
Prepaid expenses and other assets	1,316	(869)	96
Other noncurrent assets	4,320	(2,265)	1,093
Trade accounts payable	97,125	3,714	15,273
Accrued expenses and other liabilities	9,747	5,960	3,598
Income taxes payable	2,823	2,558	3,460

Net cash provided by (used in) operating activities	13,207	13,848	(16,424)

Cash flows from investing activities:
Capital expenditures	(9,431)	(4,093)	(2,484)
Cash paid for business acquisitions, net of cash acquired	(1,348)	(5,300)	(540)

Net cash used in investing activities	(10,779)	(9,393)	(3,024)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(4,478)	2,445	—
Advances (payments) on revolving credit, net	(4,343)	(736)	14,451
Exercise of stock options	2,673	2,135	4,268
Excess tax benefits from share-based payment arrangements	982	—	—
Repayments of long-term debt borrowings	(1,982)	(829)	(861)

Net cash (used in) provided by financing activities	(7,148)	3,015	17,858

Effect of exchange rate changes on cash and cash equivalents	(58)	92	72

(Decrease) increase in cash and cash equivalents	(4,778)	7,562	(1,518)
Cash and cash equivalents at beginning of year	8,609	1,047	2,565

Cash and cash equivalents at end of year	$3,831	$8,609	$1,047

Supplemental disclosure of cash flow information:
Interest paid during the year	$2,159	$2,126	$1,169

Income taxes paid during the year	$22,614	$21,550	$14,830

Supplemental disclosure of noncash investing activities:
Assets acquired in exchange for liabilities assumed	$—	$5,023	$—

See Note 1A, Notes to Consolidated Financial Statements

51 of 98

Note (1) Business Description

ScanSource, Inc. (the “Company”) is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

Note (1A) Restatement of Consolidated Financial Statements

The Consolidated Financial Statements and the related disclosures for the fiscal years ended 2006, 2005, and 2004 and for each of the quarters in fiscal years 2006 and 2005 have been restated as described below. Reflected in the restatement are adjustments for stock option accounting and adjustments related to audit differences.

The Company has reviewed stock option grant practices and as a result has determined that for certain of its grants the appropriate measure date differed from the recorded measurement date. As a result, the Company performed an accounting analysis which resulted in the restatement of compensation expense related payroll taxes, and resulting income tax.

Amortization of the Restatement Adjustments

In accordance with APB 25 and FASB 123R for fiscal year 2006, the restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, which was generally the vesting period of each respective grant.

52 of 98

The restatement has resulted in additional stock-based compensation expense and other expenses related to audit adjustments partially offset by income tax benefits, as follows:

Restatement expense by period

(in thousands)

Fiscal year ended June 30,	Compensation adjustments	Related income tax expense (benefit)	Audit adjustments	Related income tax expense (benefit)	Total restatement net of tax
1995	$16	$(6)			$10
1996	20	(8)			12
1997	129	(49)			80
1998	191	(63)			128
1999	605	(216)			389
2000	690	(213)			477
2001	908	(282)			626
2002	1,255	(259)			996
2003	1,426	(290)	185	(70)	1,251

Subtotal	5,240	(1,386)	185	(70)	3,969

2004	666	(57)	407	(154)	862
2005	1,158	(340)	(1,112)	422	128
2006	(82)	29	534	(187)	294

Total through 2006	$6,982	$(1,754)	$14	$11	$5,253

The restatement is comprised of (i) $5.3 million of additional non-cash stock option compensation, (ii) an additional expense associated with payroll taxes of $1.6 million related to exercises of stock options for the same periods, and (iii) because the Company receives a tax deduction upon the exercise of employee stock options that were granted in the money, an income tax benefit of $1.7 million, resulting in a cumulative after tax adjustment to net income over the period 1995 to 2006 of $5.3 million. Additionally, the audit adjustments described below in “Restatement related to audit differences” impact the restatement by $25,000. The expected impact of the restatement on fiscal year 2007 and future years is approximately $0.7 million of additional stock option expense although this amount may decrease if future forfeitures are greater than anticipated forfeitures. No single year impact is material for fiscal year 2007 and future years.

The cumulative after tax adjustment for fiscal years 1995 through 2003 subtotaled above is included in the restated fiscal year 2004 balance sheet as a reduction in retained earnings.

Restatement related to audit differences

As part of the restatement process, management reviewed any other items in our previously issued financial statements which it believed should be corrected. There were two additional adjustments as of our fiscal 2006 year end audit; one related to the overstatement of the allowance for doubtful accounts and the other related to an understated accrual for value added tax on goods and services. The aggregate adjustments for these items decreased net income by $25,000. For the fiscal year ended June 30, 2006, net income decreased $0.3 million for fiscal year ended June 30, 2005, net income increased $0.7 million for fiscal year ended June 30, 2004, net income decreased $0.3 million and for fiscal year 2003 and prior fiscal years, net income decreased $0.1 million.

The following table set forth the impact of the above adjustments and the related tax effects on our historical Consolidated Statements of Income for each of the three years ended June 30, 2006, June 30, 2005, and June 30, 2004.

53 of 98

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2006 As Reported	Restatement Adjustments	Audit Adjustments	2006 (restated)	2005 As Reported	Restatement Adjustments	Audit Adjustments	2005 (restated)
Net sales	$1,665,600	$—	$—	$1,665,600	$1,469,094	$—	$—	$1,469,094
Cost of goods sold	1,497,248	—	—	1,497,248	1,319,368	—	—	1,319,368

Gross profit	168,352	—	—	168,352	149,726	—	—	149,726

Operating expenses:
Selling, general and administrative expenses	104,759	(82)	365	105,042	90,977	1,158	(1,165)	90,970

Total operating expenses	104,759	(82)	365	105,042	90,977	1,158	(1,165)	90,970

Operating income	63,593	82	(365)	63,310	58,749	(1,158)	1,165	58,756
Other expense (income):
Interest expense	2,187	—	—	2,187	2,127	—	—	2,127
Interest income	(567)	—	—	(567)	(863)	—	—	(863)
Other, net	(111)	—	168	57	(466)	—	53	(413)

Total other expense	1,509	—	168	1,677	798	—	53	851

Income before income taxes and minority interest	62,084	82	(533)	61,633	57,951	(1,158)	1,112	57,905
Provision for income taxes	21,750	29	(187)	21,592	21,928	(340)	422	22,010

Income before minority interest	40,334	53	(346)	40,041	36,023	(818)	690	35,895
Minority interest in income of consolidated subsidiaries, net of income taxes	225	—	—	225	291	—	—	291

Net income	$40,109	$53	$(346)	$39,816	$35,732	$(818)	$690	$35,604

Per share data:
Net income per common share, basic	$1.57	$—	$(0.01)	$1.56	$1.41	$(0.03)	$0.03	$1.41

Net income per common share, assuming dilution	$1.53	$—	$(0.01)	$1.53	$1.37	$(0.04)	$0.03	$1.37

Weighted-average shares outstanding, basic	25,491	—	—	25,491	25,254	—	—	25,254

Weighted-average shares outstanding, assuming dilution	26,139	(105)	—	26,034	26,019	(92)	—	25,927

54 of 98

(in thousands, except per share data)	2004 As Reported	Restatement Adjustments	Audit Adjustments	2004 (restated)
Net sales	$1,192,090	$—	$—	$1,192,090
Cost of goods sold	1,060,310	—	—	1,060,310

Gross profit	131,780	—	—	131,780

Operating expenses:
Selling, general and administrative expenses	82,524	666	411	83,601

Total operating expenses	82,524	666	411	83,601

Operating income	49,256	(666)	(411)	48,179
Other expense (income):
Interest expense	1,159	—	—	1,159
Interest income	(558)	—	—	(558)
Other, net	(164)	—	(5)	(169)

Total other expense	437	—	(5)	432

Income before income taxes and minority interest	48,819	(666)	(406)	47,747
Provision for income taxes	18,700	(57)	(154)	18,489

Income before minority interest	30,119	(609)	(252)	29,258
Minority interest in income of consolidated subsidiaries, net of income taxes	137	—	—	137

Income before extraordinary gain

Extraordinary gain, net of taxes

Net income	$29,982	$(609)	$(252)	$29,121

Per share data:
Net income per common share, basic	$1.20	$(0.02)	$(0.01)	$1.17

Net income per common share, assuming dilution	$1.16	$(0.02)	$(0.01)	$1.13

Weighted-average shares outstanding, basic	24,970	—	—	24,970

Weighted-average shares outstanding, assuming dilution	25,904	(129)	—	25,775

55 of 98

The following table set forth the impact of the above adjustments and the related tax effects on our historical Consolidated Balance Sheets as of June 30, 2006 and June 30, 2005.

(in thousands)	2006 As Reported	Restatement Adjustments	Audit Adjustments	2006 Restated	2005 As Reported	Restatement Adjustments	Audit Adjustments	2005 Restated
Assets
Current assets:
Cash and cash equivalents	$3,831	$—	$—	$3,831	$8,609	$—	$—	$8,609
Trade and notes receivable:
Trade, less allowance of $11,508 and $10,923 at June 30, 2006 and 2005, respectively	297,740	—	2,500	300,240	215,190	—	1,816	217,006
Other	4,558	—	—	4,558	5,479	—	—	5,479

	302,298	—	2,500	304,798	220,669	—	1,816	222,485
Inventories	244,005	—	—	244,005	178,917	—	—	178,917

Prepaid expenses and other assets	2,293	—	—	2,293	3,546	1	—	3,547
Deferred income taxes	14,659	300	750	15,709	10,227	60	650	10,937

Total current assets	567,086	300	3,250	570,636	421,968	61	2,466	424,495

Property and equipment, net:	27,098	—	—	27,098	23,299	—	—	23,299
Goodwill	14,404	—	—	14,404	12,915	—	—	12,915
Other assets, including identifiable intangible assets	4,631	1,473	(745)	5,359	8,888	856	(849)	8,895

Total assets	$613,219	$1,773	$2,505	$617,497	$467,070	$917	$1,617	$469,604

See accompanying notes to consolidated financial statements.

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$229	$—	$—	$229	$564	$—	$—	$564
Short-term borrowings	—	—	—	—	4,478	—	—	4,478
Trade accounts payable	271,519	—	—	271,519	173,255	—	—	173,255
Accrued expenses and other liabilities	26,170	1,677	2,512	30,359	18,369	2,209	1,295	21,873
Income taxes payable	5,072	1,269	17	6,358	3,764	710	—	4,474

Total current liabilities	302,990	2,946	2,529	308,465	200,430	2,919	1,295	204,644

	264,096							219,851
Deferred income taxes	$—	—	$—	$—	$1,008	$(1,008)	$—	$—
Long-term debt	4,398	—	—	4,398	6,045	—	—	6,045
Borrowings under revolving credit facility	27,558	—	—	27,558	31,269	—	—	31,269
Other long-term liabilities	2,757	—	—	2,757	1,341	1	—	1,342

Total liabilities	337,703	2,946	2,529	343,178	240,093	1,912	1,295	243,300

Minority interest	910	—	—	910	1,092	—	—	1,092

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—				—
Common stock, no par value; 45,000,000 shares authorized;
25,725,214 and 25,330,152 shares issued and outstanding at June 30, 2006 and 2005, respectively	72,860	4,055	—	76,915	65,381	4,287	—	69,668
Retained earnings	197,129	(5,228)	(25)	191,876	157,020	(5,281)	322	152,061
Accumulated other comprehensive income	4,617	—	1	4,618	3,484	(1)	—	3,483

Total shareholders’ equity	274,606	(1,173)	(24)	273,409	225,885	(995)	322	225,212

Total liabilities and shareholders’ equity	$613,219	$1,773	$2,505	$617,497	$467,070	$917	$1,617	$469,604

The following table set forth the impact of the above adjustments and the related tax effects on our historical Consolidated Statement of Cash Flows for each of the three years ended June 30, 2006, June 30, 2005, and June 30, 2004.

56 of 98

(in thousands)	2006 As Reported	Restatement Adjustment	Audit Adjustments	2006 (restated)	2005 As Reported	Restatement Adjustment	Audit Adjustments	2005 (restated)
Cash flows from operating activities:
Net income	$40,109	$53	$(346)	$39,816	$35,732	$(818)	$690	$35,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain, net of income taxes
Depreciation	5,566			5,566	5,141			5,141
Amortization of intangible assets	200			200	364			364
Allowance for accounts and notes receivable	3,386		(684)	2,702	3,372		(1,816)	1,556
Share-based compensation and restricted stock	3,265	451		3,716	—	702		702
Impairment of capitalized assets	102			102	30			30
Deferred income tax (benefit) expense	(5,750)	(76)		(5,826)	(1,837)	(155)		(1,992)
Excess tax benefits from share-based payment arrangements	(1,664)	682	—	(982)	—	—		—
Minority interest in income of subsidiaries	225			225	291			291
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(85,005)			(85,005)	(41,622)			(41,622)
Other receivables	942			942	(1,286)			(1,286)
Inventories	(63,604)			(63,604)	5,962			5,962
Prepaid expenses and other assets	1,316			1,316	(869)			(869)
Other noncurrent assets	4,320			4,320	(2,265)			(2,265)
Trade accounts payable	97,125			97,125	3,714			3,714
Accrued expenses and other liabilities	9,063	(525)	1,233	9,771	4,799	457	704	5,960
Income taxes payable	2,929	97	(203)	2,823	2,322	(186)	422	2,558

Net cash provided by (used in) operating activities	12,525	682	—	13,207	13,848	—	—	13,848

Cash flows from investing activities:
Capital expenditures	(9,431)			(9,431)	(4,093)			(4,093)
Purchase of building
Cash paid for business acquisitions, net of cash acquired	(1,348)			(1,348)	(5,300)			(5,300)

Net cash used in investing activities	(10,779)	—	—	(10,779)	(9,393)	—	—	(9,393)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(4,478)			(4,478)	2,445			2,445
Advances (payments) on revolving credit, net	(4,343)			(4,343)	(736)			(736)
Exercise of stock options	2,673			2,673	2,135			2,135
Excess tax benefits from share-based payment arrangements	1,664	(682)		982	—	—		—
Repayments of long-term debt borrowings	(1,982)			(1,982)	(829)			(829)

Net cash (used in) provided by financing activities	(6,466)	(682)	—	(7,148)	3,015	—	—	3,015

Effect of exchange rate changes on cash and cash equivalents	(58)			(58)	92			92

(Decrease) increase in cash and cash equivalents	(4,778)	—	—	(4,778)	7,562	—	—	7,562
Cash and cash equivalents at beginning of year	8,609			8,609	1,047			1,047

Cash and cash equivalents at end of year	$3,831	$—	$—	$3,831	$8,609	$—	$—	$8,609

Supplemental disclosure of cash flow information:
Interest paid during the year	$2,159	$—	$—	$2,159	$2,126	$—	$—	$2,126

Income taxes paid during the year	$22,614	$—	$—	$22,614	$21,550	$—	$—	$21,550

Supplemental disclosure of noncash investing activities:
Assets acquired in exchange for liabilities assumed	$—	$—	$—	$—	$5,023	$—	$—	$5,023

57 of 98

(in thousands)	2004 As Reported	Restatement Adjustments	Audit Adjustments	2004 (restated)
Cash flows from operating activities:
Net income	$29,982	$(609)	$(252)	$29,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain, net of income taxes	—
Depreciation	5,036			5,036
Amortization of intangible assets	314			314
Allowance for accounts and notes receivable	4,030			4,030
Share-based compensation and restricted stock	—	291		291
Impairment of capitalized assets	892			892
Deferred income tax (benefit) expense	(51)	(203)		(254)
Minority interest in income of subsidiaries	137			137
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivables	(49,976)			(49,976)
Other receivables	555			555
Inventories	(30,090)			(30,090)
Prepaid expenses and other assets	96			96
Other noncurrent assets	1,093			1,093
Trade accounts payable	15,273			15,273
Accrued expenses and other liabilities	2,817	375	406	3,598
Income taxes payable	3,468	146	(154)	3,460

Net cash provided by (used in) operating activities	(16,424)	—	—	(16,424)

Cash flows from investing activities:
Capital expenditures	(2,484)			(2,484)
Purchase of building
Cash paid for business acquisitions, net of cash acquired	(540)			(540)

Net cash used in investing activities	(3,024)	—	—	(3,024)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	—			—
Advances (payments) on revolving credit, net	14,451			14,451
Exercise of stock options	4,268			4,268
Repayments of long-term debt borrowings	(861)			(861)

Net cash (used in) provided by financing activities	17,858	—	—	17,858

Effect of exchange rate changes on cash and cash equivalents	72			72

(Decrease) increase in cash and cash equivalents	(1,518)	—	—	(1,518)
Cash and cash equivalents at beginning of year	2,565			2,565

Cash and cash equivalents at end of year	$1,047	$—	$—	$1,047

Supplemental disclosure of cash flow information:
Interest paid during the year	$1,169	$—	$—	$1,169

Income taxes paid during the year	$14,830	$—	$—	$14,830

Supplemental disclosure of noncash investing activities:
Assets acquired in exchange for liabilities assumed	$—	$—	$—	$—

58 of 98

The following table set forth the impact of the above adjustments on our historical Total Other expense (income) for each of the three years ended June 30, 2006, June 30, 2005, and June 30, 2004.

	Fiscal Year Ended June 30,
(in thousands)	2006 As Reported	Restatement Adjustments	Audit Adjustments	2006 (restated)	2005 As Reported	Restatement Adjustments	Audit Adjustments	2005 (restated)
Interest Expense	$2,187	—	—	$2,187	$2,127	—	—	$2,127
Interest Income	(567)	—	—	(567)	(863)	—	—	(863)
Net Foreign exchange losses (gains)	(53)	—	168	115	(408)	—	53	(355)
Other, net	(58)	—	—	(58)	(58)	—	—	(58)

Total other expense (income)	$1,509	—	$168	$1,677	$798	—	$53	$851

	Fiscal Year Ended June 30,
	2004 As Reported	Restatement Adjustments	Audit Adjustments	2004 (restated)
Interest Expense	$1,159	—	—	$1,159
Interest Income	(558)	—	—	(558)
Net Foreign exchange losses (gains)	(395)	—	(5)	(400)
Other, net	231	—	—	231

Total other expense (income)	$437	—	$(5)	$432

59 of 98

Note 2 Summary of Significant Accounting Policies and Accounting Standards Recently Issued

Stock Split

Effective June 5, 2006, the Board of Directors of the Company approved a two-for-one stock split of the common stock effected in the form of a 100% common stock dividend. All shares and per share amounts have been retroactively adjusted to reflect the stock split.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Consolidated Income Statements. The Company purchased the remaining 10% minority interest in ChannelMax, Inc. (“ChannelMax”) effective July 1, 2003. The Company acquired an additional 12% ownership of Outsourcing Unlimited, Inc. (“OUI”) and an additional 8% ownership of Netpoint International, Inc. (“Netpoint”) in each of the years ended 2006, 2005, and 2004. The Company now owns 100% of ChannelMax, 100% of OUI, and 84% of Netpoint.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. The Company has no interest in variable interest entities as of June 30, 2006.

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

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Trade and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts,

60 of 98

the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. A provision for estimated losses on returns and allowances is recorded at the time of sale based on historical experience.

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than the estimated amounts, reserves may be reduced.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $43,421,000 and $19,119,000 as of June 30, 2006 and 2005, respectively, are included in accounts payable.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout North America, Latin America (including Mexico) and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. No single customer accounted for more than 6% of the Company’s net sales for fiscal 2006, 2005, or 2004. The ten largest customers for the year ending June 30, 2006 represented approximately 22% of the Company’s sales and 23% of the Company’s consolidated trade and notes receivable as of June 30, 2006. The ten largest customers for the year ending June 30, 2005 represented approximately 21% of the Company’s sales and 20% of the Company’s consolidated trade and notes receivable as of June 30, 2005. The ten largest customers for the year ending June 30, 2004 represented approximately 20% of the Company’s sales. Sales of the ten largest vendors’ products of the Company represented approximately 85% of consolidated net sales of the Company as of June 30, 2006, 2005 and 2004.

The Company has established arrangements with certain customers for longer term financing. The Company accounts for these arrangements by recording them at their historical cost less specific allowances at balance sheet dates. Interest income is recognized in the period earned and is recorded as interest income in the Consolidated Income Statement.

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

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions being booked to either other assets or other liabilities. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked to market with changes in their value recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures follows:

61 of 98

	Year ended June 30, 2006 Restated(1)	Year ended June 30, 2005 Restated(1)	Year ended June 30, 2004 Restated(1)
Foreign exchange derivative contract losses, net of gains	$(62,000)	$(363,000)	$(264,000)
Foreign currency transactional and re-measurement gains, net of losses	(53,000)	718,000	664,000

Net foreign currency transactional and re-measurement gains	$(115,000)	$355,000	$400,000

(1)	See Note 1A, Notes to Consolidated Financial Statements

The Company had three currency forward contracts outstanding as of June 30, 2006 with a net liability under these contracts of $25,000. The amount is included in accrued expenses and other liabilities. At June 30, 2005, the Company had no currency forward contract outstanding. The following table provides information about the outstanding foreign currency derivative financial instruments as of June 30, 2006:

	Notional Amount	Estimated Fair Market Value Compared to Notional Amount
British Pound Functional Currency
Forward contract—purchase British Pound, sell Euro	$5,584,000	$(21,000)
Euro Functional Currency
Forward contract—purchase Euro, sell British Pound	$2,774,000	(4,000)
US Dollar Functional Currency
Forward contract—purchase US Dollar, sell Canadian Dollar	$2,242,000	—

		$(25,000)

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

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) requires that a portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

The Company records unrestricted, volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of goods sold when

62 of 98

the related inventory is sold. EITF 02-16 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

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

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 5 years for furniture, equipment, and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

For long-lived assets other than goodwill, if the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. In fiscal years 2006, 2005 and 2004, the Company recognized charges of approximately $102,000, $30,000 and $892,000, respectively, in operating expenses for the impairment of certain capitalized assets for the North American distribution segment. These assets included software that was no longer functional based on operational needs.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. During fiscal year 2006 and 2005, the Company performed its annual test of goodwill to determine if there was impairment. The Company’s impairment tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing under this pronouncement. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the years ended 2006 or 2005.

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists and debt issue costs, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Customer lists are amortized on a straight-line basis over a five year period. Debt issue costs are amortized over the term of the related debt on a basis which approximates the effective yield method. These assets are included in other assets (see Note 11).

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments.

63 of 98

The fair value of long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments and was approximately $4,627,000 and $6,676,000 at June 30, 2006 and 2005, respectively.

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

The Company has service revenue associated with configuration and marketing, which is recognized when the work is complete and all obligations are substantially met. The Company also sells third-party services, such as maintenance contracts. Since the company is acting as an agent for these services, revenue is recognized net of cost at the time of sale. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables.

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2006, 2005 and 2004 was approximately $8.6 million, $7.2 million, and $5.8 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three years ended June 30, 2006. Deferred advertising costs at June 30, 2006 and 2005 were not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income. The assets, including goodwill, and liabilities of these foreign entities are translated into U.S. Dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period.

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statement. Foreign currency gains / (losses) for the years ended June 30, 2006, 2005 and 2004 were $(115,000), $355,000, and $400,000, respectively.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside the United States.

64 of 98

On October 22, 2004, The American Jobs Creation Act of 2004 was enacted. This legislation provides a tax deduction of 85% of certain foreign dividends that are repatriated by the Company. The Company did not distribute earnings from its foreign subsidiaries under this legislation.

Deferred Income Taxes

Deferred income taxes are determined in accordance with SFAS No.109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. The Company evaluates the tax assets and liabilities on a periodic basis and adjusts the balances as appropriate.

The Company records valuation allowances to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, the Company considers a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event the Company determines it would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. Likewise, should the Company determine that it was unable to use all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Share-Based Payment

At June 30, 2006, the Company has three stock-based employee compensation plans and a plan for its non-employee directors, which are more fully described in Note 6. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Grants of 290,400 options occurred during the year ended June 30, 2006. No share-based payment modifications occurred during such year. Results for periods ended prior to July 1, 2005 have not been restated for the implementation of Statement 123(R).

As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the year ended June 30, 2006 are $3,615,000 and $2,922,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 are $0.12 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $982,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

65 of 98

The following table illustrates the effect on net income and earnings per share for the years ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions to stock-based employee compensation for those periods.

	Year ended June 30,
	2005 restated(1)	2004 restated(1)
Net income, as reported	$35,604,000	$29,121,000
Add: Total stock-based employee compensation expense determined under intrinsic value method, net of related income taxes	435,000	180,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,143,000)	(1,668,000)

Pro-forma net income	$33,896,000	$27,633,000

Earnings per share:
Income per common share, basic, as reported	$1.41	$1.17

Income per common share, basic, pro forma	$1.34	$1.11

Income per common share, assuming dilution, as reported	$1.37	$1.13

Income per common share, assuming dilution, pro forma	$1.31	$1.07

(1)	See Note 1A, Notes to Consolidated Financial Statements

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has adopted FSP 123(R)-3 during the year ended June 30, 2006. Such adoption did not have a material impact on financial position, results of operations or cash flows.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the years ended June 30, 2006, 2005 and 2004, comprehensive income consisted of net income of the Company of $39.8 million, $35.6 million and $29.1 million, respectively, and translation adjustments of $1.1 million, $(16,000) and $0.6 million, respectively.

Accounting Standards Recently Issued

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal

66 of 98

years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

67 of 98

Note (3) Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income Restated(1)	Shares Restated(1)	Per Share Amount
2006:
Income per common share, basic	$39,816,000	25,491,000	$1.56

Effect of dilutive stock options	—	543,000

Income per common share, assuming dilution	$39,816,000	26,034,000	$1.53

2005:
Income per common share, basic	$35,604,000	25,254,000	$1.41

Effect of dilutive stock options	—	673,000

Income per common share, assuming dilution	$35,604,000	25,927,000	$1.37

2004:
Income per common share, basic	$29,121,000	24,970,000	$1.17

Effect of dilutive stock options	—	805,000

Income per common share, assuming dilution	$29,121,000	25,775,000	$1.13

(1)	See Note 1A, Notes to Consolidated Financial Statements.

For the years ended June 30, 2006, 2005 and 2004 there were 424,000, 119,000 and 76,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note (4) Revolving Credit Facility and Subsidiary Lines of Credit

At June 30, 2006 and 2005, the Company had a $100 million multi-currency revolving credit facility with its bank group, which matures on July 31, 2008. This credit facility, which amended and restated the Company’s prior credit facility, was entered into on July 16, 2004 and has an accordion feature that allows the Company to increase the revolving credit line up to an additional $50 million, the first $30 million of which is committed with the existing bank group and the remaining $20 million of which is subject to syndication (see Note 16 for a discussion of a subsequent amendment). The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at June 30, 2006 and 2005 was 4.38% and 3.87%, respectively. The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. See Note 16 for current commitments. The outstanding borrowings at June 30, 2005 were $31.3 million on a total commitment of $130 million, leaving $98.7 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends.

At June 30, 2006 and 2005, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2006, and is scheduled to mature on January 31, 2007. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 84% and 76% of the balance on the line as of June 30, 2006 and 2005, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At June 30, 2006 and 2005, the effective interest rate was 7.25% and 5.25%, respectively. At June 30, 2006 and 2005 there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings.

68 of 98

Note (5) Short-term Borrowings and Long-term Debt

The Company had no short-term borrowings at June 30, 2006. Short-term borrowings at June 30, 2005 consisted of an unsecured note payable issued by the Company on May 16, 2005 in the amount of $4.5 million with a fixed interest rate of 3.38% and a maturity date of August 31, 2005.

Long-term debt consists of the following at June 30, 2006 and 2005:

	2006	2005
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; variable interest rates of 5.88% and 3.89%, respectively, at June 30, 2006 and 2005; maturing in fiscal 2009 with a balloon payment of approximately $4,155,000	$4,627,000	$4,886,000
Note payable to a bank, secured by office building and land; monthly payments of principal and interest of $15,000; 9.19% fixed interest rate at June 30, 2005. This note was paid on December 30, 2005.	—	1,511,000
Note payable to a bank, secured by motor coach; monthly payments of principal and interest of $7,000; 3.89% variable interest rate at June 30, 2005. This note was paid on February 8, 2006.	—	194,000
Capital leases for equipment with monthly principal payments ranging from $48 to $1,903 and effective interest rates ranging from 9.0% to 22.75%, at June 30, 2005.	—	18,000

	4,627,000	6,609,000
Less current portion	229,000	564,000

Long-term portion	$4,398,000	$6,045,000

The note payable secured by the distribution center contains certain financial covenants, including minimum net worth, capital expenditure limits, a maximum debt to tangible net worth ratio, and a prohibition on the payment of dividends.

Scheduled debt maturities at June 30, 2006 are as follows:

Long-Term Debt
Fiscal year:
2007	$229,000
2008	243,000
2009	4,155,000
Thereafter	—

Total principal payments	$4,627,000

See also Note 16 for a discussion of subsequent agreement.

69 of 98

Note 6) Stock Options

At June 30, 2006, the Company has three stock-based compensation plans and a plan for its non-employee directors that are described below. The compensation cost charged to expense (included in selling, general and administrative) was $3,716,000 for the year ended June 30, 2006. The total income tax benefit recognized in the condensed consolidated income statement for stock-option exercises for the year ended June 30, 2006 was $693,000. No compensation cost was capitalized as part of inventory and fixed assets for the year ended June 30, 2006.

The Company’s stock option plans, which are shareholder approved, permit the grant of stock options and shares to its employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders and have been granted with an exercise price equal to the market value of the Company’s stock at the date of grant. Such stock option plans are described below.

•

The 1993 Incentive Stock Option Plan reserved 1,120,000 shares of common stock for issuance to key employees. The plan provides for three-year vesting of the options at a rate of 33% annually. The options are exercisable over 10 years, and options are not to be granted at less than the fair market value of the underlying shares at the date of grant. No change of control provisions exist for options outstanding under this plan.

•

The amended 1997 Stock Incentive Plan reserved 2,400,000 shares of common stock for issuance to officers, directors, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan provides for three-year vesting of the options at a rate of 33% annually. The term of each option is 10 years from the grant date. As of June 30, 2006, there were 39,340 shares available for grant under this plan. All of participant’s options become fully exercisable if the participant’s employment is terminated without cause or the participant resigns with good reason within twelve months after a change of control of the Company. The Compensation Committee of the Board of Directors may also accelerate a participant’s options upon the occurrence of a change of control.

•

The 2002 Long-Term Incentive Plan (as amended at the 2005 Annual Meeting of Shareholders) reserved 1,600,000 shares of common stock for issuance to officers, employees, consultants or advisors to the Company. This plan provides for incentive stock options, nonqualified options, stock appreciation rights and restricted stock awards to be granted at exercise prices to be determined by the Compensation Committee of the Board of Directors. The plan generally provides for three-year vesting of the options at a rate of 33% annually, and provides a term of 10 years from the grant date. As of June 30, 2006, there were 563,860 shares available for grant under this plan. No change of control provisions exist for options under this plan.

•

Since 1993 the Company has compensated its non-employee directors with a grant of stock options issued at fair market value on the date following the annual meeting of shareholders. The stock option grants have had a term of 10 years and vesting period of six months after the date of grant. The 1993 Director Plan had 60,000 reserved shares remaining but not issued when it was replaced by the 1999 Director Plan. The 1999 Director Plan had 248,000 reserved shares remaining but not issued when it was replaced by the 2003 Directors Equity Compensation Plan (the “2003 Director Plan”), which reserved 250,000 shares of common stock. Under the 2003 Director Plan, the number of shares granted (rounded up to the nearest 100 shares) is calculated by dividing $200,000 by the average per share stock price of the common stock for the 30-day period immediately preceding the grant date. As of June 30, 2006, there were 168,400 shares available for grant under this plan. No change of control provisions exist for options outstanding under this plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula that uses assumptions determined at the date of grant. Grants of 290,400 options, 311,800 options, and 317,700 options occurred during the years ended June 30, 2006, 2005 and 2004, respectively. The fair value of options granted during the year ended June 30, 2006 are estimated using the fair value assumptions as follows: expected volatility of 40%, expected dividends of 0%, expected term of 5 years, and risk-free interest rate of 4.3% to 4.5%. Expected volatilities are based on implied volatilities from the Company’s stock prices. The Company uses historical data to estimate option exercise and termination

70 of 98

within the valuation model. The expected term of options is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation costs related to the outstanding grants are amortized on a straight-line basis over the vesting period of the option from the grant date to final vesting date using the fair value of the options.

The fair value of options granted during the year ended June 30, 2005 is estimated using weighted-average assumptions as follows: expected volatility of 38.1%, expected dividend of 0%, expected term of 6.5 years, and risk-free interest rate of 3.8%. The fair value of options granted during the year ended June 30, 2004 is estimated using weighted-average assumptions as follows: expected volatility of 36.8%, expected dividend of 0%, expected term of 6.5 years, and risk-free interest rate of 3.4%.

A summary of option activity under the plans as of June 30, 2006 and changes during the twelve months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2005	1,963,996	$13.81
Granted	290,400	27.73
Exercised	(408,673)	7.36
Forfeited	(18,231)	26.23

Outstanding at June 30, 2006	1,827,492	$17.34	6.02	$22,150

Vested or anticipated to vest in future, at June 30, 2006 (net of expected forfeitures of 52,123 shares)	1,775,369	$17.05	5.95	$22,036

Exercisable at June 30, 2006	1,306,262	$13.37	4.98	$21,011

The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $8,787,000, $4,408,000 and $7,141,000, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair-Value
Nonvested at June 30, 2005	550,365	$13.86
Granted	290,400	12.51
Vested	(309,983)	12.45
Forfeited	(9,552)	13.94

Nonvested at June 30, 2006	521,230	$13.89

The weighted-average-grant-date fair value of 311,800 and 317,700 options granted during the years ended June 30, 2005 and 2004 was $17.26 and $10.99, respectively.

At June 30, 2006, there was approximately $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 is $3,859,000, $3,044,000 and $2,900,000, respectively.

71 of 98

For the years ended June 30, 2006, 2005 and 2004, the number of options exercised for shares of common stock was 408,673, 213,642 and 633,614, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended June 30, 2006, 2005 and 2004 was $2,673,000, $2,135,000 and $4,268,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $982,000, $1,785,000 and $1,333,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company issues shares to satisfy the exercise of options.

Note (7) Income Taxes

Income tax expense (benefit) consists of:

	As of June 30,
	2006				2005				2004
(in thousands)	As Reported	Restatement Adjustments	Audit Adjustments	2006 restated	As Reported	Restatement Adjustments	Audit Adjustments	2005 restated	As Reported	Restatement Adjustments	Audit Adjustments	2004 restated
Current:
Federal	$22,588	$(107)	$14	$22,495	$20,762	$207	$—	$20,969	$15,940	$(7)	$—	$15,933
State	2,405	(15)	2	2,392	2,701	30	—	2,731	2,531	(1)	—	2,530
Foreign	2,531	—	—	2,531	302	—	—	302	280	—	—	280

Total current	27,524	(122)	16	27,418	23,765	237	—	24,002	18,751	(8)	—	18,743

Deferred:
Federal	(4,603)	133	(179)	(4,649)	(1,968)	(507)	371	(2,104)	585	(43)	(135)	407
State	77	18	(24)	71	(212)	(70)	51	(231)	(232)	(6)	(19)	(257)
Foreign	(1,248)	—		(1,248)	343	—	—	343	(404)	—	—	(404)

Total deferred	(5,774)	151	(203)	(5,826)	(1,837)	(577)	422	(1,992)	(51)	(49)	(154)	(254)

Provision for taxes	$21,750	$29	$(187)	$21,592	$21,928	$(340)	$422	$22,,010	$18,700	$(57)	$(154)	$18,489

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain, is as follows:

	As of June 30,
	2006				2005				2004
(in thousands)	As Reported	Restatement Adjustments	Audit Adjustments	2006 restated	As Reported	Restatement Adjustments	Audit Adjustments	2005 restated	As Reported	Restatement Adjustments	Audit Adjustments	2004 restated
U.S. Federal income tax at statutory rate	$21,730	$29	$(187)	$21,572	$20,282	$(405)	$390	$20,267	$17,087	$(233)	$(143)	$16,711
Increase (decrease) in income taxes due to:
State and local income taxes, net of U.S. Federal income tax benefit	1,540	2	(14)	1,528	1,780	(27)	35	1,788	1,916	(5)	(12)	1,899
Tax Credits	(848)	—	—	(848)	(419)	—	—	(419)	(407)	—	—	(407)
Valuation allowance	(1,457)	—	—	(1,457)	(116)	—	—	(116)	184	—	—	184
Effect of foreign							—	—	(156)	—	—	(156)
operations, net	166	—	—	166	509	—	—	509	—	—	—	—
Stock compensation	620	—	—	620	—	92	—	92	—	185	—	185
Other	(1)	(2)	14	11	(108)	—	(3)	(111)	76	(4)	1	(73)

Total	$21,750	$29	$(187)	$21,592	$21,928	$(340)	$422	$22,010	$18,700	$(57)	$(154)	$18,489

72 of 98

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2006 and 2005 are presented below:

	Fiscal Year Ended June 30,
(in thousands)	2006 As Reported	Restatement Adjustments	Audit Adjustments	2006 restated	2005 As Reported	Restatement Adjustments	Audit Adjustments	2005 restated
Deferred tax assets derived from
Allowance for accounts receivable	$4,289	$272	$(950)	$3,611	$5,315	$272	$(690)	$4,897
Inventories	6,737	—	—	6,737	2,950	—	—	2,950
Nondeductible accrued expenses	3,434	637	955	5,026	2,575	840	492	3,907
Net operating loss carryforwards	279	—	—	279	1,115	—	—	1,115
Tax credits	199	—	—	199	428	—	—	428
Deferred compensation	979	—	—	979	505	—	—	505
Stock compensation	522	—	—	522	—	—	—	—
Stock compensation related to restatement	—	864	—	864	—	812	—	812

Total deferred tax assets	16,439	1,773	5	18,217	12,888	1,924	(198)	14,614
Valuation allowance	(81)	—	—	(81)	(1,538)	—	—	(1,538)

Total deferred tax assets	16,358	1,773	5	18,136	11,350	1,924	(198)	13,076

Deferred tax liabilities derived from:				—
Timing of amortization deduction from intangible assets	$(720)	$—	$—	$(720)	(388)	—	—	(388)
Timing of depreciation and other deductions for building and equipment	(645)	—	—	(645)	(1,431)	—	—	(1,431)
Other	—	—	—	—	(312)	—	—	(312)

Total deferred tax liabilities	(1,365)	—	—	(1,365)	(2,131)	—	—	(2,131)

Net deferred tax assets	$14,993	$1,773	$5	$16,771	$9,219	$1,924	$(198)	$10,945

The components of pretax earnings are as follows:

	Year ended June 30,
(in thousands)	2006	2005	2004
Domestic	$53,451	$57,693	$47,375
Foreign	8,183	212	372

	$61,634	$57,905	$47,747

At June 30, 2006, the Company has: (i) gross net operating loss carryforwards of approximately $313,000 for U.S. Federal income tax purposes that begin expiring in 2020; (ii) state income tax credit carryforwards of approximately $236,000 that begin expiring in 2019; (iii) U.S. income tax credits of approximately $45,000 that begin expiring in 2016; (iv) net foreign operating loss carryforwards of approximately $775,000 that begin expiring in 2008. At June 30, 2006, a valuation allowance of $81,000 has been provided for a portion of the foreign operating loss carryforward, as it is more likely than not that some portion or all of the amounts will not be realized. The valuation allowance decreased by $1,457,000 and $116,000 during the years ended June 30, 2006 and June 30, 2005, respectively. During 2006, based on cumulative operating income from foreign operations and forecasts of future taxable income, it was determined in accordance with SFAS No. 109 that the majority of the Company’s valuation allowance against foreign deferred tax assets would be reversed, as it is more likely than not that these deferred tax assets will be realized.

The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution.

Note (8) Commitments and Contingencies

The Company leases office and warehouse space under noncancelable operating leases that expire through May 2016. Future minimum lease payments under operating leases are as follows:

Payments
Fiscal year ended June 30:
2007	$1,781,000
2008	1,253,000
2009	842,000
2010	688,000
2011	537,000
Thereafter	483,000

$5,584,000

73 of 98

Lease expense was approximately $1.7 million, $1.5 million and $1.1 million for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company has contractual obligations of approximately $646,000 for renovations for the Greenville facility and various other purchases at June 30, 2006.

A majority of the Company’s net revenues in 2006, 2005 and 2004 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.3 million at June 30, 2005. As of June 30, 2006, the Company has paid approximately $1.0 million. The Company is disputing the assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome of this time, the Company intends to vigorously defend its position.

The Company has future commitments to purchase the remaining 16% minority interest in Netpoint over the next two years. The Company acquired an additional 12% ownership of OUI and an additional 8% ownership of Netpoint in each of the years ended 2006, 2005 and 2004 for approximately $1,300,000, $550,000 and $509,000, respectively.

Note (9) Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that covers all employees meeting certain eligibility requirements. For the years ended June 30, 2006, 2005 and 2004 the Company provided a matching contribution of $372,000, $336,000 and $248,000, respectively, which was equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800 for 2006, 2005 and 2004. The Company determines its matching contributions annually and can make discretionary contributions in addition to matching contributions. In fiscal 2006, 2005 and 2004, the Company made discretionary profit-sharing contributions of approximately $4.2 million, $3.6 million and $2.8 million, respectively. Employer contributions are vested over a five-year period.

Note (10) Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2006	2005
Land	$2,225,000	$1,496,000
Buildings and leasehold improvements	21,691,000	16,278,000
Computer software and equipment	12,306,000	11,315,000
Furniture, fixtures and equipment	24,061,000	22,090,000

	60,283,000	51,179,000
Less accumulated depreciation	(33,185,000)	(27,880,000)

	$27,098,000	$23,299,000

74 of 98

Note (11) Goodwill and Other Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. During fiscal years 2006 and 2005, no impairment charge related to goodwill was recorded. During fiscal year 2004, the Company recorded a $172,000 reduction of goodwill related to the restructuring of the ChannelMax segment, as required under SFAS No. 141, Business Combinations (see Note 15). During fiscal year 2005, the Company acquired additional goodwill of $2,937,000, primarily through the acquisitions of Europdata Connect UK Ltd. (“EDC”), an additional 12% interest in OUI, and an additional 8% interest in Netpoint. During fiscal year 2006, the Company acquired additional goodwill of $967,000 from the purchase of additional interests in OUI and Netpoint.

Changes in the carrying amount of goodwill and other intangibles assets for the year ended June 30, 2006, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2004	$5,719,000	$4,259,000	$9,978,000
Goodwill acquired during 2005	27,000	2,910,000	2,937,000
Balance as of June 30, 2005	5,746,000	7,169,000	12,915,000
Goodwill acquired during 2006	513,000	454,000	967,000
Fluctuations in foreign currencies	—	522,000	522,000

Balance as of June 30, 2006	$6,259,000	$8,145,000	$14,404,000

Included within other assets are identifiable intangible assets as follows:

	June 30, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$338,000	$302,000	$36,000	$338,000	$234,000	$104,000
Debt issue costs	532,000	254,000	278,000	532,000	122,000	410,000

Total	$870,000	$556,000	$314,000	$870,000	$356,000	$514,000

75 of 98

The weighted average amortization period for all intangible assets was approximately four years for fiscal year 2006 and three years for fiscal years 2005 and 2004. Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $200,000, $364,000 and $314,000, respectively. Amortization expense for these items for fiscal years 2007, 2008 and 2009 is estimated to be approximately $169,000, $133,000 and $12,000, respectively.

Note (12) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, which are based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2.

North American Distribution

North American distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit and (iv) electronic security products through its ScanSource Security Distribution unit. These products are sold to more than 13,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s consolidated net sales for the fiscal years ended June 30, 2006, 2005 or 2004, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 5,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented more than 1% of the Company’s consolidated net sales during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

76 of 98

Selected financial information for each business segment are presented below:

	Year ended June 30,
	2006 As Reported	Adjustments	2006 Restated(1)
Sales:
North American distribution	$1,461,048,000		$1,461,048,000
International distribution	223,809,000		223,809,000
Less intersegment sales	(19,257,000)		(19,257,000)

	$1,665,600,000		$1,665,600,000

Depreciation and amortization:
North American distribution	$5,186,000		$5,186,000
International distribution	580,000		580,000

	$5,766,000		$5,766,000

Operating Income:
North American distribution (2)	$54,059,000	$(283,000)	$53,776,000
International distribution	9,534,000		9,534,000

	$63,593,000	$(283,000)	$63,310,000

Income tax expense:
North American distribution	$20,872,000	$(158,000)	$20,714,000
International distribution	878,000		878,000

	$21,750,000	$(158,000)	$21,592,000

Assets:
North American distribution	$504,313,000	$4,278,000	$508,591,000
International distribution	108,906,000		108,906,000

	$613,219,000	$4,278,000	$617,497,000

Capital expenditures:
North American distribution	$8,441,000		$8,441,000
International distribution	990,000		990,000

	$9,431,000	$—	$9,431,000

(1)	See Note 1A, Notes to the Consolidated Financial Statements

Continued

77 of 98

	Year ended June 30,
	2005 As Reported	Adjustments	2005 Restated(1)
Sales:
North American distribution	$1,310,789,000		$1,310,789,000
International distribution	172,883,000		172,883,000
Less intersegment sales	(14,578,000)		(14,578,000)

	$1,469,094,000		$1,469,094,000

Depreciation and amortization:
North American distribution	$4,958,000		$4,958,000
International distribution	547,000		547,000

	$5,505,000		$5,505,000

Operating Income:
North American distribution (2)	$56,992,000	$7,000	$56,999,000
International distribution	1,757,000		1,757,000

	$58,749,000	$7,000	$58,756,000

Income tax expense:
North American distribution	$21,371,000	$82,000	$21,453,000
International distribution	557,000		557,000

	$21,928,000	$82,000	$22,010,000

Assets:
North American distribution	$392,847,000	$2,534,000	$395,381,000
International distribution	74,223,000		74,223,000

	$467,070,000	$2,534,000	$469,604,000

Capital expenditures:
North American distribution	$3,687,000		$3,687,000
International distribution	406,000		406,000

	$4,093,000	$—	$4,093,000

(1)	See Note 1A, Notes to the Consolidated Financial Statements

Continued

78 of 98

	Year ended June 30,
	2004 As Reported	Adjustments	2004 Restated(1)
Sales:
North American distribution	$1,087,126,000		$1,087,126,000
International distribution	116,278,000		116,278,000
Less intersegment sales	(11,314,000)		(11,314,000)

	$1,192,090,000		$1,192,090,000

Depreciation and amortization:
North American distribution	$4,721,000		$4,721,000
International distribution	629,000		629,000

	$5,350,000		$5,350,000

Operating Income:
North American distribution (2)	$47,538,000	$(1,077,000)	$46,461,000
International distribution	1,718,000		1,718,000

	$49,256,000	$(1,077,000)	$48,179,000

Income tax expense:
North American distribution	$18,138,000	$(211,000)	$17,927,000
International distribution	562,000		562,000

	$18,700,000	$(211,000)	$18,489,000

Assets:
North American distribution	$371,077,000	$1,572,000	$372,649,000
International distribution	42,115,000		42,115,000

	$413,192,000	$1,572,000	$414,764,000

Capital expenditures:
North American distribution	$2,057,000		$2,057,000
International distribution	427,000		427,000

	$2,484,000	$—	$2,484,000

(2)

North American distribution includes expenses for employees with worldwide responsibilities. The table below indicates the amount of corporate and other included in North American distribution. Corporate and other includes all direct expenses, including FAS 123(R) stock option expense, of employees with worldwide responsibilities. These expenses are managed on a worldwide basis.

North American distribution	2006 Restated(1)	2005 Restated(1)	2004 Restated(1)
Operating	$65,112,000	$63,567,000.00	$54,462,000.00
Corporate and other	$(11,336,000)	$(6,568,000.00)	$(8,001,000.00)

Total	$53,776,000	$56,999,000.00	$46,461,000.00

(1)	See Note 1A, Notes to the Consolidated Financial Statements

79 of 98

Note (13) Acquisitions

International Distribution

On April 15, 2005, the Company’s international distribution segment acquired the common stock of EDC. EDC is a value-added distributor of specialty technology for auto-ID, RFID and wireless products in the United Kingdom and the Netherlands. The acquisition, which was accounted for under the purchase accounting method, is not material to the Company’s operations or financial condition. Operating results have been included in the Company’s consolidated results of operations from the date of the acquisition.

Note (14) Related Party Transactions

During fiscal year 2006, 2005 and 2004, the Company made sales of $5.1 million, $3.7 million and $2.4 million, respectively, to companies affiliated with the minority shareholder of Netpoint. At June 30, 2006, 2005 and 2004, accounts receivable from these companies totaled $1,071,000, $153,000 and $78,000, respectively.

The minority shareholders of OUI originally owed the Company approximately $206,000, in the form of a note, in connection with an adjustment to the purchase price. The note was payable in thirty-six monthly installments and matured on October 31, 2005. Interest on the note was 2.01% per annum. The holders of the note were allowed to prepay the note in whole or part, without premium or penalty. The balance of this note was $26,000 at June 30, 2005 and $57,000 at June 30, 2004. The note was settled in July 2005.

Note (15) Special Charges

The Company incurred special charges of $2.3 million during the quarter ended September 30, 2003 related to the restructuring of the ChannelMax business segment into the North American distribution segment. Effective July 1, 2003, the Company reassigned the ChannelMax segment to become a part of the North American distribution segment. The Company consolidated the information services and operational staff into the Company’s corporate group. These charges primarily consisted of costs associated with employee severance for nine employees of the operations management and programming groups and ChannelMax stock option settlement associated with the segment. These charges are included in selling, general and administrative expenses in the Company’s Consolidated Income Statement for fiscal 2004.

Note (16) Subsequent Events

On July 3, 2006, the Company entered into an agreement with SKC Communications Products, Inc. (“SKC”) to purchase the assets of T2 Supply, LLC (“T2”). The preliminary purchase price of approximately $50 million, which is subject to finalization, includes approximately $34 million of intangible assets related to the North American distribution segment. The Company is in the process of obtaining third-party valuations related to certain intangible assets, thus the allocation of the preliminary purchase price to major asset and liability categories is not yet completed.

T2, which has 36 employees, is a distributor of video conferencing and telephony products and is based in Lenexa, Kansas. T2 provides its reseller customers technical support for the configuration of video conferencing and sound solutions, an extended warranty program, training, marketing, a customer resource website, and bridging services. As a result of the acquisition, the Company expects to enhance its long-term convergence strategy by adding video conferencing products and expertise. T2’s customer base of voice and video conferencing resellers will also provide cross-selling opportunities.

On November 21, 2006, a purported stockholder filed a derivative lawsuit in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, asserting causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. It seeks relief in the form of an accounting, rescission, unspecified money damages, disgorgement, attorneys’ fees, fees and expenses and other relief. On April 2, 2007 the Court appointed the plaintiff as lead plaintiff and ordered that any later actions filed in the same Court and that relate to the same facts shall be consolidated. Our response, including a motion to dismiss the lawsuit, is currently due on July 11, 2007.

80 of 98

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff. Our response, including a motion to dismiss the lawsuit, is currently due July 11, 2007. The derivative lawsuits are in a preliminary stage and the Company believes that it is taking appropriate actions regarding both derivative lawsuits.

For more information concerning the review by the Special Committee of the Board of Directors of the Company’s stock option grant practices and the findings and recommendations of the Special Committee see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. The Company is also continuing voluntarily to provide information to the SEC and the Department of Justice in connection with the Special Committee’s review.

On March 12, 2007 the Company’s insurance carrier, subject to a reservation of rights, provided a preliminary position on coverage for the first derivative claim in which the carrier indicated that the lawsuit allegations appear to constitute a claim within coverage of the Company’s insurance policy. The carrier continues to assess coverage of this matter.

On April 13, 2007, the Company provided notice to the insurance carrier of the second action. The insurance carrier is reviewing the second action and assessing coverage for the matter. The carrier has indicated, however, that its coverage position with regard to the second action will be consistent with the first; i.e., that the allegations of the second derivative lawsuit appear to constitute a claim within the coverage of the Company’s insurance policy. The carrier has not recognized as within coverage the costs, fees and expenses incurred for the work related to the Special Committee at this stage. The Company is evaluating its alternatives to address its coverage claim position.

Also on July 3, 2006, the Company’s revolving credit facility bank group (“Bank Group”) agreed to the following: (i) the acquisition of the assets of T2, (ii) an increase in the Bank Group’s maximum commitment from $130 million to $150 million, and (iii) an increase from $100 million to $115 million in the revolving credit facility. Thereafter, on July 27, 2006, the credit facility was increased from $115 million to $140 million with the maximum commitment remaining at $150 million.

On July 25, 2006, ScanSource Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement with Wachovia Bank, National Association for a $13 million unsecured note payable. Such note requires the Company not to encumber its headquarter property except as permitted by the lender. Monthly payments consist of interest only, accrued at the rate of one-month LIBOR plus 0.65%. The note matures on July 31, 2008 and is guaranteed by Company and its subsidiary, Logue Court Properties, LLC.

81 of 98

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Background Findings and Restatement

On October 9, 2006, a Special Committee of the Board of Directors, consisting solely of independent directors, began a review of the Company’s historical stock option grant practices and related accounting issues from the time of its initial public offering in 1994 to 2006. The Special Committee with the assistance of independent legal counsel concluded its review and reported its findings and recommendations to management on January 15, 2007. The findings of the Special Committee were reported to the SEC in a Current Report on Form 8K filing dated January 19, 2007 and indicated that, among other things, that there were deficiencies in the administration and oversight of the Company’s stock option grant process including a lack of adequate processes and procedures for making grants, and an inattention to the need for accurate and timely documentation of grant decisions.

The Special Committee also recommended that management determine the impact of the findings on the Company’s accounting for the option grants referenced in the findings and make appropriate adjustments and required disclosures.

In accordance with the Special Committee’s recommendations, management initiated a detailed analysis of the facts and circumstances for all options granted between 1994 and 2006 and initially concluded that under applicable accounting rules, the appropriate measurement dates for certain stock option grants differed from the recorded measurement grant dates. Management completed the analysis and provided a preliminary estimate to the Board of the adjustment required for the changes to measurement dates to appropriately account for such grants.

On April 16, 2007, after consultation with management, the Board determined that the Company’s previously issued financial statements included in its Annual Report on Form 10K for the year ended June 30, 2006 (and perhaps financial statements for earlier periods) should no longer be relied upon because the adjustments were material and would required restatement. The non-cash stock based compensation adjustments reflected in the restatement total $5.3 million and relate primarily to stock option grant measurement date errors.

Management’s Consideration of the Restatement’s Impact on Controls over Financial Reporting

As a result of the required restatement and management’s investigation into the causes of the restatement, management concluded that a material weakness existed as of June 30, 2006 in internal controls over financial reporting with respect to the documentation and administration of the Company’s stock option award plans.

82 of 98

Specifically, the Company did not have adequate controls in place over the determination of appropriate measurement dates and the related accounting for the stock option compensation costs included in selling, general and administrative expenses.

Management has taken and continues to take additional steps to remediate the material weakness for fiscal year ending June 30, 2007, to significantly strengthen stock option granting practices and to implement processes to prevent and detect any future instances of improper accounting for stock options. The Board of Directors has reviewed and approved the steps being taken, including enhancements to policies and procedures, assignment of appropriate personnel to provide oversight over the administration and accounting for the plans, and clear statements of the responsibilities and authority with respect to the granting of options. These steps include:

•

Conducting a complete review of substantially all options granted for the period from 1994 to 2006 – Management performed a detailed review of the facts and circumstances surrounding each grant made to employees for the period from 1994 to 2006, and believes that all accounting issues were identified and have been appropriately adjusted.

•

Modifying policies and procedures - Specific requirements for documentation of stock option award authorization and details, including timing of grant activities, are now identified in written policies and procedures. These policies and procedures include procedures for determining the grant date, the exercise price, the detailed lists of award recipients and other procedures for ensuring that the awards are in accordance with the applicable stock option plan provisions and that the administration and accounting occurs within the appropriate time frame.

•

Changing personnel and responsibilities for authority and oversight - The authority to grant awards is now clearly stated as the responsibility of the Compensation Committee of the Board, except that awards for newly-hired employees and promotions, excluding any Section 16 filers, may be delegated to the CEO. The CEO cannot be delegated the authority to award stock options to any section 16 filer or in the event of an acquisition. The CFO and General Counsel of the Company have been given responsibility for ensuring compliance with the award policies and oversight for documentation and accounting for stock option awards.

•

Clarifying Board procedures for grant approval and documentation - The Compensation Committee of the Board will have regularly scheduled meetings to discuss option awards and will document their meetings in minutes. Awards will only be approved at these meetings and will be promptly communicated to the CFO and the General Counsel. The minutes of the meetings will explicitly state the details of the awards including grantees, exercise price, number of shares, and vesting schedules.

•	Enhancing stock option administration – An independent third-party specializing in stock option administration is being hired to provide administrative services for the Company’s stock option plans.

83 of 98

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the time that the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 was filed, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. Subsequent to that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2006 because of the material weakness in internal control over financial reporting. Notwithstanding the material weakness described below, management, based upon the substantial work performed during the restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this amended Annual Report on Form 10-K/A are prepared in accordance U.S. Generally Accepted Accounting Principals (“GAAP”) and fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Controls over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended. Internal control over financial reporting is the process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

84 of 98

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the Company’s internal control over financial reporting as of June 30, 2006:

Control activities relating to stock option grant administration and accounting

In connection with the restatement discussed above, the Company recorded $5.3 million of additional pre-tax non-cash stock-based compensation expense related to stock option grant measurement date determinations for grants that occurred from 1994 to 2006. There were not sufficient safeguards in place to monitor grant award practices and to foster a consistent flow of information and communication between those initiating the stock option grant transactions, those approving the transactions, and those responsible for their administration and financial reporting. Inadequate coordination, monitoring, and communication in and among Board members, finance, and legal functions prevented management from assuring that the accounting consequences of decisions affecting the measurement dates of options awarded were identified on a timely basis and accounted for properly in the Company’s financial statements.

In Management’s Report on Internal Control Over Financial Reporting included in the Company’s original Annual Report on Form 10-K for the fiscal year ended June 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006. The Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weakness described above existed as of June 30, 2006. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting

85 of 98

as of June 30, 2006, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting. The material weakness described above resulted in errors, the cumulative impact of which is reflected as a restatement of the Company’s 2006, 2005, and 2004 financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this amended Annual Report on Form 10-K/A.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company initiated the review of stock option grants by management described above during the fiscal quarter ended December 31, 2006. Stock option grant policies were approved by the Board during the quarter ended March 31, 2007. The Company began taking the remaining remediation actions described above, including the establishment of detailed stock based compensation procedures, in the fiscal quarter ending June 30, 2007.

86 of 98

ITEM 9B.	Other Information.

Not applicable.

87 of 98

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this report on Form 10-K/A has been omitted and is incorporated by reference to the Company’s Proxy Statement, which was filed with the SEC on October 26, 2006.

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Company’s Proxy Statement, which was filed with the SEC on October 26, 2006.

ITEM 11.	Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” in the Company’s Proxy Statement, which was filed with the SEC on October 26, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which was filed with the SEC on October 26, 2006.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which was filed with the SEC on October 26, 2006.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated by reference to the information presented under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement, which was filed with the SEC on October 26, 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements: See Item 8 of this amended Annual Report on Form 10K/A.

88 of 98

(a)(2)	Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Report of Independent Registered Public Accounting Firm for the years ended June 30, 2006, 2005 and 2004 are presented on pages F-1 and F-2.

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages E-1 to E-3 are filed, or incorporated by reference, as part of this report.

89 of 98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 18, 2007

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. FOODY	Chairman of the Board	June 18, 2007
James G. Foody
/s/ MICHAEL L. BAUR	President, Chief Executive Officer and Director (principal executive officer)	June 18, 2007
Michael L. Baur

/s/ RICHARD P. CLEYS	Vice President and Chief Financial Officer, (principal financial and accounting officer)	June 18, 2007
Richard P. Cleys

/s/ STEVEN R. FISCHER	Director	June 18, 2007
Steven R. Fischer

/s/ MICHAEL J. GRAINGER	Director	June 18, 2007
Michael J. Grainger

/s/ JOHN P. REILLY	Director	June 18, 2007
John P. Reilly

90 of 98

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ScanSource, Inc.

We have audited the consolidated financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2006 (restated) and 2005 (restated), and for each of the three years in the period ended June 30, 2006 (as restated), and have issued our report thereon dated August 25, 2006, except for Notes 1A, 2, 3, 6, 7, 12, and 16 as to which the date is June 12, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A for the three years in the period ended June 30, 2006 (as restated). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 25, 2006 except for the amounts

for the fiscal years ended June 30, 2006

and 2005, as to which the date is

June 12, 2007

F-1

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Restated)

(In thousands)

The following table has been restated in the reductions column to include additional reductions of $1.8 million in fiscal year 2005 and additional reductions of $0.7 million in fiscal year 2006

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions(A)	Recoveries And Other Additions	Balance at End of Period
Valuation account for trade and notes receivable:
Year ended June 30, 2004	$10,423	4,030	(3,577)	817	$11,693

Trade and current note receivable allowance					$9,725

Long-term note allowance					$1,968

Year ended June 30, 2005	$11,693	3,371	(4,789)	699	$10,974

Trade and current note receivable allowance					$10,923

Long-term note allowance					$51

Year ended June 30, 2006	$10,974	3,386	(4,079)	1,244	$11,525

Trade and current note receivable allowance					$11,508

Long-term note allowance					$17

(A)

Reductions amounts represent write-offs for the years indicated. For the years ended June 30, 2005, reductions also includes approximately $.9 million reclassified to other liabilities and an additional $1.8 million restatement adjustment for customer receivables as the allowance was overstated. For the year ended June 30, 2006, reductions includes approximately $2.8 million payables to customers which was reclassified to other liabilities, net of returns allowance of $2.0 million reclassified from inventory and an additional $.7 million restatement adjustment in customer receivables as the allowance was overstated.

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

10.28	First Amendment dated as of May 13, 2005 to Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2005).

10.29	Agreement for Purchase and Sale dated as of September 22, 2005 between the Registrant’s wholly owned subsidiary, Logue Court Properties, LLC, and Robert W. Bruce, and Camperdown Company, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.30 *	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks.

13.1*	The Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2006.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Original Filing of the Registrant’s Form 10-K for the fiscal year ended June 30, 2006
†	Management contract or compensatory plan or arrangement