Form 10-Q
period 2006-09-30
SCANSOURCE INC
filed 2007-06-18
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2006

or

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2007
Common Stock, no par value per share	25,841,721 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2006

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2007 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation: the Company’s dependence on vendors, product supply and availability, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; a downturn in the general economy; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the imposition of governmental controls, currency devaluations, export license requirements and restrictions on the export of certain technology; dependence on third party freight forwarders and the third party warehouse in Europe; political instability, trade restrictions and tariff changes; difficulties in staffing and managing international operations; changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation); difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices; the impact of changes in income tax legislation; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of the stock market; and the accuracy of forecast data; changes in accounting standards and other factors described herein and in other reports and documents filed by the Company with the SEC, including Item 1A of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at the Investor Relations section of our website at www.scansource.com. We provide our annual and quarterly reports free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We provide a link to all SEC filings where our periodic reports and current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Explanatory Note

Concurrently with the filing of this Form 10-Q, the Company is filing Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, the Company is restating its condensed consolidated financial statements and related disclosures as of September 30, 2005 and for the three months ended September 30, 2005. The restatement includes adjustments arising from a review of the Company’s historical stock option grant practices, including adjustments to stock based compensation expense as a result of an analysis of the Company’s historical stock option measurement dates. In October, 2006, the Company’s Board of Directors appointed a Special Committee ,which was assisted by independent legal counsel and accounting experts, to conduct a review of the Company’s historical stock option granting practices. The Special Committee reported its results in January, 2007 and the Company completed its accounting analysis in April, 2007, concluding that a restatement was necessary. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options”, and Note 1A to the Notes to Consolidated Financial Statements included in Part II, Item 8 of such amended Annual Report on Form 10-K/A for more information.

In the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, the Company restated its consolidated balance sheets of June 30, 2006 and June 30, 2005; the consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006, June 30, 2005 and June 30, 2004; and related disclosures. The restatement included adjustments arising from the review of the Company’s stock option grant practices and related accounting issues for the fiscal periods from 1994 to 2006. The Company also recorded adjustments affecting previously-reported financial statements for fiscal years prior to fiscal 2004, the impact of which has been reflected as an adjustment to retained earnings as of June 30, 2003. The Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended June 30, 2006, 2005, 2004, 2003 and 2002, which is included in Item 6, “Selected Financial Data,” of the Form 10-K/A, and the unaudited quarterly financial data for each of the quarters in the years ended June 30, 2006 and 2005, which is included in Item 8, “Financial Statements and Supplementary Data,” of the Form 10-K/A.

Except as set forth in the previous paragraph, we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments, but have amended and restated (i) information as of September 30, 2005 and for the three month period then ended which is included in this Quarterly Report on Form 10-Q, (ii) information as of December 31, 2005 and for the three and six-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended December 31, 2006, and (iii) information as of March 31, 2006 and for three and nine-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended March 31, 2007. Except as otherwise specifically noted in this Quarterly Report in Form 10-Q and except for the sections of this Form 10-Q entitled “Special Committee Review of Past Stock Option Granting Practices” in Item 1, Note 1A to the Notes to Condensed Consolidated Financial Statements, and Item 4 Controls and Procedures, all of the information in this Quarterly Report on Form 10-Q is as of September 30, 2006 and does not reflect events occurring after September 30, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, its Quarterly Report on Form 10-Q for the period ended December 31, 2006, and its Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as any Current Reports filed on Form 8-K.

On October 26, 2006, the Company announced unaudited results for the first quarter of fiscal year 2007 that ended on September 30, 2006. The announced results were impacted by the restatement. The pre-tax impact on previously announced net income was a reduction of approximately $141,000 for Restatement Adjustments and an increase of $1,576,000 for Audit Adjustments. The net result is an approximately $803,000 positive net after tax impact on the previously announced net income for the first quarter, with a $.04 increase to the earlier reported fully diluted earnings per share.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets	September 30, 2006	June 30, 2006
		(restated) (1)
Current assets:
Cash and cash equivalents	$3,130	$3,831
Trade and notes receivable:
Trade, less allowance of $13,356 at September 30, 2006 and $11,508 at June 30, 2006	346,951	300,240
Other	6,738	4,558
Inventories	246,905	244,005
Prepaid expenses and other assets	2,202	2,293
Deferred income taxes	17,119	15,709

Total current assets	623,045	570,636

Property and equipment, net	26,174	27,098
Goodwill	37,565	14,404
Other assets, including identifiable intangible assets	18,002	5,359

Total assets	$704,786	$617,497

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	September 30, 2006	June 30, 2006
		(restated) (1)
Current liabilities:
Current portion of long-term debt	$223	$229
Short-term borrowings	3,736	—
Trade accounts payable	271,580	271,519
Accrued expenses and other liabilities	27,436	30,359
Income taxes payable	6,096	6,358

Total current liabilities	309,071	308,465

Long-term debt	17,352	4,398
Borrowings under revolving credit facility	85,696	27,558
Other long-term liabilities	3,207	2,757

Total liabilities	415,326	343,178

Minority interest	488	910
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,742,681 and 25,725,214 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	79,912	76,915
Retained earnings	204,338	191,876
Accumulated other comprehensive income	4,722	4,618

Total shareholders’ equity	288,972	273,409

Total liabilities and shareholders’ equity	$704,786	$617,497

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended September 30,
	2006	2005
		(restated) (1)
Net sales	$496,230	$390,396
Cost of goods sold	444,392	350,067

Gross profit	51,838	40,329

Operating expenses:
Selling, general and administrative expenses	30,320	25,446

Operating income	21,518	14,883

Other expense (income):
Interest expense	1,770	511
Interest income	(108)	(149)
Other, net	(436)	28

Total other expense (income)	1,226	390

Income before income taxes and minority interest	20,292	14,493

Provision for income taxes	7,798	5,421

Income before minority interest	12,494	9,072

Minority interest in income of consolidated subsidiaries, net of income tax expense of $7 and $12, respectively	33	59

Net income	$12,461	$9,013

Per share data:
Net income per common share, basic	$0.48	$0.36

Weighted-average shares outstanding, basic	25,729	25,333

Net income per common share, assuming dilution	$0.48	$0.35

Weighted-average shares outstanding, assuming dilution	26,213	25,883

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Quarter Ended September 30,
	2006	2005
		(restated) (1)
Cash flows from operating activities:
Net income	$12,461	$9,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,394	1,362
Amortization of intangible assets	448	50
Allowance for accounts and notes receivable	2,591	438
Share-based compensation and restricted stock	1,116	1,031
Impairment of capitalized software	148	—
Deferred income tax (benefit) expense	(2,375)	206
Excess tax benefits from share-based payment arrangements	(1,611)	(477)
Minority interest in income of subsidiaries	33	59
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(39,219)	(13,187)
Other receivables	(1,371)	(697)
Inventories	1,638	(5,903)
Prepaid expenses and other assets	99	789
Other noncurrent assets	(68)	5,218
Trade accounts payable	280	17,223
Accrued expenses and other liabilities	(2,763)	1,550
Income taxes payable	1,355	(2,698)

Net cash (used in) provided by operating activities	(25,844)	13,977

Cash flows used in investing activities:
Capital expenditures	(548)	(1,172)
Cash paid for business acquisitions, net of cash acquired	(50,569)	(1,265)

Net cash used in investing activities	(51,117)	(2,437)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	3,747	(4,478)
Advances (payments) on revolving credit, net	57,671	780
Exercise of stock options	269	88
Excess tax benefits from share-based payment arrangements	1,611	477
Advances (repayments) of long-term debt borrowings	12,947	(113)

Net cash provided by (used in) financing activities	76,245	(3,246)

Effect of exchange rate changes on cash and cash equivalents	15	(122)

(Decrease) Increase in cash and cash equivalents	(701)	8,172
Cash and cash equivalents at beginning of period	3,831	8,609

Cash and cash equivalents at end of period	$3,130	$16,781

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2006 and June 30, 2006, the results of operations for the quarters ended September 30, 2006 and 2005 and the statement of cash flows for the quarters ended September 30, 2006 and 2005. The results of operations for the quarters ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

(1A.) Special Committee Review of Past Stock Option Granting Practices

On October 9, 2006, the Company announced that the Company’s Board of Directors had appointed a Special Committee, comprised solely of independent directors who were not members of the compensation committee during the review period (the “Special Committee”), to conduct a review of the Company’s stock option grant practices and related accounting issues from the time of its initial public offering in 1994 to the present. The Special Committee was assisted in its review by independent legal counsel and advisors. During the three month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current and former directors, officers and employees.

On January 19, 2007, the Company announced that the Board of Directors had received the findings of the Special Committee from its review of the Company’s stock option grant practices and related accounting issues. In conjunction with these findings, the Board also received from the Special Committee, and approved, recommendations with respect to the Company’s stock option grant process. For more information regarding the Special Committee’s findings, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options” of, and Note 1A to the Notes to Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. The Special Committee also, in its findings, recommended that management determine the impact on the Company’s accounting for the options grants referenced in the findings and make appropriate adjustments and required disclosures.

On April 20, 2007, the Company announced that the Company’s management had completed the analysis called for by the Special Committee and had reached a determination that, under applicable accounting principles, the appropriate measurement dates for certain stock options differed from the recorded measurement dates for certain stock option grants. The Company announced that it expected the difference in these measurement dates would result in non-cash, stock based compensation expenses and that it was expected that, as a result of the effects on previously reported financial statements, restatements would be required for certain periods.

The Company also announced on April 20, 2007 that its Board of Directors determined that the Company’s previously issued financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and perhaps financial statements for earlier periods, including other historical financial information, related disclosures and applicable reports of its independent registered public accounting firm, should no longer be relied upon, and that the Company would restate previously issued financial statements as necessary.

On May 15, 2007, the Company announced that its Board of Directors had determined, in consultation with the

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s management and its independent registered public accounting firm, and based on guidance recently issued by the Office of Chief Accountant of the SEC regarding restatements relating to accounting for stock option grants, that the restatement of the Company’s financial statements would include a restatement of financial statements for fiscal years 2004, 2005 and 2006 and restated quarterly financial information for fiscal 2005 and 2006 quarters (in addition to the other disclosures set forth in the referenced guidance, as applicable) and that accordingly, such annual and quarterly financial statements should no longer be relied upon. Further, with respect to financial statements for all earlier periods, the restatement would affect financial statements for prior fiscal years, and, based on the referenced SEC guidance, those adjustments would be reflected in selected financial data for fiscal years ended June 30, 2002 and 2003 with columns labeled “restated”, and as part of the opening balances for the fiscal year ended June 30, 2004.

Accordingly, as a result of the findings of the Special Committee and the results of management’s accounting analysis, the Company has, concurrent with this filing, filed an amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 to restate its financial statements included therein, consistent with the foregoing guidance. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options” of, and Note 1A to the Notes to Consolidated Financial Statements included in such amended Annual Report on Form 10-K/A for more information.

The Company has reviewed stock option grant practices and as a result has determined that for certain of its grants the appropriate measure date differed from the recorded measurement date. As a result, the Company performed an accounting analysis which resulted in the restatement of compensation expense related payroll taxes, and resulting income tax.

In accordance with Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Statement No. 123(R) for fiscal year 2006, the restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, which was generally the vesting period of each respective grant.

The restatement has resulted in additional stock-based compensation expense and other expenses related to audit adjustments partially offset by income tax benefits, as follows:

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restatement expense by period
(in thousands)
Fiscal year ended June 30,	Compensation adjustments	Related income tax expense (benefit)	Audit adjustments	Related income tax expense (benefit)	Total restatement net of tax
1995	$16	$(6)			$10
1996	20	(8)			12
1997	129	(49)			80
1998	191	(63)			128
1999	605	(216)			389
2000	690	(213)			477
2001	908	(282)			626
2002	1,255	(259)			996
2003	1,426	(290)	185	(70)	1,251

Subtotal	5,240	(1,386)	185	(70)	3,969

2004	666	(57)	407	(154)	862
2005	1,158	(340)	(1,112)	422	128
2006	(82)	29	534	(187)	294

Total through June 30, 2006	$6,982	$(1,754)	$14	$11	$5,253

The restatement is comprised of (i) $5.3 million of additional non-cash stock option compensation, (ii) an additional expense associated with payroll taxes of $1.6 million related to exercises of stock options for the same periods, and (iii) because the Company receives a tax deduction upon the exercise of employee stock options that were granted in the money, an income tax benefit of $1.7 million, resulting in a cumulative after tax adjustment to reduce net income over the period 1995 to 2006 by $5.3 million. Additionally, the audit adjustments described below in “Restatement related to audit differences” impact the restatement by $25,000. The expected impact of the restatement on fiscal year 2007 and future years is approximately $0.7 million of additional stock option expense although this amount may decrease if future forfeitures are greater than anticipated forfeitures. No single year impact is material for fiscal year 2007 and future years.

The cumulative after tax adjustment for fiscal years 1995 through 2003 subtotaled above is included in the restated fiscal year 2004 balance sheet as a reduction in retained earnings.

As part of the restatement process, management reviewed any other items in our previously issued financial statements which it believed should be corrected. There were two additional adjustments as of our fiscal 2006 year end audit; one related to the overstatement of the allowance for doubtful accounts and the other related to an understated accrual for value added tax on goods and services. The aggregate adjustments for these items decreased net income by $25,000. For the fiscal year ended June 30, 2006, net income decreased $330,000; for fiscal year ended June 30, 2005, net income increased $689,000; for fiscal year ended June 30, 2004, net income decreased $250,300, and for fiscal year 2003 and prior fiscal years, net income decreased $115,100.

The table below shows the effect of the restatement adjustments on our previously reported condensed consolidated balance sheet for June 30, 2006.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands)

	June 30, 2006
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,831	$—	$—	$3,831
Trade and notes receivable:
Trade, less allowance of $14,008, (11,508 restated)	297,740	—	2,500	300,240
Other	4,558	—	—	4,558
Inventories	244,005	—	—	244,005
Prepaid expenses and other assets	2,293	—	—	2,293
Prepaid taxes	—	—	—	—
Deferred income taxes	14,659	300	750	15,709

Total current assets	567,086	300	3,250	570,636

Property and equipment, net	27,098	—	—	27,098
Goodwill	14,404	—	—	14,404
Other assets, including identifiable intangible assets	4,631	1,473	(745)	5,359

Total assets	$613,219	$1,773	$2,505	$617,497

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$229	$—	$—	$229
Short-term borrowings	—	—	—	—
Trade accounts payable	271,519	—	—	271,519
Accrued expenses and other liabilities	26,170	1,677	2,512	30,359
Income taxes payable	5,072	1,269	17	6,358

Total current liabilities	302,990	2,946	2,529	308,465
Deferred income taxes	—		—	—
Long-term debt	4,398	—	—	4,398
Borrowings under revolving credit facility	27,558	—	—	27,558
Other long-term liabilities	2,757	—	—	2,757

Total liabilities	337,703	2,946	2,529	343,178

Minority interest	910		—	910
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,725,214 shares issued and outstanding	72,860	4,055	—	76,915
Retained earnings	197,129	(5,228)	(25)	191,876
Accumulated other comprehensive income	4,617	—	1	4,618

Total shareholders’ equity	274,606	(1,173)	(24)	273,409

Total liabilities and shareholders’ equity	$613,219	$1,773	$2,505	$617,497

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the restatement adjustments described above on the previously reported consolidated condensed statement of income for the quarter ended September 30, 2005.

Condensed Consolidated Income Statements (Unaudited)

(in thousands, except per share data)

	Quarter ended September 30, 2005
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Net sales	$390,396	$—	$—	$390,396
Cost of goods sold	350,067	—	—	350,067

Gross profit	40,329	—	—	40,329

Operating expenses:
Selling, general and administrative expenses	25,009	255	182	25,446

Operating income	15,320	(255)	(182)	14,883

Other expense (income):
Interest expense	511	—	—	511
Interest income	(149)	—	—	(149)
Other, net	(48)	—	76	28

Total other expense (income)	314	—	76	390

Income before income taxes and minority interest	15,006	(255)	(258)	14,493

Provision for income taxes	5,613	(95)	(97)	5,421

Income before minority interest	9,393	(160)	(161)	9,072

Minority interest in income of consolidated subsidiaries, net of income tax expense	59	—	—	59

Net income	$9,334	$(160)	$(161)	$9,013

Per share data:

Net income per common share, basic	$0.37	$(0.01)	$—	$0.36

Net income per common share, assuming dilution	$0.36	$(0.01)	$—	$0.35

Weighted-average shares outstanding, basic	25,333	—	—	25,333

Weighted-average shares outstanding, assuming dilution	26,012	(129)	—	25,883

The following table shows the impact of the restatement adjustments described above on certain line items of the previously reported consolidated condensed statement of cash flows for the quarter ended September 30, 2005.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Quarter Ended September 30, 2005
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Cash flows from operating activities:
Net income	$9,334	$(160)	$(161)	$9,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,362	—	—	1,362
Amortization of intangible assets	50	—	—	50
Allowance for accounts and notes receivable	438	—	—	438
Share-based compensation and restricted stock	892	139	—	1,031
Impairment of capitalized software	—	—	—	—
Deferred income tax (benefit) expense	353	(147)	—	206
Excess tax benefits from share-based payment arrangements	(293)	(184)	—	(477)
Minority interest in income of subsidiaries	59	—	—	59
Changes in operating assets and liabilities, net of acquisitions:			—
Trade and notes receivable	(13,187)	—	—	(13,187)
Other receivables	(697)	—	—	(697)
Inventories	(5,903)	—	—	(5,903)
Prepaid expenses and other assets	788	—	1	789
Other noncurrent assets	5,218	—	—	5,218
Trade accounts payable	17,223	—	—	17,223
Accrued expenses and other liabilities	1,177	116	257	1,550
Income taxes payable	(2,653)	52	(97)	(2,698)

Net cash (used in) provided by operating activities	14,161	(184)	—	13,977

Cash flows used in investing activities:
Capital expenditures	(1,172)	—	—	(1,172)
Cash paid for business acquisitions, net of cash acquired	(1,265)	—	—	(1,265)

Net cash used in investing activities	(2,437)	—	—	(2,437)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(4,478)	—	—	(4,478)
Advances (payments) on revolving credit, net	780	—	—	780
Exercise of stock options	88	—	—	88
Excess tax benefits from share-based payment arrangements	293	184	—	477
Advances (repayments) of long-term debt borrowings	(113)	—	—	(113)

Net cash provided by (used in) financing activities	(3,430)	184	—	(3,246)

Effect of exchange rate changes on cash and cash equivalents	(122)	—	—	(122)

(Decrease) Increase in cash and cash equivalents	8,172	—	—	8,172

Cash and cash equivalents at beginning of period	8,609	—	—	8,609

Cash and cash equivalents at end of period	$16,781	$—	$—	$16,781

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; video conferencing and telephony products through its T2 Supply unit; and electronic security products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

(3) Summary of Significant Accounting Policies and Accounting Standards Recently Issued

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

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Condensed Consolidated Income Statements. Effective July 1, 2006, the Company acquired an additional 8% of Netpoint International, Inc. (“Netpoint”) and now owns 92% of the subsidiary.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts, representing checks prepared but not yet cleared at the Company’s bank, of $55,825,000 and $43,421,000 as of September 30, 2006 and June 30, 2006, respectively, are included in accounts payable.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended September 30,
	2006	2005
		(restated) (1)
Foreign exchange derivative contract gains/(losses)	$11,000	$(30,000)
Foreign currency transactional and remeasurement gains, net of losses	334,000	(52,000)

Net foreign currency transactional and remeasurement gains/(losses)	$345,000	$(82,000)

(1) See Note 1A, Notes to Condensed Consolidated Financial Statements

The Company had three currency forward contracts outstanding as of September 30, 2006 with a net liability under these contracts of $14,000. At June 30, 2006 the Company had three currency forward contracts outstanding with a net liability under these contracts of $25,000. These amounts are included in accrued expenses and other liabilities. The following table provides information about our outstanding foreign currency derivative financial instruments:

	As of September 30, 2006		As of June 30, 2006
Forward Contracts:	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount
British Pound Functional Currency
Purchase British Pound, sell Euro	$5,584,000	$(6,000)	$5,584,000	$(21,000)

Euro Functional Currency
Purchase Euro, sell British Pound	$2,807,000	(6,000)	$2,774,000	(4,000)

US Dollar Functional currency
Purchase US Dollar, sell Canadian Dollar	$2,242,000	(2,000)	$2,242,000	—

		$(14,000)		$(25,000)

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

Inventories

Inventories (consisting of AIDC, POS, business phone, converged communications equipment, video conferencing equipment, and electronic security system products) are stated at the lower of cost (first-in, first-out method) or market.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, to maintain customer relations, the Company facilitates vendor warranty policies by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing. The Company offers certain warranty service programs and records a provision for estimated service warranty costs at the time of sale, adjusting periodically to reflect actual experience. To date neither warranty expense, nor the accrual for warranty costs has been material to the Company’s consolidated financial statements.

Property and Equipment, and Other Assets (except Other Identifiable Intangible Assets)

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

For property and equipment and other assets, except other identifiable intangible assets, if the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. Impairment charges of $148,000 and $0 were recognized for the quarters ended September 30, 2006, and 2005, respectively, in operating expenses for the impairment of certain capitalized assets for the North American distribution segment. These assets included software that was no longer functional based on operational needs.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. During fiscal years 2006 and 2005, the Company performed its annual test of goodwill to determine if there was impairment. The Company’s impairment tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarters ended September 30, 2005 and 2006, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists, debt issue costs, trade names, and non-compete agreements, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Customer lists are amortized using the straight-line method over their estimated useful lives, which range from 5 to 10 years. Debt issue costs are amortized over the term of the credit facility. Trade names are amortized over 10 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets (see Note 7).

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarters ended September 30, 2006 and 2005 was $2.8 million and $2.0 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters ended September 30, 2006 or 2005. Deferred advertising costs at September 30, 2006 and 2005 were not significant.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such gains, net of losses, were $345,000 for the quarter ended September 30, 2006. Such losses, net of gains, were $82,000 for the quarter ended September 30, 2005.

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

Share-Based Payment

Effective July 1, 2005, the Company began accounting for share-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment, which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

For the quarters ended September 30, 2006 and 2005, the number of options exercised for shares of common stock were 17,761 and 23,272, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to be permanently reinvested. For the quarters ended September 30, 2006 and 2005, comprehensive income consisted of net income of the Company of $12.5 million and $9.0 million, respectively, and net translation adjustments of $105,000 and $199,000, respectively.

Accounting Standards Recently Issued

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company is currently evaluating the potential impact that the adoption of SAB No. 108 will have on its consolidated financial statements; the impact is not expected to be material.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for the Company as of the fiscal year ending June 30, 2007. The Company does not have a defined benefit pension plan and is currently evaluating the potential impact, if any, the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

	Net Income	Shares	Per Share Amount
Quarter ended September 30, 2006:
Income per common share, basic	$12,461,000	25,729,000	$0.48

Effect of dilutive stock options	—	484,000

Income per common share, assuming dilution	$12,461,000	26,213,000	$0.48

Quarter ended September, 2005, (restated)(1):

Income per common share, basic	$9,013,000	25,333,000	$0.36

Effect of dilutive stock options	—	550,000

Income per common share, assuming dilution	$9,013,000	25,883,000	$0.35

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

For the quarters ended September 30, 2006 and 2005, there were 577,000 and 549,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At September 30, 2006 and June 30, 2006, the Company had a multi-currency revolving credit facility with its bank group (the “Bank Group”) of $140 million and $100 million, respectively, which matures on July 31, 2008. This facility was entered into on July 16, 2004 and has an accordion feature that allows the Company to unilaterally increase the revolving credit line up to a commitment of $150 million. During the quarter ended September 30, 2006, the Company exercised $40 million of its $50 million credit facility accordion, increasing the revolving credit facility exercised amount to $140 million with the maximum commitment remaining at $150 million. The revolving credit facility may be increased by the Company up to an additional $10 million through commitments from the existing Bank Group. (See Note 11 for a discussion of a subsequent amendment). The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at September 30, 2006 and June 30, 2006 was 5.44% and 4.38%, respectively. The outstanding borrowings at September 30, 2006 were $85.7 million on a total commitment of $150 million, leaving $64.3 million available for additional borrowings. (See Note 11 for a discussion on current commitments). The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2006 and June 30, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2007, and is scheduled to mature on January 31, 2008. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 92% and 84% of the balance on the line as of September 30, 2006 and June 30, 2006, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At September 30, 2006 and June 30, 2006, the effective interest rate was 7.25%. At September 30, 2006 and June 30, 2006, there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings.

(6) Short-term Borrowings and Long-term Debt

Short-term borrowings at September 30, 2006 consist of a €3.0 million secured revolving credit facility obtained on August 17, 2006, with a variable interest rate of 4.02% and no maturity date. At September 30, 2006, €2.9 million or $3.7 million was outstanding. The Company had no short-term borrowings at June 30, 2006.

Long-term debt consists of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Unsecured note payable to a bank, monthly payments of interest only; 5.98% variable interest rate at September 30, 2006; maturing in fiscal year 2009	$13,000,000	$—
Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; 6.08% and 5.88% variable interest rate, respectively at September 30, 2006 and June 30, 2006; maturing in fiscal year 2009 with a balloon payment of approximately $4,175,000	4,575,000	4,627,000

	17,575,000	4,627,000
Less current portion	223,000	229,000

Long-term portion	$17,352,000	$4,398,000

The $13 million unsecured long-term note payable was entered into on July 25, 2006, and includes a requirement that the Company not encumber its headquarters property except as permitted by the lender. The note payable secured by the distribution center contains certain financial covenants, including minimum net worth, capital expenditure limits, and a maximum debt to tangible net worth ratio, and prohibits the payment of dividends.

(7) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2006, no impairment charge related to goodwill was recorded. During the first quarter of fiscal year 2007, the Company acquired additional goodwill through the acquisition of T2 Supply, LLC (“T2 Supply”) and through the purchase of an additional 8% of Netpoint. The table below includes the valuation of goodwill and intangible assets for T2 Supply.

Changes in the carrying amount of goodwill and other intangibles assets for the quarter ended September 30, 2006, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2006	$6,259,000	$8,145,000	$14,404,000
Excess of cost over fair value of acquired net assets, and other	22,419,000	679,000	23,098,000
Fluctuations in foreign currency	—	63,000	63,000

Balance as of September 30, 2006	$28,678,000	$8,887,000	$37,565,000

Included within other assets are identifiable intangible assets as follows:

	As of September 30, 2006			As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$9,868,000	$556,000	$9,312,000	$338,000	$302,000	$36,000
Debt issue costs	606,000	290,000	316,000	532,000	254,000	278,000
Trade names	825,000	21,000	804,000	—	—	—
Non-compete agreements	1,635,000	136,000	1,499,000	—	—	—

Total	$12,934,000	$1,003,000	$11,931,000	$870,000	$556,000	$314,000

The weighted average amortization period for all intangible assets was approximately nine years for the quarter ended September 30, 2006 and four years for the fiscal year ended June 30, 2006. Amortization expense for the quarters ended September 30, 2006 and 2005 was $448,000 and $50,000, respectively. Amortization expense for fiscal years 2007, 2008, 2009, 2010 and 2011 and thereafter is estimated to be approximately $1.8 million, $1.8 million, $1.6 million, $1.0 million, $1.0 million and $5.2 million, respectively.

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 3.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

North American Distribution

North American Distribution offers products for sale in five primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, (iv) video conferencing and telephone products sold by the T2 Supply sales unit, and (v) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 13,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarters ended September 30, 2006 and 2005.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarters ended September 30, 2006 and 2005.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

	Quarter ended September 30,
	2006	2005
Sales:
North American distribution	$434,002,000	$350,400,000
International distribution	68,235,000	43,842,000
Less intersegment sales	(6,007,000)	(3,846,000)

	$496,230,000	$390,396,000

Depreciation and amortization:
North American distribution	$1,675,000	$1,277,000
International distribution	167,000	135,000

	$1,842,000	$1,412,000

Capital expenditures:
North American distribution	$415,000	$1,088,000
International distribution	133,000	84,000

	$548,000	$1,172,000

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2006	September 30, 2005
Operating Income		As previously reported	Adjustments	Restated (1)

North American distribution	$19,277,000	$14,686,000	$(380,000)	$14,306,000
International distribution	2,241,000	634,000	(57,000)	577,000

	$21,518,000	$15,320,000	$(437,000)	$14,883,000

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Assets for each business segment are summarized below:

	September 30, 2006	June 30, 2006
Assets:		As previously reported	Adjustments	Restated (1)

North American distribution	$586,314,000	$504,313,000	$4,278,000	$508,591,000
International distribution	118,472,000	108,906,000	—	108,906,000

	$704,786,000	$613,219,000	$4,278,000	$617,497,000

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

(9) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.3 million at June 30, 2005. As of September 30, 2006, the Company has paid approximately $1.0 million. The Company is disputing the entire $1.3 million assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

As of September 30, 2006, the Company has an accrued liability of $2.5 million for a value-added tax matter covering a 3.5 year period. This accrual has been recorded to those periods through the restated Form 10-K/A for the year ended June 30, 2006. In providing for this accrual, the Company has recorded a net foreign exchange loss of approximately $216,000 due to changes in rates over the 3.5 year period. The Company is in discussions with the governing tax authority. No assessments have been made by that governing tax authority as of this reporting period. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

The Company has contractual obligations of approximately $1.0 million for the purchase of real property and renovations, and for interest in an aircraft at September 30, 2006.

(10) Acquisitions

On July 3, 2006, the Company entered into an agreement with SKC Communications Products, Inc. to purchase the assets of T2 Supply. The purchase price of approximately $50 million includes approximately $34 million of intangible assets related to the North American distribution segment. The Company has obtained a third-party valuation related to

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

certain intangible assets and has allocated the purchase price based upon that valuation. The Company finalized the valuation in the quarter ended September 30, 2006.

T2 Supply, which has 36 employees, is a distributor of video conferencing and telephony products and is based in Lenexa, Kansas. T2 Supply provides its reseller customers technical support for the configuration of video conferencing and sound solutions, an extended warranty program, training, marketing, a customer resource website, and bridging services. As a result of the acquisition, the Company expects to enhance its long-term convergence strategy by adding video conferencing products and expertise. T2 Supply’s customer base of voice and video conferencing resellers will also provide cross-selling opportunities.

(11) Subsequent Events and Other Matters

On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions).

On February 14, 2007, the Company’s revolving credit facility was amended to permit the Company to redeem shares of its capital stock, so long as the amount paid in connection with the redemptions does not exceed $2 million during any fiscal year.

On April 20, 2007, the Company’s revolving credit facility Bank Group agreed to an increase in the Bank Group’s commitment from $150 million to $200 million. Effective that date, the facility has an accordion feature that allows the Company to unilaterally increase the availability from $180 million to $200 million, in minimum increments of $5 million.

On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The lease provides for market rental rates and commences upon substantial completion of construction, which is expected to be October 1, 2007, with a term of 120 months, and 2 consecutive 5-year extension options. Subject to finalization of construction costs, the minimum average annual rent commitment is approximately $1.9 million. The lease is conditioned upon the Company receiving approval for certain economic development tax incentives from the state of Mississippi.

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

For more information concerning the review by the Special Committee of the Board of Directors of the Company’s stock option granting practices and the findings and recommendations of the Special Committee see Note 1A to the Notes to Consolidated Condensed Financial Statements presented in Part I, Item I of this report, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options” of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, and Note 1A to the Notes to Consolidated Financial Statements in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. The Company is also continuing voluntarily to provide information to the SEC and the Department of Justice in connection with the Special Committee’s review.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended September 30,			Percentage Change
	2006	2005	Difference
		(In thousands)
North American distribution	$427,995	$346,554	$81,441	23.5%
International distribution	68,235	43,842	24,393	55.6%

Net sales	$496,230	$390,396	$105,834	27.1%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarters ended September 30, 2006 and 2005. The 23.5% or $81.4 million increase in North American distribution sales for the quarter ended September 30, 2006, as compared to the same period in the prior year, was due primarily to the reasons described below.

Sales of the AIDC and POS product categories for the North America distribution segment increased 20.0% as compared to the prior year quarter. The AIDC and POS businesses grew primarily through increased market share and improvement in the POS systems business. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales of that unit were immaterial for the quarter ended September 30, 2006.

Sales of communications products increased 27.2% as compared to the prior year quarter. Catalyst Telecom, which distributes small and medium business and enterprise products, and Paracon, which distributes communications products, experienced sales growth from increased market share. The communications business also included sales for T2 Supply, a sales unit acquired July 3, 2006. Prior twelve month sales for T2 Supply prior to the acquisition were approximately $77 million.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 55.6% or $24.4 million for the quarter ended September 30, 2006 as compared to the prior year quarter. The increase in sales was primarily attributable to increased sales from larger deals in Mexico and increased market share in Europe. Further, we chose to carry higher inventory levels in Europe for both RoHS compliant and non-RoHS compliant inventory. (RoHS is a European Union environmental directive which caused manufacturers to comply with new guidelines effective July 1, 2006. The RoHS Directive bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants). The higher inventory levels allowed us better availability than competition during the quarter. Without the foreign exchange fluctuations, the increase in sales for the quarter ended September 30, 2006 would have been $22.2 million or 50.7%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2006	2005	Difference		2006	2005
		(In thousands)
North American distribution	$43,403	$34,763	$8,640	24.9%	10.1%	10.0%
International distribution	8,435	5,566	2,869	51.5%	12.4%	12.7%

Gross profit	$51,838	$40,329	$11,509	28.5%	10.4%	10.3%

North American Distribution

Gross profit for the North American distribution segment increased 24.9% or $8.6 million for the quarter ended September 30, 2006 as compared to the prior year quarter as a result of increased sales volume including the acquisition of T2 Supply.

Gross profit as a percentage of net sales for the North American distribution segment increased compared to the same periods in the prior year due to a favorable customer mix, including higher services revenues. Normally, good growth in sales includes the impact of large lower gross profit margin percentage deals. In the quarter ended September 30, 2006, there were fewer larger deals, and hence, our customer mix had higher value add content which gains better gross margin percentages.

International Distribution

Gross profit for the international distribution segment increased 51.5% or $2.9 million for the quarter ended September 30, 2006 as compared to the same period in the prior year. The increase was primarily due to increased distribution sales volume.

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, decreased for the quarter ended September 30, 2006 as compared to the prior year quarter due primarily to larger deals at lower margins in Mexico with lower value-add requirements.

Operating Expenses

The following table summarizes the Company’s operating expenses:

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Period ended September 30,			Percentage Change	Percentage of Sales September 30,
	2006	2005 (restated) (1)	Difference		2006	2005
		(In thousands)
Quarter	$30,320	$25,446	$4,874	19.2%	6.1%	6.5%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

For the quarter ended September 30, 2006, operating expenses increased compared to the same period in the prior year. The increase is due principally to the recognition of higher bad debt expense of approximately $2.1 million, amortization expense for T2 Supply intangibles of $395,000, and $1.9 million for both incremental and T2 Supply-related increases in employee headcount and related benefits.

The Company continues to invest in North America customer training and development programs for new technologies and vertical marketing (such as converged communications, RFID Edge, and Solution City) and its electronic security business. In addition, the Company continues to invest in Europe and Latin America due to its growth potential in those markets. In Europe, the Company has expanded geographically, increased marketing, and increased employee headcount. With respect to its Latin American market, the Company has increased employee headcount in Miami and Mexico City in order to serve an expanding customer base and continues its expanded regional VAR training program.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended September 30,			Percentage Change	Percentage of Sales September 30,
	2006	2005 (restated) (1)	Difference		2006	2005
		(In thousands)
Quarter	$21,518	$14,883	$6,635	44.6%	4.3%	3.8%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Operating income increased 44.6% or $6.6 million for the quarter ended September 30, 2006 as compared to the same period in the prior year. The increase was a result of increased gross profit on higher sales volume and improved gross profit margin percentages discussed above.

Operating income as a percentage of net sales increased compared to the same period in the prior year, primarily due to the increased gross profit amounts discussed above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2006	2005 (restated) (1)	Difference		2006	2005
		(In thousands)
Interest expense	$1,770	$511	$1,259	246.4%	0.4%	0.1%
Interest income	(108)	(149)	41	-27.5%	0.0%	0.0%
Net foreign exchange (gains) losses	(345)	82	(427)	-520.7%	-0.1%	0.0%
Other, net	(91)	(54)	(37)	68.5%	0.0%	0.0%

Total other expense	$1,226	$390	$836	214.4%	0.3%	0.1%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarters ended September 30, 2006 and 2005 was $1.8 million and $511,000, respectively. The increased expense during the quarter ended September 30, 2006 was due to higher average debt balances, primarily due to the acquisition of T2 Supply and to an increase in working capital.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange gains for the quarter ended September 30, 2006 were $345,000. Net foreign exchange losses for the quarter ended September 30, 2005 were $82,000. The change in foreign exchange gains and losses for the quarter ended September 30, 2006 as compared to the prior year quarter are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $7.8 million and $5.4 million (restated) for the quarters ended September 30, 2006 and 2005, respectively, reflecting an effective income tax rate of 38.4% and 37.4%, respectively. The increase in the effective tax rate is due to the mix of earnings by country, and to the prior year utilization of net operating loss benefits which were fully utilized prior to fiscal year 2007.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarter ended September 30, 2006 and 2005, the Company recorded $33,000 and $59,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiary’s net income. The decrease in minority interest expense is primarily due to the decreased percentage of minority interest in Netpoint, the Company’s majority-owned subsidiary.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

The following table summarizes the Company’s net income:

	Period ended September 30,			Percentage Change	Percentage of Sales September 30,
	2006	2005 (restated) (1)	Difference		2006	2005
		(In thousands)
Quarter	$12,461	$9,013	$3,448	38.3%	2.5%	2.3%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

The increase in the amount of net income is attributable to the changes in operations discussed above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash and cash equivalent balance totaled $3.1 million at September 30, 2006 compared to $3.8 million at June 30, 2006. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $314.0 million at September 30, 2006 from $262 .2 million at June 30, 2006. The increase in working capital resulted primarily from a $46.7 million increase in the Company’s trade and notes receivable and a $2.9 million increase in inventories, both financed through an increase in the revolving credit facility. These increases are the result of higher sales at the end of the quarter and the worldwide growth of the Company, including the T2 Supply acquisition.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables increased to 63 days at September 30, 2006 compared to 59 days at June 30, 2006. The increase in DSO for the quarter ended September 30, 2006 is a result of longer negotiated terms on larger, strategic deals reflecting the Company’s decision to manage receivables to attain return on invested capital targets. Inventory turnover remained at 7.2 times in both the quarter ended September 30, 2006 and the quarter ended June 30, 2006 reflecting management’s effectiveness in managing increased inventory relative to sales growth and certain duplicate RoHS inventory for Europe.

Cash used in operating activities was $25.8 million for the quarter ended September 30, 2006 compared to $14.0 million of cash provided by operating activities for the quarter ended September 30, 2005. The increase in cash used in operating activities was primarily attributable to a strategic increase in trade receivables and the timing of vendor payments (in accordance with such terms).

Cash used in investing activities for the quarter ended September 30, 2006 was $51.1 million. Cash used for business acquisitions totaled $50.6 million, primarily for the acquisition of T2 Supply and for an additional ownership interest in the Company’s majority-owned subsidiary, Netpoint. The Company’s capital expenditures of $548,000 were primarily for purchases of equipment, software, and furniture.

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

At September 30, 2006 and June 30, 2006, the Company had a multi-currency revolving credit facility with its Bank Group of $140 million and $100 million, respectively, which matures on July 31, 2008. This facility was entered into on July 16, 2004 and has an accordion feature that allows the Company to unilaterally increase the revolving credit line up to a commitment of $150 million. During the quarter ended September 30, 2006, the Company exercised $40 million of its $50 million credit facility accordion, increasing the revolving credit facility exercised amount to $140 million with the maximum commitment remaining at $150 million. The revolving credit facility may be increased by the Company up to an additional $10 million through commitments from the existing Bank Group. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at September 30, 2006 and June 30, 2006 was 5.44% and 4.38%, respectively. The outstanding borrowings at September 30, 2006 were $85.7 million on a total commitment of $150 million, leaving $64.3 million available for additional borrowings. The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions). The Company was in compliance with its covenants at September 30, 2006.

On February 14, 2007, the Company’s revolving credit facility was amended to permit the Company to redeem shares of its capital stock, so long as the amount paid in connection with the redemptions does not exceed $2 million during any fiscal year.

On April 20, 2007, the Company’s revolving credit facility Bank Group agreed to an increase in the Bank Group’s commitment from $150 million to $200 million. Effective that date, the facility has an accordion feature that allows the Company to unilaterally increase the availability from $180 million to $200 million, in minimum increments of $5 million.

At September 30, 2006 and June 30, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2007, and is scheduled to mature on January 31, 2008. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 92% and 84% of the balance on the line as of September 30, 2006 and June 30, 2006, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At September 30, 2006 and June 30, 2006, the effective interest rate was 7.25%. At September 30, 2006 and June 30, 2006, there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. The Company was in compliance with its loan covenants at September 30, 2006.

On July 25, 2006, the Company entered into an agreement with a bank for a $13 million unsecured long-term note payable with monthly payments of interest only. At September 30, 2006, the balance of the note was $13 million and the effective rate of interest was 5.98%. The note matures in fiscal year 2009.

On August 17, 2006, the Company obtained an overdraft facility with a borrowing limit of €3 million. At September 30, 2006, the balance was €2.9 million or $3.7 million, and the effective rate of interest was 4.02%.

Cash provided by financing activities for the quarter ended September 30, 2006 totaled $76.2 million, including advances of $57.7 million under the Company’s credit facility, $12.9 million in additional long-term debt, a $3.7 million increase in short-term borrowings, $1.6 million in excess tax benefits from share-based payment arrangements and $269,000 in proceeds from stock option exercises.

Cash used in financing activities for the quarter ended September 30, 2005 totaled $3.2 million, including a $4.5 million decrease in short-term borrowings and $113,000 in payments on long-term debt offset with $780,000 in advances under the Company’s credit facility, $477,000 in excess tax benefits from share-based payment arrangements, and $88,000 in proceeds from stock option exercises.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company is currently evaluating the potential impact that the adoption of SAB No. 108 will have on its consolidated financial statements; the impact is not expected to be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for the Company as of the fiscal year ending June 30, 2007. The Company does not have a defined benefit pension plan and is currently evaluating the potential impact, if any, the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarters ended September 30, 2006 and 2005 would have resulted in an approximately $308,000 and $87,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At September 30, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $14,000. At June 30, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $25,000.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2006, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

ITEM 4.	Controls and Procedures

Special Committee Review of Stock Option Grant Practices and Restatement

On October 9, 2006, a Special Committee of the Board of Directors, consisting solely of independent directors, began a review of the Company’s historical stock option grant practices and related accounting issues from the time of its initial public offering in 1994 to 2006. The Special Committee with the assistance of independent legal counsel concluded its review and reported its findings and recommendations to management on January 15, 2007. The findings of the Special Committee were reported to the SEC in a Current Report on Form 8-K filing dated January 19, 2007 and indicated that, among other things, that there were deficiencies in the administration and oversight of the Company’s stock option grant process including a lack of adequate processes and procedures for making grants, and an inattention to the need for accurate and timely documentation of grant decisions.

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

On April 16, 2007, after consultation with management, the Board determined that the Company’s previously issued financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2006 (and perhaps financial statements for earlier periods) should no longer be relied upon because the adjustments were material and would require restatement. The non-cash stock based compensation adjustments reflected in the restatement total $5.3 million and relate primarily to stock option grant measurement date errors.

For more information regarding the review of the Company’s stock option grant practices and the related restatement of financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, see Note 1A to the Notes to Consolidated Condensed Financial Statements presented in Part I, Item I of this report, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options” of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, and Note 1A to the Notes to Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

Evaluation of Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 or 15d-15 of the Exchange Act.

Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded that disclosure controls and procedures were not effective at a reasonable assurance level on September 30, 2006 because of a material weakness in internal control over financial reporting as it relates to stock option granting practices, as described in Management’s Report on Internal Control Over Financial Reporting (Restated) in Item 9A, “Controls and Procedures,” in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

Specifically, the Company did not have adequate controls in place over the determination of appropriate measurement dates and the related accounting for the stock option compensation costs included in selling, general and administrative expenses. As discussed below, certain changes to the Company’s internal controls have been implemented as of the date

ITEM 4.	Controls and Procedures

of this filing.

Changes in Internal Control over Financial Reporting

Management has taken and continues to take additional steps to remediate the material weakness discussed above for the fiscal year ending June 30, 2007, to significantly strengthen stock option grant practices and to implement processes to prevent and detect any future instances of improper accounting for stock options. The Board of Directors has reviewed and approved the steps being taken, including enhancements to policies and procedures, assignment of appropriate personnel to provide oversight over the administration and accounting for the stock option plans, and clear statements of the responsibilities and authority with respect to the granting of equity awards. These steps include:

•

Conducting a complete review of substantially all stock options granted for the period from 1994 to 2006 - Management performed a detailed review of the facts and circumstances surrounding each option grant made to employees for the period from 1994 to 2006, and believes that all accounting issues were identified and have been appropriately adjusted.

•

Modifying policies and procedures - Specific requirements for documentation of stock option award authorization and details, including timing of grant activities, are now identified in policies and procedures. These policies and procedures include procedures for determining the grant date, the exercise price, the detailed lists of award recipients and other procedures for ensuring that the awards are in accordance with the applicable stock option plan provisions and that the administration and accounting occurs within the appropriate time frame.

•

Changing personnel and responsibilities for authority and oversight - The authority to grant equity awards is now clearly stated as the responsibility of the Compensation Committee of the Board, except that equity awards for newly-hired employees may be delegated to the CEO within appropriate written guidelines. The CFO and General Counsel of the Company have been given responsibility for ensuring compliance with the equity award policies and oversight for documentation and accounting for stock option awards.

•

Clarifying Board procedures for grant approval and documentation - The Compensation Committee of the Board will have regularly scheduled meetings to discuss option awards and will document their meetings in minutes. Equity awards will only be approved at these meetings and will be promptly communicated to the CFO and the General Counsel. The minutes of the meetings will explicitly state the details of the awards including grantees, exercise price, number of shares underlying awards, and vesting schedules.

•	Enhancing stock option administration - An independent third-party specializing in stock option administration is being hired to provide administrative services for the Company’s stock option plans.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to September 30, 2006, the Company initiated the review of stock option grants described above. Stock option grant policies were approved by the Board of Directors on April 12, 2007. The Company began taking the remaining remediation actions described above, including the establishment of detailed stock option grant procedures, during the fiscal quarter ending June 30, 2007.

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

ITEM 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

For more information concerning the review by the Special Committee of the Board of Directors of the Company’s stock option granting practices and the findings and recommendations of the Special Committee see Note 1A to the Notes to Consolidated Condensed Financial Statements presented in Part I, Item I of this report, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options” of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, and Note 1A to the Notes to Consolidated Financial Statements in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. The Company is also continuing voluntarily to provide information to the SEC and the Department of Justice in connection with the Special Committee’s review.

On March 12, 2007 the Company’s insurance carrier, subject to a reservation of rights provided a preliminary position on coverage for the first derivative claim in which the carrier indicated that the lawsuit allegations appear to constitute a claim within coverage of the Company’s insurance policy. The carrier continues to assess coverage of this matter.

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

Item 6.	Exhibits

Exhibits

10.1	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: June 18, 2007