Form 10-Q
period 2006-12-31
SCANSOURCE INC
filed 2007-06-18
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-26926

SCANSOURCE, INC.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court, Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

(864) 288-2432

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

SCANSOURC E, INC.

INDEX TO FORM 10-Q

December 31, 2006

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

Explanatory Note

Concurrently with the filing of this Form 10-Q, the Company is filing Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006, the Company is restating its condensed consolidated financial statements and related disclosures as of December 31, 2005 and for the three months ended December 31, 2005. The restatement includes adjustments arising from a review of the Company’s historical stock option grant practices, including adjustments to stock based compensation expense as a result of an analysis of the Company’s historical stock option measurement dates. In October, 2006, the Company’s Board of Directors appointed a Special Committee ,which was assisted by independent legal counsel and accounting experts, to conduct a review of the Company’s historical stock option granting practices. The Special Committee reported its results in January, 2007 and the Company completed its accounting analysis in April, 2007, concluding that a restatement was necessary. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options”, and Note 1A to the Notes to Consolidated Financial Statements included in Part II, Item 8 of such amended Annual Report on Form 10-K/A for more information.

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

Except as set forth in the previous paragraph, we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments, but have amended and restated (i) information as of September 30, 2005 and for the three month period then ended included in the Quarterly Report on Form 10-Q for the period ended September 30, 2006, and, (ii) information as of December 31, 2005 and for the three and six-month periods then ended included in this Quarterly Report on Form 10-Q, and (iii) information as of March 31, 2006 and for three and nine-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended March 31, 2007. Except as otherwise specifically noted in this Quarterly Report in Form 10-Q and except for the sections of this Form 10-Q entitled “Special Committee Review of Past Stock Option Granting Practices” in Item 1, Note 1A to the Notes to Condensed Consolidated Financial Statements, and Item 4 Controls and Procedures, all of the information in this Quarterly Report on Form 10-Q is as of December 31, 2006 and does not reflect events occurring after December 31, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, its Quarterly Report on Form 10-Q for the period ended September 30, 2006, and its Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as any Current Reports filed on Form 8-K.

On October 26, 2006, the Company announced unaudited results for the first quarter of fiscal year 2007 that ended on September 30, 2006. The announced results were impacted by the restatement. The Company’s earnings announcement on January 25, 2007 for the second quarter of fiscal year 2007 that ended December 31, 2006 was limited to sales and gross margin, which were not impacted by the restatement.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCA NSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets	December 31, 2006	June 30, 2006
		(restated) (1)
Current assets:
Cash and cash equivalents	$2,730	$3,831
Trade and notes receivable:
Trade, less allowance of $12,714 at December 31, 2006 and $11,508 at June 30, 2006	317,672	300,240
Other	8,846	4,558
Inventories	274,723	244,005
Prepaid expenses and other assets	2,455	2,293
Deferred income taxes	17,243	15,709

Total current assets	623,669	570,636

Property and equipment, net	26,347	27,098
Goodwill	37,835	14,404
Other assets, including identifiable intangible assets	18,027	5,359

Total assets	$705,878	$617,497

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	December 31, 2006	June 30, 2006
		(restated) (1)
Current liabilities:
Current portion of long-term debt	$214	$229
Short-term borrowings	3,077	—
Trade accounts payable	286,306	271,519
Accrued expenses and other liabilities	32,159	30,359
Income taxes payable	3,991	6,358

Total current liabilities	325,747	308,465

Long-term debt	17,307	4,398
Borrowings under revolving credit facility	57,970	27,558
Other long-term liabilities	3,889	2,757

Total liabilities	404,913	343,178

Minority interest	501	910
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,758,637 and 25,725,214 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	81,466	76,915
Retained earnings	213,129	191,876
Accumulated other comprehensive income	5,869	4,618

Total shareholders’ equity	300,464	273,409

Total liabilities and shareholders’ equity	$705,878	$617,497

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
		(restated) (1)		(restated) (1)
Net sales	$473,734	$408,468	$969,963	$798,864
Cost of goods sold	420,957	366,633	865,348	716,700

Gross profit	52,777	41,835	104,615	82,164

Operating expenses:
Selling, general and administrative expenses	36,899	26,786	67,219	52,233

Operating income	15,878	15,049	37,396	29,931

Other expense (income):
Interest expense	1,754	455	3,525	966
Interest income	(174)	(155)	(282)	(304)
Other, net	(126)	(68)	(562)	(40)

Total other expense (income)	1,454	232	2,681	622

Income before income taxes and minority interest	14,424	14,817	34,715	29,309

Provision for income taxes	5,620	5,824	13,417	11,245

Income before minority interest	8,804	8,993	21,298	18,064

Minority interest in income of consolidated subsidiaries, net of income tax expense of $8 and $15, respectively	13	51	46	109

Net income	$8,791	$8,942	$21,252	$17,955

Per share data:
Net income per common share, basic	$0.34	$0.35	$0.83	$0.71

Weighted-average shares outstanding, basic	25,749	25,402	25,739	25,367

Net income per common share, assuming dilution	$0.34	$0.34	$0.81	$0.69

Weighted-average shares outstanding, assuming dilution	26,236	25,994	26,225	25,944

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2006	2005
		(restated) (1)
Cash flows from operating activities:
Net income	$21,252	$17,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,677	2,743
Amortization of intangible assets	896	101
Allowance for accounts and notes receivable	4,969	1,612
Share-based compensation and restricted stock	2,086	2,070
Impairment of capitalized software	148	—
Deferred income tax (benefit) expense	(2,374)	275
Excess tax benefits from share-based payment arrangements	(2,105)	(1,366)
Minority interest in income of subsidiaries	46	109
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(10,349)	(37,582)
Other receivables	(3,236)	400
Inventories	(24,773)	(13,112)
Prepaid expenses and other assets	(144)	(1,778)
Other noncurrent assets	(583)	4,642
Trade accounts payable	14,014	35,056
Accrued expenses and other liabilities	2,447	2,062
Income taxes payable	(346)	(1,677)

Net cash (used in) provided by operating activities	4,625	11,510

Cash flows used in investing activities:
Capital expenditures	(1,959)	(2,475)
Cash paid for business acquisitions, net of cash acquired	(50,585)	(1,348)

Net cash used in investing activities	(52,544)	(3,823)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	2,980	(4,478)
Advances (payments) on revolving credit, net	28,386	(1,384)
Exercise of stock options	390	1,095
Excess tax benefits from share-based payment arrangements	2,105	1,366
Advances (repayments) of long-term debt borrowings	12,894	(1,709)

Net cash provided by (used in) financing activities	46,755	(5,110)

Effect of exchange rate changes on cash and cash equivalents	63	(259)

(Decrease) Increase in cash and cash equivalents	(1,101)	2,318
Cash and cash equivalents at beginning of period	3,831	8,609

Cash and cash equivalents at end of period	$2,730	$10,927

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANS OURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2006 and June 30, 2006, the results of operations for the quarters and six months ended December 31, 2006 and 2005 and the statement of cash flows for the six months ended December 31, 2006 and 2005. The results of operations for the quarters and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

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

On May 15, 2007, the Company announced that its Board of Directors had determined, in consultation with the

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s management and its independent registered public accounting firm, and based on guidance recently issued by the Office of Chief Accountant of the SEC regarding restatements relating to accounting for stock option grants, that the restatement of the Company’s financial statements would include a restatement of financial statements for fiscal years 2004, 2005 and 2006 and restated quarterly financial information for fiscal 2005 and 2006 quarters (in addition to the other disclosures set forth in the referenced guidance, as applicable) and that accordingly, such annual and quarterly financial statements should no longer be relied upon. Further, with respect to financial statements for all earlier periods, the restatement would effect financial statements for prior fiscal years, and, based on the referenced SEC guidance, those adjustments would be reflected in selected financial data for fiscal years ended June 30, 2002 and 2003 with columns labeled “restated”, and as part of the opening balances for the fiscal year ended June 30, 2004.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The cumulative after tax adjustment for fiscal years 1995 through 2003 subtotaled above is included in the restated fiscal year 2004 balance sheet as a reduction in retained earnings

As part of the restatement process, management reviewed any other items in our previously issued financial statements which it believed should be corrected. There were two additional adjustments as of our fiscal 2006 year end audit; one related to the overstatement of the allowance for doubtful accounts and the other related to an understated accrual for value added tax on goods and services. The aggregate adjustments for these items decreased net income by $25,000. For the fiscal year ended June 30, 2006, net income decreased $330,000; for fiscal year ended June 30, 2005, net income increased $689,000; for fiscal year ended June 30, 2004, net income decreased $250,300, and for fiscal year 2003 and prior fiscal years, net income decreased $115,100.

The table below shows the effect of the restatement adjustments on our previously reported condensed consolidated balance sheet for June 30, 2006.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands)

	June 30, 2006
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,831	$—	$—	$3,831
Trade and notes receivable:
Trade, less allowance of $14,008, (11,508 restated)	297,740	—	2,500	300,240
Other	4,558	—	—	4,558
Inventories	244,005	—	—	244,005
Prepaid expenses and other assets	2,293	—	—	2,293
Prepaid taxes	—	—	—	—
Deferred income taxes	14,659	300	750	15,709

Total current assets	567,086	300	3,250	570,636

Property and equipment, net	27,098	—	—	27,098
Goodwill	14,404	—	—	14,404
Other assets, including identifiable intangible assets	4,631	1,473	(745)	5,359

Total assets	$613,219	$1,773	$2,505	$617,497

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$229	$—	$—	$229
Short-term borrowings	—	—	—	—
Trade accounts payable	271,519	—	—	271,519
Accrued expenses and other liabilities	26,170	1,677	2,512	30,359
Income taxes payable	5,072	1,269	17	6,358

Total current liabilities	302,990	2,946	2,529	308,465
Deferred income taxes	—	—	—	—
Long-term debt	4,398	—	—	4,398
Borrowings under revolving credit facility	27,558	—	—	27,558
Other long-term liabilities	2,757	—	—	2,757

Total liabilities	337,703	2,946	2,529	343,178

Minority interest	910	—	—	910
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,725,214 shares issued and outstanding	72,860	4,055	—	76,915
Retained earnings	197,129	(5,228)	(25)	191,876
Accumulated other comprehensive income	4,617	—	1	4,618

Total shareholders’ equity	274,606	(1,173)	(24)	273,409

Total liabilities and shareholders’ equity	$613,219	$1,773	$2,505	$617,497

				—

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the restatement adjustments described above on the previously reported consolidated condensed statement of income for the quarter and six months ended December 31, 2005.

Condensed Consolidated Income Statements (Unaudited)
(in thousands, except per share data)

	Quarter ended December 31, 2005				Six months ended December 31, 2005
	As previously reported	Restatement adjustments	Audit adjustments	Restated	As previously reported	Restatement adjustments	Audit adjustments	Restated
Net sales	$408,468	$—	$—	$408,468	$798,864	$—	$—	$798,864
Cost of goods sold	366,633	—	—	366,633	716,700	—	—	716,700

Gross profit	41,835	—	—	41,835	82,164	—	—	82,164

Operating expenses:
Selling, general and administrative expenses	26,272	209	305	26,786	51,281	464	488	52,233

Operating income	15,563	(209)	(305)	15,049	30,883	(464)	(488)	29,931

Other expense (income):
Interest expense	455	—	—	455	966	—	—	966
Interest income	(155)	—	—	(155)	(304)	—	—	(304)
Other, net	(62)	—	(6)	(68)	(110)	—	70	(40)

Total other expense (income)	238	—	(6)	232	552	—	70	622

Income before income taxes and minority interest	15,325	(209)	(299)	14,817	30,331	(464)	(558)	29,309
Provision for income taxes	6,024	(82)	(118)	5,824	11,637	(177)	(215)	11,245

Income before minority interest	9,301	(127)	(181)	8,993	18,694	(287)	(343)	18,064

Minority interest in income of consolidated subsidiaries, net of income tax expense	51	—	—	51	110	—	(1)	109

Net income	$9,250	$(127)	$(181)	$8,942	$18,584	$(287)	$(342)	$17,955

Per share data:

Net income per common share, basic	$0.36	$—	$(0.01)	$0.35	$0.73	$(0.01)	$(0.01)	$0.71

Net income per common share, assuming dilution	$0.35	$—	$(0.01)	$0.34	$0.71	$(0.01)	$(0.01)	$0.69

Weighted-average shares outstanding, basic	25,402	—	—	25,402	25,367	—	—	25,367

Weighted-average shares outstanding, assuming dilution	26,135	(141)	—	25,994	26,085	(141)	—	25,944

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the restatement adjustments described above on certain line items of the previously reported consolidated condensed statement of cash flows for the six months ended December 31, 2005.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended December 31, 2005
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Cash flows from operating activities:
Net income	$18,584	$(287)	$(342)	$17,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,743	—	—	2,743
Amortization of intangible assets	101	—	—	101
Allowance for accounts and notes receivable	1,602	—	10	1,612
Share-based compensation and restricted stock	1,827	243	—	2,070
Impairment of capitalized software	—	—	—	—
Deferred income tax (benefit) expense	544	(269)	—	275
Excess tax benefits from share-based payment arrangements	(1,125)	(241)	—	(1,366)
Minority interest in income of subsidiaries	110	—	(1)	109
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(37,582)	—	—	(37,582)
Other receivables	400	—	—	400
Inventories	(13,112)	—	—	(13,112)
Prepaid expenses and other assets	(1,778)	—	—	(1,778)
Other noncurrent assets	4,642	—	—	4,642
Trade accounts payable	35,056	—	—	35,056
Accrued expenses and other liabilities	1,292	222	548	2,062
Income taxes payable	(1,554)	91	(214)	(1,677)

Net cash (used in) provided by operating activities	11,750	(241)	1	11,510

Cash flows used in investing activities:
Capital expenditures	(2,475)	—	—	(2,475)
Cash paid for business acquisitions, net of cash acquired	(1,348)	—	—	(1,348)

Net cash used in investing activities	(3,823)	—	—	(3,823)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(4,478)	—	—	(4,478)
Advances (payments) on revolving credit, net	(1,384)	—	—	(1,384)
Exercise of stock options	1,096	—	(1)	1,095
Excess tax benefits from share-based payment arrangements	1,125	241	—	1,366
Advances (repayments) of long-term debt borrowings	(1,709)	—	—	(1,709)

Net cash provided by (used in) financing activities	(5,350)	241	(1)	(5,110)

Effect of exchange rate changes on cash and cash equivalents	(259)	—	—	(259)

(Decrease) Increase in cash and cash equivalents	2,318	—	—	2,318
Cash and cash equivalents at beginning of period	8,609	—	—	8,609

Cash and cash equivalents at end of period	$10,927	$—	$—	$10,927

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts, representing checks prepared but not yet cleared at the Company’s bank, of $67,156,000 and $43,421,000 as of December 31, 2006 and June 30, 2006, respectively, are included in accounts payable.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
		(restated) (1)		(restated) (1)
Foreign exchange derivative contract gains/(losses)	$145,000	$(9,000)	$157,000	$(39,000)
Foreign currency transactional and remeasurement gains, net of losses	(102,000)	42,000	231,000	(9,000)

Net foreign currency transactional and remeasurement gains/(losses)	$43,000	$33,000	$388,000	$(48,000)

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

The Company had three currency forward contracts outstanding as of December 31, 2006 with a net liability under these contracts of $19,000. At June 30, 2006 the Company had three currency forward contracts outstanding with a net liability under these contracts of $25,000. These amounts are included in accrued expenses and other liabilities. The following table provides information about our outstanding foreign currency derivative financial instruments:

Forward Contracts:	As of December 31, 2006		As of June 30, 2006
	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount
British Pound Functional Currency
Purchase British Pound, sell Euro	$5,750,000	$(23,000)	$5,584,000	$(21,000)

Euro Functional Currency
Purchase Euro, sell British Pound	$2,938,000	4,000	$2,774,000	(4,000)

US Dollar Functional currency
Purchase US Dollar, sell Canadian Dollar	$2,146,000	—	$2,242,000	—

		$(19,000)		$(25,000)

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. Impairment charges of $0 and $148,000 were recognized for the quarter and six months ended December 31, 2006, and $0 for the quarter and six months ended December 31, 2005 in operating expenses for the impairment of certain capitalized assets for the North American distribution segment. These assets included software that was no longer functional based on operational needs.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. During fiscal years 2006 and 2005, the Company performed its annual test of goodwill to determine if there was impairment. The Company’s impairment tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarters ended December 31, 2005 and 2006, respectively.

The Company reviews the carrying value of its intangible assets with finite lives, which includes customer lists, debt issue costs, trade names, and non-compete agreements, as current events and circumstances warrant to determine whether

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarter and six months ended December 31, 2006 was $2.7 million and $5.5 million, respectively. Shipping revenue for the quarter and six months ended December 31, 2005 was $2.0 million and $4.1 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters or six months ended December 31, 2006 or 2005. Deferred advertising costs at December 31, 2006 and 2005 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such gains, net of losses, were $43,000 and $33,000 for the quarters ended December 31, 2006 and 2005, respectively. Such gains, net of losses, were $388,000 for the six months ended December 31, 2006 and losses, net of gains, were $48,000 for the six months ended December 31, 2005.

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

For the quarter and six months ended December 31, 2006, the number of options exercised for shares of common stock were 17,794 and 35,555, respectively. For the quarter and six months ended December 31, 2005, the number of options exercised for shares of common stock were 160,654 and 183,926, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to be permanently reinvested. For the quarter and six months ended December 31, 2006, comprehensive income consisted of net income of the Company of $8.8 million and $21.3 million, respectively, and net translation adjustments of $1.1 million and $1.3 million, respectively. For the quarter and six months ended December 31, 2005, comprehensive income consisted of net income of the Company of $8.9 million and $18.0 million, respectively, and net translation adjustments of $308,000 and $507,000, respectively.

Accounting Standards Recently Issued

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company as of the year ending June 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for the Company as of the fiscal year ending June 30, 2007. The Company does not have a defined benefit pension plan and is currently evaluating the potential impact, if any, the adoption of SFAS No. 158 will have on its consolidated financial statements.

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

	Net Income	Shares	Per Share Amount
Quarter ended December 31, 2006:
Income per common share, basic	$8,791,000	25,749,000	$0.34

Effect of dilutive stock options	—	487,000

Income per common share, assuming dilution	$8,791,000	26,236,000	$0.34

Six months ended December 31, 2006:
Income per common share, basic	$21,252,000	25,739,000	$0.83

Effect of dilutive stock options	—	486,000

Income per common share, assuming dilution	$21,252,000	26,225,000	$0.81

Quarter ended December 31, 2005 (restated)(1):
Income per common share, basic	$8,942,000	25,402,000	$0.35

Effect of dilutive stock options	—	592,000

Income per common share, assuming dilution	$8,942,000	25,994,000	$0.34

Six months ended December 31, 2005 (restated)(1):
Income per common share, basic	$17,955,000	25,367,000	$0.71

Effect of dilutive stock options	—	577,000

Income per common share, assuming dilution	$17,955,000	25,944,000	$0.69

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

For the quarter and six months ended December 31, 2006, there were 299,000 and 541,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the quarter and six months ended December 31, 2005, there were 298,000 and 308,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At December 31, 2006 and June 30, 2006, the Company had a multi-currency revolving credit facility with its bank group (the “Bank Group”) of $140 million and $100 million, respectively, which matures on July 31, 2008. This facility was entered into on July 16, 2004 and has an accordion feature that allows the Company to unilaterally increase the revolving credit line up to a commitment of $150 million. The Company exercised $40 million of its $50 million credit facility accordion during the quarter ended September 30, 2006 and the remaining $10 million during January 2007. (See Note 11 for a discussion of a subsequent amendment). This increased the revolving credit facility exercised amount to $150 million. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at December 31, 2006 and June 30, 2006 was 5.41% and 4.38%, respectively. The outstanding borrowings at December 31, 2006 were $58.0 million on a total commitment of $150 million, leaving $92.0 million available for additional borrowings. (See Note 11 for a discussion on current commitments). The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions).

At December 31, 2006 and June 30, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2007, and is scheduled to mature on January 31, 2008. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 92% and 84% of the balance on the line as of December 31, 2006 and June 30, 2006, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At December 31, 2006 and June 30, 2006, the effective interest rate was 7.25%. At December 31, 2006 and June 30, 2006, there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings.

(6) Short-term Borrowings and Long-term Debt

Short-term borrowings at December 31, 2006 consist of a €3.0 million secured revolving credit facility obtained on August 17, 2006, with a variable interest rate of 4.38% and no maturity date. At December 31, 2006, €2.3 million or $3.1 million was outstanding. The Company had no short-term borrowings at June 30, 2006.

Long-term debt consists of the following at December 31, 2006 and June 30, 2006:

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2006	June 30, 2006
Unsecured note payable to a bank, monthly payments of interest only; 6.00% variable interest rate at December 31, 2006; maturing in fiscal year 2009	$13,000,000	$—

Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; 6.35% and 5.88% variable interest rate, respectively at December 31, 2006 and June 30, 2006; maturing in fiscal year 2009 with a balloon payment of approximately $4,175,000	4,521,000	4,627,000

	17,521,000	4,627,000

Less current portion	214,000	229,000

Long-term portion	$17,307,000	$4,398,000

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

Changes in the carrying amount of goodwill and other intangibles assets for the quarter ended December 31, 2006, by operating segment, are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2006	$6,259,000	$8,145,000	$14,404,000

Excess of cost over fair value of acquired net assets, and other	22,435,000	679,000	23,114,000

Fluctuations in foreign currencies	—	317,000	317,000

Balance as of December 31, 2006	$28,694,000	$9,141,000	$37,835,000

Included within other assets are identifiable intangible assets as follows:

	As of December 31, 2006			As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$9,868,000	$804,000	$9,064,000	$338,000	$302,000	$36,000
Debt issue costs	606,000	333,000	273,000	532,000	254,000	278,000
Trade names	825,000	41,000	784,000	—	—	—
Non-compete agreements	1,635,000	273,000	1,362,000	—	—	—

Total	$12,934,000	$1,451,000	$11,483,000	$870,000	$556,000	$314,000

The weighted average amortization period for all intangible assets was approximately nine years for the quarter ended December 31, 2006 and four years for the fiscal year ended June 30, 2006. Amortization expense for the quarter and six months ended December 31, 2006 was $448,000 and $895,000, respectively. Amortization expense for fiscal years 2007, 2008, 2009, 2010 and 2011 and thereafter is estimated to be approximately $1.8 million, $1.8 million, $1.6 million, $1.0 million, $1.0 million and $5.2 million, respectively.

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 3.

North American Distribution

North American Distribution offers products for sale in five primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, (iv) video conferencing and telephone products sold by the T2 Supply sales unit, and (v) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 13,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2006 and 2005.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2006 and 2005.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

	Quarter ended December 31,				Six months ended December 31,
	2006		2005		2006		2005
Sales:
North American distribution	$401,517,000		$358,984,000		$835,519,000		$709,383,000
International distribution	80,252,000		55,263,000		148,487,000		99,106,000
Less intersegment sales	(8,035,000)		(5,779,000)		(14,043,000)		(9,625,000)

	$473,734,000		$408,468,000		$969,963,000		$798,864,000

Depreciation and amortization:
North American distribution	$1,556,000		$1,299,000		$3,230,000		$2,576,000
International distribution	175,000		132,000		343,000		268,000

	$1,731,000		$1,431,000		$3,573,000		$2,844,000

Operating income:			(restated	) **			(restated	) **
North American distribution	$12,373,000	*	$13,511,000		$31,649,000	*	$27,817,000
International distribution	3,505,000		1,537,000		5,747,000		2,114,000

	$15,878,000		$15,048,000		$37,396,000		$29,931,000

Capital expenditures:
North American distribution	$1,268,000		$1,008,000		$1,683,000		$2,131,000
International distribution	143,000		269,000		276,000		344,000

	$1,411,000		$1,277,000		$1,959,000		$2,475,000

*	Included in North American distribution’s operating income for the quarter and six months ended December 31, 2006 is $4.9 million for the direct costs associated with the special committee review (see note 1A.).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended December 31, 2005			Six months ended December 31, 2005
** Restated Operating income per above	As previously reported	Adjustments	Restated (1)	As previously reported	Adjustments	Restated (1)
North American distribution	$13,969,000	$(458,000)	$13,511,000	$28,655,000	$(838,000)	$27,817,000
International distribution	1,594,000	(57,000)	1,537,000	2,228,000	(114,000)	2,114,000

	$15,563,000	$(515,000)	$15,048,000	$30,883,000	$(952,000)	$29,931,000

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Assets for each business segment are summarized below:

Assets:		June 30, 2006
	December 31, 2006	As previously reported	Adjustments	Restated (1)
North American distribution	$571,974,000	$504,313,000	$4,278,000	$508,591,000
International distribution	133,904,000	108,906,000	—	108,906,000

	$705,878,000	$613,219,000	$4,278,000	$617,497,000

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

(9) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.3 million at June 30, 2005. As of December 31, 2006, the Company has paid approximately $1.0 million. The Company is disputing the entire $1.3 million assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

As of December 31, 2006, the Company has an accrued liability of $2.4 million for a value-added tax matter covering a 3.5 year period. This accrual has been recorded to those periods through the restated Form 10-K/A for the year ended June 30, 2006. In providing for this accrual, the Company has recorded a net foreign exchange loss of approximately $108,000 due to changes in rates over the 3.5 year period. The Company is in discussions with the governing tax authority. No assessments have been made by that governing tax authority as of this reporting period. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

The Company has contractual obligations of $250,000 for the purchase of software and improvements of real property at December 31, 2006.

(10) Acquisitions

On July 3, 2006, the Company entered into an agreement with SKC Communications Products, Inc. to purchase the assets of T2 Supply. The purchase price of approximately $50 million includes approximately $34 million of intangible

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assets related to the North American distribution segment. The Company has obtained a third-party valuation related to certain intangible assets and has allocated the purchase price based upon that valuation.

T2 Supply is a distributor of video conferencing and telephony products and is based in Lenexa, Kansas. T2 Supply provides its reseller customers technical support for the configuration of video conferencing and sound solutions, an extended warranty program, training, marketing, a customer resource website, and bridging services. As a result of the acquisition, the Company expects to enhance its long-term convergence strategy by adding video conferencing products and expertise. T2 Supply’s customer base of voice and video conferencing resellers will also provide cross-selling opportunities.

(11) Subsequent Events and Other Matters

On February 14, 2007 and on May 14, 2007, extensions were obtained to the ninety day waiver initially received on November 9, 2006 under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions).

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended December 31,		Difference	Percentage Change
	2006	2005
	(In thousands)
North American distribution	$393,482	$353,205	$40,277	11.4%
International distribution	80,252	55,263	24,989	45.2%

Net sales	$473,734	$408,468	$65,266	16.0%

	Six months ended December 31,		Difference	Percentage Change
	2006	2005
	(In thousands)
North American distribution	$821,476	$699,758	$121,718	17.4%
International distribution	148,487	99,106	49,381	49.8%

Net sales	$969,963	$798,864	$171,099	21.4%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarter and six months ended December 31, 2006 and 2005. The 11.4% or $40.3 million increase in North American distribution sales for the quarter ended December 31, 2006, as compared to the same period in the prior year, was due primarily to the reasons described below. The 17.4 % or $121.7 million increase for the six months ended December 31, 2006, as compared to the same period in the prior year, was due to strong AIDC and communication sales.

Sales of the AIDC and POS product categories for the North America distribution segment increased 16.4% as compared to the prior year quarter and 18.2% as compared to the prior year six month period. The growth in both periods was primarily attributable to the AIDC business’s gain in market share. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales of that unit were immaterial for the quarter ended December 31, 2006.

Sales of communications products increased 5.7% as compared to the prior year quarter and 16.5% as compared to the prior year six month period. After prior quarter record sales, Catalyst Telecom, which distributes small and medium business and enterprise products, experienced weakened sales due to supply chain disruptions and product shortages. Paracon, which distributes communications products, managed a good quarter despite the sale and transition of a product line between vendors. The communications business also included record sales and increased market share for T2 Supply, a sales unit acquired by the Company on July 3, 2006. Prior twelve month sales for T2 Supply prior to the acquisition were approximately $77 million.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 45.2% or $25.0 million for the quarter

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ended December 31, 2006 and 49.8% or $49.4 million for the six month period as compared to the same periods in the prior year. The increase in sales was primarily attributable to market share gains in Mexico and Europe. Europe’s market share gain was the result of new customer recruitment from marketing efforts and tradeshows. Further, we still carry higher inventory levels in Europe for both RoHS compliant and non-RoHS compliant inventory (RoHS is a European Union environmental directive which caused manufacturers to comply with new guidelines effective July 1, 2006. The RoHS Directive bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants). The higher inventory levels allowed us better availability than our competition during the quarter and six months ended December 31, 2006. Without the foreign exchange fluctuations, the increase in sales for the quarter and six months ended December 31, 2006 would have been $20.3 million or 36.7% and $42.5 million or 42.9%, respectively.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2006	2005			2006	2005
	(In thousands)
North American distribution	$42,474	$34,974	$7,500	21.4%	10.8%	9.9%
International distribution	10,303	6,861	3,442	50.2%	12.8%	12.4%

Gross profit	$52,777	$41,835	$10,942	26.2%	11.1%	10.2%

	Six months ended December 31,		Difference	Change	Percentage of Sales December 31,
	2006	2005			2006	2005
	(In thousands)
North American distribution	$85,877	$69,736	$16,141	23.1%	10.5%	10.0%
International distribution	18,738	12,428	6,310	50.8%	12.6%	12.5%

Gross profit	$104,615	$82,164	$22,451	27.3%	10.8%	10.3%

North American Distribution

Gross profit for the North American distribution segment increased 21.4% or $7.5 million for the quarter ended December 31, 2006 and 23.1% or $16.1 million for the six month period as compared to the same periods in the prior year. The increase in gross profit for the quarter and six months ended December 31, 2006 is due to an increased sales volume including the acquisition of T2 Supply.

Gross profit as a percentage of net sales for the North American distribution segment increased compared to the same periods in the prior year due to a favorable customer mix of small to medium customers requiring more value add services which command higher margins.

International Distribution

Gross profit for the international distribution segment increased 50.2% or $3.4 million for the quarter ended December 31, 2006 and 50.8% or $6.3 million for the six month period as compared to the same period in the prior year. The increase was primarily due to increased distribution sales volume.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, increased for the quarter and six month periods ended December 31, 2006 as compared to the same period in the prior year due primarily to the impact of rebates in Europe.

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Period ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2006	2005 (restated) (1)			2006	2005
	(In thousands)
Quarter	$36,899	$26,786	$10,113	37.8%	7.8%	6.6%
Six months	$67,219	$52,233	$14,986	28.7%	6.9%	6.5%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

For the quarter ended December 31, 2006, operating expenses increased compared to the same period in the prior year. The increase is due principally to special committee expenses of $4.9 million related to the Company’s stock option investigation, the recognition of higher bad debt expense of approximately $1.2 million which represents a $867,000 increase in the allowance balance over the quarter ended December 31, 2005, amortization expense for T2 Supply intangibles of $395,000, and $2.5 million for both incremental and T2 Supply-related increases in employee headcount and related benefits.

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

For the six months ended December 31, 2006, operating expenses increased compared to the same period in the prior year. The increase is due principally to $4.9 million special committee expenses related to the Company’s stock option investigation, a $4.4 million increase related to increased employee headcount and related benefits, and a $3.4 million increase in bad debt expense.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2006	‘2005 (restated) (1)			2006	2005
	(In thousands)
Quarter	$15,878	$15,049	$829	5.5%	3.4%	3.7%
Six months	$37,396	$29,931	$7,465	24.9%	3.9%	3.7%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased 5.5% or $829,000 for the quarter ended December 31, 2006 and 24.9% or $7.5 million for the six month period ended December 31, 2006 as compared to the same periods in the prior year. The increase was a result of increased gross profit on higher sales volume and improved gross profit margin percentages discussed above.

Operating income as a percentage of net sales decreased compared to the same quarter in the prior year. The decrease in operating margin is primarily due to the increased operating expenses of $4.9 million related to the special committee which were incurred during the quarter ended December 31, 2006.

Operating income as a percentage of net sales increased for the six months ended December 31, 2006 compared to the period in the prior year. The increase in operating margin is primarily due to the increased gross profit amounts discussed above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2006	2005 (restated) (1)			2006	2005
	(In thousands)
Interest expense	$1,754	$455	$1,299	285.5%	0.4%	0.1%
Interest income	(174)	(155)	(19)	12.3%	0.0%	0.0%
Net foreign exchange (gains) losses	(42)	(33)	(9)	27.3%	0.0%	0.0%
Other, net	(84)	(35)	(49)	140.0%	0.0%	0.0%

Total other expense	$1,454	$232	$1,222	526.7%	0.3%	0.1%

	Six months ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2006	2005 (restated) (1)			2006	2005
	(In thousands)
Interest expense	$3,525	$966	$2,559	264.9%	0.4%	0.1%
Interest income	(282)	(304)	22	-7.2%	0.0%	0.0%
Net foreign exchange (gains) losses	(388)	48	(436)	-908.3%	0.0%	0.0%
Other, net	(174)	(88)	(86)	97.7%	0.0%	0.0%

Total other expense	$2,681	$622	$2,059	331.0%	0.3%	0.1%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and six months ended December 31, 2006 was $1.8 million and $3.5 million, respectively. Interest expense for the quarter and six months ended December 31, 2005 was $455,000 and $966,000, respectively. The increased expense during the quarter ended December 31, 2006 was primarily due to the acquisition of T2 Supply in the first quarter of fiscal year 2007.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange gains for the quarter and six months ended December 31, 2006 were $42,000 and $388,000, respectively. Net foreign exchange gains for the quarter ended December 31, 2005 were $33,000 and net foreign exchange losses for the six months ended December 31, 2006 were $48,000. The change in foreign exchange gains and losses for the quarter and six months ended December 31, 2006 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $5.6 million and $13.4 million for the quarter and six months ended December 31, 2006, respectively, reflecting an effective income tax rate of 39.0% and 38.6%, respectively. Income tax expense (restated) was $5.8 million and $11.2 million for the quarter and six months ended December 31, 2005, respectively, reflecting an effective income tax rate of $39.3% and 38.4%, respectively. The change in the effective tax rate is due to the mix of earnings by country, and to the prior year utilization of net operating loss benefits which were fully utilized prior to fiscal year 2007.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarter and six months ended December 31, 2006, the Company recorded $13,000 and $46,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiary’s net income. For the quarter and six months ended December 31, 2005, the Company recorded $51,000 and $109,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiaries’ net income. The decrease in minority interest expense is primarily due to the decreased percentage of minority interest in Netpoint, the Company’s majority-owned subsidiary.

Net Income

The following table summarizes the Company’s net income:

	Period ended December 31,		Difference	Percentage Change	Percentage of Sales December 31,
	2006	2005 (restated) (1)			2006	2005
	(In thousands)
Quarter	$8,791	$8,942	$(151)	-1.7%	1.9%	2.2%
Six months	$21,252	$17,955	$3,297	18.4%	2.2%	2.2%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

The increase in the amount of net income is attributable to the changes in operations discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash and cash equivalent balance totaled $2.7 million at December 31, 2006 compared to $3.8 million at June 30, 2006. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $297.9 million at December 31, 2006 from $262.2 million at June 30, 2006. The increase in working capital resulted primarily from a $17.4 million increase in the Company’s trade and notes receivable and a $30.7 million increase in inventories, partially offset by a $14.8 million increase in trade accounts payable, financed through an increase in the revolving credit facility. These increases support the worldwide growth of the Company, including the T2 Supply acquisition, and allow for greater customer financing as allowed by our return on invested capital (ROIC) model.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables increased to 60 days at December 31, 2006 compared to 59 days at June 30, 2006. The increase in DSO for the quarter ended December 31, 2006 is a result of longer negotiated terms on larger, strategic deals reflecting the Company’s decision to manage receivables to attain return on invested capital targets. Inventory turnover decreased to 6.5 times in the quarter ended December 31, 2006 from 7.2 times in the quarter ended June 30, 2006 but is within the Company’s target rates.

Cash provided by operating activities was $4.6 million for the six months ended December 31, 2006 compared to $11.5 million of cash provided by operating activities for the six months ended December 31, 2005. The decrease in cash provided by operating activities was primarily attributable to the timing of vendor payments (in accordance with such terms).

Cash used in investing activities for the six months ended December 31, 2006 was $52.5 million. Cash used for business acquisitions totaled $50.6 million, primarily for the acquisition of T2 Supply and for an additional ownership interest in the Company’s majority-owned subsidiary, Netpoint. The Company’s capital expenditures of $2.0 million were primarily for purchases of equipment, software, and furniture.

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

At December 31, 2006 and June 30, 2006, the Company had a multi-currency revolving credit facility with its Bank Group of $140 million and $100 million, respectively, which matures on July 31, 2008. This facility was entered into on July 16, 2004 and has an accordion feature that allows the Company to unilaterally increase the revolving credit line up to a commitment of $150 million. The Company exercised $40 million of its $50 million credit facility accordion during the quarter ended September 30, 2006 and the remaining $10 million during January 2007. This increased the revolving credit facility exercised amount to $150 million. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at December 31, 2006 and June 30, 2006 was 5.41% and 4.38%, respectively. The outstanding borrowings at December 31, 2006 were $58.0 million on a total commitment of $150 million, leaving $92.0 million available for additional borrowings. The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and a prohibition on the payment of dividends. On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions). Subject to the waivers noted above, the Company was in compliance with its covenants at December 31, 2006.

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

At December 31, 2006 and June 30, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2007, and is scheduled to mature on January 31, 2008. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 92% and 84% of the balance on the line as of December 31, 2006 and June 30, 2006, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. At December 31, 2006 and June 30, 2006, the effective interest rate was 7.25%. At December 31, 2006 and June 30, 2006, there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. The Company was in compliance with its covenants at December 31, 2006.

On July 25, 2006, the Company entered into an agreement with a bank for a $13.0 million unsecured long-term note payable with monthly payments of interest only. At December 31, 2006, the balance of the note was $13.0 million and the effective rate of interest was 6.00%. The note matures in fiscal year 2009.

On August 17, 2006, the Company obtained an overdraft facility with a borrowing limit of €3 million. At December 31, 2006, the balance was €2.3 million or $3.1 million, and the effective rate of interest was 4.38%.

Cash provided by financing activities for the six months ended December 31, 2006 totaled $46.8 million, including advances of $28.4 million under the Company’s credit facility, $12.9 million in additional long-term debt, a $3.0 million increase in short-term borrowings, $2.1 million in excess tax benefits from share-based payment arrangements, and $390,000 in proceeds from stock option exercises offset, in part, by the purchase of $39,000 of common stock.

Cash used in financing activities for the six months ended December 31, 2005 totaled $5.1 million, including a $4.5 million decrease in short-term borrowings, payments of $1.4 million under the Company’s credit facility, and $1.7 million in payments on long-term debt, offset with $1.4 million in excess tax benefits from share-based payment arrangements and $1.1 million in proceeds from stock option exercises.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

on the face of the balance sheet. SFAS No. 159 is effective for the Company as of the year ending June 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for the Company as of the fiscal year ending June 30, 2007. The Company does not have a defined benefit pension plan and is currently evaluating the potential impact, if any, the adoption of SFAS No. 158 will have on its consolidated financial statements.

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

Item 3.	Quantitative and Qualitati ve Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations. The Company has chosen to present this information below in a sensitivity analysis format.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and six months ended December 31, 2006 would have resulted in an approximately $286,000 and $594,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At December 31, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $19,000. At June 30, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $25,000.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2006, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

For more information regarding the review of the Company’s stock option grant practices and the related restatement of financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options” of, and Note 1A to the Notes to Consolidated Condensed Financial Statements presented in Part I, Item I of this report and Note 1A to the Notes to Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

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

Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded that disclosure controls and procedures were not effective at a reasonable assurance level on December 31, 2006 because of a material weakness in internal control over financial reporting as it relates to stock option granting practices, as described in Management’s Report on Internal Control Over Financial Reporting (Restated) in Item 9A, “Controls and Procedures,” in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

Specifically, the Company did not have adequate controls in place over the determination of appropriate measurement dates and the related accounting for the stock option compensation costs included in selling, general and administrative expenses. As discussed below, certain changes to the Company’s internal controls have been implemented as of the date of this filing

Changes in Internal Control over Financial Reporting

Management has taken and continues to take additional steps to remediate the material weakness discussed above for the

Item 4.	Controls and Procedures

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

•

Conducting a complete review of substantially all stock options granted for the period from 1994 to 2006—Management performed a detailed review of the facts and circumstances surrounding each option grant made to employees for the period from 1994 to 2006, and believes that all accounting issues were identified and have been appropriately adjusted.

•

Modifying policies and procedures—Specific requirements for documentation of stock option award authorization and details, including timing of grant activities, are now identified in policies and procedures. These policies and procedures include procedures for determining the grant date, the exercise price, the detailed lists of award recipients and other procedures for ensuring that the awards are in accordance with the applicable stock option plan provisions and that the administration and accounting occurs within the appropriate time frame.

•

Changing personnel and responsibilities for authority and oversight—The authority to grant equity awards is now clearly stated as the responsibility of the Compensation Committee of the Board, except that equity awards for newly-hired employees may be delegated to the CEO within appropriate written guidelines. The CFO and General Counsel of the Company have been given responsibility for ensuring compliance with the equity award policies and oversight for documentation and accounting for stock option awards.

•

Clarifying Board procedures for grant approval and documentation—The Compensation Committee of the Board will have regularly scheduled meetings to discuss option awards and will document their meetings in minutes. Equity awards will only be approved at these meetings and will be promptly communicated to the CFO and the General Counsel. The minutes of the meetings will explicitly state the details of the awards including grantees, exercise price, number of shares underlying awards, and vesting schedules.

•	Enhancing stock option administration—An independent third-party specializing in stock option administration is being hired to provide administrative services for the Company’s stock option plans.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company initiated the review of stock option grants by management described above during the fiscal quarter ended December 31, 2006. Stock option grant policies were approved by the Board of Directors on April 12, 2007. The Company began taking the remaining remediation actions described above, including the establishment of detailed stock option grant procedures, during the fiscal quarter ending June 30, 2007.

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

Item 4.	Controls and Procedures (continued)

system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company’s annual meeting of shareholders was held on December 7, 2006. At the annual meeting, the shareholders (i) elected five directors who constitute all the directors continuing on the Board of Directors after the meeting, (ii) approved the Company’s Amended and Restated Directors Equity Compensation Plan, and (iii) ratified the appointment of independent auditors for fiscal 2007. Votes on each matter presented at the annual meeting were as follows:

(i) Election of directors:

	Number of Shares
Nominees	For	Withheld
Michael L. Baur	12,926,798	11,747,414
Steven R. Fischer	22,054,639	2,619,573
James G. Foody	22,106,925	2,567,287
Michael J. Grainger	22,272,296	2,401,916
John P. Reilly	22,270,996	2,403,216

(ii) Proposal to amend the Company’s Amended and Restated Directors Equity Compensation Plan:

Number of Shares
For	18,484,510
Against	3,652,422
Abstain	28,694
Broker Non-Votes	2,508,586

(iii) Proposal to ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending June 30, 2007:

Number of Shares
For	24,568,123
Against	94,512
Abstain	11,576

Item 6.	Exhibits

Exhibits

10.1	Waivers dated as of November 9, 2006 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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