Form 10-Q
period 2007-03-31
SCANSOURCE INC
filed 2007-06-18
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2007

or

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

March 31, 2007

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

Explanatory Note

Concurrently with the filing of this Form 10-Q, the Company is filing Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, the Company is restating its condensed consolidated financial statements and related disclosures as of March 31, 2006 and for the three months ended March 31, 2006. The restatement includes adjustments arising from a review of the Company’s historical stock option grant practices, including adjustments to stock based compensation expense as a result of an analysis of the Company’s historical stock option measurement dates. In October, 2006, the Company’s Board of Directors appointed a Special Committee ,which was assisted by independent legal counsel and accounting experts, to conduct a review of the Company’s historical stock option granting practices. The Special Committee reported its results in January, 2007 and the Company completed its accounting analysis in April, 2007, concluding that a restatement was necessary. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement related to stock options”, and Note 1A to the Notes to Consolidated Financial Statements included in Part II, Item 8 of such amended Annual Report on Form 10-K/A for more information.

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

Except as set forth in the previous paragraph, we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments but have amended and restated (i) information as of September 30, 2005 and for the three month period then ended included in the Quarterly Report on Form 10-Q for the period ended September 30, 2006, (ii) information as of December 31, 2005 and for the three and six-month periods then ended included in the Quarterly Report on Form 10-Q for the period ended December 31, 2006, and (iii) information as of March 31, 2006 and for three and nine-month periods then ended which is included in this Quarterly Report on Form 10-Q. Except as otherwise specifically noted in this Quarterly Report in Form 10-Q and except for the sections of this Form 10-Q entitled “Special Committee Review of Past Stock Option Granting Practices” in Item 1, Note 1A to the Notes to Condensed Consolidated Financial Statements, and Item 4 Controls and Procedures, all of the information in this Quarterly Report on Form 10-Q is as of March 31, 2007 and does not reflect events occurring after March 31, 2007. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as well as any Current Reports filed on Form 8-K.

On October 26, 2006, the Company announced unaudited results for the first quarter of fiscal year 2007 that ended on September 30, 2006. The announced results were impacted by the restatement. The Company’s earnings announcements on April 26, 2007 and January 25, 2007 for the third and second quarters of fiscal year 2007, respectively, were limited to sales and gross margin, which were not impacted by the restatement.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets	March 31, 2007	June 30, 2006
		(restated) (1)
Current assets:
Cash and cash equivalents	$3,036	$3,831
Trade and notes receivable:
Trade, less allowance of $14,442 at March 31, 2007 and $11,508 at June 30, 2006	333,823	300,240
Other	8,020	4,558
Inventories	291,332	244,005
Prepaid expenses and other assets	3,012	2,293
Deferred income taxes	16,604	15,709

Total current assets	655,827	570,636

Property and equipment, net	25,767	27,098
Goodwill	37,865	14,404
Other assets, including identifiable intangible assets	17,724	5,359

Total assets	$737,183	$617,497

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

(Continued)

Liabilities and Shareholders’ Equity	March 31, 2007	June 30, 2006
		(restated) (1)
Current liabilities:
Current portion of long-term debt	$230	$229
Short-term borrowings	3,019	—
Trade accounts payable	250,054	271,519
Accrued expenses and other liabilities	33,197	30,359
Income taxes payable	3,986	6,358

Total current liabilities	290,486	308,465

Long-term debt	17,239	4,398
Borrowings under revolving credit facility	112,403	27,558
Other long-term liabilities	4,427	2,757

Total liabilities	424,555	343,178

Minority interest	512	910
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,837,348 and 25,725,214 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	82,794	76,915
Retained earnings	223,200	191,876
Accumulated other comprehensive income	6,122	4,618

Total shareholders’ equity	312,116	273,409

Total liabilities and shareholders’ equity	$737,183	$617,497

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
		(restated) (1)		(restated) (1)
Net sales	$492,678	$405,592	$1,462,642	$1,204,456
Cost of goods sold	441,641	364,332	1,306,990	1,081,033

Gross profit	51,037	41,260	155,652	123,423

Operating expenses:
Selling, general and administrative expenses	33,795	26,820	101,014	79,051

Operating income	17,242	14,440	54,638	44,372

Other expense (income):
Interest expense	1,939	633	5,464	1,598
Interest income	(246)	(243)	(529)	(547)
Other, net	141	(121)	(420)	(160)

Total other expense (income)	1,834	269	4,515	891

Income before income taxes and minority interest	15,408	14,171	50,123	43,481

Provision for income taxes	5,326	5,150	18,743	16,395

Income before minority interest	10,082	9,021	31,380	27,086

Minority interest in income of consolidated subsidiaries, net of income tax expense of $20 and $37, respectively, and $36 and $72, respectively	11	15	57	126

Net income	$10,071	$9,006	$31,323	$26,960

Net income per common share, basic	$0.39	$0.35	$1.22	$1.06

Weighted-average shares outstanding, basic	25,770	25,555	25,749	25,429

Net income per common share, assuming dilution	$0.38	$0.35	$1.19	$1.04

Weighted-average shares outstanding, assuming dilution	26,194	26,101	26,213	25,996

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2007	2006
		(restated) (1)
Cash flows from operating activities:
Net income	$31,323	$26,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,808	4,154
Amortization of intangible assets	1,345	150
Allowance for accounts and notes receivable	7,017	2,451
Share-based compensation and restricted stock	2,884	3,237
Impairment of capitalized software	148	—
Deferred income tax (benefit) expense	(1,346)	(2,091)
Excess tax benefits from share-based payment arrangements	(2,105)	(1,427)
Minority interest in income of subsidiaries	57	126
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(27,853)	(44,950)
Other receivables	(2,795)	(489)
Inventories	(40,835)	(40,916)
Prepaid expenses and other assets	(699)	558
Other noncurrent assets	(1,092)	4,738
Trade accounts payable	(22,611)	66,343
Accrued expenses and other liabilities	3,950	5,304
Income taxes payable	(411)	(1,154)

Net cash (used in) provided by operating activities	(49,215)	22,994

Cash flows used in investing activities:
Capital expenditures	(2,501)	(4,029)
Cash paid for business acquisitions, net of cash acquired	(50,585)	(1,348)

Net cash used in investing activities	(53,086)	(5,377)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	2,877	(4,478)
Advances (payments) on revolving credit, net	82,616	(6,414)
Exercise of stock options	970	2,303
Excess tax benefits from share-based payment arrangements	2,105	1,427
Advances (repayments) of long-term debt borrowings	12,841	(1,926)

Net cash provided by (used in) financing activities	101,409	(9,088)

Effect of exchange rate changes on cash and cash equivalents	97	(261)

(Decrease) Increase in cash and cash equivalents	(795)	8,268
Cash and cash equivalents at beginning of period	3,831	8,609

Cash and cash equivalents at end of period	$3,036	$16,877

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2007 and June 30, 2006, the results of operations for the quarters and nine months ended March 31, 2007 and 2006 and the statement of cash flows for the nine months ended March 31, 2007 and 2006. The results of operations for the quarters and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands)

		June 30, 2006
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,831	$—	$—	$3,831
Trade and notes receivable:
Trade, less allowance of $14,008, (11,508 restated)	297,740	—	2,500	300,240
Other	4,558	—	—	4,558
Inventories	244,005	—	—	244,005
Prepaid expenses and other assets	2,293	—	—	2,293
Prepaid taxes	—	—	—	—
Deferred income taxes	14,659	300	750	15,709

Total current assets	567,086	300	3,250	570,636

Property and equipment, net	27,098		—	27,098
Goodwill	14,404		—	14,404
Other assets, including identifiable intangible assets	4,631	1,473	(745)	5,359

Total assets	$613,219	$1,773	$2,505	$617,497

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$229	$—	$—	$229
Short-term borrowings	—	—	—	—
Trade accounts payable	271,519	—	—	271,519
Accrued expenses and other liabilities	26,170	1,677	2,512	30,359
Income taxes payable	5,072	1,269	17	6,358

Total current liabilities	302,990	2,946	2,529	308,465
Deferred income taxes	—		—	—
Long-term debt	4,398	—	—	4,398
Borrowings under revolving credit facility	27,558	—	—	27,558
Other long-term liabilities	2,757	—	—	2,757

Total liabilities	337,703	2,946	2,529	343,178

Minority interest	910		—	910
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,725,214 shares issued and outstanding	72,860	4,055	—	76,915
Retained earnings	197,129	(5,228)	(25)	191,876
Accumulated other comprehensive income	4,617	—	1	4,618

Total shareholders’ equity	274,606	(1,173)	(24)	273,409

Total liabilities and shareholders’ equity	$613,219	$1,773	$2,505	$617,497

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the restatement adjustments described above on the previously reported consolidated condensed statement of income for the quarter and nine months ended March 31, 2006.

Condensed Consolidated Income Statements (Unaudited)

(in thousands, except per share data)

	Quarter ended March 31, 2006				Nine months ended March 31, 2006
	As previously reported	Restatement adjustments	Audit adjustments	Restated	As previously reported	Restatement adjustments	Audit adjustments	Restated
Net sales	$405,592	$—	$—	$405,592	$1,204,456	$—	$—	$1,204,456
Cost of goods sold	364,332	—	—	364,332	1,081,032	—	1	1,081,033

Gross profit	41,260	—	—	41,260	123,424	—	(1)	123,423

Operating expenses:
Selling, general and administrative expenses	26,134	348	338	26,820	77,415	812	824	79,051

Operating income	15,126	(348)	(338)	14,440	46,009	(812)	(825)	44,372

Other expense (income):
Interest expense	633	—	—	633	1,599	—	(1)	1,598
Interest income	(243)	—	—	(243)	(547)	—	—	(547)
Other, net	(118)	—	(3)	(121)	(228)	—	68	(160)

Total other expense (income)	272	—	(3)	269	824	—	67	891

Income before income taxes and minority interest	14,854	(348)	(335)	14,171	45,185	(812)	(892)	43,481
Provision for income taxes	5,398	(127)	(121)	5,150	17,035	(304)	(336)	16,395

Income before minority interest	9,456	(221)	(214)	9,021	28,150	(508)	(556)	27,086
Minority interest in income of consolidated subsidiaries, net of income tax expense	15	—	—	15	125	—	1	126

Net income	$9,441	$(221)	$(214)	$9,006	$28,025	$(508)	$(557)	$26,960

Per share data:
Net income per common share, basic	$0.37	$(0.01)	$(0.01)	$0.35	$1.10	$(0.02)	$(0.02)	$1.06

Net income per common share, assuming dilution	$0.36	$(0.01)	$—	$0.35	$1.07	$(0.02)	$(0.01)	$1.04

Weighted-average shares outstanding, basic	25,555	—	—	25,555	25,429	—	—	25,429

Weighted-average shares outstanding, assuming dilution	26,329	(228)	—	26,101	26,284	(288)	—	25,996

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the restatement adjustments described above on certain line items of the previously reported consolidated condensed statement of cash flows for the nine months ended March 31, 2006.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended March 31, 2006
	As previously reported	Restatement adjustments	Audit adjustments	Restated
Cash flows from operating activities:
Net income	$28,025	$(508)	$(557)	$26,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,154	—	—	4,154
Amortization of intangible assets	150	—	—	150
Allowance for accounts and notes receivable	2,442	—	9	2,451
Share-based compensation and restricted stock	2,893	344	—	3,237
Impairment of capitalized software	—	—	—	—
Deferred income tax (benefit) expense	(1,563)	(528)	—	(2,091)
Excess tax benefits from share-based payment arrangements	(1,186)	(241)	—	(1,427)
Minority interest in income of subsidiaries	125	—	1	126
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(44,950)	—	—	(44,950)
Other receivables	(489)	—	—	(489)
Inventories	(40,916)	—	—	(40,916)
Prepaid expenses and other assets	556	—	2	558
Other noncurrent assets	4,738	—	—	4,738
Trade accounts payable	66,343	—	—	66,343
Accrued expenses and other liabilities	3,954	468	882	5,304
Income taxes payable	(1,042)	224	(336)	(1,154)

Net cash (used in) provided by operating activities	23,234	(241)	1	22,994

Cash flows used in investing activities:
Capital expenditures	(4,029)	—	—	(4,029)
Cash paid for business acquisitions, net of cash acquired	(1,348)	—	—	(1,348)

Net cash used in investing activities	(5,377)	—	—	(5,377)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(4,478)	—	—	(4,478)
Advances (payments) on revolving credit, net	(6,414)	—	—	(6,414)
Exercise of stock options	2,303	—	—	2,303
Excess tax benefits from share-based payment arrangements	1,186	241	—	1,427
Advances (repayments) of long-term debt borrowings	(1,925)	—	(1)	(1,926)

Net cash provided by (used in) financing activities	(9,328)	241	(1)	(9,088)

Effect of exchange rate changes on cash and cash equivalents	(261)	—	—	(261)

(Decrease) Increase in cash and cash equivalents	8,268	—	—	8,268

Cash and cash equivalents at beginning of period	8,609	—	—	8,609

Cash and cash equivalents at end of period	$16,877	$—	$—	$16,877

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

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

(a) Allowances for Trade and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts, representing checks prepared but not yet cleared at the Company’s bank, of $46,655,000 and $43,421,000 as of March 31, 2007 and June 30, 2006, respectively, are included in accounts payable.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
		(restated) (1)		(restated) (1)
Foreign exchange derivative contract gains/(losses)	$(36,000)	$(98,000)	$121,000	$(138,000)
Foreign currency transactional and remeasurement gains/(losses)	(199,000)	66,000	32,000	58,000

Net foreign currency transactional and remeasurement gains/(losses)	$(235,000)	$(32,000)	$153,000	$(80,000)

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

The Company had three currency forward contracts outstanding as of March 31, 2007 with a net liability under these contracts of $8,000. At June 30, 2006 the Company had three currency forward contracts outstanding with a net liability under these contracts of $25,000. These amounts are included in accrued expenses and other liabilities. The following table provides information about our outstanding foreign currency derivative financial instruments:

	As of March 31, 2007		As of June 30, 2006
Forward Contracts:	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount	Notional Amount	Adjustment to Fair Market Value Compared to Notional Amount
British Pound Functional Currency
Purchase British Pound, sell Euro	$5,844,000	$(3,000)	$5,584,000	$(21,000)

Euro Functional Currency
Purchase Euro, sell British Pound	$2,953,000	(5,000)	$2,774,000	(4,000)

US Dollar Functional currency
Purchase US Dollar, sell Canadian Dollar	$2,168,000	—	$2,242,000	—

		$(8,000)		$(25,000)

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

The Company reviews these assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable or may be impaired. Impairment charges of $0 and $148,000 were recognized for the quarter and nine months ended March 31, 2007, and $0 for the quarter and nine months ended March 31, 2006 in operating expenses for the impairment of certain capitalized assets for the North American distribution segment. These assets included software that was no longer functional based on operational needs.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in acquisitions accounted for using the purchase method. During fiscal years 2006 and 2005, the Company performed its annual test of goodwill to determine if there was impairment. The Company’s impairment tests included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. No impairment was required to be recorded related to the Company’s annual impairment testing. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. No such indicators existed for the quarters ended March 31, 2006 and 2007, respectively.

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarter and nine months ended March 31, 2007 was $2.7 million and $8.2 million, respectively. Shipping revenue for the quarter and nine months ended March 31, 2006 was $2.1 million and $6.2 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters or nine months ended March 31, 2007 or 2006. Deferred advertising costs at March 31, 2007 and 2006 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such losses, net of gains, were $235,000 and $32,000 for the quarters ended March 31, 2007 and 2006, respectively. Such gains, net of losses, were $153,000 for the nine months ended March 31, 2007 and losses, net of gains, were $80,000 for the nine months ended March 31, 2006.

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

For the quarter and nine months ended March 31, 2007, the number of options exercised for shares of common stock were 81,481 and 117,036, respectively. For the quarter and nine months ended March 31, 2006, the number of options exercised for shares of common stock were 159,513 and 343,439, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation. The foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. For the quarter and nine months ended March 31, 2007, comprehensive income consisted of net income of the Company of $10.1 million and $31.3 million, respectively, and net translation adjustments of $253,000 and $1.5 million, respectively. For the quarter and nine months ended March 31, 2006, comprehensive income consisted of net income of the Company of $9.0 million and $27.0 million, respectively, and net translation adjustments of $423,000 and $(84,000), respectively.

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

	Net Income	Shares	Per Share Amount
Quarter ended March 31, 2007:
Income per common share, basic	$10,071,000	25,770,000	$0.39

Effect of dilutive stock options	—	424,000

Income per common share, assuming dilution	$10,071,000	26,194,000	$0.38

Nine months ended March 31, 2007:
Income per common share, basic	$31,323,000	25,749,000	$1.22

Effect of dilutive stock options	—	464,000

Income per common share, assuming dilution	$31,323,000	26,213,000	$1.19

Quarter ended March 31, 2006 (restated)(1):
Income per common share, basic	$9,006,000	25,555,000	$0.35

Effect of dilutive stock options	—	546,000

Income per common share, assuming dilution	$9,006,000	26,101,000	$0.35

Nine months ended March 31, 2006 (restated)(1):
Income per common share, basic	$26,960,000	25,429,000	$1.06

Effect of dilutive stock options	—	567,000

Income per common share, assuming dilution	$26,960,000	25,996,000	$1.04

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

For the quarter and nine months ended March 31, 2007, there were 567,000 and 571,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the quarter and nine months ended March 31, 2006, there were 525,000 and 376,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(5) Revolving Credit Facility and Subsidiary Lines of Credit

At March 31, 2007 and June 30, 2006, the Company had a multi-currency revolving credit facility with its bank group (the “Bank Group”) of $150 million and $100 million, respectively, which matures on July 31, 2008. This facility was entered into on July 16, 2004 and has an accordion feature that allows the Company to unilaterally increase the revolving credit line up to a commitment of $150 million. The Company exercised $40 million of its $50 million credit facility accordion during the quarter ended September 30, 2006 and the remaining $10 million during the quarter ended March 31, 2007.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This increased the revolving credit facility exercised amount to $150 million. (See Note 11 for a discussion of a subsequent amendment). The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at March 31, 2007 and June 30, 2006 was 5.73% and 4.38%, respectively. The outstanding borrowings at March 31, 2007 were $112.4 million on a total commitment of $150 million, leaving $37.6 million available for additional borrowings. (See Note 11 for a discussion on current commitments). The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions).

On February 14, 2007, the Company’s revolving credit facility was amended to permit the Company to redeem shares of its capital stock, so long as the amount paid in connection with the redemptions does not exceed $2 million during any fiscal year.

At March 31, 2007 and June 30, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2007, and is scheduled to mature on January 31, 2008. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 92% and 84% of the balance on the line as of March 31, 2007 and June 30, 2006, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. The effective interest rate at March 31, 2007 and June 30, 2006 was 6.86% and 7.25%, respectively. At March 31, 2007 and June 30, 2006, there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings.

(6) Short-term Borrowings and Long-term Debt

Short-term borrowings at March 31, 2007 consist of a €3.0 million secured revolving credit facility obtained on August 17, 2006, with a variable interest rate of 4.62% and no maturity date. At March 31, 2007, €2.3 million or $3.0 million was outstanding. The Company had no short-term borrowings at June 30, 2006.

Long-term debt consists of the following at March 31, 2007 and June 30, 2006:

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2007	June 30, 2006
Unsecured note payable to a bank, monthly payments of interest only; 5.97% variable interest rate at March 31, 2007; maturing in fiscal year 2009	$13,000,000	$—

Note payable to a bank, secured by distribution center land and building; monthly payments of principal and interest of $41,000; 6.07% and 5.88% variable interest rate, respectively at March 31, 2007 and June 30, 2006; maturing in fiscal year 2009 with a balloon payment of approximately $4,175,000	4,469,000	4,627,000

	17,469,000	4,627,000

Less current portion	230,000	229,000

Long-term portion	$17,239,000	$4,398,000

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

Changes in the carrying amount of goodwill and other intangibles assets for the quarter ended March 31, 2007, by operating segment, are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2006	$6,259,000	$8,145,000	$14,404,000

Excess of cost over fair value of acquired net assets, and other	22,435,000	679,000	23,114,000

Fluctuations in foreign currencies	—	347,000	347,000

Balance as of March 31, 2007	$28,694,000	$9,171,000	$37,865,000

Included within other assets are identifiable intangible assets as follows:

	As of March 31, 2007			As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$9,868,000	$1,053,000	$8,815,000	$338,000	$302,000	$36,000
Debt issue costs	606,000	376,000	230,000	532,000	254,000	278,000
Trade names	825,000	62,000	763,000	—	—	—
Non-compete agreements	1,635,000	409,000	1,226,000	—	—	—

Total	$12,934,000	$1,900,000	$11,034,000	$870,000	$556,000	$314,000

The weighted average amortization period for all intangible assets was approximately nine years for the quarter ended March 31, 2007 and four years for the fiscal year ended June 30, 2006. Amortization expense for the quarter and nine months ended March 31, 2007 was $449,000 and $1.3 million, respectively. Amortization expense for fiscal years 2007, 2008, 2009, 2010, 2011 and thereafter is estimated to be approximately $1.8 million, $1.8 million, $1.6 million, $1.0 million, $1.0 million and $5.2 million, respectively.

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 3.

North American Distribution

North American Distribution offers products for sale in five primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) voice, data and converged communications products sold by the Paracon sales unit, (iv) video conferencing and telephone products sold by the T2 Supply sales unit, and (v) electronic security products through its ScanSource Security Distribution sales unit. These products are sold to more than 13,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales during the quarter

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and nine month periods ended March 31, 2007 and 2006.

International Distribution

International Distribution sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented 1% or more of the Company’s consolidated net sales during the quarter and nine month periods ended March 31, 2007 and 2006.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

Selected financial information of each business segment are presented below:

	Quarter ended March 31,			Nine months ended March 31,
	2007		2006	2007		2006
Sales:
North American distribution	$418,034,000		$353,827,000	$1,253,553,000		$1,063,210,000
International distribution	79,570,000		56,185,000	228,057,000		155,291,000
Less intersegment sales	(4,926,000)		(4,420,000)	(18,968,000)		(14,045,000)

	$492,678,000		$405,592,000	$1,462,642,000		$1,204,456,000

Depreciation and amortization:
North American distribution	$1,404,000		$1,306,000	$4,634,000		$3,882,000
International distribution	175,000		154,000	518,000		422,000

	$1,579,000		$1,460,000	$5,152,000		$4,304,000

Operating income:			(restated)**			(restated)**
North American distribution	$14,382,000	*	$11,514,000	$46,031,000	*	$39,332,000
International distribution	2,860,000		2,926,000	8,607,000		5,040,000

	$17,242,000		$14,440,000	$54,638,000		$44,372,000

Capital expenditures:
North American distribution	$399,000		$1,107,000	$2,082,000		$3,218,000
International distribution	143,000		467,000	419,000		811,000

	$542,000		$1,574,000	$2,501,000		$4,029,000

*	Included in North American distribution’s operating income for the quarter and nine months ended March 31, 2007 is $3.0 million and $7.9 million, respectively, for the direct costs associated with the special committee review (see note 1A.).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended March 31, 2006			Nine months ended March 31, 2006
** Restated Operating income per above	As previously reported	Adjustments	Restated (1)	As previously reported	Adjustments	Restated (1)
North American distribution	$12,146,000	$(632,000)	$11,514,000	$40,801,000	$(1,469,000)	$39,332,000
International distribution	2,980,000	(54,000)	2,926,000	5,208,000	(168,000)	5,040,000

	$15,126,000	$(686,000)	$14,440,000	$46,009,000	$(1,637,000)	$44,372,000

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Assets for each business segment are summarized below:

		June 30, 2006
Assets:	March 31, 2007	As previously reported	Adjustments	Restated (1)
North American distribution	$608,574,000	$504,313,000	$4,278,000	$508,591,000
International distribution	128,609,000	108,906,000	—	108,906,000

	$737,183,000	$613,219,000	$4,278,000	$617,497,000

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

(9) Commitments and Contingencies

Contingencies – The Company received an assessment for a sales and use tax matter for the five calendar years ended 2003 and the first quarter ended March 31, 2004. Based on this assessment, the Company has determined a probable range for the disposition of that assessment and for subsequent periods. Although the Company is disputing the assessment, it accrued a liability of $1.3 million at June 30, 2005. As of March 31, 2007, the Company has paid approximately $1.0 million. The Company is disputing the entire $1.3 million assessment including payments made on the liability. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

As of March 31, 2007, the Company has an accrued liability of $2.4 million for a value-added tax matter covering a 3.5 year period. This accrual has been recorded to those periods through the restated Form 10-K/A for the year ended June 30, 2006. In providing for this accrual, the Company has recorded a net foreign exchange loss of approximately $133,000 due to changes in rates over the 3.5 year period. The Company is in discussions with the governing tax authority. No assessments have been made by that governing tax authority as of this reporting period. Although there can be no assurance of the ultimate outcome at this time, the Company intends to vigorously defend its position.

The Company has contractual obligations of approximately $1.4 million for the purchase of software and equipment at March 31, 2007. In addition, on April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet of space in a building in Southaven, Mississippi (see Note 11).

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(11) Subsequent Events and Other Matters

On May 14, 2007, an extension was received to the ninety day waiver initially received on November 9, 2006 (and thereafter extended on February 14, 2007) under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions).

On April 20, 2007, the Company’s revolving credit facility Bank Group agreed to an increase in the Bank Group’s commitment from $150 million to $200 million. Effective that date, the facility has an accordion feature that allows the Company to unilaterally increase the availability from $180 million to $200 million, in minimum increments of $5 million.

On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The lease provides for market rental rates and commences upon substantial completion of construction, which is expected to be October 1, 2007, with a term of 120 months, and 2 consecutive 5-year extension options. Subject to finalization of construction costs, the minimum average annual rent commitment is approximately 1.9 million. The lease is conditioned upon the Company receiving approval for certain economic development tax incentives from the state of Mississippi.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended March 31,			Percentage
	2007	2006	Difference	Change
		(In thousands)
North American distribution	$413,108	$349,407	$63,701	18.2%
International distribution	79,570	56,185	23,385	41.6%

Net sales	$492,678	$405,592	$87,086	21.5%

	Nine months ended March 31,			Percentage
	2007	2006	Difference	Change
		(In thousands)
North American distribution	$1,234,585	$1,049,165	$185,420	17.7%
International distribution	228,057	155,291	72,766	46.9%

Net sales	$1,462,642	$1,204,456	$258,186	21.4%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarter and nine months ended March 31, 2007 and 2006. The 18.2% or $63.7 million increase in North American distribution sales for the quarter ended March 31, 2007, as compared to the same period in the prior year, was due primarily to the reasons described below. The 17.7 % or $185.4 million increase for the nine months ended March 31, 2007, as compared to the same period in the prior year, was due to strong AIDC and communication sales.

Sales of the AIDC and POS product categories for the North America distribution segment increased 15.2% as compared to the prior year quarter and 17.2% as compared to the prior year nine month period. The growth in both periods was primarily attributable to the AIDC business’s gain in market share. The ScanSource Security Distribution sales unit was created during the quarter ended December 31, 2004. Sales of that unit were immaterial for the quarter and nine months ended March 31, 2007.

Sales of communications products increased 21.7% as compared to the prior year quarter and 18.2% as compared to the prior year nine month period. The communications business included record sales and increased market share for T2 Supply, a sales unit acquired July 3, 2006. The majority of the increase in the communications products business was due to the inclusion of T2 Supply in this year’s results.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 41.6% or $23.4 million for the quarter ended March 31, 2007 and 46.9% or $72.8 million for the nine month period ended March 31, 2007 as compared to the same periods in the prior year. The increase in sales was primarily attributable to a gain in market share in Europe and Latin America. Without the foreign exchange fluctuations, the increase in sales for the quarter and nine months ended March 31,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 would have been $18.2 million or 32.4% and $60.6 million or 39.0%, respectively.

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended March 31,			Percentage	Percentage of Sales March 31,
	2007	2006	Difference	Change	2007	2006
		(In thousands)
North American distribution	$41,351	$33,173	$8,178	24.7%	10.0%	9.5%
International distribution	9,686	8,087	1,599	19.8%	12.2%	14.4%

Gross profit	$51,037	$41,260	$9,777	23.7%	10.4%	10.2%

	Nine months ended March 31,				Percentage of Sales March 31,
	2007	2006	Difference	Change	2007	2006
		(In thousands)
North American distribution	$127,228	$102,909	$24,319	23.6%	10.3%	9.8%
International distribution	28,424	20,514	7,910	38.6%	12.5%	13.2%

Gross profit	$155,652	$123,423	$32,229	26.1%	10.6%	10.2%

North American Distribution

Gross profit for the North American distribution segment increased 24.7% or $8.2 million for the quarter ended March 31, 2007 and 23.6% or $24.3 million for the nine month period ended March 31, 2007 as compared to the same periods in the prior year. The increase in gross profit for the quarter and nine months ended March 31, 2007 is due to an increased sales volume including the acquisition of T2 Supply.

Gross profit as a percentage of net sales for the North American distribution segment increased compared to the same periods in the prior year due to a favorable product mix, including higher services revenues.

International Distribution

Gross profit for the international distribution segment increased 19.8% or $1.6 million for the quarter ended March 31, 2007 and 38.6% or $7.9 million for the nine month period ended March 31, 2007 as compared to the same period in the prior year. The increase was primarily due to increased distribution sales volume.

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, decreased for the quarter and nine month periods ended March 31, 2007 as compared to the same period in the prior year due primarily to lower vendor credits as a percentage of sales in Europe.

Operating Expenses

The following table summarizes the Company’s operating expenses:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Period ended March 31,			Percentage	Percentage of Sales March 31,
	2007	2006 (restated) (1)	Difference	Change	2007	2006
		(In thousands)
Quarter	$33,795	$26,820	$6,975	26.0%	6.9%	6.6%
Nine months	$101,014	$79,051	$21,963	27.8%	6.9%	6.6%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

For the quarter ended March 31, 2007, operating expenses increased compared to the same period in the prior year. The increase is due principally to special committee expenses of $3.0 million related to the Company’s stock option investigation, incremental and T2 Supply-related increases in employee headcount and related benefits of approximately $1.9 million, the recognition of higher bad debt expense of approximately $1.2 million, and amortization expense for T2 Supply intangibles of $395,000.

The Company continues to invest in North America customer training and development programs for new technologies and vertical marketing (such as converged communications and IMPACT NOW), its electronic security business, and in additional resources for our rapidly growing T2 Supply business. In addition, the Company continues to invest in Europe and Latin America due to its growth potential in those markets. In Europe, the Company has expanded geographically, increased marketing, and increased employee headcount. With respect to its Latin American market, the Company has increased employee headcount in Miami and Mexico City in order to serve an expanding customer base and continues to offer VAR education and training events.

For the nine months ended March 31, 2007, operating expenses increased compared to the same period in the prior year. The increase is due principally to $7.9 million special committee expenses related to the Company’s stock option investigation, $6.2 million increase related to increased employee headcount and related benefits, a $4.6 million increase in bad debt expense, and $1.2 million of amortization related to the T2 Supply acquisition.

Operating Income

The following table summarizes the Company’s operating income:

	Period ended March 31,			Percentage	Percentage of Sales March 31,
	2007	2006 (restated) (1)	Difference	Change	2007	2006
		(In thousands)
Quarter	$17,242	$14,440	$2,802	19.4%	3.5%	3.6%
Nine months	$54,638	$44,372	$10,266	23.1%	3.7%	3.7%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Operating income increased 19.4% or $2.8 million for the quarter ended March 31, 2007 and 23.1% or $10.3 million for the nine month period ended March 31, 2007 as compared to the same periods in the prior year. The increase was a result of increased gross profit on higher sales volume and improved gross profit margin percentages discussed above, somewhat offset by increased operating expenses, including the special committee costs.

Operating income as a percentage of net sales remained consistent compared to the same periods in the prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended March 31,			Percentage	Percentage of Sales March 31,
	2007	2006 (restated) (1)	Difference	Change	2007	2006
		(In thousands)
Interest expense	$1,939	$633	$1,306	206.3%	0.4%	0.2%
Interest income	(246)	(243)	(3)	1.2%	0.0%	-0.1%
Net foreign exchange (gains) losses	235	32	203	634.4%	0.0%	0.0%
Other, net	(94)	(153)	59	-38.6%	0.0%	0.0%

Total other expense	$1,834	$269	$1,565	581.8%	0.4%	0.1%

	Nine months ended March 31,			Percentage	Percentage of Sales March 31,
	2007	2006 (restated) (1)	Difference	Change	2007	2006
		(In thousands)
Interest expense	$5,464	$1,599	$3,865	241.7%	0.3%	0.1%
Interest income	(529)	(547)	18	-3.3%	0.0%	0.0%
Net foreign exchange (gains) losses	(153)	80	(233)	-291.3%	0.0%	0.0%
Other, net	(267)	(241)	(26)	10.8%	0.0%	0.0%

Total other expense	$4,515	$891	$3,624	406.7%	0.3%	0.1%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and nine months ended March 31, 2007 was $1.9 million and $5.5 million, respectively. Interest expense for the quarter and nine months ended March 31, 2006 was $633,000 and $1.6 million, respectively. The increased expense during the quarter ended March 31, 2007 was primarily due to higher average debt balances due to the acquisition of T2 Supply in the first quarter of fiscal year 2007.

Foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange losses for the quarter ended March 31, 2007 were $235,000 and net foreign exchanges gains for the nine months ended March 31, 2007 were $153,000. Net foreign exchange losses for the quarter and nine months ended March 31, 2006 were $32,000 and $80,000, respectively. The change in foreign exchange gains and losses for the quarter and nine months ended March 31, 2007 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

Income tax expense was $5.3 million and $18.7 million for the quarter and nine months ended March 31, 2007, respectively, reflecting an effective income tax rate of 34.6% and 37.4%, respectively. Income tax expense (restated) was $5.2 million and $16.4 million for the quarter and nine months ended March 31, 2006, respectively, reflecting an effective income tax rate of $36.3% and 37.7%, respectively. The change in the effective tax rate is due to the mix of earnings by country, and to the prior year utilization of net operating loss benefits which were fully utilized prior to fiscal year 2007.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarter and nine months ended March 31, 2007, the Company recorded $11,000 and $57,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiary’s net income. For the quarter and nine months ended March 31, 2006, the Company recorded $15,000 and $126,000, net of income tax, respectively, of minority interest expense in the Company’s majority owned subsidiaries’ net income. The decrease in minority interest expense is primarily due to the decreased percentage of minority interest in Netpoint, the Company’s majority-owned subsidiary.

Net Income

The following table summarizes the Company’s net income:

	Period ended March 31,			Percentage	Percentage of Sales March 31,
	2007	2006 (restated) (1)	Difference	Change	2007	2006
		(In thousands)
Quarter	$10,071	$9,006	$1,065	11.8%	2.0%	2.2%
Nine months	$31,323	$26,960	$4,363	16.2%	2.1%	2.2%

(1)	See Note 1A, Notes to Condensed Consolidated Financial Statements

The increase in the amount of net income is attributable to the changes in operations discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash and cash equivalent balance totaled $3.0 million at March 31, 2007 compared to $3.8 million at June 30, 2006. Domestic cash is generally swept on a nightly basis to pay down the Company’s line of credit. The Company’s working capital increased to $365.3 million at March 31, 2007 from $262.2 million at June 30, 2006. The increase in working capital resulted primarily from a $33.6 million increase in the Company’s trade and notes receivable, a $47.3 million increase in inventories, and a $21.5 million decrease in trade accounts payable, financed through an increase in the revolving credit facility. These increases support the worldwide growth of the Company, including the T2 Supply acquisition, and allow for greater customer financing as allowed by our return on invested capital (ROIC) model.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables increased to 61 days at March 31, 2007 compared to 59 days at June 30, 2006. The increase in DSO for the quarter ended March 31, 2007 is a result of longer negotiated terms on larger, strategic deals reflecting the Company’s decision to manage receivables to attain return on invested capital targets. Inventory turnover decreased to 6.2 times in the quarter ended March 31, 2007 from 7.2 times in the quarter ended June 30, 2006 due to higher inventory levels created by the duplication of inventory related to the transition to RoHS compliant products (RoHS is a European Union environmental directive which caused manufacturers to comply with new guidelines effective July 1, 2006. The RoHS Directive bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants).

Cash used in operating activities was $49.2 million for the nine months ended March 31, 2007 compared to $23.0 million of cash provided by operating activities for the nine months ended March 31, 2006. The increase in cash used in operating activities was primarily attributable to the timing of periodic vendor payments (in accordance with such terms).

Cash used in investing activities for the nine months ended March 31, 2007 was $53.1 million. Cash used for business acquisitions totaled $50.6 million, primarily for the acquisition of T2 Supply and for an additional ownership interest in the Company’s majority-owned subsidiary, Netpoint. The Company’s capital expenditures of $2.5 million were primarily for purchases of equipment, software, and furniture.

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

At March 31, 2007 and June 30, 2006, the Company had a multi-currency revolving credit facility with its Bank Group of $150 million and $100 million, respectively, which matures on July 31, 2008. This facility was entered into on July 16, 2004 and has an accordion feature that allows the Company to unilaterally increase the revolving credit line up to a commitment of $150 million. The Company exercised $40 million of its $50 million credit facility accordion during the quarter ended September 30, 2006 and the remaining $10 million during the quarter ended March 31, 2007. This increased the revolving credit facility exercised amount to $150 million. The facility bears interest at either the 30-day LIBOR rate of interest on U.S. dollar borrowings or the 30, 60, 90 or 180-day LIBOR rate of interest on other currency borrowings. The interest rate is the appropriate LIBOR rate plus a rate varying from 0.75% to 1.75% tied to the Company’s funded debt to EBITDA ratio ranging from 0.00:1.00 to 2.50:1.00 and a fixed charge coverage ratio of not less than 1.50:1. The effective weighted average interest rate at March 31, 2007 and June 30, 2006 was 5.73% and 4.38%, respectively. The outstanding borrowings at March 31, 2007 were $112.4 million on a total commitment of $150 million, leaving $37.6 million available for additional borrowings. The outstanding borrowings at June 30, 2006 were $27.6 million on a total commitment of $130 million, leaving $102.4 million available for additional borrowings. The facility is collateralized by domestic assets, primarily accounts receivable and inventory. The agreement contains other restrictive financial covenants, including among other

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

things, total liabilities to tangible net worth ratio, capital expenditure limits, and a prohibition on the payment of dividends. On November 9, 2006, a ninety day waiver was received under the Company’s revolving credit facility with respect to the delivery of certain quarterly information and documentation to the Company’s lenders, to the extent impacted by the review of the Special Committee of the Company’s stock option grant practices and related accounting issues. The waiver was extended on February 14, 2007 and on May 14, 2007. The May 14, 2007 waiver covers information and documentation for three quarters and is effective through June 30, 2007 (or as late as July 31, 2007 under certain conditions). Subject to the waivers noted above, the Company was in compliance with its covenants at March 31, 2007.

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

At March 31, 2007 and June 30, 2006, Netpoint, doing business as ScanSource Latin America, had an asset-based line of credit with a bank that was due on demand and had a borrowing limit of $1 million. The facility was renewed in January 2007, and is scheduled to mature on January 31, 2008. The facility is collateralized by accounts receivable and eligible inventory, and contains a restrictive covenant which requires an average deposit of $50,000 with the bank. The Company has guaranteed 92% and 84% of the balance on the line as of March 31, 2007 and June 30, 2006, respectively, while the remaining balance was guaranteed by Netpoint’s minority shareholder. The facility bears interest at the bank’s prime rate minus one percent. The effective interest rate at March 31, 2007 and June 30, 2006 was 6.86% and 7.25%, respectively. At March 31, 2007 and June 30, 2006, there were no outstanding balances and outstanding standby letters of credit totaled $40,000, leaving $960,000 available for borrowings. The Company was in compliance with its covenants at March 31, 2007.

On July 25, 2006, the Company entered into an agreement with a bank for a $13.0 million unsecured long-term note payable with monthly payments of interest only. At March 31, 2007, the balance of the note was $13.0 million and the effective rate of interest was 5.97%. The note matures in fiscal year 2009.

On August 17, 2006, the Company obtained an overdraft facility with a borrowing limit of €3 million. At March 31, 2007, the balance was €2.3 million or $3.0 million, and the effective rate of interest was 4.62%.

Cash provided by financing activities for the nine months ended March 31, 2007 totaled $101.4 million, including advances of $82.6 million under the Company’s credit facility, $12.8 million in additional long-term debt, a $2.9 million increase in short-term borrowings, $2.1 million in excess tax benefits from share-based payment arrangements, and $970,000 in proceeds from stock option exercises.

Cash used in financing activities for the nine months ended March 31, 2006 totaled $9.1 million, including a $4.5 million decrease in short-term borrowings, $1.9 million in payments on long-term debt and payments of $6.4 million on advances under the Company’s credit facility, offset by $1.4 million in excess tax benefits from share-based payment arrangements, and $2.3 million in proceeds from stock option exercises.

The Company believes that it has sufficient liquidity to meet its forecasted cash requirements for at least the next fiscal year.

Accounting Standards Recently Issued

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company as of the year

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and nine months ended March 31, 2007 would have resulted in an approximately $311,000 and $905,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At March 31, 2007, the Company had currency forward contracts outstanding with a net liability under these contracts of $8,000. At June 30, 2006, the Company had currency forward contracts outstanding with a net liability under these contracts of $25,000.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at March 31, 2007, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded that disclosure controls and procedures were not effective at a reasonable assurance level on March 31, 2007 because of a material weakness in internal control over financial reporting as it relates to stock option granting practices, as described in Management’s Report on Internal Control Over Financial Reporting (Restated) in Item 9A, “Controls and Procedures,” in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

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

•

Conducting a complete review of substantially all stock options granted for the period from 1994 to 2006 – Management performed a detailed review of the facts and circumstances surrounding each option grant made to employees for the period from 1994 to 2006, and believes that all accounting issues were identified and have been appropriately adjusted.

•

Modifying policies and procedures – Specific requirements for documentation of stock option award authorization and details, including timing of grant activities, are now identified in policies and procedures. These policies and procedures include procedures for determining the grant date, the exercise price, the detailed lists of award recipients and other procedures for ensuring that the awards are in accordance with the applicable stock option plan provisions and that the administration and accounting occurs within the appropriate time frame.

•

Changing personnel and responsibilities for authority and oversight – The authority to grant equity awards is now clearly stated as the responsibility of the Compensation Committee of the Board, except that equity awards for newly-hired employees may be delegated to the CEO within appropriate written guidelines. The CFO and General Counsel of the Company have been given responsibility for ensuring compliance with the equity award policies and oversight for documentation and accounting for stock option awards.

•

Clarifying Board procedures for grant approval and documentation – The Compensation Committee of the Board will have regularly scheduled meetings to discuss option awards and will document their meetings in minutes. Equity awards will only be approved at these meetings and will be promptly communicated to the CFO and the General Counsel. The minutes of the meetings will explicitly state the details of the awards including grantees, exercise price, number of shares underlying awards, and vesting schedules.

•	Enhancing stock option administration – An independent third-party specializing in stock option administration is being hired to provide administrative services for the Company’s stock option plans.

The Company initiated the review of stock option grants described above during the fiscal quarter ended December 31, 2006. Thereafter, on April 12, 2007, stock option grant policies were approved by the Board of Directors. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to March 31, 2007, the Company began taking the remaining remediation actions described above, including the establishment of detailed stock option grant procedures.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.1	Amendment dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.

10.2	Waivers dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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