Form 10-K
period 2007-06-30
SCANSOURCE INC
filed 2007-08-29
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 29, 2006 was $767,218,000, as computed by reference to the closing price of such stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 21, 2007
Common Stock, No par value per share	25,863,024 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2007 are incorporated by reference into Part II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	Business.

ScanSource, Inc. (the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; voice, data and converged communications products through its Paracon sales unit; video conferencing and telephony products through its T2 Supply unit; electronic security products, and wireless infrastructure through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit. See Note 12 to the Notes to Consolidated Financial Statements of the Company included in the Annual Report to Shareholders for the fiscal year ended June 30, 2007 for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

North American Distribution Segment

ScanSource Sales Unit

The ScanSource sales unit markets AIDC and POS products which interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management. The bar code family of products is referred to as automatic identification and data capture (AIDC) because it includes all types of portable data collection terminals, wireless products and bar code label printers, in addition to scanners. POS products are those PC-based products that have replaced electronic cash registers in retail and hospitality environments and the peripheral products that attach to them. These peripheral devices include such items as cash drawers, pole displays, signature capture units, display monitors and magnetic strip readers. In addition to these peripheral devices, ScanSource also sells products that attach to the POS network in the store, including kiosks, network access points, routers and digital signage displays.

ScanSource sales unit vendors include most of the leading AIDC and POS manufacturers, including APG, Cherry Electrical, Cognitive Solutions, Cisco, Datalogic, Datamax, Elo, Epson America, Hand Held Products, IBM, Intermec, Ithaca Peripherals, Magtek, Metrologic, Microsoft, MMF Cash Drawer, Motorola, NCR, Pioneer, Posiflex, Sato, and Zebra Technologies.

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

Paracon Sales Unit

The Paracon sales unit markets business communications products – specifically converged communications solutions. Converged communications solutions combine traditional voice technologies with VoIP and data technologies to deliver business communications solutions that combine computers, telecommunications and the Internet. Paracon distributes products such as IP phones, media processing boards and software, gateways and other building block components, from manufacturers including Dialogic, AudioCodes, Envox, Quintum, and Vertical Communications.

T2 Supply Sales Unit

The T2 Supply sales unit, acquired in July 2006, markets video conferencing and telephony products from Polycom, Plantronics, Adtran and AudioCodes. See Note 13 to the Notes to Consolidated Financial Statements of the Company for additional information regarding the acquisition of T2 Supply LLC.

ScanSource Security Distribution Sales Unit

The ScanSource Security Distribution sales unit focuses on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes identification, access control, video surveillance, intrusion-related, and wireless infrastructure products. Manufacturers include Alvarion, Axis, Datacard, DSC, Fargo, HID, Keyscan, Panasonic, Sony, Tropos and Zebra Card.

International Distribution Segment

The Company’s international distribution segment markets AIDC and POS products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource sales unit of the North American distribution segment.

See Item 1A.”Risks Factors” below for a discussion of certain risks relating to the Company’s international operations.

Products and Markets

The Company currently markets over 40,000 products from approximately 150 hardware and software vendors to over 19,000 reseller customers primarily from its central warehouses in Tennessee, Florida, Mexico and Belgium.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as healthcare. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, VoIP systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems. Electronic security products include identification, access control, video surveillance, intrusion-related, and wireless infrastructure products.

See “Management ‘s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007 for a discussion of the amount of the Company’s net sales contributed by product categories.

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

Currently, the technology products wholesale distribution channel is served by both broadline and specialty distributors. The broadline distributors are engaged primarily in conventional order fulfillment and typically offer their reseller customers less support and fewer value-added services than do specialty distributors. The specialty distributors that compete with ScanSource are generally smaller, both in terms of size and geographic area covered.

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

Customers

The Company’s reseller customers currently include over 19,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. No single customer accounted for more than 6% of the Company’s total net sales for fiscal 2007. The Company generally targets two types of reseller customers:

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

Sales and Electronic Commerce

The Company’s 259-member sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Belgium, France, Germany, the United Kingdom, and the Netherlands. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with his assigned customers. The Company also employs business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Central Warehouse and Shipping

The Company’s 367,000 square foot warehouse facility, located near the FedEx hub facility in Memphis, Tennessee, serves all of North America. During fiscal year 2008, this facility will be replaced when the Company relocates to a 600,000 square foot facility in Southaven, Mississippi. See Item 2 “Properties” below for additional information. The Company utilizes a third party warehouse located in Liege, Belgium that serves all of Europe, including the United Kingdom. The Company has additional warehouse facilities in Florida and Mexico, which serve Latin America (including Mexico). The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. The Company’s objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

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

Competition has increased for our sales units in the last four years as broadline and other value added distributors have entered into the specialty technology markets.

Employees

As of June 30, 2007, the Company had 992 employees located in North America, Latin America (including Mexico) and Europe, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource”, “Catalyst Telecom”, “Paracon”, “Partner Services”, “T2 Supply” and “ScanSource Security Distribution”. The Company has been issued registrations for the service marks “ScanSource” and “Catalyst Telecom” in countries in its principal markets. These trademarks and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks and trade names to which reference is made in this report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks and trade names.

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

Matters related to the investigation by the Special Committee, and related activities, as described in more detail in Note 1A to the Notes to Consolidated Financial Statements included in Part II, Item 8 of amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, have to some extent taken management’s time and attention, and could in the future harm the Company’s business, financial condition, results of operations and cash flows.

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

We believe the Form 10-K/A for the fiscal year ended June 30, 2006, and the quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, corrected the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the derivative litigation or through other means. A further revision of our financial statements could result in delays in filing subsequent SEC reports, which could in turn subject the Company to a delisting of its common stock from The NASDAQ Stock Market.

Our success is highly dependent on our relationships with vendors and on product supply and availability.

Our future success is highly dependent on our relationships with vendors. Sales of products from our ten largest vendors accounted for approximately 88% of net sales for fiscal 2007. From time to time, we experience shortages in availability of some products from vendors. Our business is largely dependent upon the terms provided by our vendors. Our vendor agreements generally contain provisions for periodic renewals and for termination by the vendor without cause and typically upon short notice. Some of our vendor agreements require minimum purchase amounts or the maintenance of a representative assortment of the vendor’s full line of products. Such contract provisions could increase our working capital requirements.

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

The growth of our business has required us to hire additional personnel and has increased our working capital requirements. Such growth has resulted in new and increased responsibilities for our management, operating, financial, and technical resources. We may also in the future require additional equity or debt financing to support our increased working capital needs in connection with any expansion of our business. Such financing may not be available on terms that are favorable to us, if at all. Also crucial to our success is our ability to achieve additional economies of scale in order to sustain our operating margins. There can be no assurance that we will be able to attract or retain competent personnel and improve our operational status, obtain adequate working capital or achieve the needed economies of scale. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

We currently distribute products in North America from a single warehouse (with corresponding arrangements for our Latin American and European markets) and manage most of our operations through a single information system based in Greenville, South Carolina. Repair, replacement, or relocation of such centralized functions could be costly or untimely. Although we have business interruption insurance, an uninsurable loss from electrical or telephone failure, fire or other casualty, or other disruption could have a material adverse effect on our business, financial condition, and results of operations. Our use of single warehouses to serve North America, Latin America, and Europe also makes us more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed warehouse sites. Losses in excess of insurance coverage, an uninsurable loss, or changes in freight rates could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success is largely dependent on the skills, experience and efforts of our senior management, particularly including, but not limited to, Michael L. Baur, our Chief Executive Officer. We have obtained a “key person” insurance policy on the life of Mr. Baur in the amount of $10 million. The loss of services of Mr. Baur or one or more members of our senior management team could have a material adverse effect on our business, financial condition, and results of operations.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board, and the SEC, who create and interpret appropriate accounting standards. When new accounting rules are issued, we may need to implement changes to our accounting policies. A change from current accounting standards could have a significant adverse effect on our results of operations.

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

The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property which it sublets. The Company owns a 231,000 square foot portion of the distribution center in Memphis, Tennessee, and leases another 136,000 square foot portion. The Company has entered into a new lease agreement for approximately 600,000 square feet for relocation of the distribution center to Southaven, Mississippi, which is anticipated to occur by October 1, 2007. In connection with the new lease, the Company obtained a “put option” for the purchase of the owned Memphis, Tennessee facility should the Company not sell the facility prior to April 30, 2008.

The Company leases 22,000 square feet of office and distribution center space in Miami, Florida, 11,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Brussels, Belgium, and 1,000 square feet of office space in Eagan, Minnesota. The Company leases approximately 38,000 square feet of third party warehouse space in Liege, Belgium.

The Company has additional sales offices, each of 10,000 square feet or less, in leased facilities in Norcross, Georgia; Williamsville, New York; Bellingham, Washington; Tempe, Arizona; Lenexa, Kansas; Toronto, Canada; Vancouver, Canada; Bad Homburg, Germany; Hull, England; Olivet, France; and Eindhoven, Netherlands, and in it’s owned facility in Crawley, England.

Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

ITEM 3.	Legal Proceedings.

On November 21, 2006, a purported stockholder filed a derivative lawsuit in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, asserting causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. The lawsuit seeks relief in the form of an accounting, rescission, unspecified money damages, disgorgement, attorneys’ fees, fees and expenses and other relief. On April 2, 2007, the Court appointed the plaintiff as lead plaintiff and ordered that any later actions filed in the same court and that relate to the same facts shall be consolidated. Our response, including a motion to dismiss the lawsuit, is currently due on September 10, 2007.

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff. Our response, including a motion to dismiss the lawsuit, is currently due on September 10, 2007. The derivative lawsuits are in a preliminary stage and the Company believes that it is taking appropriate actions regarding both derivative lawsuits.

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

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the sections entitled “Market for the Registrant’s Common Stock and Related Shareholder Matters” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.

ITEM 6.	Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) of this Form 10-K are incorporated herein by reference to the corresponding sections of the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K and related Report of Independent Registered Public Accounting Firm are included in this report on pages F-1 and F-2.

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

Based on this evaluation, which included the findings and recommendations of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded that disclosure controls and procedures were effective at a reasonable assurance level on June 30, 2007, the end of the period covered by this Annual Report on form 10-K.

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

Management’s Report

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report and the report of the Company’s independent registered public accounting firm on internal control over financial reporting are incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007, which is attached as Exhibit 13.1 hereto.

Changes in Internal Control over Financial Reporting

As previously reported in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, filed with the SEC on June 18, 2007, our management concluded that there was a material weakness in our internal control over financial reporting on June 30, 2006, with regard to our accounting for, and disclosure of, share-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date.

In addition to the corrective actions disclosed in our Form 10-K/A for the year ended June 30, 2006, and in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007, each of which was filed on June 18, 2007, management has initiated or completed the following additional corrective actions during the fourth quarter of fiscal 2007:

•

Obtained Board approval of the Equity Award Grant Policy, which establishes formal policies and procedures related to the issuance and accounting for share-based awards. The objective of this policy is to ensure that all share-based awards are documented and accounted for in accordance with U.S. generally accepted accounting principles. Many of these changes were implemented during the fourth quarter of fiscal year 2007.

•

Engaged an independent third-party specializing in stock option administration to provide administrative services for the Company’s stock option plans. Prior to engaging this third party, management determined that the internal controls in place at the service provider were effectively designed and operating effectively to ensure the objectives of the Equity Award Grant Policy could be achieved.

Other than the corrective actions noted above, there has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the close of its fiscal year ended June 30, 2007, a definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Company’s 2007 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2007.

ITEM 11.	Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” and “Compensation Committee Report” in the Company’s 2007 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2007 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2007.

ITEM 13.	Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” and “Directors and Executive Officers of the Registrant” in the Company’s 2007 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2007.

ITEM 14.	Principal Accounting Fees and Services.

Incorporated by reference to the information presented under the heading “Principal Accounting Fees and Services” in the Company’s 2007 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Registered Public Accounting Firm’s Reports are incorporated herein by reference from the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Income Statements for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a)(2)

Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Report of Independent Registered Public Accounting Firm for the years ended June 30, 2007, 2006 and 2005 are presented on pages F-1 and F-2.

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

August 29, 2007

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. FOODY	Chairman of the Board	August 29, 2007
James G. Foody

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director (principal executive officer)	August 29, 2007
Michael L. Baur

/s/ RICHARD P. CLEYS	Vice President and Chief Financial Officer, (principal financial and accounting officer)	August 29, 2007
Richard P. Cleys

/s/ STEVEN R. FISCHER	Director	August 29, 2007
Steven R. Fischer

/s/ MICHAEL J. GRAINGER	Director	August 29, 2007
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 29, 2007
John P. Reilly

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ScanSource, Inc.

We have audited the consolidated financial statements of ScanSource, Inc. as of June 30, 2007 and 2006, and for each of the three years in the period ended June 30, 2007, and have issued our report thereon dated August 27, 2007; such financial statements and report are included in the 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 27, 2007

F-1

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (A)	Recoveries And Other Additions	Balance at End of Period
Valuation account for trade and notes receivable:

Year ended June 30, 2005	$11,693	1,556	(2,974)	699	$10,974

Trade and current note receivable allowance					$10,923

Long-term note allowance					$51

Year ended June 30, 2006	$10,974	2,702	(3,395)	1,244	$11,525

Trade and current note receivable allowance					$11,508

Long-term note allowance					$17

Year ended June 30, 2007	$11,525	8,858	(7,392)	1,629	$14,620

Trade and current note receivable allowance					$13,342

Long-term note allowance					$1,278

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

10.4 †

2002 Long Term Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2006).

10.5 †	Amended and Restated Director’s Equity Compensation Plan. (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement filed October 26, 2006).

10.6 †	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the SEC on January 11, 2005).

10.7 †

Employment Agreement dated as of January 1, 2004 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

10.8 †

Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.9 †

Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.10 †

Employment Agreement dated as of October 13, 2005 between the Registrant and Richard P. Cleys. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

E-1

10.11 †

Employment Agreement dated as of October 13, 2005 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.12 †	Employment Agreement dated as of October 12, 2006 between the Registrant and Jeffery A. Bryson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 17, 2006).

10.13 †

Employment Agreement Addendum dated as of January 1, 2006 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.14 †

Employment Agreement Addendum dated as of March 31, 2006 between the Registrant and Steven H. Owings. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.15*†	Employment Agreement dated as of June 20, 2007 between the Registrant and R. Scott Benbenek.

10.16*†	Employment Agreement dated as of June 20, 2007 between the Registrant and Andrea D. Meade.

10.17 †	Nonqualified Deferred Compensation Plan effective July 1, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.18

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

10.19

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

10.20

Agreement for Purchase and Sale dated as of September 22, 2005 between the Registrant’s wholly owned subsidiary, Logue Court Properties, LLC, and Robert W. Bruce, and Camperdown Company, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.21

Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2006).

10.22

Waivers dated as of November 9, 2006 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006).

10.23

Amendment dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007).

E-2

10.24

Waivers dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007).

10.25*

Third Amendment dated as of April 20, 2007 to its Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks.

10.26*+	Industrial Lease Agreement dated April 27, 2007 between the Registrant and Industrial Developments International, Inc.

10.27*+	Sale Agreement dated April 27, 2007 between the Registrant and Industrial Developments International, Inc.

10.28*

Waivers dated as of May 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.

13.1*	The Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2007.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain information in these exhibits pursuant to a confidential treatment request.

E-3