Form 10-Q
period 2007-09-30
SCANSOURCE INC
filed 2007-11-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ____________________

Commission File Number: 000-26926

SCANSOURCE, INC.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court, Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

(864) 288-2432

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer☒ Accelerated filer ☐ Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, no par value per share	25,868,965 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2007

Cautionary Statements

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2008 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation: the matters related to the investigation by the Special Committee, and related activities, as described in Note 1A to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, the Company’s dependence on vendors, product supply and availability, senior management, centralized functions and third-party shippers; the Company’s ability to compete successfully in a highly competitive market and to manage significant additions in personnel and increases in working capital; the Company’s ability to collect outstanding accounts receivable; the Company’s entry into new product markets in which it has no prior experience; the Company’s susceptibility to quarterly fluctuations in net sales and results of operations; the Company’s ability to manage successfully pricing or stock rotation opportunities associated with inventory value decreases; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; a downturn in the general economy; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the imposition of governmental controls, currency devaluations, export license requirements and restrictions on the export of certain technology; dependence on third party freight forwarders and the third party warehouse in Europe; political instability, trade restrictions and tariff changes; difficulties in staffing and managing international operations; changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation); difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices; the impact of changes in income tax legislation; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of the stock market; and the accuracy of forecast data; changes in accounting standards and other factors described herein and in other reports and documents filed by the Company with the SEC, including Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at the Investor Relations section of our website at www.scansourceinc.com. We provide our annual and quarterly reports free of charge on www.scansourceinc.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We provide a link to all SEC filings where our periodic reports and current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	June 30, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,752	$1,864
Trade and notes receivable:
Trade, less allowance of $14,141 at September 30, 2007 and $13,342 at June 30, 2007	372,293	349,961
Other	8,107	6,755
Inventories	293,173	272,012
Prepaid expenses and other assets	4,584	10,444
Deferred income taxes	13,513	12,102

Total current assets	703,422	653,138

Property and equipment, net	28,332	26,781
Goodwill	29,462	29,361
Other assets, including identifiable intangible assets	30,615	29,168

Total assets	$791,831	$738,448

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share information)

(Continued)

	September 30, 2007	June 30, 2007
Liabilities and Shareholders’ Equity	(unaudited)
Current liabilities:
Current portion of long-term debt	$13,000	$200
Short-term borrowings	2,638	3,490
Trade accounts payable	253,697	256,883
Accrued expenses and other liabilities	31,454	35,254
Income taxes payable	9,650	4,356

Total current liabilities	310,439	300,183
Long-term debt	1,788	17,216
Borrowings under revolving credit facility	131,451	90,314
Other long-term liabilities	6,402	5,475

Total liabilities	450,080	413,188

Minority interest	—	516
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,866,192 and 25,855,724 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	84,866	83,653
Retained earnings	249,188	234,502
Accumulated other comprehensive income	7,697	6,589

Total shareholders’ equity	341,751	324,744

Total liabilities and shareholders’ equity	$791,831	$738,448

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended September 30,
	2007	2006
Net sales	$553,691	$496,230
Cost of goods sold	495,567	444,392

Gross profit	58,124	51,838

Operating expenses:
Selling, general and administrative expenses	32,771	30,320

Operating income	25,353	21,518

Other expense (income):
Interest expense	2,125	1,770
Interest income	(303)	(108)
Other, net	(152)	(436)

Total other expense	1,670	1,226

Income before income taxes and minority interest	23,683	20,292
Provision for income taxes	8,997	7,798

Income before minority interest	14,686	12,494
Minority interest in income of consolidated subsidiaries, net of income tax expense	—	33

Net income	$14,686	$12,461

Per share data:
Net income per common share, basic	$0.57	$0.48

Weighted-average shares outstanding, basic	25,866	25,729

Net income per common share, assuming dilution	$0.56	$0.48

Weighted-average shares outstanding, assuming dilution	26,276	26,213

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Quarter ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$14,686	$12,461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,074	1,394
Amortization of intangible assets	656	448
Allowance for accounts and notes receivable	2,067	2,591
Share-based compensation and restricted stock	929	1,116
Impairment of capitalized software	—	148
Deferred income tax benefit	(1,747)	(2,375)
Excess tax benefits from share-based payment arrangements	(155)	(1,611)
Minority interest in income of subsidiaries	—	33
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	(20,719)	(39,219)
Other receivables	(3,142)	(1,371)
Inventories	(19,433)	1,638
Prepaid expenses and other assets	5,886	99
Other noncurrent assets	(907)	(68)
Trade accounts payable	(4,999)	280
Accrued expenses and other liabilities	(3,624)	(2,763)
Income taxes payable	5,324	1,355

Net cash used in operating activities	(24,104)	(25,844)

Cash flows used in investing activities:
Capital expenditures	(2,594)	(548)
Cash paid for business acquisitions, net of cash acquired	—	(50,569)

Net cash used in investing activities	(2,594)	(51,117)

Cash flows from financing activities:
(Decreases) increases in short-term borrowings, net	(960)	3,747
Advances on revolving credit, net of expenses	39,764	57,671
Exercise of stock options	129	269
Excess tax benefits from share-based payment arrangements	155	1,611
(Repayments) advances of long-term debt borrowings	(2,628)	12,947

Net cash provided by financing activities	36,460	76,245

Effect of exchange rate changes on cash and cash equivalents	126	15

Increase (decrease) in cash and cash equivalents	9,888	(701)
Cash and cash equivalents at beginning of period	1,864	3,831

Cash and cash equivalents at end of period	$11,752	$3,130

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2007 and June 30, 2007, the results of operations for the quarters ended September 30, 2007 and 2006 and the statement of cash flows for the quarters ended September 30, 2007 and 2006. The results of operations for the quarters ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(2)	Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Memphis, Tennessee distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its newly formed ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource sales unit.

(3)	Summary of Significant Accounting Policies and Accounting Standards Recently Issued

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Condensed Consolidated Income Statements. Effective July 1, 2007, the Company owns 100% of Netpoint International, Inc. (“Netpoint”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks prepared but not yet cleared at the Company’s bank of $14.7 million as of September 30, 2007 and $45.7 million as of June 30, 2007 are included in accounts payable.

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

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions reflected in either other assets or other liabilities. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked-to-market with changes in their value recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. To date, the activity and outstanding contracts related to these instruments have not been material.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Product Warranty

The Company’s vendors generally provide a warranty on the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In one product line, the Company offers certain warranty service programs and records a provision for estimated service warranty costs at the time of sale, adjusting periodically to reflect actual experience. To date, neither warranty expense nor the accrual for warranty costs has been material to the Company’s consolidated financial statements. For all other product lines, the Company does not independently provide a warranty on the products it distributes; however, to maintain customer relations, the Company facilitates returns of defective products of the Company’s customers by accepting for exchange, with the Company's prior approval, most defective products within 30 days of invoicing.

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

Goodwill

The Company accounts for recorded goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators exist. See Note 6, “Goodwill and Intangible Assets” for a discussion of the annual goodwill impairment test.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible Assets

Intangible assets consist of customer lists, debt issue costs, trade names, and non-compete agreements. Customer lists are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Debt issue costs are amortized over the term of the credit facility. Trade names are amortized over 10 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets and are shown in detail in Note 6, “Goodwill and Intangible Assets”.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value.

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the quarters ended September 30, 2007 and 2006 was $3.0 million and $2.8 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters ended September 30, 2007 or 2006. Deferred advertising costs at September 30, 2007 and June 30, 2007 were not significant.

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

Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Condensed Consolidated Income Statement. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside of the United States. Effective July 1, 2007 the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 9 for more information on the Company’s adoption of the interpretation.

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

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes net income and foreign currency translation and is presented below:

	Quarter ended
	September 30, 2007	September 30, 2006
	(in thousands)
Net income	$14,686	$12,461
Changes in foreign currency translation adjustment	1,108	104

Comprehensive income	$15,794	$12,565

Foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. At September 30, 2007 and June 30, 2007, accumulated other comprehensive income included in stockholders’ equity totaled $7.7 million and $6.6 million, respectively.

Accounting Standards Recently Issued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

On July 13, 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on July 1, 2007. See Note 9 for more information regarding the Company’s adoption of this Interpretation.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(4)	Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended September 30, 2007:
Income per common share, basic	$14,686	25,866	$0.57

Effect of dilutive stock options	—	410

Income per common share, assuming dilution	$14,686	26,276	$0.56

Quarter ended September 30, 2006:
Income per common share, basic	$12,461	25,729	$0.48

Effect of dilutive stock options	—	484

Income per common share, assuming dilution	$12,461	26,213	$0.48

For the quarters ended September 30, 2007 and 2006, there were 707,000 and 577,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(5)	Short Term Borrowings and Long Term Debt

Short Term Borrowings

	September 30, 2007	June 30, 2007
	(in thousands)
Short-term Borrowings	$2,638	$3,490

The Company has a €3.0 million secured revolving credit facility obtained on August 17, 2006. This facility bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of .75 per annum. The effective interest rate at September 30, 2007 was 5.16% and at June 30, 2007 was 4.86%. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. At September 30, 2007, €1.9 million, or $2.6 million was outstanding under this facility.

Revolving Credit Facilities

	September 30,	June 30,
	2007	2007
	(in thousands)
Revolving credit facility	$131,451	$90,314

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. This revolving credit facility refinances and replaces the Company’s previous

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$180 million multi-currency revolving credit facility. The new facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2007 was 0.625% for LIBOR-based loans and 0.00% for prime rate-based loans. The new agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of September 30, 2007.

The effective weighted average interest rate for the Company’s revolving line of credit facility as of September 30, 2007 was 5.68% and at June 30, 2007 was 6.41%. The outstanding borrowings at September 30, 2007 were $131.5 million on a total commitment of $250 million, leaving $118.5 million available for additional borrowings.

Long-Term Debt

	September 30, 2007	June 30, 2007
	(in thousands)
Industrial Development Revenue Bond, quarterly payments of interest only; variable interest rate of 6.57% at September 30, 2007 and maturing in fiscal 2032	$1,788	—
Unsecured note payable to a bank, monthly payments of interest only; variable interest rate of 6.32% and 5.97% at September 30, 2007 and June 30, 2007; maturing in fiscal 2009	13,000	$13,000
Note payable to a bank, secured by distribution center land and building; extinguished on September 28, 2007	—	4,416

	14,788	17,416
Less current potion	13,000	200

Long term portion	$1,788	$17,216

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of .85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemptions of the bond. The Company receives advances on this bond on an as-needed basis to pay the ongoing costs of the project, not to exceed $6 million.

The $13 million unsecured note payable was entered into on July 25, 2006, and includes a requirement that the Company not encumber its headquarters’ property except as permitted by the lender. This note matures on July 31, 2008, and has been reclassified to current as of September 30, 2007. The Company is in negotiations to refinance this note payable.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(6) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal year 2007, no impairment charge related to goodwill was recorded.

Effective July 1, 2007, the Company owns 100% of Netpoint. The Company is currently finalizing the purchase price for the outstanding 8% of Netpoint, and anticipates payment will be made during the next quarter.

Changes in the carrying amount of goodwill for the quarter ended September 30, 2007, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2007	$20,081	$9,280	$29,361
Fluctuations in foreign currencies	—	101	101

Balance as of September 30, 2007	$20,081	$9,381	$29,462

Included within other assets are identifiable intangible assets as follows:

	As of September 30, 2007			As of June 30, 2007
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists	$18,338	$1,838	$16,500	$18,338	$1,538	$16,800
Debt issue costs	745	1	744	606	420	186
Trade names	818	102	716	818	82	736
Non-compete agreements	1,785	744	1,041	1,785	595	1,190

Total	$21,686	$2,685	$19,001	$21,547	$2,635	$18,912

During the current quarter, the Company incurred approximately $0.7 million of debt issuance costs associated with refinancing activities. Approximately $0.2 million of unamortized debt issuance costs were written off in connection with the extinguishment of the previous revolving credit facility.

The weighted average amortization period for all intangible assets was approximately fourteen years for the quarter ended September 30, 2007 and thirteen years for the fiscal year ended June 30, 2007. Amortization expense for the quarters ended September 30, 2007 and 2006 was $0.7 million and $0.5 million, respectively. Amortization expense for the remainder of fiscal year 2008 and for fiscal years 2009, 2010, 2011, 2012 and thereafter is estimated to be approximately $1.5 million, $2.0 million, $1.4 million, $1.4 million, $1.4 million, and $11.2 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(7)	Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 3.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the newly formed ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarters ended September 30, 2007 and 2006, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the quarters ended September 30, 2007 and 2006, respectively.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected financial information of each business segment are presented below:

	Quarter ended September 30,
	2007	2006
	(in thousands)
Sales:
North American distribution	$471,972	$434,002
International distribution	89,964	68,235
Less intersegment sales	(8,245)	(6,007)

	$553,691	$496,230

Depreciation and amortization:
North American distribution	$1,536	$1,675
International distribution	194	167

	$1,730	$1,842

Operating income:
North American distribution	$22,114	$19,277
International distribution	3,239	2,241

	$25,353	$21,518

Assets:
North American distribution	$677,781	$586,314
International distribution	114,050	118,472

	$791,831	$704,786

Capital expenditures:
North American distribution	$2,475	$415
International distribution	119	133

	$2,594	$548

(8)	Commitments and Contingencies

On November 21, 2006, a purported stockholder filed a derivative lawsuit in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, asserting causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. The lawsuit seeks relief in the form of an accounting, recission, unspecified money damages, disgorgement, attorneys’ fees, fees and expenses and other relief. On April 2, 2007, the Court appointed the plaintiff as lead plaintiff and ordered that any later actions filed in the same court and that related to the same facts shall be consolidated.

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff.

On November 27, 2006 and April 13, 2007, the Company provided notice to its insurance carrier of these actions. The Company’s insurance carrier, subject to a reservation of rights, provided a preliminary position on the coverage of these derivative claims in which the carrier indicated that these lawsuit allegations appear to constitute a claim within coverage of the Company’s insurance policy. The carrier continues to assess coverage of these matters.

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company continues to provide voluntary information to the SEC and the Department of Justice in connection with this matter.

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

(9)	Income Taxes

Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 did not have a material impact on the Company’s financial statements. As of the adoption date, the Company had gross unrecognized tax benefits of $1.6 million, $1.1 million of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004. The U.S. federal income tax returns for fiscal years 2003, 2004, 2005, and 2006 are currently under examination by the taxing authorities.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had approximately $464,000 accrued for interest and penalties, of which $9,000 was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following tables summarize the Company’s net sales results (net of inter-segment sales):

	Quarter ended September 30,			Percentage Change
	2007	2006	Difference
	(In thousands)
North American distribution	$463,727	$427,995	$35,732	8.3%
International distribution	89,964	68,235	21,729	31.8%

Net sales	$553,691	$496,230	$57,461	11.6%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from the Company’s Memphis, Tennessee distribution center. Sales to technology resellers in Canada account for less than 5% of total net sales for the quarters ended September 30, 2007 and 2006. The 8.3% or $35.7 million increase in North American distribution sales for the quarter ended September 30, 2007, as compared to the same period in the prior year, was due primarily to continued strong performance in the AIDC and POS and communications product divisions.

Sales of the AIDC, POS, and security product categories for the North America distribution segment increased 10.4% as compared to the prior year quarter. A portion of this increase relates to higher sales associated with new product lines within this division. In addition, the Company’s AIDC product lines continue to generate strong sales on a comparative basis.

Sales of communications products increased 6.3% as compared to the prior year quarter. This increase is largely due to higher sales within our Catalyst Telecom and T2 Supply divisions. Catalyst Telecom sales increased due to incentives offered by certain vendors to our value added resellers in the current quarter. In addition, several other key vendors within this division also experienced year over year growth. Sales in our T2 Supply division also increased over the comparative prior year period since our acquisition of this business on July 3, 2006.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource selling unit. Sales for the overall international segment increased 31.8% or $21.7 million for the quarter ended September 30, 2007 as compared to the prior year quarter. The increase in sales was primarily attributable to a gain in market share in Europe and Latin America. Without the foreign exchange fluctuations, the increase in sales for the quarter ended September 30, 2007 would have been $16.6 million or 24.4%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

The following tables summarize the Company’s gross profit:

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2007	2006	Difference		2007	2006
	(In thousands)
North American distribution	$47,765	$43,403	$4,362	10.0%	10.3%	10.1%
International distribution	10,359	8,435	1,924	22.8%	11.5%	12.4%

Gross profit	$58,124	$51,838	$6,286	12.1%	10.5%	10.4%

North American Distribution

Gross profit for the North American distribution segment increased 10.0% or $4.4 million for the quarter ended September 30, 2007 as compared to the prior year quarter largely due to increased sales volume in all product categories. Gross profit as a percentage of net sales for the North American distribution segment increased slightly compared to the same periods in the prior year primarily due to a favorable customer mix and overachievement of certain vendor programs.

International Distribution

Gross profit for the international distribution segment increased 22.8% or $1.9 million for the quarter ended September 30, 2007 as compared to the same period in the prior year. The increase was primarily due to increased distribution sales volume.

Gross profit, as a percentage of net sales, which is typically greater than the North American Distribution segment, decreased for the quarter ended September 30, 2007 as compared to the same period in the prior year due primarily to short term competitive pressures in pricing.

Operating Expenses

The following table summarizes the Company’s operating expenses:

	Period ended September 30,			Percentage Change	Percentage of Sales September 30,
	2007	2006	Difference		2007	2006
	(In thousands)
Operating expenses	$32,771	$30,320	$2,451	8.1%	5.9%	6.1%

For the quarter ended September 30, 2007, operating expenses increased by 8.1% or $2.5 million compared to the same period in the prior year. Approximately $1.9 million of this increase is due to higher salary and benefits expenditures due to increases in headcount, while another $0.6 million of this increase relates to incremental marketing expenditures. The Company also incurred approximately $0.5 million of incremental expenditures related to legal fees associated with the Company’s stock option investigation and remediation activities. These increases were offset by decreases in various other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

The following table summarizes the Company’s operating income:

	Period ended September 30,			Percentage Change	Percentage of Sales September 30,
	2007	2006	Difference		2007	2006
	(In thousands)
Operating income	$25,353	$21,518	$3,835	17.8%	4.6%	4.3%

Operating income increased 17.8% or $3.8 million for the quarter ended September 30, 2007 as compared to the same period in the prior year. The increase was a result of increased gross profit on higher sales volume and slightly higher gross profit margin percentages as discussed above, somewhat offset by increased operating expenses. Operating income as a percentage of net sales increased slightly compared to the same period in the prior year, as noted per the gross profit and operating expense discussion above.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income):

	Quarter ended September 30,			Percentage Change	Percentage of Sales September 30,
	2007	2006	Difference		2007	2006
	(In thousands)
Interest expense	$2,125	$1,770	$355	20.1%	0.4%	0.4%
Interest income	(303)	(108)	(195)	180.6%	-0.1%	0.0%
Net foreign exchange (gains) losses	(52)	(345)	293	-84.9%	0.0%	-0.1%
Other, net	(100)	(91)	(9)	9.9%	0.0%	0.0%

Total other expense (income)	$1,670	$1,226	$444	36.2%	0.3%	0.2%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarters ended September 30, 2007 and 2006 was $2.1 million and $1.8 million, respectively. The increased expense during the quarter ended September 30, 2007 was primarily due to higher average debt balances attributable to increased borrowings to finance the Company’s capital expenditures and working capital. Working capital was increased to fund the Company’s continued sales growth.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange gains for the quarter ended September 30, 2007 and 2006 were $52,000 and $345,000, respectively. The change in foreign exchange gains for the quarter ended September 30, 2007 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $9.0 million and $7.8 million for the quarters ended September 30, 2007 and 2006, respectively, reflecting an effective income tax rate of 38.0% and 38.4%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. For the quarter ended September 30, 2006, the Company recorded net expense of $33,000 related to minority ownership in Netpoint. As of July 1, 2007, the Company owns 100% of this subsidiary.

Net Income

The following table summarizes the Company’s net income:

	Period ended September 30,			Percentage Change	Percentage of Sales September 30,
	2007	2006	Difference		2007	2006
	(In thousands)
Net Income	$14,686	$12,461	$2,225	17.9%	2.7%	2.5%

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

The Company’s cash and cash equivalent balance totaled $11.8 million at September 30, 2007 compared to $1.9 million at June 30, 2007. The Company’s working capital increased to $393 million at September 30, 2007 from $353 million at June 30, 2007. The increase in working capital resulted primarily from a $9.9 million increase in cash and cash equivalents, a $22.3 million increase in the Company’s trade and notes receivable, and a $21.2 million increase in inventories. These increases continue to support the worldwide growth of the Company and allow for greater customer financing as allowed by our return on invested capital (ROIC) model.

The increase in the amount of trade accounts receivable is attributable to an increase in sales during the quarter. The number of days sales outstanding (DSO) in ending trade receivables increased to 61 days at September 30, 2007 from 60 days at June 30, 2007.

Vendor payable days decreased to 46 days for the quarter ended September 30, 2007 compared to 55 days from the prior year quarter in September 2006. Vendor payable days can be temporarily higher or lower due to the normal timing as to when the last day of a quarter ends relative to the bi-monthly payments we make to vendors.

Inventory turnover increased to 7.0 times for the twelve month period ended September 30, 2007 from 6.7 times for the fiscal year ended June 30, 2007. This increase is largely attributable to increased sales during the first quarter of fiscal 2008.

Cash used in operating activities was $24.1 million for the quarter ended September 30, 2007, compared to $25.8 million of cash used in operating activities for the quarter ended September 30, 2006.

Cash used in investing activities for the quarter ended September 30, 2007 was $2.6 million, compared to $51.1 million used in the comparative prior year quarter. The Company’s capital expenditures in the current quarter of $2.6 million were primarily purchases of equipment, software, and furniture related to the Company’s new distribution facility located in Southaven, Mississippi. In the prior year quarter the Company acquired T2 Supply, LLC for $50.6 million.

Cash provided by financing activities was $36.5 million for the quarter ended September 30, 2007 compared to $76.2 million for the quarter ended September 30, 2006. The cash provided in the current year is primarily related to increased borrowings on the Company’s revolving line of credit facility to finance the Company’s operating activities. The decrease from the prior year largely reflects the borrowings incurred to finance the acquisition of T2 Supply in the quarter ended September 30, 2006, as discussed previously.

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. This revolving credit facility refinances and replaces the Company’s previous $180 million multi-currency revolving credit facility. The new facility is guaranteed by the Company and some of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2007 was 0.625% for LIBOR-based loans and 0.00% for prime rate-based loans. The new agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of September 30, 2007.

The effective weighted average interest rate on the Company’s revolving credit facility as of September 30, 2007 was 5.68% and as of June 30, 2007 was 6.41%. The outstanding borrowings at September 30, 2007 were $131.5 million on a total commitment of $250 million, leaving $118.5 million available for additional borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of .85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemptions of the bond. The Company receives advances on this loan on an as needed basis to pay the ongoing costs of the project, not to exceed $6 million.

On August 17, 2006, the Company obtained a secured revolving credit facility with a borrowing limit of €3.0 million. At September 30, 2007, the balance was €1.9 million or $2.6 million, and the effective rate of interest was 5.16%.

On July 25, 2006, the Company entered into an agreement with a bank for a $13.0 million unsecured long-term note payable with monthly payments of interest only. At September 30, 2007, the balance of the note was $13.0 million and the effective rate of interest was 6.32%. The note matures in July 2008. The Company is currently in negotiations to refinance this note payable.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was required to be adopted by the Company beginning July 1, 2008. As discussed in the Company’s Notes to the Condensed Consolidated Financial Statements, the adoption of FIN 48 did not have a material impact.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter ended September 30, 2007 would have resulted in an approximately $323,000 increase or decrease, respectively, in pre-tax income. The Company does not currently use derivative instruments or take other actions to adjust the Company’s interest rate risk profile, but may do so in the future.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. In the normal course of business, foreign exchange risk is managed by using foreign currency forward contracts to hedge these exposures, as well as balance sheet netting of exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At September 30, 2007, the Company’s currency forward contracts outstanding were immaterial. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2007. During the first quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, a purported stockholder filed a derivative lawsuit in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, asserting causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. The lawsuit seeks relief in the form of an accounting, recission, unspecified money damages, disgorgement, attorneys’ fees, fees and expenses and other relief. On April 2, 2007, the Court appointed the plaintiff as lead plaintiff and ordered that any later actions filed in the same court and that related to the same facts shall be consolidated.

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff.

On November 27, 2006 and April 13, 2007, the Company provided notice to its insurance carrier of these actions. The Company’s insurance carrier, subject to a reservation of rights, provided a preliminary position on the coverage of these derivative claims in which the carrier indicated that these lawsuit allegations appear to constitute a claim within coverage of the Company’s insurance policy. The carrier continues to assess coverage of these matters.

The Company continues to provide voluntary information to the SEC and the Department of Justice in connection with this matter.

The Company and its subsidiaries are, from time to time, parties to other lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2007, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

Item 5. Other Information

On November 6, 2007, the Special Committee of the Board of Directors of ScanSource, Inc. (the “Company”) approved, and the Board of Directors and Compensation Committee of the Board acknowledged and accepted, certain remedial actions with respect to certain current and former executive officers and directors of the Company (the “Remedial Actions”) resulting from the investigation recently undertaken by the Special Committee and subsequent accounting analysis based on the Special Committee’s findings with respect to the Company’s stock option grant practices.

The Remedial Actions reflect the voluntary offer of appropriate remediation of financial benefits received by such individuals from the options-related issues identified by the Special Committee’s investigation and consist of the following:

Mr. Michael L. Baur and Mr. Steven H. Owings each offered, with respect to options for which the Company had adjusted the measurement date as a result of the Special Committee’s findings and subsequent accounting analysis:

(a) for each option which they have already exercised, to pay to the Company, before the end of the Company’s current fiscal year, (1) an amount equal to the difference between the exercise price paid upon the exercise of the option and the market price of the shares on the new measurement date ($202,805.59 for Mr. Baur and $260,167.09 for Mr. Owings) and (2) all amounts to be paid by the Company to the Internal Revenue Service, including penalties and interest, with respect to amounts required to be withheld because certain options previously treated as incentive stock options will be treated as non-qualified options (estimated as of November 1, 2007 to be $238,225.90 for Mr. Baur and $131,458.93 for Mr. Owings), as such amounts may be finally determined by the Company, and

(b) for options they have not yet exercised, to increase the exercise price of each option to the market price of the shares on the new measurement date, such amounts and prices having been previously determined by the Company.

Mr. Jeffery A. Bryson offered, with respect to options which he had exercised and for which the Company had adjusted the measurement date, to pay to the Company an amount equal to the difference between the exercise price paid upon the exercise of the option and the market price of the shares on the new measurement date, such amount being $273,966.12, as previously determined by the Company.

Mr. Steven R. Fischer and Mr. James G. Foody offered, with respect to each option they had exercised and for which the Company had adjusted the measurement date, to pay to the Company, before the end of the current fiscal quarter, an amount equal to the difference between the exercise price paid upon the exercise of the option and the market price of the shares on the new measurement date ($6,850.00 for each of Mr. Fischer and Mr. Foody).

The Special Committee determined, with respect to Mr. Robert S. McLain and Mr. Richard P. Cleys, that these officers will not be required to make any payments to the Company with respect to options that they have exercised. The Board and the Compensation Committee also determined with respect to Mr. McLain and Mr. Cleys, consistent with the Special Committee’s recommendation, to (i) increase the exercise prices of each of their respective options granted in calendar years 2003-2006 to the closing market price for the Common Stock on the date determined to be the date of grant of such options, (ii) provide each of them a cash bonus in 2008 in an amount calculated to equal the aggregate difference in the original exercise prices for the such options and their adjusted exercise prices, and (iii) pay to each of them additional amounts to make them whole with respect to any penalty incurred by them under Section 409A of the Internal Revenue Code of 1986, as amended, with respect to such options (including in future periods), and directs the officers of the Company to execute and deliver all such documents as they determine to be necessary or appropriate to effect such actions (and in the case of (ii) above, an additional gross up for Medicare tax obligations arising from such payment, and (iii) above, additional “gross up” amounts that will be paid to reimburse each of them for federal and state income and Medicare tax obligations arising from such payments).

Also, on November 6, 2007, the Board and Compensation Committee approved, and the Company entered into, agreements with Mr. Scott Benbenek and Ms. Andrea Meade to increase the exercise prices of each of their outstanding stock options determined in connection with the foregoing Special Committee investigation to be discounted options for purposes of Section 409A of the Internal Revenue Code of 1986, as amended. As adjusted, the exercise price for each such option will be the closing market price for the Common Stock on the date determined to be the date of grant. Also in connection with such repricing, each of Mr. Benbenek and Ms. Meade will receive, respectively, a cash bonus in 2008 in an amount calculated to equal the aggregate difference in the originally stated exercise prices for such options and their adjusted exercise prices plus an amount for Medicare ($63,771.47 for Mr. Benbenek and $38,043.75 for Ms. Meade) (and an additional “gross up” amount to reimburse each of them for Medicare tax obligations arising from such payment). Neither Mr. Benbenek nor Ms. Meade was an executive officer at the time of grant of any such options.

Item 6. Exhibits

Exhibits

10.1	Credit Agreement dated as of September 28, 2007, among ScanSource, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto and, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank, Wachovia Bank, N.A. as Syndication Agent, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2007).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ MICHAEL L. BAUR
MICHAEL L. BAUR Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD P. CLEYS
RICHARD P. CLEYS Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2007