Form 10-Q
period 2007-12-31
SCANSOURCE INC
filed 2008-02-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended December 31, 2007

Commission File Number: 000-26926

ScanSource, Inc.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court

Greenville, South Carolina, 29615

(Address of principal executive offices)

(864) 288-2432

(Registrant’s telephone number, including area code)

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2008
Common Stock, no par value per share	25,947,402 shares

SCANSOURCE, INC.

Cautionary Statement

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	December 31, 2007	June 30, 2007 *
Assets
Current assets:
Cash and cash equivalents	$3,650	$1,864
Trade and notes receivable:
Trade, less allowance of $14,856 at December 31, 2007 and $13,342 at June 30, 2007	349,281	349,961
Other	10,526	6,755
Inventories	336,107	272,012
Prepaid expenses and other assets	9,983	10,444
Deferred income taxes	13,700	12,102

Total current assets	723,247	653,138

Property and equipment, net	22,832	26,781
Goodwill	29,310	29,361
Other assets, including identifiable intangible assets	30,370	29,168

Total assets	$805,759	$738,448

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$200
Short-term borrowings	1,973	3,490
Trade accounts payable	345,241	256,883
Accrued expenses and other liabilities	33,860	35,254
Income taxes payable	8,202	4,356

Total current liabilities	389,276	300,183

Long-term debt	3,888	17,216
Borrowings under revolving credit facility	45,277	90,314
Other long-term liabilities	7,182	5,475

Total liabilities	445,623	413,188

Minority interest	—	516

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,937,402 and 25,855,724 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	87,796	83,653
Retained earnings	264,639	234,502
Accumulated other comprehensive income	7,701	6,589

Total shareholders’ equity	360,136	324,744

Total liabilities and shareholders’ equity	$805,759	$738,448

*	Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net sales	$553,344	$473,734	$1,107,035	$969,963
Cost of goods sold	494,167	420,957	989,734	865,348

Gross profit	59,177	52,777	117,301	104,615

Operating expenses:
Selling, general and administrative expenses	33,743	36,899	66,514	67,219

Operating income	25,434	15,878	50,787	37,396

Other expense (income):
Interest expense	1,274	1,754	3,399	3,525
Interest income	(404)	(174)	(707)	(282)
Other income	(251)	(126)	(403)	(562)

Other expense, net	619	1,454	2,289	2,681

Income before income taxes and minority interest	24,815	14,424	48,498	34,715
Provision for income taxes	9,365	5,620	18,361	13,417

Income before minority interest	15,450	8,804	30,137	21,298
Minority interest in income of consolidated subsidiaries, net of income taxes	—	13	—	46

Net income	$15,450	$8,791	$30,137	$21,252

Per share data:
Net income per common share, basic	$0.60	$0.34	$1.16	$0.83

Weighted-average shares outstanding, basic	25,899	25,749	25,883	25,739

Net income per common share, diluted	$0.59	$0.34	$1.15	$0.81

Weighted-average shares outstanding, diluted	26,330	26,236	26,293	26,225

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2007	25,855,724	$83,653	$234,502	$6,589	$324,744

Comprehensive Income:
Net income	—	—	14,687	—	14,687
Foreign currency translation adjustment	—	—		1,108	1,108

Total comprehensive income					15,795

Exercise of stock options	10,468	129	—	—	129
Share based compensation	—	929	—	—	929
Tax benefit of deductible compensation arising from exercise of stock options	—	155	—	—	155

Balance at September 30, 2007	25,866,192	$84,866	$249,189	$7,697	$341,752

Comprehensive Income:
Net income	—	—	15,450	—	15,450
Foreign currency translation adjustment	—	—	—	4	4

Total comprehensive income					15,454

Exercise of stock options	71,210	1,342	—	—	1,342
Share based compensation	—	1,175	—	—	1,175
Tax benefit of deductible compensation arising from exercise of stock options	—	55	—	—	55
Consideration received from certain officers related to remediation activities (see Note 5)	—	751	—	—	751
Reclassification of additional-paid-in-capital related to remediation activities (see Note 5)	—	(393)	—	—	(393)

Balance at December 31, 2007	25,937,402	$87,796	$264,639	$7,701	$360,136

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$30,137	$21,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,360	2,677
Amortization of intangible assets	1,266	896
Allowance for accounts and notes receivable	2,522	4,969
Share-based compensation and restricted stock	2,767	2,086
Asset impairment	202	148
Deferred income tax benefit	(1,685)	(2,374)
Excess tax benefits from share-based payment arrangements	(210)	(2,105)
Minority interest in income of subsidiaries	—	46
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	3,838	(10,349)
Other receivables	(8,200)	(3,236)
Inventories	(61,396)	(24,773)
Prepaid expenses and other assets	6,777	(144)
Other noncurrent assets	(1,331)	(583)
Trade accounts payable	85,447	14,014
Accrued expenses and other liabilities	(1,321)	2,447
Income taxes payable	3,570	(346)

Net cash provided by operating activities	64,743	4,625

Cash flows used in investing activities:
Capital expenditures	(4,939)	(1,959)
Cash paid for business acquisitions, net of cash acquired	—	(50,585)

Net cash used in investing activities	(4,939)	(52,544)

Cash flows from financing activities:
(Decreases) increases in short-term borrowings, net	(1,649)	2,980
(Payments) advances on revolving credit, net of expenses	(45,217)	28,386
Exercise of stock options & Section 16 remediation	1,890	429
Repurchase of common stock	—	(39)
Excess tax benefits from share-based payment arrangements	210	2,105
(Repayments) advances of long-term debt borrowings	(13,528)	12,894

Net cash (used in) provided by financing activities	(58,294)	46,755

Effect of exchange rate changes on cash and cash equivalents	276	63

Increase (decrease) in cash and cash equivalents	1,786	(1,101)
Cash and cash equivalents at beginning of period	1,864	3,831

Cash and cash equivalents at end of period	$3,650	$2,730

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2007 and June 30, 2007, the results of operations for the quarter and six month periods ended December 31, 2007 and 2006 and the statement of cash flows for the six month periods ended December 31, 2007 and 2006. The results of operations for the quarters and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource Latin American and European sales units.

(3) Summary of Significant Accounting Policies and Accounting Standards Recently Issued

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Condensed Consolidated Income Statements. Effective July 1, 2007, the Company owns 100% of Netpoint International, Inc. (“Netpoint”).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released but not yet cleared at the Company’s bank of $72.3 million as of December 31, 2007 and $45.7 million as of June 30, 2007 are included in accounts payable.

Derivative Financial Instruments

The Company uses derivative instruments to manage certain exposures to foreign currency. The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. Dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments or multi-currency borrowings. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items. The Company currently does not use derivative financial instruments for trading or speculative purposes.

Derivative financial instruments related to foreign currency exposure are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions reflected in either other assets or other liabilities. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked-to-market with changes in their value recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. To date, the activity and outstanding contracts related to these instruments have not been material.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that the Company uses their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) requires that the portion of these vendor funds in excess of our costs to be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

The Company records unrestricted volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the Condensed Consolidated Balance Sheets. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of goods sold when the related inventory is sold. EITF 02-16 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Product Warranty

The Company’s vendors generally provide a warranty on the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In one product line, the Company offers certain warranty service programs and records a provision for estimated service warranty costs at the time of sale, adjusting periodically to reflect actual experience. To date, neither warranty expense nor the accrual for warranty costs has been material to the Company’s condensed consolidated financial statements. For all other product lines, the Company does not independently provide a warranty on the products it distributes; however, to maintain customer relations, the Company facilitates returns of defective products of the Company’s customers by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.

Property and Equipment, and Other Assets (except Other Identifiable Intangible Assets)

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, equipment and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Goodwill

The Company accounts for recorded goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators exist. See Note 8, “Goodwill and Intangible Assets” for a discussion of the annual goodwill impairment test.

Intangible Assets

Intangible assets consist of customer lists, debt issue costs, trade names, and non-compete agreements. Customer lists are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Debt issue costs are amortized over the term of the credit facility. Trade names are amortized over their estimated useful lives, which ranges from 2 to 10 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets and are shown in detail in Note 8, “Goodwill and Intangible Assets”.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. See Note 7 for more information regarding impairment activities in the quarter ended December 31, 2007.

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Net shipping revenues for the quarters and six months ended December 31, 2007 and 2006 were not material.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters ended December 31, 2007 or 2006. Deferred advertising costs at December 31, 2007 and June 30, 2007 were not significant.

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

Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside of the United States. Effective July 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 11 for more information on the Company’s adoption of the interpretation.

Share-Based Payment

The Company accounts for share-based compensation using the provisions of FASB Statement No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes net income and foreign currency translation and is presented below:

	(in thousands)
	Quarter ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net Income	$15,450	$8,791	$30,137	$21,252
Changes in foreign currency translation adjustment	4	1,147	1,112	1,252

Comprehensive income	$15,454	$9,938	$31,249	$22,504

Foreign currency translation gains or losses are not tax-effected because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested. At December 31, 2007 and June 30, 2007, accumulated other comprehensive income included in stockholders’ equity totaled $7.7 million and $6.6 million, respectively.

Accounting Standards Recently Issued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended December 31, 2007:
Income per common share, basic	$15,450	25,899	$0.60

Effect of dilutive stock options	—	431

Income per common share, diluted	$15,450	26,330	$0.59

Six months ended December 31, 2007:
Income per common share, basic	$30,137	25,883	$1.16

Effect of dilutive stock options	—	410

Income per common share, diluted	$30,137	26,293	$1.15

Quarter ended December 31, 2006
Income per common share, basic	$8,791	25,749	$0.34

Effect of dilutive stock options	—	487

Income per common share, diluted	$8,791	26,236	$0.34

Six months ended December 31, 2006
Income per common share, basic	$21,252	25,739	$0.83

Effect of dilutive stock options	—	486

Income per common share, diluted	$21,252	26,225	$0.81

For the quarter and six month period ended December 31, 2007, there were 355,092 and 683,790 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the quarter and six month period ended December 31, 2006, there were 299,000 and 541,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Share Based Payments

Restricted Stock

In accordance with the Amended and Restated 2003 Directors Equity Compensation Plan, on December 7, 2007, the day after our 2007 Annual Meeting of Shareholders, each of our 4 non-employee directors received 2,200 shares of restricted stock. Shares granted under this plan vest, in full, six months after the date of grant. Restricted stock may not be transferred or sold until it is has vested.

Stock Options

On December 7, 2007, the Company granted 351,165 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. The weighted average fair value per option for options granted on this date was $13.25. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the quarter were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Income Statements.

The Company used the following weighted average assumptions for the stock options granted on December 7, 2007:

Expected term	4.61 years
Expected volatility	38%
Risk-free interest rate	3.40%
Dividend yield	0.00%

The weighted average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends and behaviors of certain groups and individuals receiving these awards. The expected volatility is predominately based on the historical volatility of our common stock for a period approximating the expected life. The risk-free interest rate was based on published U.S. Treasury spot rates in effect at the time of grant with terms approximating the expected life of the option. The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments.

Review of Stock Option Granting Practices and Related Accounting

On October 6, 2006, the Company announced that its Board of Directors had established a Special Committee of independent directors to conduct a review of the Company’s stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. On January 19, 2007, the Special Committee reported to the Board of Directors regarding its findings, including that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differed from the dates previously recorded by the Company for financial accounting and tax purposes. As a result of the Special Committee’s finding, the Company restated its historical financial statements to, among other things, record charges for stock-based compensation expense related to certain option grants and to account for the tax-related consequences resulting in a cumulative after tax adjustment to reduce net income over the period 1995 to 2006 by $5.3 million. On June 18, 2007, the Company filed an Amendment No. 1 to its annual report on Form 10-K/A for the year ended June 30, 2006 to reflect the impact of the restatement on its historical financial statements.

Remediation Plan Related to Review of Stock Option Granting Practices and Related Accounting

In connection with the review of the Company’s stock option granting practices, the Special Committee recommended a remediation plan to the Board of Directors to address the issues raised by its findings. Those recommendations, which were adopted by the Board of Directors, included a series of improvements with respect to the Company’s stock option grant practice. On November 6, 2007, the Board of Directors acknowledged and accepted, certain remedial actions with respect to certain current and former executive officers and directors of the Company resulting from the investigation undertaken by the Special Committee. These remedial actions reflect the voluntary offer of appropriate remediation of financial benefits received by such individuals from the option related issues identified by the Special Committee’s investigation.

These remedial actions included, among other things, the elimination of any excess benefit received by these officers and directors from options having been granted to them with exercise prices below the fair market value of the Company’s common stock on the legal grant date, as determined by the Special Committee. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the option holder. On December 7, 2007, the Company conducted a tender offer through which these individuals amended the exercise prices of options to purchase an aggregate of 580,754 shares, thereby eliminating an aggregate excess benefit of approximately $1.1 million. Since the fair value of the amended awards was less than the fair value of the original awards, there was no incremental compensation expense recorded in connection with this modification, in accordance with SFAS 123R.

For options that had already been exercised, remediation was accomplished by individuals compensating the Company for the amount of excess benefit received upon exercise. The total amount expected to be received by the Company from these individuals is $0.8 million, which was recorded as an increase to additional paid-in-capital in the current quarter. $0.3 million of this balance was received prior to December 31, 2007.

For more information concerning financial remediation by certain current and former officers and directors of the Company, by individual, see the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

Tax Consequences under Internal Revenue Code Section 409A

As a result of the review of the Company’s stock option granting practices, the Company determined that a number of stock options were granted with exercise prices below the quoted market price of the Company’s common stock on the date of the revised grant. Under Section 409A of the Internal Revenue Code (Section 409A), part of recently enacted tax legislation, options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 are subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate the Company’s non-executive employees who previously exercised affected options and already incurred taxes and penalties, the Company anticipates making cash payments on behalf of such individuals for these taxes in 2008 for an aggregate amount of approximately $2.1 million.

In order to remedy the unfavorable personal tax consequences of Section 409A for holders of outstanding options, the Company conducted a tender offer in the quarter ended December 31, 2007 for the affected options, pursuant to which the Company offered to amend the affected options to increase the option exercise price to the quoted market price on the revised grant date, and to give option holders (excluding certain executive officers) a cash payment for the difference in option exercise price between the amended option and the original price. The Company accounted for the financial impact of the tender offer as a stock option modification, resulting in an increase to share-based compensation of $0.7 million, a $0.4 million decrease in additional-paid-in-capital, and the establishment of a $1.1 million liability to reflect the partial settlement of these options in accordance with SFAS 123R. The aggregate cash payments associated with the tender offer were subsequently paid out to the holders of these options in January 2008.

On January 24, 2008, the Company received written notice from the SEC declaring that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

(6) Short Term Borrowings and Long Term Debt

Short Term Borrowings

	(in thousands)
	December 31,	June 30,
	2007	2007
Short-term borrowings	$1,973	$3,490

The Company has a €3.0 million secured revolving credit facility obtained on August 17, 2006. This facility bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 0.75 per annum. The effective interest rate at December 31, 2007 was 5.16% and at June 30, 2007 was 4.86%. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. At December 31, 2007, €1.4 million, or $2.0 million was outstanding under this facility.

Revolving Line of Credit

	(in thousands)
	December 31, 2007	June 30, 2007
Revolving credit facility	$45,277	$90,314

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. This revolving credit facility refinances and replaces the Company’s previous $180 million multi-currency revolving credit facility. The new facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2007 was 0.75% for LIBOR-based loans and 0.00% for prime rate-based loans. The new agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of December 31, 2007.

The effective weighted average interest rate for the Company’s revolving line of credit facility as of December 31, 2007 was 5.79% and at June 30, 2007 was 6.41%. The outstanding borrowings at December 31, 2007 were $45.3 million on a total commitment of $250 million, leaving $204.7 million available for additional borrowings.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemptions of the bond. The Company receives advances on this bond on an as-needed basis to pay the ongoing costs of the project, not to exceed $6 million.

	(in thousands)
	December 31, 2007	June 30, 2007
Industrial Development Revenue Bond, monthly payments of interest only, 6.1% variable interest rate at December 31, 2007 and maturing in fiscal 2032	$3,888	$—
Unsecured note payable to a bank, monthly payments of interest only; 5.88% and 5.97% variable interest rate at December 30, 2007 and June 30, 2007. Extinguished on December 31, 2007	—	13,000
Note payable to a bank, secured by distribution center land and building. Extinguished on September 28, 2007	—	4,416

	3,888	17,416
Less current portion	—	200

Long-term portion	$3,888	$17,216

During the six months ended December 31, 2007, the Company extinguished two notes payable, as shown above. Subsequent to quarter end, on January 2, 2008, the Company entered into a new $25 million promissory note agreement. See Note 12 for additional information related to this new agreement.

(7) Assets Held for Sale

In December 2007, the Company completed relocating the North American distribution operations from Memphis, Tennessee to its new location in Southaven, Mississippi, allowing for substantially expanded warehousing capacity. As of December 31, 2007, the Company is actively marketing the owned facility in Memphis, Tennessee, and expects to sell this property within the next 12 months. Accordingly, the net book value of this property has been reclassified as an asset held for sale and is classified on the Condensed Consolidated Balance Sheets under the related caption Prepaid expenses and other current assets. In the quarter ended December 31, 2007, based on preliminary negotiations with certain interested parties, the Company recognized an impairment charge related to this facility in the amount of $0.2 million and ceased the future depreciation of these assets. As a result, the net book value of these assets classified as held for sale is $6.1 million as of December 31, 2007.

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

Effective July 1, 2007, the Company owns 100% of Netpoint. In accordance with the purchase agreement, the Company is currently finalizing the purchase price for the outstanding 8% of Netpoint, and payment will be made during the next quarter.

Changes in the carrying amount of goodwill for the quarter ended December 31, 2007, by operating segment, are as follow:

	(in thousands)
	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2007	$20,081	$9,280	$29,361
Fluctuations in foreign currencies	—	(51)	(51)

Balance as of December 31, 2007	$20,081	$9,229	$29,310

Included within other assets are identifiable intangible assets, as follows:

	(in thousands)
	As of December 31, 2007			As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$18,338	$2,138	$16,200	$18,338	$1,538	$16,800
Debt issuance costs	842	38	804	606	420	186
Trade names	818	191	627	818	82	736
Non-compete agreements	1,785	893	892	1,785	595	1,190

Total	$21,783	$3,260	$18,523	$21,547	$2,635	$18,912

On October 26, 2007, the Company announced the formation of the ScanSource Communications sales unit. Effective January 1, 2008, the Company’s wholly owned subsidiary, T2 Supply, Inc., will be renamed ScanSource Communications, Inc. and will acquire the assets of the Paracon sales unit. In connection with the merger of these two sales units, the Company has revised the remaining useful life of the T2 Supply trade name from ten years to two years to reflect the eventual abandonment of the T2 Supply trade name, after a two year transition period.

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 3.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarter and six month periods ended December 31, 2007 and 2006, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the quarter and six month periods ended December, 2007 and 2006.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements.

Selected financial information of each business segment is presented below:

	(in thousands)
	Quarter ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Sales:
North American distribution	$453,674	$401,517	$925,645	$835,519
International distribution	108,371	80,252	198,336	148,487
Less intersegment sales	(8,701)	(8,035)	(16,946)	(14,043)

	$553,344	$473,734	$1,107,035	$969,963

Depreciation and amortization:
North American distribution	$1,648	$1,556	$3,184	$3,230
International distribution	248	175	442	343

	$1,896	$1,731	$3,626	$3,573

Operating income:
North American distribution	$18,961	$12,373	$41,075	$31,649
International distribution	6,473	3,505	9,712	5,747

	$25,434	$15,878	$50,787	$37,396

Capital expenditures:
North American distribution	$2,182	$1,268	$4,657	$1,683
International distribution	162	143	282	276

	$2,344	$1,411	$4,939	$1,959

	December 31, 2007		June 30, 2007
Assets:
North American distribution		$681,102		$636,553
International distribution		124,657		101,895

		$805,759		$738,448

(10) Commitments and Contingencies

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

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to vacate the prior Order and to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff.

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

On January 24, 2008, the Company announced that it had received written notice from the SEC declaring that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

(11) Income Taxes

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had approximately $0.5 million accrued for interest and penalties, of which less than $0.1 million was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(12) Subsequent Events

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable will accrue interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and will mature on September 28, 2012. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender.

In connection with the closing of this note payable, on January 4, 2008, the Company entered into an interest rate swap agreement maturing on September 28, 2011 to hedge the cash flows of this variable rate debt. Under the terms of the interest rate swap, the Company will pay a fixed interest rate of 3.65% on the $25 million notional amount and receive payments from a counterparty based on the 30 day LIBOR. The Company has designated the interest rate swap as a cash flow hedge to protect the Company against the risk of rising variable interest rates by eliminating the variability of cash flows in the interest payments.

On January 24, 2008, the Company received written notice from the SEC declaring that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

On December 13, 2007, the Company, through its wholly owned subsidiary 4100 Quest, LLC, entered into an agreement with Kansas City Life Insurance Company to sell the developed land and a building located at 4100 Quest Way, Memphis, Tennessee. On January 30, 2008, the Company amended the purchase agreement, setting the close date as February 15, 2008 and finalizing the terms and conditions of sale. The sale price of the property, including all rights running with the land and the improvements on the land, is at the prevailing market price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarter and six months ended December 31, 2007:

	Quarter ended December 31,
(in thousands)	2007	2006	$ Change	% Change
North American distribution	$444,973	$393,482	$51,491	13.1%
International distribution	108,371	80,252	28,119	35.0%
Net sales	$553,344	$473,734	$79,610	16.8%

	Six months ended December 31,
(in thousands)	2007	2006	$ Change	% Change
North American distribution	$908,699	$821,476	$87,223	10.6%
International distribution	198,336	148,487	49,849	33.6%
Net sales	$1,107,035	$969,963	$137,072	14.1%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter and year-to-date periods ended December 31, 2007, net sales increased over the comparative prior year periods by $51.5 million and $87.2 million, respectively. This represented a 13.1% and 10.6% increase in net sales for these periods. This increase is primarily due to continued strong performance in all of our product divisions, as discussed in more detail below.

Our POS, Barcoding, and security product category sales increased 14.6% in comparison to the prior year quarter and 12.5% for the prior year six-month period. A portion of this increase relates to higher sales associated with new product lines, but sales were strong across all product categories. In addition, the Company continues to gain market share by attracting business from resellers who were previously buying directly from manufacturers, as these resellers prefer our combination of value added services over the services offered by manufacturers. The Company has also continued to add more sales representatives to better serve our new as well as our existing customers in these product divisions.

The Company’s Communications product category sales increased 11.2% in comparison to the prior year quarter and 8.5% for the prior year, six month period. While this increase is largely due to higher sales within our Catalyst Telecom, net sales during the current quarter were weaker than expected due to the adverse impact of certain reseller program changes made by our primary vendor within this unit. As previously announced, Paracon and T2 Supply will be formally merged into one sales unit on January 1, 2008, enabling more sales and support resources for their customers.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource Latin American and European selling units. Sales for the overall international segment increased 35.0% or $28.1 million for the quarter ended December 31, 2007 and 33.6% or $49.8 million for the six month period as compared to the same periods in the prior year. This significant increase in sales for both comparative periods was primarily attributable to gains in market share in Europe, as the Company continues to see more customers choose ScanSource. Without the foreign exchange fluctuations, the increase in sales for the quarter and six months ended December 31, 2007 would have been $18.6 million or 23.2% and $35.2 million or 23.7%, respectively.

Gross Profit

The following tables summarize our gross profit for the quarter and six month period ended December 31, 2007:

	Quarter ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
North American distribution	$44,533	$42,474	$2,059	4.8%	10.0%	10.8%
International distribution	14,644	10,303	4,341	42.1%	13.5%	12.8%

Gross profit	$59,177	$52,777	$6,400	12.1%	10.7%	11.1%

	Six months ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
North American distribution	$92,298	$85,877	$6,421	7.5%	10.2%	10.5%
International distribution	25,003	18,738	6,265	33.4%	12.6%	12.6%

Gross profit	$117,301	$104,615	$12,686	12.1%	10.6%	10.8%

North American Distribution

Gross profit for the North American distribution segment increased 4.8% or $2.1 million for the quarter ended December 31, 2007 and 7.5% or $6.4 million for the six month period as compared to the same periods in the prior year, largely due to increased sales volume in all product categories. Gross profit as a percentage of net sales for the North American distribution segment decreased slightly to 10.0% and 10.2% for the quarter and year-to-date periods in comparison to the same periods in the prior year. This decrease is due primarily to unusually high gross margins achieved in those comparative periods. However, the current quarter gross margin results were actually quite strong in comparison to gross margin trends over the past 5 quarters as the Company achieved strong results from various vendor incentive programs during the current quarter.

International Distribution

Gross profit for the international distribution segment increased 42.1% or $4.3 million for the quarter ended December 31, 2007 and 33.4% or $6.3 million for the six month period as compared to the same periods in the prior year. The increase in gross profit for the quarter and six months ended December 31, 2007 was due to increased distribution sales volume, primarily in Europe.

Gross profits, measured as a percentage of net sales, are typically higher in the International Distribution segment versus North America. This percentage increased for the quarter ended December 31, 2007 as compared to the same period in the prior year, due primarily to the over achievement of certain volume-based vendor incentive rebates in Europe during the quarter. On a year-to-date basis, this percentage was consistent with the comparative prior year period.

Operating Expenses

The following table summarizes our operating expenses for the quarter and six months ended December 31, 2007:

	Period ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
Quarter	$33,743	$36,899	$(3,156)	-8.6%	6.1%	7.8%
Six months	66,514	67,219	(705)	-1.0%	6.0%	6.9%

For the quarter ended December 31, 2007, operating expenses decreased by 8.6% or $3.2 million, as compared to the same comparative period in the prior year. The decrease is largely driven by approximately $4.9 million of legal fees incurred during the comparative prior year quarter in connection with our stock option investigation and remediation activities. In the current quarter, these expenditures only represented $0.5 million of total operating expenses. This net

$4.4 million decrease was offset by overall higher costs associated with increased headcounts in comparison to the prior year quarter. In addition, the Company incurred approximately $0.4 million of non-recurring moving expenses related to the relocation of our North American distribution facility. This was offset by the recovery of approximately $0.5 million in accounts receivable that had previously been written off.

For the year-to-date period ended December 31, 2007, operating expenses decreased by 1%, or $0.7 million, as compared to the comparative period in the prior year. As discussed above, this decrease is largely driven by significantly lower expenditures related to our stock option investigation and remediation activities. To date, the Company has incurred $1 million of legal fees related to this investigation versus $4.9 million for the prior year-to-date period. Excluding these expenditures, operating expenses increased by $3.2 million for the year-to-date period ended December 31, 2007 in comparison to the prior year.

Operating Income

The following table summarizes our operating income for the quarter and six months ended December 31, 2007:

	Period ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
Quarter	$25,434	$15,878	$9,556	60.2%	4.6%	3.4%
Six months	50,787	37,396	13,391	35.8%	4.6%	3.9%

Operating income increased 60.2% or $9.6 million for the quarter ended December 31, 2007 and 35.8% or $13.4 million for the six month period ended December 31, 2007 as compared to the same periods in the prior year. This increase for both periods is attributable to higher sale volume achieved in both North America and International distribution segments, as well as significantly lower expenditures related to the Special Committee investigation into our stock option granting practices.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarter and six months ended December 31, 2007:

	Quarter ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
Interest expense	$1,274	$1,754	$(480)	-27.4%	0.2%	0.4%
Interest income	(404)	(174)	(230)	132.2%	-0.1%	0.0%
Net foreign exchange gains	(99)	(42)	(57)	135.7%	0.0%	0.0%
Other, net	(152)	(84)	(68)	81.0%	0.0%	0.0%

Total other expense, net	$619	$1,454	$(835)	-57.4%	0.1%	0.3%

	Six months ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
Interest expense	$3,399	$3,525	$(126)	-3.6%	0.6%	0.4%
Interest income	(707)	(282)	(425)	150.7%	-0.1%	0.0%
Net foreign exchange gains	(151)	(388)	237	-61.1%	0.0%	0.0%
Other, net	(252)	(174)	(78)	44.8%	0.0%	0.0%

Total other expense, net	$2,289	$2,681	$(392)	-14.6%	0.4%	0.3%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and six months ended December 31, 2007 was $1.3 million and $3.4 million, respectively. Interest expense for the quarter and six months ended December 31, 2006 was $1.8 million and $3.5 million, respectively. Interest expense has improved in both periods due to lower average debt balances and to a lesser extent, lower interest rates. The Company achieved lower debt balances by improving days sales outstanding and negotiating extended payment terms for certain key vendors which increased accounts payable.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements,

offset by net foreign currency exchange contract gains and losses. The change in foreign exchange gains for the quarter ended December 31, 2007 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $9.4 million and $18.4 million for the quarter and six months ended December 31, 2007, respectively, reflecting an effective income tax rate of 37.7% and 37.9%, respectively. Income tax expense was $5.6 million and $13.4 million for the quarter and six months ended December 31, 2006, respectively, reflecting an effective income tax rate of 39.0% and 38.6%, respectively.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. In the comparative prior year periods, the Company recorded a minority interest reflecting outside ownership of Netpoint, which is included in our international distribution segment. Effective July 1, 2007, the Company owns 100% of this subsidiary.

Net Income

The following table summarizes our net income for the quarter and six months ended December 31, 2007:

	Period ended December 31,				% of Sales December 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006
Quarter	$15,450	$8,791	$6,659	75.7%	2.8%	1.9%
Six months	30,137	21,252	8,885	41.8%	5.4%	2.2%

The increase in net income for both periods shown above is attributable to the changes in operations discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under the subsidiary’s line of credit, and proceeds from the exercise of stock options.

The Company’s cash and cash equivalent balance totaled $3.7 million at December 31, 2007 compared to $1.9 million at June 30, 2007. The Company’s working capital decreased to $334 million at December 31, 2007 from $353 million at June 30, 2007. The decrease in working capital resulted primarily from an $88.4 million increase in accounts payable, partially offset by a $64.1 million increase in inventories at December 31, 2007, in comparison to June 30, 2007. The increase in both of these accounts is discussed in more detail below. Trade accounts receivable balances at December 31, 2007 remained flat at $349 million, for both periods.

The number of day’s sales in receivables (DSO) was 57 at December 31, 2007, compared to 60 days at June 30, 2007. This improvement reflects collection improvement in all operations as well as a favorable change in business unit sales mix, as certain of our domestic business units have higher DSO’s than others.

Vendor payable days increased to 63 days for the quarter ended December 31, 2007 compared to 46 days for the previous quarter ended September 30, 2007. This metric can be temporarily higher or lower due to the normal timing as to when the last day of a quarter ends relative to the payments that the Company makes to vendors. A portion of this increase relates to favorable change in payment terms from a vendor. At December 31, 2007, there were $72 million of outstanding checks written, but not cleared, that are included in accounts payable. This was a $57 million increase from the outstanding checks at September 30, 2007, which was $15 million. The material increase in this metric is largely due to an unusually low amount of outstanding checks at September 30, 2007 and an unusually high amount of outstanding checks at December 31, 2007.

Inventory turnover decreased slightly to 6.3 times for the quarter ended December 31, 2007 from 6.7 times for the quarter ended June 30, 2007 and 7.0 times for the quarter ended September 30, 2007. This decrease is largely attributable to higher inventory balances at December 31, 2007 in comparison to both of these periods. The Company manages our business units and their vendor relationships based upon Return on Invested Capital (ROIC). In the current quarter, the Company has elected to reduce the Company’s net balance sheet investment with a major vendor due to better payment terms, partially offset with higher inventory levels.

Cash provided by operating activities was $64.7 million for the six months ended December 31, 2007 compared to $4.6 million of cash provided by operating activities for the six months ended December 31, 2006. As discussed previously, this increase is largely due to the timing of vendor payments between the two periods.

Cash used in investing activities for the six months ended December 31, 2007 was $4.9 million, compared to $52.5 million used in the comparative prior year quarter. The Company’s capital expenditures of $4.9 million in the current year-to-date period primarily reflect purchases of equipment, software, and furniture related to the Company’s new distribution facility located in Southaven, Mississippi. In the comparable period in the prior year, the Company acquired T2 Supply, LLC for $50.6 million.

Cash used in financing activities was $58.3 million for the six month period ended December 31, 2007 compared to cash provided of $46.8 million for the six month period ended December 31, 2006. At December 31, 2007, our interest bearing debt was $51 million, compared to $111 million at June 30, 2007. This reduction in debt outstanding is largely attributable to the timing of vendor payments, as previously discussed. In the comparative prior period, the Company increased its borrowings to finance the acquisition of T2 Supply in the quarter ended September 30, 2006.

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. This revolving credit facility refinances and replaces the Company’s previous $180 million multi-currency revolving credit facility. The new facility is guaranteed by the Company and some of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2007 was 0.625% for LIBOR-based loans and 0.00% for prime rate-based loans. The new agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of December 31, 2007.

The effective weighted average interest rate on the Company’s revolving credit facility as of December 31, 2007 was 5.79% and as of June 30, 2007 was 6.41%. The outstanding borrowings at December 31, 2007 were $45.3 million on a total commitment of $250 million, leaving approximately $204.7 million available for additional borrowings, as of this date.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of .85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemptions of the bond. The Company receives advances on this loan on an as needed basis to pay the ongoing costs of the project, not to exceed $6 million. The outstanding balance on this facility was $3.9 million as of December 31, 2007, and the effective interest rate was 6.09%.

On August 17, 2006, the Company obtained a secured revolving credit facility with a borrowing limit of €3.0 million. At December 31, 2007, the balance was €1.4 million or $2.0 million, and the effective rate of interest was 5.16%.

On July 25, 2006, the Company entered into an agreement with a bank for a $13 million unsecured long-term note payable with monthly payments of interest only. The Company extinguished this note payable on December 31, 2007.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and six months ended December 31, 2007 would have resulted in an approximately $0.2 million and $0.5 millon increase or decrease, respectively, in pre-tax income.

To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest rate risk management strategy that incorporates the use of an interest rate swap designated as a cash flow hedge to minimize the significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s use of derivative instruments has the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At December 31, 2007, the Company’s currency forward contracts outstanding were immaterial. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007. During the second quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 11, 2007, another purported stockholder filed a substantially similar derivative lawsuit also related to the Company’s prior grants of stock options. This action was also filed in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as nominal defendant, and asserts substantially similar causes of action and claims for relief. The plaintiff in this second action has filed a motion to vacate the prior Order and to consolidate the two actions and appoint the plaintiff as a co-lead plaintiff.

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

On January 24, 2008, the Company announced that it had received written notice from the SEC declaring that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2007, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 6, 2007. At the annual meeting, the shareholders (i) elected five directors who constitute all the directors continuing on the Board of Directors after the meeting, (ii) approved an amendment to the Company’s Amended and Restated 2002 Long-Term Incentive Plan, and (iii) ratified the appointment of independent auditors for fiscal 2008.

Votes on each matter presented at the annual meeting were as follows:

(i)	Election of directors:

	Number of Shares
Nominees	For	Withheld
Michael L. Baur	17,877,545	6,782,473
Steven R. Fischer	22,203,108	2,456,910
James G. Foody	22,203,283	2,456,735
Michael J. Grainger	24,312,408	347,610
John P. Reilly	23,347,932	1,312,085

(ii)	Proposal to amend the Company’s Amended and Restated 2002 Long-Term Incentive Plan:

Number of Shares
For	21,453,712
Against	968,948
Abstain	20,799
Broker Non-Votes	2,216,559

(iii)	Proposal to ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending June 30, 2008:

Number of Shares
For	24,263,877
Against	389,602
Abstain	6,539

Item 6.	Exhibits

Exhibits

10.1	Form of Amendment to Stock Option Agreement and Promise to Make Cash Payment for Andrea Meade and Scott Benbenek.

10.2	Amendment to Stock Option Agreement and Promise to Make Cash Payment for Richard Cleys and Bobby McClain.

10.3	Description of Option Remediation for Certain Executive Officers and Directors.

10.4	ScanSource, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on Decemer 11, 2007).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 6, 2008