Form 10-Q
period 2008-03-31
SCANSOURCE INC
filed 2008-05-09
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended March 31, 2008

Commission File Number: 000-26926

ScanSource, Inc.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court

Greenville, South Carolina, 29615

(Address of principal executive offices)

(864) 288-2432

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, no par value per share	26,274,932 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2008

Cautionary Statement

Certain of the statements contained in this Form 10-Q, as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”), that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s activities and/or actual results in fiscal 2008 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include:

•	fluctuations in interest rates
•	the impact of changes in income tax legislation
•	exposure to natural disasters

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	March 31, 2008	June 30, 2007 *
Assets
Current assets:
Cash and cash equivalents	$5,973	$1,864
Trade and notes receivable:
Trade, less allowance of $15,461 at March 31, 2008 and $13,342 at June 30, 2007	337,662	349,961
Other receivables	10,371	6,755
Inventories	296,883	272,012
Prepaid expenses and other assets	4,886	10,444
Deferred income taxes	12,519	12,102

Total current assets	668,294	653,138

Property and equipment, net	22,633	26,781
Goodwill	29,909	29,361
Other assets, including identifiable intangible assets	30,820	29,168

Total assets	$751,656	$738,448

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$200
Short-term borrowings	1,266	3,490
Trade accounts payable	222,151	256,883
Accrued expenses and other liabilities	37,226	35,254
Income taxes payable	5,549	4,356

Total current liabilities	266,192	300,183
Long-term debt	28,888	17,216
Borrowings under revolving credit facility	69,499	90,314
Other long-term liabilities	8,102	5,475

Total liabilities	372,681	413,188

Minority interest	—	516
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,271,532 and 25,855,724 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	94,273	83,653
Retained earnings	275,667	234,502
Accumulated other comprehensive income	9,035	6,589

Total shareholders’ equity	378,975	324,744

Total liabilities and shareholders’ equity	$751,656	$738,448

*	Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net sales	$514,420	$492,678	$1,621,455	$1,462,642
Cost of goods sold	462,701	441,641	1,452,435	1,306,990

Gross profit	51,719	51,037	169,020	155,652

Operating expenses:
Selling, general and administrative expenses	32,723	33,795	99,238	101,014

Operating income	18,996	17,242	69,782	54,638

Other expense (income):
Interest expense	1,097	1,939	4,496	5,464
Interest income	(401)	(246)	(1,108)	(529)
Other, net	286	141	(118)	(420)

Other expense, net	982	1,834	3,270	4,515

Income before income taxes and minority interest	18,014	15,408	66,512	50,123
Provision for income taxes	6,986	5,326	25,347	18,743

Income before minority interest	11,028	10,082	41,165	31,380
Minority interest in income of consolidated subsidiaries, net of income taxes	—	11	—	57

Net income	$11,028	$10,071	$41,165	$31,323

Per share data:
Net income per common share, basic	$0.42	$0.39	$1.59	$1.22

Weighted-average shares outstanding, basic	26,038	25,770	25,934	25,749

Net income per common share, diluted	$0.42	$0.38	$1.56	$1.19

Weighted-average shares outstanding, diluted	26,423	26,194	26,325	26,213

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2007	25,855,724	$83,653	$234,502	$6,589	$324,744

Comprehensive Income:
Net income	—	—	14,687	—	14,687
Foreign currency translation adjustment	—	—		1,108	1,108

Total comprehensive income					15,795

Exercise of stock options	10,468	129	—	—	129
Share based compensation	—	929	—	—	929
Tax benefit of deductible compensation arising from exercise of stock options	—	155	—	—	155

Balance at September 30, 2007	25,866,192	$84,866	$249,189	$7,697	$341,752

Comprehensive Income:
Net income	—	—	15,450	—	15,450
Foreign currency translation adjustment	—	—	—	4	4

Total comprehensive income					15,454

Exercise of stock options	71,210	1,342	—	—	1,342
Share based compensation	—	1,175	—	—	1,175
Tax benefit of deductible compensation arising from exercise of stock options	—	55	—	—	55
Consideration received from certain officers related to remediation activities	—	751	—	—	751
Reclassification of additional-paid-in-capital related to remediation activities	—	(393)	—	—	(393)

Balance at December 31, 2007	25,937,402	$87,796	$264,639	$7,701	$360,136

Comprehensive Income:
Net income	—	—	11,028	—	11,028
Unrealized loss on hedged transaction, net of tax				(424)	(424)
Foreign currency translation adjustment	—	—	—	1,758	1,758

Total comprehensive income					12,362

Exercise of stock options	334,130	5,389	—	—	5,389
Share based compensation	—	1,088	—	—	1,088

Balance at March 31, 2008	26,271,532	$94,273	$275,667	$9,035	$378,975

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$41,165	$31,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,521	3,808
Amortization of intangible assets	1,806	1,345
Allowance for accounts and notes receivable	3,532	7,017
Share-based compensation and restricted stock	3,847	2,884
Asset impairment	202	148
Deferred income tax (expense)	(641)	(1,346)
Excess tax benefits from share-based payment arrangements	(210)	(2,105)
Minority interest in income of subsidiaries	—	57
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	20,156	(27,853)
Other receivables	(12,509)	(2,795)
Inventories	(17,721)	(40,835)
Prepaid expenses and other assets	5,746	(699)
Other noncurrent assets	(1,465)	(1,092)
Trade accounts payable	(40,385)	(22,611)
Accrued expenses and other liabilities	2,954	3,950
Income taxes payable	(138)	(411)

Net cash provided by (used in) operating activities	9,860	(49,215)

Cash flows from investing activities:
Capital expenditures	(5,618)	(2,501)
Net proceeds from sale of property and equipment	6,100	—
Cash paid for business acquisitions, net of cash acquired	(2,305)	(50,585)

Net cash used in investing activities	(1,823)	(53,086)

Cash flows from financing activities:
(Decreases) increases in short-term borrowings, net	(2,513)	2,877
(Payments) advances on revolving credit, net of expenses	(20,956)	82,616
Exercise of stock options & Section 16 remediation	7,350	970
Excess tax benefits from share-based payment arrangements	210	2,105
Advances (repayments) of long-term debt borrowings	11,471	12,841

Net cash (used in) provided by financing activities	(4,438)	101,409

Effect of exchange rate changes on cash and cash equivalents	510	97

Increase (decrease) in cash and cash equivalents	4,109	(795)
Cash and cash equivalents at beginning of period	1,864	3,831

Cash and cash equivalents at end of period	$5,973	$3,036

See Notes to Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2008 and June 30, 2007, the results of operations for the quarter and nine month periods ended March 31, 2008 and 2007 and the statement of cash flows for the nine month periods ended March 31, 2008 and 2007. The results of operations for the quarters and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource Latin American and European sales units. On April 4, 2008, the Company announced it had expanded its communications business internationally through the acquisition of MTV Telecom (Distribution) PLC, a UK-based distributor of voice and data solutions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released but not yet cleared at the Company’s bank of $30.3 million as of March 31, 2008 and $45.7 million as of June 30, 2007 are included in accounts payable.

Derivative Financial Instruments

The Company uses derivative instruments to manage certain exposures related to foreign currency as well as changes in interest rates as a result of our borrowing activities. We record all derivative instruments as either assets or liabilities in the balance sheet at fair value. The Company currently does not use derivative financial instruments for trading or speculative purposes.

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

In the quarter ended March 31, 2008, the Company entered into an interest rate swap and designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument will not be included in current earnings, but will be reported as other comprehensive income (loss). The ineffective portion, if any, will be recorded as an adjustment to earnings.

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. A provision for estimated losses on returns is recorded at the time of sale based on historical experience.

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Net shipping revenues for the quarters and nine months ended March 31, 2008 and 2007 were not material.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in the quarters and nine months ended March 31, 2008 or 2007. Deferred advertising costs at March 31, 2008 and June 30, 2007 were not significant.

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

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and unrealized gains and losses on the Company’s hedged transactions, net of tax.

Accounting Standards Recently Issued

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the third quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In December 2007, the Financial Accounting Standards Board, or FASB, issued the Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

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

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended March 31, 2008:
Income per common share, basic	$11,028	26,038	$0.42

Effect of dilutive stock options	—	385

Income per common share, diluted	$11,028	26,423	$0.42

Nine months ended March 31, 2008:
Income per common share, basic	$41,165	25,934	$1.59

Effect of dilutive stock options	—	391

Income per common share, diluted	$41,165	26,325	$1.56

Quarter ended March 31, 2007:
Income per common share, basic	$10,071	25,770	$0.39

Effect of dilutive stock options	—	424

Income per common share, diluted	$10,071	26,194	$0.38

Nine months ended March 31, 2007:
Income per common share, basic	$31,323	25,749	$1.22

Effect of dilutive stock options	—	464

Income per common share, diluted	$31,323	26,213	$1.19

For the quarter and nine month period ended March 31, 2008, there were 520,650 and 692,918 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the quarter and nine month period ended March 31, 2007, there were 567,000 and 571,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Short Term Borrowings and Long Term Debt

Short Term Borrowings

	(in thousands)
	March 31, 2008	June 30, 2007
Short-term borrowings	$1,266	$3,490

The Company has a €3.0 million secured revolving credit facility obtained on August 17, 2006. This facility bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 0.75 per annum. The effective interest rate at March 31, 2008 was 5.11% and at June 30, 2007 was 4.86%. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Line of Credit

	(in thousands)
	March 31, 2008	June 30, 2007
Revolving credit facility	$69,499	$90,314

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. This revolving credit facility refinances and replaces the Company’s previous $180 million multi-currency revolving credit facility. The new facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2008 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The new agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of March 31, 2008.

The effective weighted average interest rate for the Company’s revolving credit facility as of March 31, 2008 was 4.69% and at June 30, 2007 was 6.41%. The outstanding borrowings at March 31, 2008 were $69.5 million on a total commitment of $250 million, leaving $180.5 million available for additional borrowings.

Long-Term Debt

	(in thousands)
	March 31, 2008	June 30, 2007
Industrial Development Revenue Bond, monthly payments of interest only, 3.96% variable interest rate at March 31, 2008 and maturing in fiscal 2032	$3,888	$—
Unsecured note payable to a bank, monthly payments of interest only, 3.77% variable interest rate at March 31, 2008 and maturing in fiscal 2032	25,000	—
Unsecured note payable to a bank, monthly payments of interest only. Extinguished on December 31, 2007.	—	13,000
Note payable to a bank, secured by distribution center land and building. Extinguished on September 28, 2007	—	4,416

	28,888	17,416
Less current portion	—	200

Long-term portion	$28,888	$17,216

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The Company receives advances on this bond on an as-needed basis to pay the ongoing costs of the project, not to exceed $6 million.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender.

(6) Interest Rate Swap

On January 4, 2008, the Company entered into an interest rate swap with a notional amount of $25 million. The Company designated this interest rate swap as a cash flow hedge of our exposure to the variability in future cash flows attributable to interest payments of 30 day LIBOR plus a fixed spread of 0.65% due on the $25 million promissory note payable discussed previously. Under the terms of the swap, the Company pays a fixed rate of 3.65% on the $25 million notional amount and receives payments from a counterparty based on the 30 day LIBOR for a term ending on September 28, 2011. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss).

The components of the cash flow hedge included in accumulated other comprehensive income in the Condensed Consolidated Statement of Shareholders’ Equity for the quarters ended March 31, 2008 and 2007, are as follows:

	(in thousands)
	Quarters Ended
	March 31, 2008	March 31, 2007
Net interest expense recognized as a result of interest rate swap	$5	$—
Changes in unrealized loss in fair value of interest swap rates	(429)	—

Net decrease in accumulated other comprehensive income, net of tax	$(424)	$—

The Company did not note any ineffectiveness in the hedge during the quarter ended March 31, 2008.

(7) Sale of Memphis Distribution Facility

In December 2007, the Company completed the relocation of its North American distribution center from Memphis, Tennessee to its new location in Southaven, Mississippi, allowing for substantially expanded warehousing capacity. In January 2008, the Company sold the Memphis, Tennessee facility for cash proceeds of $6.1 million, net of expenses. An immaterial loss was recorded in connection with the sale of this facility during the current quarter. This facility was previously classified as held-for-sale in the Company’s financial statements for the period ended December 31, 2007.

(8) Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. In addition, the Company performs an impairment analysis for goodwill whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. As of March 31, 2008, no impairment charge related to goodwill was recorded.

During the current fiscal year, the Company purchased the remaining outstanding shares of Netpoint, Inc. for $1.1 million, of which $0.6 million was allocated to goodwill. Changes in the carrying amount of goodwill for the nine months ended March 31, 2008, by operating segment, are as follows:

	(in thousands)
	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2007	$20,081	$9,280	$29,361
Purchase of outstanding shares of Netpoint, Inc.		$584	$584
Fluctuations in foreign currencies	—	(36)	(36)

Balance as of March 31, 2008	$20,081	$9,828	$29,909

Included within other assets are identifiable intangible assets, as follows:

	(in thousands)
	As of March 31, 2008			As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$18,638	$2,438	$16,200	$18,338	$1,538	$16,800
Debt issuance costs	841	75	766	606	420	186
Trade names	818	281	537	818	82	736
Non-compete agreements	1,785	1,041	744	1,785	595	1,190

Total	$22,082	$3,835	$18,247	$21,547	$2,635	$18,912

In March 2008, the Company purchased certain assets of PC4, a wholesale distributor of point-of-sale (POS) hardware. In connection with this acquisition, approximately $0.3 million of the purchase price was allocated to a customer list.

On October 26, 2007, the Company announced the formation of the ScanSource Communications sales unit. Effective January 1, 2008, the Company’s wholly owned subsidiary, T2 Supply, Inc., was renamed ScanSource Communications, Inc. and acquired all of the assets of the Paracon sales unit. In connection with the merger of these two sales units, the Company revised the remaining useful life of the T2 Supply trade name from ten years to two years to reflect the eventual abandonment of the T2 Supply trade name, after a two year transition period.

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 3.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarter and nine month periods ended March 31, 2008 and 2007, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the quarter and nine month periods ended March 31, 2008 and 2007. In April 2008, the Company expanded its communications business internationally with the acquisition of MTV Telecom (Distribution) PLC, a

UK-based distributor of voice and data solutions.

Inter-segment sales consist of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements.

Selected financial information of each business segment is presented below:

	(in thousands)
	Quarter ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Sales:
North American distribution	$425,366	$418,034	$1,351,012	$1,253,553
International distribution	93,378	79,570	291,714	228,057
Less intersegment sales	(4,324)	(4,926)	(21,271)	(18,968)

	$514,420	$492,678	$1,621,455	$1,462,642

Depreciation and amortization:
North American distribution	$1,554	$1,404	$4,738	$4,634
International distribution	147	175	589	519

	$1,701	$1,579	$5,327	$5,153

Operating income:
North American distribution	$16,789	$14,382	$57,864	$46,031
International distribution	2,207	2,860	11,918	8,607

	$18,996	$17,242	$69,782	$54,638

Capital expenditures:
North American distribution	$130	$399	$4,787	$2,082
International distribution	549	143	831	419

	$679	$542	$5,618	$2,501

	March 31, 2008		June 30, 2007
Assets:
North American distribution		$628,245		$636,553
International distribution		123,411		101,895

		$751,656		$738,448

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

The adoption of FIN 48 did not have a material impact on the Company’s financial statements. As of the adoption date, the Company had gross unrecognized tax benefits of $1.6 million, $1.1 million of which, if recognized, would affect the effective tax rate. As of March 31, 2008, the Company had gross unrecognized tax benefits of $1.9 million, $1.3 million of which, if recognized, would affect the effective tax rate. This represents an increase of $0.3 million and $0.2 million, respectively. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004. U.S. federal income tax returns for fiscal years 2003, 2004, 2005, and 2006 previously under examination by the taxing authorities were closed during the quarter. All expected adjustments arising from the examinations had been accrued and there were no material adjustments.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had approximately $0.5 million accrued for interest and penalties, of which less than $0.1 million was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(12) Subsequent Events

On April 4, 2008, the Company expanded its communications business internationally with the acquisition of MTV Telecom (Distribution) PLC, a UK-based distributor of voice and data solutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarter and nine months ended March 31, 2008:

(in thousands)	Quarter ended March 31,
	2008	2007	$ Change	% Change
North American distribution	$421,042	$413,108	$7,934	1.9%
International distribution	93,378	79,570	13,808	17.4%

Net sales	$514,420	$492,678	$21,742	4.4%

(in thousands)	Nine months ended March 31,
	2008	2007	$ Change	% Change
North American distribution	$1,329,741	$1,234,585	$95,156	7.7%
International distribution	291,714	228,057	63,657	27.9%

Net sales	$1,621,455	$1,462,642	$158,813	10.9%

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter and year-to-date periods ended March 31, 2008, net sales increased over the comparative prior year periods by $7.9 million and $95.2 million, respectively. This represented a 1.9% and 7.7% increase in net sales for these periods.

The Company’s POS, Barcoding, and security product category sales increased 12% in comparison to the prior year quarter and 12.3% for the prior year nine-month period. This increase was primarily driven by sales growth in our scanning and mobility products in comparison to the prior year periods as well as growth in our newer product lines. The Company continues to grow by attracting business from resellers who were previously buying directly from manufacturers and other distributors.

The Company’s Communications product category sales decreased 9% in comparison to the prior year quarter and increased 2.7% from the comparative prior year, nine month period. The current quarter decrease was largely attributable to our Catalyst Telecom sales unit, which was negatively impacted by a key vendor’s unsuccessful new product rollout during the quarter. As a result, purchases by our resellers were either delayed or lost to competitive products of other vendors due to an adverse reaction to the terms and conditions of the new product. While the vendor did announce corrective changes to the program shortly after the quarter was completed, our sales were negatively impacted during the current quarter.

Partially offsetting the sales decrease in Catalyst Telecom was the performance of our newly formed ScanSource Communications sales unit, which increased sales by 10% in comparison to the prior year quarter. As previously announced, this new sales unit formally merged the Paracon and T2 Supply sales units effective January 1, 2008. The Company believes this merger will enable more sales and support resources for their customers.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource Latin American and European selling units. Sales for the overall international segment increased 17.4% or $13.8 million for the quarter ended March 31, 2008 and 27.9% or $63.7 million for the nine month period as compared to the same periods in the prior year. Excluding the impact of foreign exchange fluctuations, the increase in sales for the quarter and nine months ended March 31, 2008 would have been $4.1 million or 5.2% and $39.5 million or 17.3%, respectively.

Sales growth for the Company’s international segment was affected in the quarter ended March 31, 2008 by a pricing issue in Europe caused by the strengthening of the Euro against the US Dollar. This made the Company significantly less competitive during the current quarter and, as a result, the Company believes that it experienced a loss of market share. The Company is working with its vendors to prevent this from occurring in future periods.

Gross Profit

The following tables summarize the Company’s gross profit for the quarter and nine month period ended March 31, 2008:

(in thousands)	Quarter ended March 31,				% of Sales March 31,
	2008	2007	$ Change	% Change	2008	2007
North American distribution	$42,168	$41,351	$817	2.0%	10.0%	10.0%
International distribution	9,551	9,686	(135)	-1.4%	10.2%	12.2%

Gross profit	$51,719	$51,037	$682	1.3%	10.1%	10.4%

(in thousands)	Nine months ended March 31,				% of Sales March 31,
	2008	2007	$ Change	% Change	2008	2007
North American distribution	$134,466	$127,228	$7,238	5.7%	10.1%	10.3%
International distribution	34,554	28,424	6,130	21.6%	11.8%	12.5%

Gross profit	$169,020	$155,652	$13,368	8.6%	10.4%	10.6%

North American Distribution

Gross profit for the North American distribution segment increased 2.0% or $0.8 million for the quarter ended March 31, 2008 and 5.7% or $7.2 million for the nine month period as compared to the same periods in the prior year. The increase in both periods relates to increased sales volumes in comparison to the prior period.

Gross profit as a percentage of net sales for the North American distribution remained at 10% for the current and prior year quarter. However, on a year-to-date basis, this percentage was 10.1% and 10.3% for the nine months ended March 31, 2008 and 2007, respectively. This decrease is somewhat attributable to a less favorable product mix resulting from lower sales in the Company’s Catalyst Telecom sales unit.

International Distribution

Gross profit for the international distribution segment decreased by 1.4% or $0.1 million for the quarter ended March 31, 2008, but increased 21.6% or $6.1 million for the nine month period as compared to the same periods in the prior year. As previously discussed, sales volumes were down in the current quarter which resulted in lower gross profit. However, on a year-to-date basis, higher sales volumes have driven increased gross profit.

Gross profits, measured as a percentage of net sales, are typically higher in the international distribution segment versus North America. However, in the current quarter, gross profit percentage was negatively impacted in Europe due to the foreign currency issues previously mentioned. The weakening US Dollar allowed our competitors who purchase inventory in that currency the ability to lower their pricing without impacting their profitability. This made us significantly less competitive during the current quarter as the US Dollar continued to weaken against the Euro at a record rate and vendor pricing adjustments were not sufficient.

Operating Expenses

The following table summarizes our operating expenses for the quarter and nine months ended March 31, 2008:

	Period ended March 31,				% of Sales March 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Quarter	$32,723	$33,795	$(1,072)	-3.2%	6.4%	6.9%
Nine months	99,238	101,014	(1,776)	-1.8%	6.1%	6.9%

For the quarter ended March 31, 2008, operating expenses decreased by 3.2% or $1.1 million, as compared to the same comparative period in the prior year. This decrease is largely driven by approximately $3.0 million of legal and professional fees incurred during the comparative prior year quarter in connection with our stock option investigation and remediation activities. In the current quarter, these expenditures were not material. After excluding these costs, the Company’s operating expenditures actually increased by $1.9 million in comparison to the prior year quarter. This increase is largely attributable to overall higher expenditures associated with increased headcounts in comparison to the prior year quarter, and to a lesser extent, incremental costs associated with the lease of the Company’s new Southaven, Mississippi distribution facility which opened in December 2007. Internationally, the Company’s operating expenses were adversely impacted by the weakening of the US Dollar in comparison to the prior year comparative periods. However, in local currency terms, the Company did not experience any significant increase in operating expenses.

For the year-to-date period ended March 31, 2008, operating expenses decreased by 1.8%, or $1.8 million, as compared to the comparative period in the prior year. As discussed above, this decrease is largely driven by significantly lower expenditures related to our stock option investigation and remediation activities. To date, the Company has incurred $1.0 million of legal fees related to this investigation versus $7.9 million for the prior year-to-date period. Excluding these expenditures, operating expenses increased by $5.1 million for the year-to-date period ended March 31, 2008 in comparison to the prior year due primarily to overall higher expenditures associated with increased headcounts and the weaker US Dollar, as previously discussed.

Operating expenses as a percentage of sales decreased to 6.4% and 6.1% for the current year quarter and year-to-date periods, respectively. This percentage was 6.9% for both prior year comparative periods. As discussed, this decrease is largely attributable to the legal and professional fees incurred during the comparative prior periods in connection with our stock option investigation and remediation activities.

Operating Income

The following table summarizes our operating income for the quarter and nine months ended March 31, 2008:

	Period ended March 31,				% of Sales March 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Quarter	$18,996	$17,242	$1,754	10.2%	3.7%	3.5%
Nine months	69,782	54,638	15,144	27.7%	4.3%	3.7%

Operating income increased 10.2% or $1.8 million for the quarter ended March 31, 2008 and 27.7% or $15.1 million for the nine month period ended March 31, 2008 as compared to the same periods in the prior year. This increase for both periods is attributable to higher sales volumes achieved in both North America and international distribution segments, as well as significantly lower expenditures related to the Special Committee investigation into our stock option granting practices.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarter and nine months ended March 31, 2008:

	Quarter ended March 31,				% of Sales March 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Interest expense	$1,097	$1,939	$(842)	-43.4%	0.2%	0.4%
Interest income	(401)	(246)	(155)	63.0%	-0.1%	0.0%
Net foreign exchange loss	262	235	27	11.5%	0.1%	0.0%
Other, net	24	(94)	118	-125.5%	0.0%	0.0%

Total other expense, net	$982	$1,834	$(852)	-46.5%	0.2%	0.4%

	Nine months ended March 31,				% of Sales March 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Interest expense	$4,496	$5,464	$(968)	-17.7%	0.3%	0.3%
Interest income	(1,108)	(529)	(579)	109.5%	-0.1%	0.0%
Net foreign exchange loss (gain)	111	(153)	264	-172.5%	0.0%	0.0%
Other, net	(229)	(267)	38	-14.2%	-0.1%	0.0%

Total other expense, net	$3,270	$4,515	$(1,245)	-27.6%	0.2%	0.3%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and nine months ended March 31, 2008 was $1.1 million and $4.5 million, respectively, compared to $1.9 million and $5.5 million for the comparative prior year periods. The improvement in interest expense for both periods is primarily attributable to lower average debt balances, and to a lesser extent, lower interest rates. The Company achieved lower debt by negotiating extended payment terms for certain key vendors which increased average accounts payable as well as reducing outstanding debt by applying proceeds received from the sale of the Memphis warehouse and the exercise of stock options.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. The change in foreign exchange gains for the quarter ended March 31, 2008 as compared to the prior year are primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $7.0 million and $25.3 million for the quarter and nine months ended March 31, 2008, respectively, reflecting an effective income tax rate of 38.8% and 38.1%, respectively. The effective rate for the prior fiscal year was 37.8%.

Minority Interest in Income of Consolidated Subsidiaries

The Company consolidates subsidiaries that have a minority ownership interest. In the comparative prior year periods, the Company recorded a minority interest reflecting outside ownership of Netpoint, which is included in our international distribution segment. Effective July 1, 2007, the Company owns 100% of this subsidiary.

Net Income

The following table summarizes our net income for the quarter and nine months ended March 31, 2008:

	Period ended March 31,				% of Sales March 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Quarter	$11,028	$10,071	$957	9.5%	2.1%	2.0%
Nine months	41,165	31,323	9,842	31.4%	2.5%	2.1%

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

The Company’s cash and cash equivalent balance totaled $6.0 million at March 31, 2008 compared to $1.9 million at June 30, 2007. The Company’s working capital increased to $402 million at March 31, 2008 from $353 million at June 30, 2007. This increase resulted primarily from a $34.7 million decrease in accounts payable and a $24.9 million increase in inventories, partially offset by a $12.3 million decrease in accounts receivable.

The number of day’s sales in receivables (DSO) was 59 at March 31, 2008, compared to 60 days at June 30, 2007, which can reflect collection improvement in our operations as well as a favorable change in business unit sales mix, as certain of our domestic business units have higher DSO’s than others.

Vendor payable days decreased to 43 days for the quarter ended March 31, 2008 compared to 63 days for the previous quarter ended December 31, 2007 and 49 days as of June 30, 2007. The twenty day quarter over quarter decrease is due primarily to lower purchases and the timing of the payment of those purchases and to a lesser degree lower outstanding checks.

Inventory turnover decreased slightly to 5.8 times for the quarter ended March 31, 2008 from 6.7 times for the quarter ended June 30, 2007 and 6.3 times for the quarter ended December 31, 2007. This decrease is largely attributable to lower than anticipated sales volume relative to the comparative period.

Cash provided by operating activities was $9.9 million for the nine months ended March 31, 2008 compared to $49.2 million of cash used in operating activities for the nine months ended March 31, 2007. Lower than anticipated sales during the current quarter resulted in lower A/R balances and fewer inventory purchases than expected during the period. In addition, the Company generated approximately $10 million of additional net income than in the comparative period. As a result, the Company generated positive cash flows from operations for the nine month period.

Cash used in investing activities for the nine months ended March 31, 2008 was $1.8 million, compared to $53.1 million used in the comparative prior year period. In the comparable prior year period, the Company acquired T2 Supply for $50.6 million, which accounts for the majority of this variance, as acquisition activity in the current year-to-date period was not material. The Company purchased the assets of PC4 in January 2008 for $1.2 million and purchased the remaining outstanding shares of Netpoint for $1.1 million. The Company had capital expenditures of $5.6 million in the current year-to-date period, which was approximately $2.5 million higher than the comparative prior year period. The large majority of the current year’s expenditures reflect purchases of equipment, software, and furniture related to the Company’s new distribution facility located in Southaven, Mississippi. Cash used for acquisitions and capital expenditures were offset by the receipt of approximately $6.1 million, net of commissions, related to the sale of our former distribution facility in Memphis, Tennessee.

Cash used in financing activities was $4.4 million for the nine month period ended March 31, 2008 compared to cash provided of $101.4 million for the nine month period ended March 31, 2007. At March 31, 2008, the Company’s interest bearing debt was $99.7 million, compared to $111 million at June 30, 2007. This reduction in debt outstanding is largely attributable to reduced inventory purchases in the current quarter and, to some extent, extended terms on certain vendors’ payables. In the comparative prior period, the Company increased its borrowings to finance the acquisition of T2 Supply in the quarter ended September 30, 2006. In the current quarter, the Company also received over $7.3 million in proceeds related to the exercise of stock options and remediation payments from Section 16 officers in connection with our stock option investigation previously discussed. In the comparative prior year period, the Company only received $1 million related to stock option exercises.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully paid. In any event, all principal and accrued interest will be due and payable on September 28, 2012. The note may be prepaid in whole or in part at any time without penalty. On January 4, 2008, the Company entered into an interest rate swap with a notional amount of $25 million and designated this instrument as a cash flow hedge of our exposure to variability in future cash flows associated with the $25 million note payable. Under the terms of the swap, the Company pays a fixed rate of 3.65% on the $25 million notional amount and receives payments from a counterparty based on 30 day LIBOR for a term ending on September 28, 2011.

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. This revolving credit facility refinances and replaces the Company’s previous $180 million multi-currency revolving credit facility. The new facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2008 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The new agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of March 31, 2008.

The effective weighted average interest rate on the Company’s revolving credit facility as of March 31, 2008 was 4.69% and as of June 30, 2007 was 6.41%. The outstanding borrowings at March 31, 2008 were $69.5 million on a total commitment of $250 million, leaving approximately $180.5 million available for additional borrowings, as of this date.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The Company receives advances on this loan on an as needed basis to pay the ongoing costs of the project, not to exceed $6 million. The outstanding balance on this facility was $3.9 million as of March 31, 2008, and the effective interest rate was 3.96%.

On August 17, 2006, the Company obtained a secured revolving credit facility with a borrowing limit of €3.0 million. At March 31, 2008, the balance was €0.8 million or $1.3 million, and the effective rate of interest was 5.11%.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

In March 2008, the Financial Accounting Standards Board, or (“FASB”), issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the third quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its condensed consolidated financial statements.

In December 2007, the FASB issued the Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its condensed consolidated financial statements.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and nine months ended March 31, 2008 would have resulted in an approximately $0.2 million and $0.7 million increase or decrease, respectively, in pre-tax income.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At March 31, 2008, the Company’s currency forward contracts outstanding were immaterial. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008. During the third quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 9, 2008