Form 10-K
period 2008-06-30
SCANSOURCE INC
filed 2008-08-28
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2007 was $829,661,000, as computed by reference to the closing price of such stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2008
Common Stock, no par value per share	26,349,520 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2008 are incorporated by reference into Part II of this Form 10-K, and portions of the Registrant’s Proxy Statement to be furnished in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” and “Legal Proceedings” sections and elsewhere herein and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere in our Annual Report to Shareholders for the fiscal year ended June 30, 2008 (which is incorporated by reference herein), which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Form 10-K and in our Annual Report to Shareholders pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

ITEM 1.	Business.

ScanSource, Inc. (the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource Latin American and European sales units. On April 4, 2008, the Company announced that it had expanded its communications business internationally through the acquisition of MTV Telecom (Distribution) PLC, a UK-based distributor of voice and data solutions. See Note 13 to the Notes to Consolidated Financial Statements of the Company included in the Annual Report to Shareholders for the fiscal year ended June 30, 2008 for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

North American Distribution Segment

ScanSource POS and Barcoding Sales Unit

The ScanSource POS and Barcoding sales unit markets AIDC and POS products which interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management. The bar code family of products is referred to as automatic identification and data capture (AIDC) because it includes all types of portable data collection terminals, wireless products and bar code label printers, in addition to scanners. POS products are those PC-based products that have replaced electronic cash registers in retail and hospitality environments and the peripheral products that attach to them. These peripheral devices include such items as cash drawers, pole displays, signature capture units, display monitors and magnetic strip readers. In addition to these peripheral devices, ScanSource POS and Barcoding also sells products that attach to the POS network in the store, including kiosks, network access points, routers and digital signage displays.

ScanSource POS and Barcoding sales unit vendors include most of the leading AIDC and POS manufacturers, including APG, Cherry Electrical, Cisco, Cognitive Solutions, Datalogic, Datamax, Elo, Epson America, Honeywell, IBM, Intermec, Ithaca Peripherals, Magtek, Microsoft, MMF Cash Drawer, Motorola, NCR, Pioneer, Posiflex, Sato, and Zebra Technologies.

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Global Communication Solutions (GCS), Small Market Business Solutions (SMBS) and internet protocol (IP) products. Catalyst Telecom also markets products complementary to the Avaya product line from vendors including Extreme Networks, Juniper Networks, Plantronics, Polycom, and multiple wireless vendors.

ScanSource Communications Sales Unit

The ScanSource Communications sales unit was created in 2008 with the merger of two of the Company’s former sales units, Paracon and T2 Supply. ScanSource Communications is a comprehensive value-added distributor of total communications solutions, including video and audio conferencing products; telephony solutions including Voice over IP (VoIP); and computer telephony building blocks. ScanSource Communications’ manufacturing partners include Polycom, Dialogic, Plantronics, Audiocodes, Cisco, Adtran, Quintum, and Envox.

ScanSource Security Distribution Sales Unit

The ScanSource Security Distribution sales unit focuses on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes identification, access control, video surveillance, intrusion-related, and wireless infrastructure products. Manufacturers include Alvarion, Axis, Datacard, Digiop, DSC, Fargo, Firetide, HID, GE Security, Motorola Wireless, Panasonic, Sony, Tropos and Zebra Card.

International Distribution Segment

The Company’s international distribution segment markets AIDC, POS, and communications products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource POS and Barcoding and ScanSource Communications sales units of the North American distribution segment. As discussed previously, the Company acquired MTV Telecom, a UK-based distributor of voice and data solutions. Key vendors for this new sales unit include Avaya, Siemens, Panasonic, and Swyx.

See Item 1A. “Risks Factors” below for a discussion of certain risks relating to the Company’s international operations.

Products and Markets

The Company currently markets over 55,000 products from approximately 160 hardware and software vendors to over 20,000 reseller customers primarily from its central warehouses in Mississippi, Florida, Mexico and Belgium.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as healthcare. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, VoIP systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems. Electronic security products include identification, access control, video surveillance, and intrusion-related products, and wireless infrastructure products.

See “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008 for a discussion of the amount of the Company’s net sales contributed by product categories.

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

Competition among an expanding number of manufacturers typically causes product prices to decrease and product applications to expand, which has resulted in an increasing number of resellers entering the market in order to support a broader base of potential end-users. As the number of resellers and end-users has grown, competition among manufacturers and within the reseller channel has intensified. Because many specialty technology manufacturers develop products that represent only one part of a total solution, most products eventually are developed to provide interoperability among products from multiple manufacturers. As a result of interoperability, a variety of manufacturers’ products are typically configured together to create a system solution. Therefore, both manufacturers and resellers have become more dependent upon value-added wholesale distributors such as ScanSource for the aggregation of products and reseller support services, as well as the organization and maintenance of an efficient market structure.

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

Customers

The Company’s reseller customers currently include over 20,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. No single customer accounted for more than 6% of the Company’s total net sales for fiscal 2008. The Company generally targets two types of reseller customers:

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

Sales and Electronic Commerce

The Company’s 299-member sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Belgium, France, Germany, the United Kingdom, and the Netherlands. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with their assigned customers. The Company also employs business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Central Warehouse and Shipping

In February, 2008, the Company announced the relocation of its distribution center from its former location in Memphis, Tennessee to its new location in Southaven, Mississippi. This new 600,000 square foot distribution center is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. The Company utilizes a third party warehouse located in Liege, Belgium that serves all of Europe, including the United Kingdom. The Company has additional warehouse facilities in Florida and Mexico, which serve Latin America (including Mexico). The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital borrowings; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. The Company’s objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

Financial Services

The Company routinely offers competitive credit terms relative to the specific geographic area for qualified resellers and facilitates various third party financing options, including leasing, flooring, and other secured financing. The Company believes this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

Competition

The markets in which the Company operates, as identified above, are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. The Company’s competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers that sell to franchisees, third-party dealers and end-users. Certain of the Company’s current and potential competitors have greater financial, technical, marketing and other resources than the Company has and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units over the last several years as broadline and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share by the Company.

Employees

As of June 30, 2008, the Company had 1,059 employees located in North America, Latin America (including Mexico) and Europe, none of whom was a member of an industry trade union or collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource POS and Barcode”, “Catalyst Telecom”, “ScanSource Communications”, “Partner Services”, and “ScanSource Security Distribution”.

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

Additional Information

The Company’s principal internet address is www.scansourceinc.com. The Company provides its annual and quarterly reports free of charge on www.scansourceinc.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission (“SEC”). We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge, on our website.

ITEM 1A.	Risk Factors.

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our securities. There also are other risks that we may not describe, generally because we currently do not perceive them to be material, that could impact us. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

People – If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our operating results could be adversely affected by increased competition for employees, higher employee turnover, or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values and we attempt to hire employees who are committed to these values. We want employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.

Many of our employees work in small teams to provide specific services to vendors and customers. They are trained to develop their knowledge of vendor products, programs and practices, and customer business needs, as well as to enhance the skills required to provide exceptional service and to manage our business. As they gain experience and develop their knowledge and skills, our employees become highly desired by other businesses. Therefore, to retain our employees, we have to provide a satisfying work environment and competitive compensation and benefits. If our costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

Our continued growth is also dependent, in part, on the skills, experience and efforts of our senior management, including but not limited to, Michael Baur, our Chief Executive Officer. While we have recently entered into a new employment agreement with Mr. Baur and we have obtained a key person life insurance policy on his life, the loss of the services of Mr. Baur or any member of our senior management team could also have an adverse effect on our business, financial condition and results of operations. We may not be successful in retaining the members of our senior management team or our other key employees.

Vendor relationships – Our success is highly dependent on our relationships with vendors and on product supply and availability. There can be no assurance that our relationships will continue as currently in effect.

Our success is highly dependent on our relationships and agreements with major vendors and our ability to support the products and programs they offer. Sales of products from our ten largest vendors accounted for approximately 85% of our net sales for fiscal 2008. Although we believe our relationships with our major vendors are good, there can be no assurance that these relationships will continue as currently in effect. The loss or deterioration of our relationship with a major vendor, the authorization by a major vendor of additional wholesale distributors, a change in a major vendor’s strategy (such as increasing direct sales), the consolidation of major vendors, the deterioration of a major vendor’s financial condition, the inability of a major vendor to continue the support of its products, or the failure by us to sustain good relationships with a major vendor and to add new vendors could have a material adverse effect on our business, financial condition, and results of operations.

        From time to time, we experience short-term shortages in availability of some products from vendors. Our ability to obtain particular products in the required quantities and to fulfill customer orders on a timely basis is critical to our success. Vendors who currently distribute their products through us may decide to shift to or substantially increase their existing distribution, through or to other distributors, their own dealer networks, or directly to resellers or end-users. Our vendors have, from time to time, made efforts to reduce the number of distributors with which they do business. These efforts could result in more competition and pricing pressures as distributors seek to secure distribution rights, which could have an adverse affect on our operating results. If vendors are not able to provide us with an adequate supply of products to fulfill our customers’ orders on a timely basis or if we cannot otherwise obtain particular products, our reputation, sales and profitability may suffer.

The relationships with most of our major vendors are governed by vendor agreements. These agreements generally contain provisions for periodic renewals and for termination by the vendors without cause and typically upon short notice. They also frequently provide the payment terms, which generally provide us with favorable liquidity. Some of our vendor agreements require minimum purchase amounts or the maintenance of a representative assortment of the vendors’ full line of products. Our vendors generally have the ability to make significant and adverse changes in their sales terms and conditions. Such changes may include reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us. In some cases we have no guaranteed price or delivery agreements with our vendors. Our inability to pass through to our reseller customers the financial impact of these changes could cause us to record inventory write-downs or other losses and could have an adverse affect on our gross margins.

As is typical in our industry, we receive volume discounts and certain credits for market development from most of our vendors. These purchase discounts and rebates affect our gross margins. The termination of one of these agreements with a major vendor, or its failure to continue to offer terms that are as favorable to us as current terms, could have an adverse effect on our business, financial condition, and results of operations.

Customer relationships – We operate in a highly competitive environment and good customer relations are critical to our success. There can be no assurance that we will be able to retain and expand our customer relationships or acquire new customers.

Meeting our customers’ needs quickly and fairly is critical to our business success. Our transactions with our customers are generally performed on a purchase order basis rather than under long term supply agreements. Our customers generally do not have an obligation to purchase from us. Therefore, our customers can readily switch vendors. From time to time, we experience shortages in availability of some products from vendors, and this impacts our customers’ decisions regarding whether to make purchases from us. Anything that negatively impacts our customer relations also can negatively impact our operating results. Accordingly, our sales can vary as a result of fluctuations in pricing, product availability, and general competitive and economic conditions.

Centralized functions – We have centralized a number of functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations could have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products in North America from a single warehouse near Memphis, Tennessee (with corresponding arrangements for our Latin American and European markets). Similarly, we utilize a single information system based in Greenville, South Carolina. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions could significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

Although we have business interruption insurance, not all losses are covered, and an uninsured loss from electrical or telephone failure, fire or other casualty, or other disruption could have an adverse effect on our business, financial condition, and results of operations. In addition, there are limits on all of our insurance coverage, and it is possible that losses might exceed that coverage.

Systems – Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. In addition, our customers rely increasingly on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business.

In order to continue support of our growth, we plan to make technological upgrades to our information systems. This can be a lengthy and expensive process that may result in a significant diversion of resources from other operations. In addition, the information systems of companies we acquire may not be sufficient to meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. In addition, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs, and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse affect on our financial results and operations.

Many of our customers use our website to check real-time product availability, see their customized pricing and to place orders. The Internet and individual websites have experienced a number of disruptions and slowdowns. In addition, some websites have experienced security breakdowns. While our website has not experienced any material disruptions or security breakdowns, any disruptions or breaches in security or a breach that compromises sensitive information could harm our relationship with our vendors, customers and other business partners. Any material disruption of our website or the Internet in general could impair our order processing or prevent our vendors and customers from accessing information and could adversely affect our operations.

International operations – Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically.

We currently have facilities in seven foreign countries and sell products in a number of others. These operations are subject to a variety of risks that either are in addition to the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•

Changes in international trade laws, such as the North American Free Trade Agreement, affecting our import and export activities, including export license requirements, restrictions on the export of certain technology, and tariff changes;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Changes in, or expiration of, various foreign incentives that provide economic benefits to us;

•	Changes in labor laws and regulations affecting our ability to hire and retain employees;

•	Fluctuations of foreign currency, exchange controls and currency devaluations;

•	Potential political instability and changes in governments;

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers;

•	Potential regulatory changes, including foreign environmental restrictions; and

•	Different general economic conditions.

Our sales growth and gross profit for our international operations were adversely affected by pricing issues in our European operations caused by the strengthening of the Euro against the U.S. Dollar. This made us significantly less competitive in Europe as the U.S. Dollar continued to weaken against the Euro at a record rate. Our competitors, some of whom purchase inventory in U.S. Dollars, were able to lower their prices during this period without impacting their profitability.

        Because we have operations in Canada, Mexico and Europe, we are exposed to fluctuations in foreign currency exchange rates. Exchange rate fluctuations may cause our international results to fluctuate significantly when reflected in U.S. Dollar terms. We manage our exposure to fluctuations in the value of currencies using various derivative instruments. However, we may not be able to mitigate all foreign currency related risk. In addition, in foreign markets we are more dependent upon third party providers of key services, such as third party freight forwarders and third party warehouses. Adverse changes in any of these third party services could have an adverse effect on our business, financial condition, and results of operations. As we expand our international operations, we expect these risks to increase.

Credit exposure – We have credit exposure to our reseller customers. Any adverse trends in their businesses could cause us to suffer credit losses.

We have credit exposure to our reseller customers and negative trends in their businesses could increase our credit risk. As is customary in our industry, we extend credit to our reseller customers and most of our sales are on open accounts. We may be unable to collect on receivables if our reseller customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk. While we evaluate resellers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses in excess of historical levels would negatively impact our performance. In addition, for financial reporting purposes we estimate future credit losses and establish an appropriate reserve. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted.

Narrow profit margins – Our narrow margins significantly impact our operating results.

Because we are a distributor in a highly competitive industry, we have significant price competition that results in narrow gross profit and operating profit margins. Because these margins are narrow, fluctuations in sales can have a significant impact on our overall operating results.

Competition – We experience intense competition in all of our markets. Such competition could result in reduced margins and loss of our market share.

        The markets that we operate in are highly competitive. We compete on the basis of price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services, and availability of technical and product information. Our competitors include regional and national wholesale distributors as well as hardware manufacturers (including most of our vendors) that sell directly to resellers and to end users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units as broadline and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share. As a result of intense price competition in our industry, our gross margins and our operating profit margins have historically been narrow and we expect them to be narrow in the future.

To remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have a negative impact on our financial results.

Economic conditions – A further slowdown in economic activity could negatively impact our sales and operating results.

Our sales levels reflect not only the implementation and success of our growth strategies, but also general economic conditions and industry trends. To the extent that general economic conditions are poor, particularly if they are poor in the industry segments that we serve the most, our sales will be negatively impacted. If the current economic conditions continue or worsen, we may experience increased competitive pricing pressures, increased operating costs, operating losses, elevated levels of obsolete inventory, inventory write-downs and bad debt losses, as well as reduced availability of financing for us and our customers. Delays or reduction in IT spending could have an adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive.

Growth strategies – If we fail to effectively manage and implement our growth strategies, we may experience a negative effect on our business and financial results.

A significant component of our growth strategy has been to add new vendors and products, and we expect to be able to enter new product markets in the future. Expansion of our existing product markets and entry into new product markets divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), result in new or more intense competition, may require longer implementation times or greater start-up expenditures than anticipated, and may otherwise fail to achieve the desired results in a timely fashion, if at all. In addition, while we have been very successful in adding new vendors in the past, we already represent most of the significant vendors in our primary areas of focus, and there is regular consolidation among our vendors. As a result, there may be fewer expansion opportunities of this nature in the future. If we are unable to increase our sales and earnings by expanding our product offerings in a cost effective manner, then the valuation of our stock may decrease.

Our ability to successfully manage our growth will require continued enhancement of our operational, managerial, and financial resources and controls. Our failure to effectively manage our growth could have an adverse effect on our business, financial condition, and results of operations. Additionally, our growth may increase our working capital requirements and as a result, we may require additional equity or debt financing. Such financing may not be available on terms that are favorable to us, if at all.

Inventory – The value of our inventory may be adversely affected by market and other factors.

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers or by technological changes affecting the usefulness or desirability of our products. Under the terms of most of our vendor agreements and the policy of most manufacturers of specialty technology products, we have some price protection and stock rotation opportunities with respect to slow moving or obsolete inventory items. However, these protections are limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these industry practices are sometimes not reflected in vendor agreements and their application in a particular situation is dependent upon negotiations between our vendors and us. As a result, from time-to-time we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition, and results of operations.

During an economic downturn, it is possible that prices may decline due to an oversupply of product, and therefore, there may be a greater risk of declines in inventory value. In addition, our vendors may become insolvent and unable to fulfill their protect obligations to us. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technologies could have an adverse effect on our business, financial condition, and results of operations.

Laws and regulations – Changes in tax laws, accounting rules, and other laws and regulations may adversely impact us.

We are subject to a wide range of local, state and federal laws and regulations. While we plan our operations based upon existing and anticipated laws and regulations, we cannot anticipate every change and can have only little, if any, impact on others. We are particularly susceptible to changes in income and other tax laws, laws regulating international trade, and accounting and securities disclosure laws and regulations. For instance, a change in current accounting standards could have a significant adverse effect on our reported earnings. To a lesser degree, changes in environmental regulation, including electronic waste recovery legislation, may impact us. In each case, a change in the laws or regulations that we are required to comply with could have an adverse impact on our business operations or financial results.

Quarterly fluctuations – Our net sales and operating results are dependent on a number of factors. Our net sales may fluctuate from quarter to quarter and these fluctuations may cause volatility in our stock price.

Our net sales and operating results may fluctuate quarterly as a result of changes in demand for our products and services, the introduction of new technology, actions by our competitors, changes in vendors’ prices or price protection policies, changes in vendors’ business practices or strategies, changes in freight rates, the timing of the addition of operating expenses to support our growth, the timing of major marketing or other service projects, product supply shortages, and the general economic factors referenced above. In addition, a substantial portion of our net sales in each quarter results from orders booked in that quarter, which are difficult to accurately forecast in advance. As a result, our performance in one period may vary significantly from our performance in the preceding quarter, and may differ significantly from our forecast of performance from quarter to quarter. The impact of these variances may cause volatility in our stock price.

Third-party freight carriers – We are dependent on third-parties for the delivery of a majority of our products. Changes in shipping terms or the failure or inability of our third-party shippers to perform could have an adverse impact on our business and results of operations.

We are dependent upon major shipping companies, including Federal Express and United Parcel Service, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), could have an adverse effect on our business, financial condition, and results of operations. Recently, we have experienced significant increases in shipping costs due to increases in fuel costs. If our shipping costs increase or remain high, it may adversely affect our financial results if we are unable to pass on these higher costs to our customers.

Litigation – We routinely are involved in litigation that can be costly and lead to adverse results.

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. In addition, as a public company with a large shareholder base, we are susceptible to class-action and other litigation resulting from disclosures that we make and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or probable and estimable. In some instances we are insured for the potential losses; in other instances we are not. An uninsured adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations.

See Item 3. “Legal Proceedings” below for information concerning certain litigation to which we are currently a party.

Capital Resources – Market factors may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions. Changes in payment terms with either suppliers or customers could increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under a subsidiary’s line of credit to satisfy our capital needs and to finance growth. While we believe that our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in our credit rating as well as macroeconomic factors such as a general economic downturn may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property which it sublets. Prior to February 2008, the Company’s North American distribution facility was located in Memphis, Tennessee. In February 2008, the Company completed the process of relocating its North American distribution operations from this location to its new location in Southaven, Mississippi, allowing for substantially expanded warehousing capacity. The new facility will accommodate approximately 600,000 square feet with an optional 147,000 square feet of available expansion space. In connection with this relocation, the Company entered into a ten year lease, with options to extend the lease for two consecutive five year periods. Shortly after operations commenced in the Southaven facility, the Company completed the sale of its former distribution facility in Memphis, Tennessee.

The Company also leases 22,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Brussels, Belgium, 8,000 square feet of office space and distribution center space in Egham, England and 1,000 square feet of office space in Eagan, Minnesota. The Company leases approximately 38,000 square feet of third party warehouse space in Liege, Belgium.

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

On January 24, 2008, the Company announced that it had received written notice from the SEC advising it that the SEC’s investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

On March 10, 2008 the Company filed a motion to dismiss consolidated shareholder derivative lawsuits. The original lawsuit was filed on November 21, 2006 by a purported stockholder in the United States District Court for the District of South Carolina in Greenville, South Carolina against certain current and former officers and directors of the Company and against the Company, as a nominal defendant, asserting causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. The lawsuit seeks relief in the form of an accounting, rescission, unspecified money damages, disgorgement, attorneys’ fees, fees and expenses and other relief.

On March 25, 2008, the Court confirmed the prior appointment of the plaintiff as lead plaintiff and the consolidation of subsequent actions that related to the same facts. This order effected a consolidation of a second derivative lawsuit that had been filed on April 11, 2007 and was a substantially similar derivative lawsuit to the first action.

The Company’s ongoing costs to defend the derivative litigation are being paid by its insurance carrier. On November 27, 2006 and April 13, 2007, the Company provided notice to its insurance carrier of these actions. The Company’s insurance carrier, subject to a reservation of rights, provided a preliminary position on the coverage of these derivative claims in which the carrier indicated that these lawsuit allegations appear to constitute a claim within coverage of the Company’s insurance policy. The carrier continues to assess coverage of these matters.

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

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to the section entitled “Market for the Registrant’s Common Stock and Related Shareholder Matters” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008.

ITEM 6.	Selected Financial Data.

The information called for by this Item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is incorporated herein by reference to the section entitled “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) of this Form 10-K are incorporated herein by reference to the corresponding sections of the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K and related Report of Independent Registered Public Accounting Firm are included in this report on pages F-1 and F-2.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2008, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008, which is incorporated by reference in this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the close of its fiscal year ended June 30, 2008, a definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Company’s 2008 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2008.

ITEM 11.	Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation” and “Compensation Committee Report” in the Company’s 2008 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2008 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the information presented under the heading “Certain Relationships and Related Transactions” and “Directors and Executive Officers of the Registrant” in the Company’s 2008 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2008.

ITEM 14.	Principal Accounting Fees and Services.

Incorporated by reference to the information presented under the heading “Principal Accountant Fees and Services” in the Company’s 2008 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements: The following financial statements of ScanSource, Inc. and Independent Registered Public Accounting Firm’s Reports are incorporated herein by reference from the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Income Statements for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)

Financial Statement Schedule: The following financial statement schedule of ScanSource, Inc. and related Report of Independent Registered Public Accounting Firm for the years ended June 30, 2008, 2007 and 2006 are presented on pages F-1 and F-2.

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

August 28, 2008

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. FOODY James G. Foody	Chairman of the Board	August 28, 2008

/s/ MICHAEL L. BAUR Michael L. Baur	Chief Executive Officer and Director (principal executive officer)	August 28, 2008

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	August 28, 2008

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	August 28, 2008

/s/ MICHAEL J. GRAINGER Michael J. Grainger	Director	August 28, 2008

/s/ JOHN P. REILLY John P. Reilly	Director	August 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the consolidated financial statements of ScanSource, Inc. and subsidiaries as of June 30, 2008 and 2007, and for each of the three years in the period ended June 30, 2008, and have issued our report thereon dated August 27, 2008; such financial statements and report are included in the 2008 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 27, 2008

F-1

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (A)	Recoveries And Other Additions	Balance at End of Period
Valuation account for trade and notes receivable:

Year ended June 30, 2006	$10,974	2,702	(3,395)	1,244	$11,525

Trade and current note receivable allowance					$11,508

Long-term note allowance					$17

Year ended June 30, 2007	$11,525	8,858	(7,392)	1,629	$14,620

Trade and current note receivable allowance					$13,342

Long-term note allowance					$1,278

Year ended June 30, 2008	$14,620	6,504	(6,110)	828	$15,842

Trade and current note receivable allowance					$15,842

Long-term note allowance					$—

(A)

Reductions amounts represent write-offs for the years indicated. For the year ended June 30, 2006, reductions includes approximately $2.8 million payables to customers which was reclassified to other liabilities, net of returns allowance of $2.0 million reclassified from inventory.

F-2

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2004).

3.2	Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

4.1	Form of Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on February 7, 1994, Registration No. 33-75026-A).

10.1†	1993 Incentive Stock Option Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 filed with the Commission on January 23, 1997, Registration No. 333-20231).

10.2†	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.3†	Amended and Restated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Commission on December 11, 2007).

10.4†	Amended and Restated Director’s Equity Compensation Plan. (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement filed October 26, 2006).

10.5†	Form of Incentive Stock Option Agreement under the 2002 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the SEC on January 11, 2005).

10.6*†	Form of Incentive Stock Option Agreement for options granted under the 2002 Long-Term Incentive Plan after December 4, 2007.

10.7†	Nonqualified Deferred Compensation Plan effective July 1, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.8†	Employment Agreement dated as of January 1, 2004 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

10.9†	Employment Agreement Addendum dated as of January 1, 2005 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.10†	Employment Agreement dated as of October 13, 2005 between the Registrant and Richard P. Cleys. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.11†	Employment Agreement dated as of October 13, 2005 between the Registrant and Michael L. Baur. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.12†	Employment Agreement Addendum dated as of January 1, 2006 between the Registrant and Robert S. McLain, Jr. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

E-1

10.13†	Employment Agreement dated as of June 20, 2007 between the Registrant and R. Scott Benbenek. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2007).

10.14†	Employment Agreement dated as of June 20, 2007 between the Registrant and Andrea D. Meade. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2007).

10.15†	Form of Amendment to Stock Option Agreement and Promise to Make Cash Payment for Andrea Meade and Scott Benbenek. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2007).

10.16†	Amendment to Stock Option Agreement and Promise to Make Cash Payment for Richard Cleys and Bobby McLain. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2007).

10.17†	Description of Option Remediation for Certain Executive Officers and Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2007).

10.18*†	Amended and Restated Employment Agreement effective as of June 30, 2008 between the Registrant and Richard P. Cleys.

10.19*†	Amended and Restated Employment Agreement effective as of June 30, 2008 between the Registrant and Michael L. Baur.

10.20	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2004).

10.21	First Amendment dated as of May 13, 2005 to Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2005).

10.22	Agreement for Purchase and Sale dated as of September 22, 2005 between the Registrant’s wholly owned subsidiary, Logue Court Properties, LLC, and Robert W. Bruce, and Camperdown Company, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.23	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2006).

E-2

10.24	Waivers dated as of November 9, 2006 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006).

10.25	Amendment dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007).

10.26	Waivers dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007).

10.27	Third Amendment dated as of April 20, 2007 to its Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2007).

10.28+	Industrial Lease Agreement dated April 27, 2007 between the Registrant and Industrial Developments International, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2007).

10.29	Waivers dated as of May 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2007).

10.30	Credit Agreement dated as of September 28, 2007, among ScanSource, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto and, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank, Wachovia Bank, N.A. as Syndication Agent, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with Commission on October 1, 2007).

10.31*	Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC, a wholly owned subsidiary of ScanSource, Inc., and Kansas City Life Insurance Company.

10.32*	Amendment dated as of January 18, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company.

10.33*	Amendment dated as of January 30, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company.

13.1*	The Registrant’s Annual Report to Shareholders for the Fiscal Year Ended June 30, 2008.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted by the Commission with respect to certain information in this exhibit pursuant to a confidential treatment request.

E-3