Form 10-Q
period 2008-09-30
SCANSOURCE INC
filed 2008-11-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

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

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, no par value per share	26,408,245 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2008

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” “Legal Proceedings,” and “Risk Factors,” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended June 30, 2008 and in this Form 10-Q. The forward-looking information we have provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	September 30, 2008	June 30, 2008 *
Assets
Current assets:
Cash and cash equivalents	$16,208	$15,224
Trade and notes receivable:
Trade, less allowance of $18,320 at September 30, 2008 and $17,244 at June 30, 2008	344,115	360,154
Other receivables	9,378	8,052
Inventories	283,960	280,077
Prepaid expenses and other assets	6,463	5,556
Deferred income taxes	11,746	11,428

Total current assets	671,870	680,491

Property and equipment, net	23,473	22,420
Goodwill	34,852	36,121
Other assets, including identifiable intangible assets	32,362	33,174

Total assets	$762,557	$772,206

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Short-term borrowings	2,043	7,649
Trade accounts payable	279,399	265,284
Accrued expenses and other liabilities	27,480	34,337
Income taxes payable	8,221	4,585

Total current liabilities	317,143	311,855
Long-term debt	30,369	29,576
Borrowings under revolving credit facility	—	27,047
Other long-term liabilities	8,342	7,975

Total liabilities	355,854	376,453

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,406,245 and 26,349,520 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	99,372	96,097
Retained earnings	302,564	290,134
Accumulated other comprehensive income	4,767	9,522

Total shareholders’ equity	406,703	395,753

Total liabilities and shareholders’ equity	$762,557	$772,206

*	Derived from audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended September 30,
	2008	2007
Net sales	$539,825	$553,691
Cost of goods sold	484,323	495,567

Gross profit	55,502	58,124

Operating expenses:
Selling, general and administrative expenses	34,874	32,771

Operating income	20,628	25,353

Other expense (income):
Interest expense	579	2,125
Interest income	(351)	(303)
Other, net	277	(152)

Other expense, net	505	1,670

Income before income taxes	20,123	23,683
Provision for income taxes	7,693	8,997

Net income	$12,430	$14,686

Per share data:
Net income per common share, basic	$0.47	$0.57

Weighted-average shares outstanding, basic	26,364	25,866

Net income per common share, diluted	$0.47	$0.56

Weighted-average shares outstanding, diluted	26,611	26,276

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2008	26,349,520	$96,097	$290,134	$9,522	$395,753

Comprehensive Income:
Net income	—	—	12,430	—	12,430
Unrealized loss on hedged transaction, net of tax of $55	—	—	—	(90)	(90)
Foreign currency translation adjustment	—	—	—	(4,665)	(4,665)

Total comprehensive income					7,675

Exercise of stock options	56,725	674	—	—	674
Share based compensation	—	979	—	—	979
Tax benefit of deductible compensation arising from exercise of stock options	—	1,622	—	—	1,622

Balance at September 30, 2008	26,406,245	$99,372	$302,564	$4,767	$406,703

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,430	$14,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,110	1,074
Amortization of intangible assets	665	656
Allowance for accounts and notes receivable	1,769	2,067
Share-based compensation and restricted stock	979	929
Deferred income taxes	(472)	(1,747)
Excess tax benefits from share-based payment arrangements	(1,622)	(155)
Changes in operating assets and liabilities:
Trade and notes receivable	6,934	(20,719)
Other receivables	1,899	(3,142)
Inventories	(8,161)	(19,433)
Prepaid expenses and other assets	(997)	5,886
Other noncurrent assets	(123)	(907)
Trade accounts payable	17,363	(4,999)
Accrued expenses and other liabilities	(6,180)	(3,624)
Income taxes payable	5,402	5,324

Net cash provided by (used in) operating activities	30,996	(24,104)

Cash flows used in investing activities:
Capital expenditures	(2,234)	(2,594)
Net proceeds from sale of property and equipment	612	—

Net cash used in investing activities	(1,622)	(2,594)

Cash flows from financing activities:
Decreases in short-term borrowings, net	(4,927)	(960)
(Payments) advances on revolving credit, net of expenses	(26,141)	39,764
Exercise of stock options	674	129
Excess tax benefits from share-based payment arrangements	1,622	155
Proceeds from issuance of long-term debt	793	—
Repayment of long-term debt	—	(2,628)

Net cash (used in) provided by financing activities	(27,979)	36,460

Effect of exchange rate changes on cash and cash equivalents	(411)	126

Increase in cash and cash equivalents	984	9,888
Cash and cash equivalents at beginning of period	15,224	1,864

Cash and cash equivalents at end of period	$16,208	$11,752

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2008 and June 30, 2008, the results of operations for the quarters ended September 30, 2008 and 2007, and the statement of cash flows for the quarters ended September 30, 2008 and 2007. The results of operations for the quarters ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS and communications products through its ScanSource Latin American and European sales units.

(3) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the three month period ended September 30, 2008 from the information included in Note 2 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 30, 2008. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report filed in our Form 10-K for the fiscal year ended June 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released but not yet cleared at the Company’s bank of $21.5 million and $25.9 million as of September 30, 2008 and June 30, 2008, respectively, are included in accounts payable.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Policies

Effective July 1, 2008, the first day of fiscal 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective July 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, or (“SFAS 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements in which the Financial Accounting Standards Board (“FASB”) has previously concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The impact of adoption of SFAS 157 is discussed in Note 8 – Fair Value of Financial Instruments. The Company applied the provisions of Financial Staff Positions Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS 157 for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. The deferred non-financial assets and liabilities include items such as goodwill and non-amortizable intangibles. The Company is required to adopt SFAS 157 for non-financial assets and liabilities in the first quarter of fiscal 2010. The Company’s management is still evaluating the impact on the Company’s Consolidated Financial Statements.

Accounting Standards Recently Issued

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the third quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51, or (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. Early adoption is prohibited.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended September 30, 2008:
Income per common share, basic	$12,430	26,364	$0.47

Effect of dilutive stock options	—	247

Income per common share, diluted	$12,430	26,611	$0.47

Quarter ended September 30, 2007:
Income per common share, basic	$14,686	25,866	$0.57

Effect of dilutive stock options	—	410

Income per common share, diluted	$14,686	26,276	$0.56

For the quarters ended September 30, 2008 and 2007, there were 910,237 and 707,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Goodwill and Acquisitions

The changes in the carrying amount of goodwill for the quarter ended September 30, 2008, by operating segment, are as follows:

	(in thousands)
	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2008	$20,081	$16,040	$36,121
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	(1,269)	(1,269)

Balance as of September 30, 2008	$20,081	$14,771	$34,852

There was no acquisition activity during the quarter ended September 30, 2008. Included within other assets described in the balance sheet are net identifiable intangible assets of $18.7 million and $19.6 million at September 30, 2008 and June 30, 2008, respectively. These amounts relate primarily to customer relationships, non-compete agreements, and trade names associated with prior period acquisitions. The decrease in this amount from the prior period relates to amortization expense and to a lesser extent, foreign exchange losses.

(6) Short Term Borrowings and Long Term Debt

Short Term Borrowings

	(in thousands)
	September 30, 2008	June 30, 2008
Short-term borrowings	$2,043	$7,649

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 0.50 per annum. The effective interest rate at September 30, 2008 and June 30, 2008 was 5.5% and 4.97%, respectively. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Line of Credit

	(in thousands)
	September 30, 2008	June 30, 2008
Revolving credit facility	$—	$27,047

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The new facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2008 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of September 30, 2008. This facility also contains certain subjective acceleration clauses, which, upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due.

There were no outstanding borrowings on this facility as of September 30, 2008, leaving $250 million available for additional borrowings. The effective weighted average interest rate for the Company’s revolving line of credit facility as of June 30, 2008 was 4.55%.

Long-Term Debt

	(in thousands)
	September 30, 2008	June 30, 2008
Industrial Development Revenue Bond, monthly payments of interest only, 3.33% variable interest rate at September 30, 2008 and maturing in fiscal 2033	$5,369	$4,576
Unsecured note payable to a bank, monthly payments of interest only, 3.12% variable interest rate at September 30, 2008 and maturing in fiscal 2013	25,000	25,000

	30,369	29,576
Less current portion	—	—

Long-term portion	$30,369	$29,576

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The Company receives advances on this bond on an as-needed basis to pay the ongoing costs of the project, not to exceed $6 million. As of September 30, 2008, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. In any event, all principal and accrued interest will be due and payable on September 28, 2012. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of September 30, 2008, the Company was in compliance with all covenants under this note payable.

(7) Derivatives and Hedging Activities

The Company utilizes certain financial instruments to manage risk, including foreign currency and interest rate exposures that exist as part of its ongoing business operations.

Cash Flow Hedges

On January 4, 2008, the Company entered into an interest rate swap with a notional amount of $25 million. The Company designated this interest rate swap as a cash flow hedge of our exposure to the variability in future cash flows attributable to interest payments of 30-day LIBOR plus a fixed spread of 0.65% due on the $25 million promissory note payable discussed in Note 6. Under the terms of the swap, the Company pays a fixed rate of 3.65% plus a fixed spread of 0.65% on the $25 million notional amount and receives payments from a counterparty based on the 30-day LIBOR plus a fixed spread of 0.65% for a term ending on September 28, 2011. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was immaterial as of September 30, 2008.

The components of the cash flow hedge included in accumulated other comprehensive income in the Condensed Consolidated Statement of Shareholders’ Equity for the quarters ended September 30, 2008 and 2007, are as follows:

	(in thousands)
	Quarters Ended
	September 30, 2008	September 30, 2007
Net interest expense recognized as a result of interest rate swap	$(75)	$—
Unrealized loss in fair value of interest swap rates	(15)	—

Net decrease in accumulated other comprehensive income, net of tax	(90)	—

Other Forward Contracts

The Company enters into forward contracts to manage its foreign currency risk related to certain assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net asset or liability balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded as other income or expense in our income statement and are used to mitigate the earnings impact of the gains and losses associated with these net assets or liabilities. At September 30, 2008, the Company had forward contracts not designated as hedges with a notional value of $58 million. The fair value of these contracts was a net asset of $1.5 million.

(8) Fair Value of Financial Instruments

The Company adopted SFAS 157 effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of SFAS 157 on the Condensed Consolidated Financial Statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS 157 categories as of September 30, 2008:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Deferred compensation plan investments (1)	5,836	5,836	—	—
Derivative instruments (2)
Forward foreign currency exchange contracts	1,473	—	1,473	—
Interest rate swap liability	(38)	—	(38)	—
Long-term accounts receivable	4,303	—	4,303	—

Total	11,574	5,836	5,738	—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 7, “Derivatives and Hedging Activities”.

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2 of the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2008.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarters ended September 30, 2008 and 2007, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment as well as communications products to more than 6,000 resellers and integrators of technology products. This segment began during fiscal 2002 with the Company’s purchase of a majority interest in Netpoint and the start-up of the Company’s European operations. During fiscal 2008, the Company expanded its communications business internationally with the acquisition of MTV Telecom, a UK-based distributor of voice and data solutions. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the quarters ended September 30, 2008 and 2007, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	(in thousands)
	Quarter ended September 30,
	2008	2007
Sales:
North American distribution	$453,299	$471,972
International distribution	94,860	89,964
Less intersegment sales	(8,334)	(8,245)

	$539,825	$553,691

Depreciation and amortization:
North American distribution	$1,438	$1,536
International distribution	337	194

	$1,775	$1,730

Operating income:
North American distribution	$17,725	$22,114
International distribution	2,903	3,239

	$20,628	$25,353

Capital expenditures:
North American distribution	$2,122	$2,475
International distribution	112	119

	$2,234	$2,594

	September 30, 2008	June 30, 2008
Assets:
North American distribution	$695,988	$671,434
International distribution	66,569	100,772

	$762,557	$772,206

(10) Commitments and Contingencies

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

(11) Income Taxes

Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of September 30, 2008 and June 30, 2008, the Company had approximately $2.1 million and $2.0 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $1.8 million and $1.7 million, respectively, represent the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the date of this report.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company had approximately $0.8 million accrued for interest and penalties, of which less than $0.1 million was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(12) Subsequent Events

On October 10, 2008, in response to the uncertainty in credit markets worldwide, the Company borrowed $75 million on our revolving line of credit. These funds are being held in a federally insured cash account, as the sole purpose of this borrowing is to ensure that the Company has access to sufficient working capital to meet the needs of our customers and vendors in the unlikely event that the credit markets and related financial systems would deteriorate further.

On October 28, 2008, the Company settled its legal claim against a former service provider resulting in a $3.5 million Company recovery. Under the terms of the settlement agreement dated November 4, 2008 such amount is to be received in the next thirty days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters ended September 30, 2008 and 2007, respectively:

(in thousands)	Quarter ended September 30,		$ Change	% Change
	2008	2007
North American distribution	$444,965	$463,727	$(18,762)	-4.0%
International distribution	94,860	89,964	4,896	5.4%

Net sales	$539,825	$553,691	$(13,866)	-2.5%

Consolidated net sales for the quarter ended September 30, 2008 decreased approximately $14 million, or 2.5%, to $540 million in comparison to the prior period quarter of $554 million.

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. In a competitive environment, net sales for this segment decreased 4.0% to $444.9 million for the quarter ended September 30, 2008, compared to $463.7 million in the comparative prior year period.

The Company’s POS, Barcoding, and Security sales increased 4.4% in comparison to the prior year quarter. While the Company continues to add new products and attract resellers who were previously buying directly from manufacturers or other distributors, the overall uncertainty of economic conditions across North America continues to challenge our business in these sales units.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units were 11% lower in the current quarter versus the prior year quarter. As expected, Catalyst Telecom sales for the quarter were adversely impacted by program changes implemented by our key vendor in this sales unit. This revenue shortfall was somewhat offset by sales growth in other product lines within this sales unit. ScanSource Communications experienced strong year over year results from its audio and video product categories.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding and ScanSource Communications sales units. Sales for the overall international segment increased by $4.9 million, or 5.4% compared to the prior year quarter. However, on a constant exchange rate basis, sales actually decreased 1%. This weakness is reflective of a more competitive environment across most regions of Europe, which is largely attributable to the general state of the economy.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters ended September 30, 2008 and 2007, respectively:

	Quarter ended September 30,				% of Sales September 30,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
North American distribution	$43,653	$47,765	$(4,112)	-8.6%	9.8%	10.3%
International distribution	11,849	10,359	1,490	14.4%	12.5%	11.5%

Gross profit	$55,502	$58,124	$(2,622)	-4.5%	10.3%	10.5%

North American Distribution

Gross profit for the North American distribution segment decreased 8.6%, or $4.1 million, for the quarter ended September 30, 2008, as compared to the prior year quarter. The decrease in gross profit is primarily the result of lower sales volume in our Catalyst Telecom sales unit, as previously discussed. Gross profit as a percentage of net sales for the North American distribution segment also decreased to 9.8% in the current quarter from 10.3% in the comparative quarter. This decrease is largely attributable to a less favorable product mix in combination with lower program achievement levels on certain vendor programs in a more competitive market.

International Distribution

In our international distribution segment, gross profit increased by 14.4% or $1.5 million for the quarter ended September 30, 2008, as compared to the prior year quarter. This increase was primarily due to the acquisition of MTV Telecom and a more favorable product and customer mix. Gross profit of this segment, expressed as a percentage of net sales, is typically greater than the North American distribution segment. In the current quarter, this percentage increased to 12.5%, as compared to 11.5% in the comparative quarter. This increase is attributable to the acquisition of MTV Telecom, whose products have slightly higher margins than the POS and Barcoding product categories, and a more favorable product and customer mix, both of which were somewhat offset by competitive pricing pressure.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2008 and 2007, respectively:

	Quarter ended September 30,		$ Change	% Change	% of Sales September 30,
(in thousands)	2008	2007			2008	2007
Operating expenses	$34,874	$32,771	$2,103	6.4%	6.5%	5.9%

Total operating expenses were $34.9 million for the quarter ended September 30, 2008, a 6.4% increase over prior period operating expenses of $32.8 million. Nearly half of this increase is attributable to the operating expenditures associated with MTV Telecom which was acquired in April 2008. These expenditures did not exist in the prior year, comparative period. The Company also incurred approximately $0.5 million of incremental expenditures associated with the operation of our new North American distribution facility located in Southaven, Mississippi.

Operating expenses as a percentage of sales increased to 6.5% the current year quarter, compared to 5.9% in the prior year comparative period. This increase is due to higher operating expenses and lower sales experienced in the current quarter versus the prior year quarter as the Company continues to invest in our communications and security businesses.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2008 and 2007, respectively:

(in thousands)	Quarter ended September 30,				% of Sales September 30,
	2008	2007	$ Change	% Change	2008	2007
North American distribution	$17,725	$22,114	$(4,389)	-19.8%	4.0%	4.8%
International distribution	2,903	3,239	(336)	-10.4%	3.1%	3.6%

Net sales	$20,628	$25,353	$(4,725)	-18.6%	3.8%	4.6%

Operating income decreased 18.6% or $4.7 million for the quarter ended September 30, 2008 to $20.6 million. This decrease was primarily the result of lower sales volume and gross margins experienced in our North America operating segment, which could not offset the increase in operating expenditures over the prior year comparative period.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters September 30, 2008 and 2007, respectively:

	Quarter ended September 30,				% of Sales September 30,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Interest expense	$579	$2,125	$(1,546)	-72.8%	0.1%	0.4%
Interest income	(351)	(303)	(48)	15.8%	-0.1%	-0.1%
Net foreign exchange losses (gains)	327	(52)	379	-728.8%	0.1%	0.0%
Other, net	(50)	(100)	50	-50.0%	0.0%	0.0%

Total other expense, net	$505	$1,670	$(1,165)	-69.8%	0.1%	0.3%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarters ended September 30, 2008 and 2007 was $0.6 million and $2.1 million, respectively. The decrease in interest expense is the result of lower average debt balances experienced during the current quarter, as the Company repaid the outstanding balance on our revolving credit facility prior to September 30, 2008.

The Company generates interest income on longer-term interest bearing receivables, and to a lesser extent, interest earned on cash and cash-equivalent balances on hand.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. However, in the current quarter, the Company generated a net foreign exchange loss primarily due to the strengthening of the U.S. Dollar against the Euro, the British Pound, and the Canadian Dollar. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $7.7 million and $9 million for the quarters ended September 30, 2008 and 2007, reflecting an effective income tax rate of 38.2% and 38.0%, respectively.

Net Income

The following table summarizes our net income for the quarters ended September 30, 2008 and 2007, respectively:

	Quarter ended September 30,				% of Sales September 30,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Net income	$12,430	$14,686	$(2,256)	-15.4%	2.3%	2.7%

The decrease in net income for the current quarter is attributable to the changes in operations discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $16.2 million at September 30, 2008, compared to $15.2 million at June 30, 2008. The Company’s working capital decreased to $355 million at September 30, 2008 from $369 million at June 30, 2008. The $14 million decrease in working capital resulted primarily from lower trade receivables along with higher accounts payable balances between the two periods. There were no outstanding borrowings on the Company’s revolving credit facility as of September 30, 2008. On October 10, 2008, in response to the uncertainty in the credit markets worldwide, the Company borrowed $75 million on our revolving line of credit. These funds are being held in a federally insured cash account, as the sole purpose of this borrowing is to ensure that the Company has access to sufficient working capital to meet the needs of our customers and vendors in the unlikely event that the credit markets and related financial systems deteriorate further.

The number of days sales in receivables (DSO) was 57 at September 30, 2008, compared to 59 days at June 30, 2008. Improvement in DSO reflects a favorable change in business unit and geographic sales mix. In the current environment, we continue to monitor the health of our receivables portfolio.

During the quarter, we were diligent in our efforts to manage inventory levels and were successful in maintaining inventory turns at an annual rate of 6.9 times. This was consistent with inventory turns for the quarter ended June 30, 2008.

Cash provided by operating activities was approximately $31 million for the quarter ended September 30, 2008, compared to $24.1 million of cash used in operating activities for the quarter ended September 30, 2007. The significant shift in cash flow generation between these two periods is largely attributable to the trends in working capital balances over the respective quarters. In the quarter ended September 30, 2007, accounts receivable and inventory balances increased by a combined $43 million over the previous quarter ended June 30, 2007. These increases reflected stronger sales results for that quarter along with expectations of similar growth in the subsequent quarter. In the current quarter, however, the Company’s cash flow provided from operations reflects lower sales in the quarter combined with more effective management of inventory levels. Accordingly, trade receivable balances are $16 million lower than the previous quarter and inventory balances are not growing as fast as the prior year comparative quarter. Also in the current quarter, the Company’s trade accounts payable balances increased by $14 million, which also contributed to the increase in cash flow during the quarter. However, this increase is largely a function of the timing of payments and purchases at the end of the quarter.

Cash used in investing activities for the quarter ended September 30, 2008 was $1.6 million, compared to $2.6 million used in the comparative prior year quarter. In the current quarter, the Company had worldwide capital expenditures of $2.2 million which were offset by net proceeds received from the sale of a Company owned property in the United Kingdom. In the comparative prior year quarter, worldwide capital expenditures were $2.6 million.

Cash used in financing activities was approximately $28 million for the quarter ended September 30, 2008 compared to cash provided of $36.5 million for the quarter ended September 30, 2007. The cash provided in the prior year quarter originated from the Company’s revolving line of credit and was used to finance the operating and investing activities of that quarter. In the current year, the $31 million of cash provided by operating activities was used to pay down the line of credit facility and our short term borrowing arrangement in Europe.

The Company has a revolving credit facility secured by the assets of its European operations and guaranteed by the Company. This facility was amended on May 14, 2008 to increase the borrowing limit to €6.0 million for the Company’s European operations. At September 30, 2008, the balance on this facility was €1.4 million or approximately $2 million. The effective interest rate on this facility was 5.5%.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully paid. In any event, all principal and accrued interest will be due and payable on September 28, 2012. The note may be prepaid in whole or in part at any time without penalty. On January 4, 2008, the Company entered into an interest rate swap with a notional amount of $25 million and designated this instrument as a cash flow hedge of our exposure to variability in future cash flows associated with this note payable. Under the terms of the swap, the Company pays a fixed rate of 3.65% plus a fixed spread of 0.65% on the $25 million notional amount and receives payments from a counterparty based on 30 day LIBOR plus a fixed spread of 0.65% for a term ending on September 28, 2011.

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The new facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2008 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of September 30, 2008. The Company did not have any outstanding borrowings on this facility as of September 30, 2008. As a result, the Company had available the entire $250 million commitment for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The Company receives advances on this loan on an as needed basis to pay the ongoing costs of the project, not to exceed $6 million. The outstanding balance on this facility was $5.4 million as of September 30, 2008, and the effective interest rate was 3.33%.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the third quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51, or (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.

SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. Early adoption is prohibited.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter ended September 30, 2008 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, and Canadian Dollars. At September 30, 2008, the fair value of the Company’s currency forward contracts outstanding was approximately $1.5 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008. During the first quarter of fiscal 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2008 and in this Form 10-Q, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, or operating results.

Current economic conditions and market disruptions may adversely affect our business and results of operations.

Financial markets throughout the world have recently been experiencing extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, and failure and potential failures of major financial institutions. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways. The slowdown could lead to reduced information technology spending by end users, which could adversely affect our sales. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and could lead to elevated levels of obsolete inventory. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, could also negatively impact our customer pricing and operating results.

We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

Item 6.	Exhibits

Exhibits

10.1	Amended and Restated Employment Agreement dated as of September 2, 2008 between the Registrant and John J. Ellsworth.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 6, 2008