Form 10-Q
period 2008-12-31
SCANSOURCE INC
filed 2009-02-04
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended December 31, 2008

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

Non-accelerated filer  (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2009
Common Stock, no par value per share	26,408,245 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2008

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors,” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended June 30, 2008 and in this Form 10-Q. The forward-looking information we have provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	December 31, 2008	June 30, 2008 *
Assets
Current assets:
Cash and cash equivalents	$85,477	$15,224
Trade and notes receivable:
Trade, less allowance of $17,900 at December 31, 2008 and $17,244 at June 30, 2008	287,277	360,154
Other receivables	8,418	8,052
Inventories	266,213	280,077
Prepaid expenses and other assets	6,223	5,556
Deferred income taxes	12,453	11,428

Total current assets	666,061	680,491

Property and equipment, net	23,531	22,420
Goodwill	32,954	36,121
Other assets, including identifiable intangible assets	31,324	33,174

Total assets	$753,870	$772,206

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Short-term borrowings	4,225	7,649
Trade accounts payable	243,725	265,284
Accrued expenses and other liabilities	25,938	34,337
Income taxes payable	2,833	4,585

Total current liabilities	276,721	311,855
Long-term debt	30,369	29,576
Borrowings under revolving credit facility	20,000	27,047
Other long-term liabilities	9,431	7,975

Total liabilities	336,521	376,453

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,408,245 and 26,349,520 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	100,427	96,097
Retained earnings	316,089	290,134
Accumulated other comprehensive income	833	9,522

Total shareholders’ equity	417,349	395,753

Total liabilities and shareholders’ equity	$753,870	$772,206

*	Derived from audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net sales	$477,093	$553,344	$1,016,918	$1,107,035
Cost of goods sold	424,765	494,167	909,088	989,734

Gross profit	52,328	59,177	107,830	117,301

Operating expenses:
Selling, general and administrative expenses	33,934	33,743	68,808	66,514

Operating income	18,394	25,434	39,022	50,787

Other expense (income):
Interest expense	623	1,274	1,202	3,399
Interest income	(424)	(404)	(775)	(707)
Other expense (income), net	(2,559)	(251)	(2,283)	(403)

Other expense (income), net	(2,360)	619	(1,856)	2,289

Income before income taxes	20,754	24,815	40,878	48,498
Provision for income taxes	7,229	9,365	14,923	18,361

Net income	$13,525	$15,450	$25,955	$30,137

Per share data:
Net income per common share, basic	$0.51	$0.60	$0.99	$1.16

Weighted-average shares outstanding, basic	26,411	25,899	26,244	25,883

Net income per common share, diluted	$0.51	$0.59	$0.98	$1.15

Weighted-average shares outstanding, diluted	26,540	26,330	26,422	26,293

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2008	26,349,520	$96,097	$290,134	$9,522	$395,753

Comprehensive Income:
Net income	—	—	12,430	—	12,430
Unrealized loss on hedged transaction, net of tax of $55	—	—	—	(90)	(90)
Foreign currency translation adjustment	—	—	—	(4,665)	(4,665)

Total comprehensive income					7,675

Exercise of stock options	56,725	674	—	—	674
Share based compensation	—	979	—	—	979
Tax effect of deductible compensation arising from exercise of stock options	—	1,622	—	—	1,622

Balance at September 30, 2008	26,406,245	$99,372	$302,564	$4,767	$406,703

Comprehensive Income:
Net income	—	—	13,525	—	13,525
Unrealized loss on hedged transaction, net of tax of $550	—	—	—	(897)	(897)
Foreign currency translation adjustment	—	—	—	(3,037)	(3,037)

Total comprehensive income					9,591

Exercise of stock options	2,000	8	—	—	8
Share based compensation	—	1,131	—	—	1,131
Tax effect of deductible compensation arising from exercise of stock options	—	(84)	—	—	(84)

Balance at December 31, 2008	26,408,245	$100,427	$316,089	$833	$417,349

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$25,955	$30,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,184	2,360
Amortization of intangible assets	1,316	1,266
Allowance for accounts and notes receivable	3,906	2,522
Share-based compensation and restricted stock	2,110	2,767
Asset impairment	—	202
Deferred income taxes	(1,802)	(1,685)
Excess tax benefits from share-based payment arrangements	(1,538)	(210)
Changes in operating assets and liabilities:
Trade and notes receivable	60,451	3,838
Other receivables	2,830	(8,200)
Inventories	9,135	(61,396)
Prepaid expenses and other assets	(792)	6,777
Other noncurrent assets	643	(1,331)
Trade accounts payable	(17,655)	85,447
Accrued expenses and other liabilities	(7,280)	(1,321)
Income taxes payable	(1)	3,570

Net cash provided by operating activities	79,462	64,743

Cash flows used in investing activities:
Capital expenditures	(3,411)	(4,939)
Net proceeds from sale of property and equipment	612	—

Net cash used in investing activities	(2,799)	(4,939)

Cash flows from financing activities:
Decreases in short-term borrowings, net	(2,688)	(1,649)
Payments on revolving credit, net of expenses	(6,141)	(45,217)
Exercise of stock options and Section 16 remediation	682	1,890
Excess tax benefits from share-based payment arrangements	1,538	210
Proceeds from issuance of long-term debt	793	—
Repayment of long-term debt	—	(13,528)

Net cash used in financing activities	(5,816)	(58,294)

Effect of exchange rate changes on cash and cash equivalents	(594)	276

Increase in cash and cash equivalents	70,253	1,786
Cash and cash equivalents at beginning of period	15,224	1,864

Cash and cash equivalents at end of period	$85,477	$3,650

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2008 and June 30, 2008, the results of operations for the quarter and six month periods ended December 31, 2008 and 2007, and the statement of cash flows for the six month periods ended December 31, 2008 and 2007. The results of operations for the quarters and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS and communications products through its ScanSource Latin American and European sales units.

(3) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six month period ended December 31, 2008 from the information included in Note 2 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 30, 2008. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report filed in our Form 10-K for the fiscal year ended June 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $91.5 million and $25.9 million as of December 31, 2008 and June 30, 2008, respectively, are included in accounts payable.

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

Accounting Standards Recently Issued

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the third quarter of fiscal 2009. The Company will implement the disclosure provisions of SFAS 161 for all derivative activities beginning with the third interim period in the Company’s fiscal year ending June 30, 2009.

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

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended December 31, 2008:
Income per common share, basic	$13,525	26,411	$0.51

Effect of dilutive stock options	—	129

Income per common share, diluted	$13,525	26,540	$0.51

Six months ended December 31, 2008:
Income per common share, basic	$25,955	26,244	$0.99

Effect of dilutive stock options	—	178

Income per common share, diluted	$25,955	26,422	$0.98

Quarter ended December 31, 2007:
Income per common share, basic	$15,450	25,899	$0.60

Effect of dilutive stock options	—	431

Income per common share, diluted	$15,450	26,330	$0.59

Six months ended December 31, 2007
Income per common share, basic	$30,137	25,883	$1.16

Effect of dilutive stock options	—	410

Income per common share, diluted	$30,137	26,293	$1.15

For the quarter and six month period ended December 31, 2008, there were 1,240,724 and 1,219,866 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the quarter and six month period ended December 31, 2007, there were 355,092 and 683,790 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Goodwill and Acquisitions

The changes in the carrying amount of goodwill for the six months ended December 31, 2008, by operating segment, are as follows:

	(in thousands)
	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2008	$20,081	$16,040	$36,121
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	(3,167)	(3,167)

Balance as of December 31, 2008	$20,081	$12,873	$32,954

There was no acquisition activity during the six month period ended December 31, 2008. The change in goodwill from June 30, 2008 relates entirely to foreign exchange fluctuations.

Included within other assets described in the balance sheet are net identifiable intangible assets of $17.8 million and $19.6 million at December 31, 2008 and June 30, 2008, respectively. These amounts relate primarily to customer relationships, non-compete agreements, and trade names associated with prior period acquisitions. The change in this amount from the prior period relates to amortization expense and to a lesser extent, foreign exchange fluctuations.

(6) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	(in thousands)
	December 31, 2008	June 30, 2008

Short-term borrowings	$4,225	$7,649

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 0.50 per annum. The effective interest rate at December 31, 2008 and June 30, 2008 was 3.19% and 4.97%, respectively. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Line of Credit

	(in thousands)
	December 31, 2008	June 30, 2008
Revolving credit facility	$20,000	$27,047

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or the prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2008 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of December 31, 2008. This facility also contains certain subjective acceleration clauses, which, upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due.

There was $20 million outstanding on this facility as of December 31, 2008, leaving $230 million available for additional borrowings. The effective weighted average interest rate for the Company’s revolving line of credit facility as of December 31, 2008 was 0.99% versus 4.55% as of June 30, 2008.

Long-Term Debt

	(in thousands)
	December 31, 2008	June 30, 2008

Industrial Development Revenue Bond, monthly payments of interest only, 2.76% variable interest rate at December 31, 2008 and maturing in fiscal 2033	$5,369	$4,576
Unsecured note payable to a bank, monthly payments of interest only, 2.08% variable interest rate at December 31, 2008 and maturing in fiscal 2013 (see Note 7)	25,000	25,000

	30,369	29,576
Less current portion	—	—

Long-term portion	$30,369	$29,576

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on

September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The Company receives advances on this bond on an as-needed basis to pay the ongoing costs of the project, not to exceed $6 million. As of December 31, 2008, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of December 31, 2008, the Company was in compliance with all covenants under this note payable.

(7) Derivatives and Hedging Activities

The Company utilizes certain financial instruments to manage risk, including foreign currency and interest rate exposures that exist as part of its ongoing business operations.

Cash Flow Hedges

On January 4, 2008, the Company entered into an interest rate swap with a notional amount of $25 million. The Company designated this interest rate swap as a cash flow hedge of our exposure to the variability in future cash flows attributable to interest payments of 30-day LIBOR plus a fixed spread of 0.65% due on the $25 million promissory note payable discussed in Note 6. Under the terms of the swap, the Company pays a fixed rate of 3.65% plus a fixed spread of 0.65% on the $25 million notional amount and receives payments from a counterparty based on the 30-day LIBOR plus a fixed spread of 0.65% for a term ending on September 28, 2011. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1.5 million as of December 31, 2008.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Statement of Shareholders’ Equity for the quarter and six months ended December 31, 2008, are as follows:

	(in thousands)
	Quarter ended December 31, 2008	Six months ended December 31, 2008

Net interest expense recognized as a result of interest rate swap	$(68)	$(143)
Unrealized loss in fair value of interest swap rates	(829)	(844)

Net decrease in accumulated other comprehensive income, net of tax	(897)	(987)

Other Forward Contracts

The Company enters into forward contracts to manage its foreign currency risk related to certain assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net asset or liability balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded as other income or expense in our income statement and are used to mitigate the earnings impact of the gains and losses associated with these net assets or liabilities. At December 31, 2008, the Company had forward contracts not designated as hedges with a notional value of $55.3 million. The fair value of these contracts was a net liability of $0.1 million.

(8) Fair Value of Financial Instruments

The Company adopted SFAS 157 effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of SFAS 157 on the Condensed Consolidated Financial Statements, however, SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS 157 categories as of December 31, 2008:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Deferred compensation plan investments (1)	$5,307	$5,307	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	(110)	—	(110)	—
Interest rate swap liability	(1,484)	—	(1,484)	—
Notes receivable	3,581	—	3,581	—

Total	$7,294	$5,307	$1,987	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 7, “Derivatives and Hedging Activities”.

(9) Share Based Payments

Restricted Stock

On December 5, 2008, the Company granted 54,930 shares of restricted stock to certain employees. Shares granted under this plan vest annually over three years.

In accordance with the Amended and Restated 2003 Directors Equity Compensation Plan, on December 5, 2008, the day after our 2008 Annual Meeting of Shareholders, each of our four non-employee directors received 4,500 shares of restricted stock. Shares granted under this plan vest, in full, six months after the date of grant. Restricted stock may not be transferred or sold until it is has vested.

Stock Options

On December 5, 2008, the Company granted 542,800 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. The weighted average fair value per option for options granted on this date was $7.52. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the quarter were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term (“expected volatility”), and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Income Statements.

The Company used the following weighted average assumptions for the stock options granted on December 5, 2008:

Expected term	5.16 years
Expected volatility	45.73%
Risk-free interest rate	1.68%
Dividend yield	0.00%

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

(10) Segment Information

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarter and six month periods ended December 31, 2008 and 2007, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment as well as communications products to more than 6,000 resellers and integrators of technology products. During fiscal 2008, the Company expanded its communications business internationally with the acquisition of MTV Telecom, a UK-based distributor of voice and data solutions. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the quarter and six month periods ended December 31, 2008 and 2007, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	(in thousands)
	Quarter ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Sales:
North American distribution	$389,252	$453,674	$842,551	$925,645
International distribution	96,465	108,371	191,325	198,336
Less intersegment sales	(8,624)	(8,701)	(16,958)	(16,946)

	$477,093	$553,344	$1,016,918	$1,107,035

Depreciation and amortization:
North American distribution	$1,448	$1,648	$2,886	$3,184
International distribution	277	248	614	442

	$1,725	$1,896	$3,500	$3,626

Operating income:
North American distribution	$14,497	$18,961	$32,222	$41,075
International distribution	3,897	6,473	6,800	9,712

	$18,394	$25,434	$39,022	$50,787

Capital expenditures:
North American distribution	$1,115	$2,182	$3,237	$4,657
International distribution	62	162	174	282

	$1,177	$2,344	$3,411	$4,939

			December 31, 2008	June 30, 2008
Assets:
North American distribution			$688,652	$671,434
International distribution			65,218	100,772

			$753,870	$772,206

(11) Commitments and Contingencies

On January 26, 2009, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated shareholder derivative lawsuits filed on November 21, 2006, against the Company, as a nominal defendant, and certain current and former officers and directors of the Company. The lawsuit filed in the United States District Court for the District of South Carolina in Greenville, South Carolina, asserted causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common and state law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. In response to the Company’s motion to dismiss filed on March 10, 2008, the Court dismissed each claim alleging violations of the federal securities laws and also dismissed the state law claim of aiding and abetting breach of fiduciary duty. The Court did not dismiss the remaining state law claims. In order to continue the lawsuit, the Court ruled that the plaintiff must refile a consolidated complaint by February 9, 2009 that includes only some of counts filed in the consolidated complaint.

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

On January 24, 2008, the Company announced that it had received written notice from the SEC advising it that an investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

(12) Income Taxes

Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2008 and June 30, 2008, the Company had approximately $2.2 million and $2.0 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $1.9 million and $1.7 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had approximately $0.8 million accrued for interest and penalties, of which less than $0.1 million was a current period expense.

Income taxes for the interim period presented has been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. Included in the estimated overall tax rate is a discrete tax item related to a favorable tax ruling in a jurisdiction that is retroactive to fiscal 2008. The net effect, taking into account both current and deferred income taxes, is a benefit of approximately $0.4 million.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(13) Settlement Recovery

During the quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. This settlement was received by the Company on December 5, 2008 and was recorded as other income in the Condensed Consolidated Income Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarter and six months ended December 31, 2008:

	Quarter ended December 31,
(in thousands)	2008	2007	$ Change	% Change
North American distribution	$380,628	$444,973	$(64,345)	-14.5%
International distribution	96,465	108,371	(11,906)	-11.0%

Net sales	$477,093	$553,344	$(76,251)	-13.8%

	Six months ended December 31,
(in thousands)	2008	2007	$ Change	% Change
North American distribution	$825,593	$908,699	$(83,106)	-9.1%
International distribution	191,325	198,336	(7,011)	-3.5%

Net sales	$1,016,918	$1,107,035	$(90,117)	-8.1%

Consolidated worldwide net sales for the quarter ended December 31, 2008 were $477.1 million, a 13.8% decrease from the comparative prior year quarter. For the six months ended December 31, 2008, consolidated net sales were $1 billion, an 8.1% decrease from the comparative prior year period. The decrease in both periods is largely attributable to the prevailing economic conditions worldwide, as the Company experienced weakened demand for its products in both our North American and International operating segments.

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter and year-to-date periods ended December 31, 2008, net sales decreased over the comparative prior year periods by $64.3 million and $83.1 million, respectively. This represented a 14.5% and 9.1% decrease in net sales for these periods.

The Company’s POS, Barcoding, and Security product categories saw revenues decrease by 13.0% in comparison to the prior year quarter and 4.5% for the prior six-month period. All of these units were challenged by tighter credit markets and the uncertainty of global economic conditions that appeared to deteriorate over the course of the quarter. As a result, we saw weaker end-user demand, and many of the larger deals and projects that normally occur during the quarter were delayed or even cancelled.

The Company has two North American sales units that sell communications products to our customers – our Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units were 16.3% lower in the current quarter versus the prior year quarter and 14.5% lower in comparison to the prior-year six month period. While both of these units were impacted by the existing macroeconomic environment, Catalyst Telecom also continues to face challenges associated with program changes implemented by our key vendor in this sales unit earlier this year. However, several other product lines in these units experienced significant growth for the quarter and year-to-date periods, somewhat offsetting lower sales related to this vendor.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding and ScanSource Communications sales units. For the quarter and year-to-date periods ended December 31, 2008, net sales for this segment decreased by $11.9 million and $7 million, respectively. This represented an 11% and 3.5% decrease in net sales for these periods and was impacted by significant volatility in foreign currency exchange rates and by weaker end-user demand. On a constant exchange rate basis, sales actually decreased by 4.3% and 2.7% for the quarter and six months period, respectively.

Gross Profit

The following tables summarize the Company’s gross profit for the quarter and six month periods ended December 31, 2008 and 2007, respectively:

	Quarter ended December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
North American distribution	$39,946	$44,533	$(4,587)	-10.3%	10.5%	10.0%
International distribution	12,382	14,644	(2,262)	-15.4%	12.8%	13.5%

Gross profit	$52,328	$59,177	$(6,849)	-11.6%	11.0%	10.7%

	Six months ended December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
North American distribution	$83,599	$92,298	$(8,699)	-9.4%	10.1%	10.2%
International distribution	24,231	25,003	(772)	-3.1%	12.7%	12.6%

Gross profit	$107,830	$117,301	$(9,471)	-8.1%	10.6%	10.6%

North American Distribution

Gross profit for the North American distribution segment decreased 10.3% or $4.6 million for the quarter ended December 31, 2008 and 9.4% or $8.7 million for the six month period as compared to the same periods in the prior year. The decrease in gross profit is primarily the result of lower sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of net sales for the North American distribution segment increased to 10.5% for the quarter ended December 31, 2008. From a gross profit percentage perspective, the Company benefited from vendor program changes, price increases, and fewer larger deals during the quarter.

International Distribution

In our international distribution segment, gross profit decreased by 15.4% or $2.3 million for the quarter ended December 31, 2008, and 3.1% or $0.8 million for the six month period as compared to the same periods in the prior year. The decrease in gross profit is primarily the result of lower sales volume. Offsetting a portion of this decrease was the incremental impact of our acquisition of MTV Telecom in April 2008. Gross profit of this segment, expressed as a percentage of net sales, is typically greater than the North American distribution segment. In the current quarter, this percentage decreased to 12.8%, as compared to 13.5% in the comparative quarter. This decrease is primarily attributable to the overachievement of certain volume-based vendor incentive rebates earned in Europe during the prior year quarter. However, this segment did benefit from certain price increases effected during the current quarter, which temporarily improved margins on lower cost product already in inventory. For the six month period ended December 31, 2008, gross profit as a percentage increased slightly to 12.7%.

Operating Expenses

The following table summarizes our operating expenses for the periods ended December 31, 2008 and 2007, respectively:

	Period ended December 31,				% of Sales December,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Quarter	$33,934	$33,743	$191	0.6%	7.1%	6.1%
Six months	$68,808	$66,514	$2,294	3.4%	6.8%	6.0%

Operating expenses increased 0.6% or $0.2 million for the quarter ended December 31, 2008, and 3.4% or $2.3 million for the six month period as compared to the same periods in the prior year. The increases for both periods are attributable primarily to the incremental operating expenses associated with the MTV acquisition in April 2008, which approximated $0.8 million and $1.7 million for the quarter and six month period ended December 31, 2008.

Operating expenses as a percentage of sales increased to 7.1% and 6.8% for the quarter and six month periods ended December 31, 2008. These increases can be attributable to incremental investment in our European Communications and ScanSource Security business units during a period of declining sales volume, in addition to approximately $1.7 million of additional bad debt expense that was incurred during the current quarter in comparison to the prior year period.

Operating Income

The following table summarizes our operating income for the quarters ended December 31, 2008 and 2007, respectively:

	Quarter ended December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
North American distribution	$14,497	$18,961	$(4,464)	-23.5%	3.8%	4.3%
International distribution	3,897	6,473	(2,576)	-39.8%	4.0%	6.0%

	$18,394	$25,434	$(7,040)	-27.7%	3.9%	4.6%

	Six months December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
North American distribution	$32,222	$41,075	$(8,853)	-21.6%	3.9%	4.5%
International distribution	6,800	9,712	(2,912)	-30.0%	3.6%	4.9%

	$39,022	$50,787	$(11,765)	-23.2%	3.8%	4.6%

Operating income decreased 27.7% or $7 million for the quarter ended December 31, 2008 to $18.4 million. For the six months ended December 31, 2008, operating income decreased 23.2%, or $11.8 million over the comparative prior year period. The decrease in operating income for both periods is primarily attributable to lower sales experienced in the first two quarters of the current fiscal year.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters December 31, 2008 and 2007, respectively:

	Quarter ended December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Interest expense	$623	$1,274	$(651)	-51.1%	0.1%	0.2%
Interest income	(424)	(404)	(20)	5.0%	-0.1%	-0.1%
Net foreign exchange losses (gains)	1,027	(99)	1,126	-1137.4%	0.2%	0.0%
Other, net	(3,586)	(152)	(3,434)	2259.2%	-0.8%	0.0%

Total other expense, net	$(2,360)	$619	$(2,979)	481.3%	-0.5%	0.1%

	Six months ended December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Interest expense	$1,202	$3,399	$(2,197)	-64.6%	0.1%	0.6%
Interest income	(775)	(707)	(68)	9.6%	-0.1%	-0.1%
Net foreign exchange losses (gains)	1,354	(151)	1,505	-996.7%	0.1%	0.0%
Other, net	(3,637)	(252)	(3,385)	1343.7%	-0.4%	0.0%

Total other expense, net	$(1,856)	$2,289	$(4,145)	181.1%	-0.2%	0.4%

Interest expense reflects interest paid on borrowings on the Company’s line of credit and long-term debt. Interest expense for the quarter and six months ended December 31, 2008 was $0.6 million and $1.2 million, respectively. Interest expense for the quarter and six months ended December 31, 2007 was $1.3 million and $3.4 million. The decrease in interest expense is primarily the result of lower average interest rates experienced between the comparative periods.

Interest income for the quarter and six months ended December 31, 2008 was consistent with the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and to a lesser extent, interest earned on cash and cash-equivalent balances on hand.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. In the current quarter and year-to-date periods, the Company generated a net foreign exchange loss primarily due to the strengthening of the U.S. Dollar against the Euro, the British Pound, the Mexican Peso, and the Canadian Dollar. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

During the quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. This settlement was received by the Company on December 5, 2008 and was recorded as other income.

Provision for Income Taxes

Income tax expense was $7.2 million and $14.9 million for the quarter and six months ended December 31, 2008, reflecting an effective income tax rate of 34.8% and 36.5%, respectively. Income tax expense was $9.4 million and $18.4 million for the quarter and six months ended December 31, 2007, reflecting an effective income tax rate of 37.7% and 37.9%, respectively. The decrease in the effective tax rate in the current quarter and year-to-date period is attributable to a favorable tax ruling that was retroactive to fiscal 2008. The net effect of this discrete item in the current quarter was a benefit of approximately $0.4 million, which had the effect of decreasing our effective tax rate for the quarter.

Net Income

The following table summarizes our net income for the quarters and six months ended December 31, 2008 and 2007, respectively:

	Period ended December 31,				% of Sales December 31,
(in thousands)	2008	2007	$ Change	% Change	2008	2007
Quarter	$13,525	$15,450	$(1,925)	-12.5%	2.8%	2.8%
Six months	$25,955	$30,137	$(4,182)	-13.9%	2.6%	2.7%

The decrease in net income for the current quarter and year-to-date periods is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $85.5 million at December 31, 2008, compared to $15.2 million at June 30, 2008. The Company’s working capital increased to $389.3 million at December 31, 2008 from $368.6 million at June 30, 2008. The $20.7 million increase in working capital resulted primarily due to higher cash reserves between the two periods. The outstanding balance on the Company’s revolving credit facility as of December 31, 2008 was $20 million. During the quarter, the Company elected to maintain $75 million of cash reserves on hand to ensure that the Company has access to sufficient working capital to meet the needs of our customers and vendors in the unlikely event that the credit markets and related financial systems deteriorate further. We continue to believe that maintaining these reserves is warranted until the credit environment becomes more certain.

The number of days sales in receivables (DSO) was 54 at December 31, 2008, compared to 59 days at June 30, 2008 and 57 days at September 30, 2008. Although collections have improved over the course of the current quarter, a portion of the improvement in DSO is related to sales mix and an increase to our allowance for doubtful accounts.

During the quarter, lower than anticipated sales resulted in 6.2 inventory turns for the period, which was lower than the 6.9 inventory turns generated in the September 2008 quarter and 6.3 turns in the comparative quarter.

Cash provided by operating activities was approximately $79.5 million for the six months ended December 31, 2008, compared to $64.7 million of cash provided by operating activities for the comparative prior year period. This increase was driven primarily by a reduction in receivables and the corresponding decrease in inventory purchases due to lower than anticipated sales, partially offset by the timing of vendor payments between the periods.

Cash used in investing activities for the six months ended December 31, 2008 was $2.8 million, compared to $4.9 million used in the comparative prior year period. To date, the Company had worldwide capital expenditures of $3.4 million which were offset by the net proceeds received from the sale of a Company owned property in the United Kingdom. In the comparative prior year period, worldwide capital expenditures were $4.9 million.

Cash used in financing activities was approximately $5.8 million for the six months ended December 31, 2008 compared to cash used of $58.3 million for the comparative prior year period. The majority of the funds used for both periods were for the purpose of making payments on our revolving credit facility and short term borrowings.

The Company has a revolving credit facility secured by the assets of its European operations and guaranteed by the Company. This facility was amended on May 14, 2008 to increase the borrowing limit to €6.0 million for the Company’s European operations. At December 31, 2008, the balance on this facility was €3.0 million or approximately $4.2 million. The effective interest rate on this facility was 3.19%.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2008 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of December 31, 2008. There were $20 million of outstanding borrowings on this facility as of December 31, 2008. As a result, the Company had $230 million available for additional borrowings on this facility.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allows for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The Company receives advances on this loan on an as needed basis to pay the ongoing costs of the project, not to exceed $6 million. The outstanding balance on this facility was $5.4 million as of December 31, 2008, and the effective interest rate was 2.76%.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51, or (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company will implement the disclosure provisions of SFAS 161 for all derivative activities beginning with the third interim period in the Company’s fiscal year ending June 30, 2009.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving line of credit, variable rate long term debt and subsidiary line of credit for the quarter and six months ended December 31, 2008 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for both periods.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. In the normal course of business, foreign exchange risk is managed by using foreign currency forward contracts to hedge these exposures, as well as balance sheet netting of exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon our forecasted purchases and sales denominated in certain foreign currencies. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At December 31, 2008, the fair value of the Company’s currency forward contracts outstanding was a net liability of approximately $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008. During the second quarter of fiscal 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 26, 2009, the Court granted in part and denied in part the Company’s motion to dismiss consolidated shareholder derivative lawsuits filed on November 21, 2006, against the Company, as a nominal defendant, and certain current and former officers and directors of the Company. The lawsuit filed in the United States District Court for the District of South Carolina in Greenville, South Carolina, asserted causes of action based on alleged violations of securities laws (including alleged violations of Section 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC) and other common and state law claims including, breach of fiduciary duty, aiding and abetting and unjust enrichment relating to allegations concerning certain of the Company’s prior stock option grants. In response to the Company’s motion to dismiss filed on March 10, 2008, the Court dismissed each claim alleging violations of the federal securities laws and also dismissed the state law claim of aiding and abetting breach of fiduciary duty. The Court did not dismiss the remaining state law claims. In order to continue the lawsuit, the Court ruled that the plaintiff must refile a consolidated complaint by February 9, 2009 that includes only some of counts filed in the consolidated complaint.

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

On January 24, 2008, the Company announced that it had received written notice from the SEC advising it that an investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

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

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2008 and in this Form 10-Q, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Current world-wide economic conditions and market disruptions may adversely affect our business and results of operations.

Financial markets throughout the world have continued to experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, and failure and potential failures of major financial institutions. These continuing developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways. The slowdown could lead to reduced information technology spending by end users, which could adversely affect our sales. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and could lead to elevated levels of obsolete inventory. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, could also negatively impact our customer pricing and operating results.

We continue to be unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 4, 2008. At the annual meeting, the shareholders (i) elected five directors who constitute all the directors continuing on the Board of Directors after the meeting and (ii) ratified the appointment of independent auditors for fiscal 2009.

Votes on each matter presented at the annual meeting were as follows:

(i)	Election of directors

Nominees	Number of Shares
	For	Withheld
Michael L. Baur	17,229,284	7,962,270
Steve R. Fischer	24,429,367	762,187
James G. Foody	22,712,288	2,479,266
Michael J. Grainger	24,847,412	344,242
John P. Reilly	24,847,312	344,242

(ii)	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2009:

Number of Shares
For	25,119,443
Against	69,203
Abstain	2,907

Item 6. Exhibits

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of ScanSource, Inc., effective December 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).

10.1	Form of Restricted Stock Award Certificate (US) under 2002 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Award Certificate (UK) under 2002 Long-Term Incentive Plan.

10.3	Form of Restricted Stock Award Certificate (Europe, not UK) under Long-Term Incentive Plan.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: February 4, 2009	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: February 4, 2009	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

3.1	Amended and Restated Bylaws of ScanSource, Inc., effective December 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).

10.1	Form of Restricted Stock Award Certificate (U.S.) under 2002 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Award Certificate (UK) under 2002 Long-Term Incentive Plan.

10.3	Form of Restricted Stock Award Certificate (Europe, not UK) under Long-Term Incentive Plan.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.