Form 10-Q
period 2009-03-31
SCANSOURCE INC
filed 2009-05-08
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended March 31, 2009

Commission File Number: 000-26926

ScanSource, Inc.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court

Greenville, South Carolina, 29615

(Address of principal executive offices)

(864) 288-2432

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post to such filed).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, no par value per share	26,527,384 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2009

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	March 31, 2009	June 30, 2008 *
Assets
Current assets:
Cash and cash equivalents	$114,391	$15,224
Trade and notes receivable:
Trade, less allowance of $18,326 at March 31, 2009 and $17,244 at June 30, 2008	252,919	360,154
Other receivables	5,837	8,052
Inventories	218,407	280,077
Prepaid expenses and other assets	5,539	5,556
Deferred income taxes	11,593	11,428

Total current assets	608,686	680,491

Property and equipment, net	22,516	22,420
Goodwill	32,705	36,121
Other assets, including identifiable intangible assets	30,645	33,174

Total assets	$694,552	$772,206

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Short-term borrowings	—	7,649
Trade accounts payable	197,907	265,284
Accrued expenses and other liabilities	26,960	34,337
Income taxes payable	2,570	4,585

Total current liabilities	227,437	311,855
Long-term debt	30,429	29,576
Borrowings under revolving credit facility	—	27,047
Other long-term liabilities	9,332	7,975

Total liabilities	267,198	376,453

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,527,384 and 26,349,520 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	102,888	96,097
Retained earnings	325,318	290,134
Accumulated other comprehensive income	(852)	9,522

Total shareholders’ equity	427,354	395,753

Total liabilities and shareholders’ equity	$694,552	$772,206

*	Derived from audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net sales	$389,815	$514,420	$1,406,733	$1,621,455
Cost of goods sold	342,280	462,701	1,251,368	1,452,435

Gross profit	47,535	51,719	155,365	169,020

Operating expenses:
Selling, general and administrative expenses	32,418	32,723	101,225	99,238

Operating income	15,117	18,996	54,140	69,782

Other expense (income):
Interest expense	609	1,097	1,810	4,496
Interest income	(344)	(401)	(1,119)	(1,108)
Other expense (income), net	54	286	(2,228)	(118)

Other expense (income), net	319	982	(1,537)	3,270

Income before income taxes	14,798	18,014	55,677	66,512
Provision for income taxes	5,569	6,986	20,493	25,347

Net income	$9,229	$11,028	$35,184	$41,165

Per share data:
Net income per common share, basic	$0.35	$0.42	$1.33	$1.59

Weighted-average shares outstanding, basic	26,463	26,038	26,412	25,934

Net income per common share, diluted	$0.35	$0.42	$1.32	$1.56

Weighted-average shares outstanding, diluted	26,565	26,423	26,572	26,325

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2008	26,349,520	$96,097	$290,134	$9,522	$395,753

Comprehensive Income:
Net income	—	—	12,430	—	12,430
Unrealized loss on hedged transaction, net of tax of $55	—	—	—	(90)	(90)
Foreign currency translation adjustment	—	—	—	(4,665)	(4,665)

Total comprehensive income					7,675

Exercise of stock options	56,725	674	—	—	674
Share based compensation	—	979	—	—	979
Tax effect of deductible compensation arising from exercise of stock options	—	1,622	—	—	1,622

Balance at September 30, 2008	26,406,245	$99,372	$302,564	$4,767	$406,703

Comprehensive Income:
Net income	—	—	13,525	—	13,525
Unrealized loss on hedged transaction, net of tax of $550	—	—	—	(897)	(897)
Foreign currency translation adjustment	—	—	—	(3,037)	(3,037)

Total comprehensive income					9,591

Exercise of stock options	2,000	8	—	—	8
Share based compensation	—	1,131	—	—	1,131
Tax effect of deductible compensation arising from exercise of stock options	—	(84)	—	—	(84)

Balance at December 31, 2008	26,408,245	$100,427	$316,089	$833	$417,349

Comprehensive Income:
Net income	—	—	9,229	—	9,229
Unrealized gain on hedged transaction, net of tax of $1	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	(1,687)	(1,687)

Total comprehensive income					7,544

Exercise of stock options	119,139	1,226	—	—	1,226
Share based compensation	—	1,235	—	—	1,235
Tax effect of deductible compensation arising from exercise of stock options	—	—	—	—	—

Balance at March 31, 2009	26,527,384	$102,888	$325,318	$(852)	$427,354

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$35,184	$41,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,188	3,521
Amortization of intangible assets	1,961	1,806
Allowance for accounts and notes receivable	6,047	3,532
Share-based compensation and restricted stock	3,345	3,847
Asset impairment	—	202
Deferred income taxes	(1,158)	(641)
Excess tax benefits from share-based payment arrangements	(1,543)	(210)
Changes in operating assets and liabilities:
Trade and notes receivable	89,386	20,156
Other receivables	7,475	(12,509)
Inventories	54,750	(17,721)
Prepaid expenses and other assets	(157)	5,746
Other noncurrent assets	753	(1,465)
Trade accounts payable	(61,664)	(40,385)
Accrued expenses and other liabilities	(6,276)	2,954
Income taxes payable	(224)	(138)

Net cash provided by operating activities	131,067	9,860

Cash flows used in investing activities:
Capital expenditures	(3,419)	(5,618)
Net proceeds from sale of property and equipment	612	6,100
Cash paid for business acquisitions, net of cash acquired	—	(2,305)

Net cash used in investing activities	(2,807)	(1,823)

Cash flows used in financing activities:
Decreases in short-term borrowings, net	(6,564)	(2,513)
Payments on revolving credit, net of expenses	(26,141)	(20,956)
Exercise of stock options and Section 16 remediation	1,902	7,350
Excess tax benefits from share-based payment arrangements	1,543	210
Proceeds from issuance of long-term debt	854	25,000
Repayment of long-term debt	—	(13,529)

Net cash used in financing activities	(28,406)	(4,438)

Effect of exchange rate changes on cash and cash equivalents	(687)	510

Increase in cash and cash equivalents	99,167	4,109
Cash and cash equivalents at beginning of period	15,224	1,864

Cash and cash equivalents at end of period	$114,391	$5,973

See Notes to Condensed Consolidated Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2009 and June 30, 2008, the results of operations for the quarter and nine month periods ended March 31, 2009 and 2008, and the statement of cash flows for the nine month periods ended March 31, 2009 and 2008. The results of operations for the quarters and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS and Barcode through its ScanSource Latin American and European sales units, while communication products are marketed through its ScanSource Communications sales unit in Europe.

(3) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine month period ended March 31, 2009 from the information included in Note 2 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 30, 2008. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report filed in our Form 10-K for the fiscal year ended June 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $27.8 million and $25.9 million as of March 31, 2009 and June 30, 2008, respectively, are included in accounts payable.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Policies

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, or (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2008, the first day of fiscal 2009, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective July 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, or (“SFAS 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements in which the Financial Accounting Standards Board (“FASB”) has previously concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The impact of adoption of SFAS 157 is discussed in Note 8, “Fair Value of Financial Instruments”. The Company applied the provisions of Financial Staff Positions Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS 157 for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. The deferred non-financial assets and liabilities include items such as goodwill and non-amortizable intangibles. The Company is required to adopt SFAS 157 for non-financial assets and liabilities in the first quarter of fiscal 2010. The Company’s management is currently evaluating the impact on the Company’s Consolidated Financial Statements.

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

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended March 31, 2009:
Income per common share, basic	$9,229	26,463	$0.35

Effect of dilutive stock options	—	102

Income per common share, diluted	$9,229	26,565	$0.35

Nine months ended March 31, 2009:
Income per common share, basic	$35,184	26,412	$1.33

Effect of dilutive stock options	—	160

Income per common share, diluted	$35,184	26,572	$1.32

Quarter ended March 31, 2008:
Income per common share, basic	$11,028	26,038	$0.42

Effect of dilutive stock options	—	385

Income per common share, diluted	$11,028	26,423	$0.42

Nine months ended March 31, 2008
Income per common share, basic	$41,165	25,934	$1.59

Effect of dilutive stock options	—	391

Income per common share, diluted	$41,165	26,325	$1.56

For the quarter and nine month period ended March 31, 2009, there were 1,735,436 and 1,220,689 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the quarter and nine month period ended March 31, 2008, there were 520,650 and 692,918 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Goodwill and Acquisitions

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009, by operating segment, are as follows:

	(in thousands)
	North American Distribution Segment	International Distribution Segment	Total
Balance as of June 30, 2008	$20,081	$16,040	$36,121
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	(3,416)	(3,416)

Balance as of March 31, 2009	$20,081	$12,624	$32,705

There was no acquisition activity during the nine month period ended March 31, 2009. The change in goodwill from June 30, 2008 relates entirely to foreign exchange fluctuations, specifically, the strengthening of the US Dollar against the British Pound over the nine-month period ended March 31, 2009.

Included within other assets described in the balance sheet are net identifiable intangible assets of $17.1 million and $19.6 million at March 31, 2009 and June 30, 2008, respectively. These amounts relate primarily to customer relationships, non-compete agreements, and trade names associated with prior period acquisitions. The change in this amount from the prior period relates to amortization expense and to a lesser extent, foreign exchange fluctuations.

(6) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	(in thousands)
	March 31, 2009	June 30, 2008
Short-term borrowings	$—	$7,649

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 0.50 per annum. At March 31, 2009, there were no outstanding borrowings against this facility. The effective interest rate at March 31, 2009 and June 30, 2008 was 1.62% and 4.97%, respectively. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	(in thousands)
	March 31, 2009	June 30, 2008
Revolving credit facility	$—	$27,047

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or the prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of March 31, 2009. This facility also contains certain subjective acceleration clauses, which, upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due.

There were no outstanding borrowings on this facility as of March 31, 2009, leaving $250 million available for additional borrowings. The effective weighted average interest rate for the Company’s revolving line of credit facility as of March 31, 2009 was 1.00% versus 4.55% as of June 30, 2008.

Long-Term Debt

	(in thousands)
	March 31, 2009	June 30, 2008
Industrial Development Revenue Bond, monthly payments of interest only, 1.35% variable interest rate at March 31, 2009 and maturing in fiscal 2033	$5,429	$4,576
Unsecured note payable to a bank, monthly payments of interest only, 1.13% variable interest rate at March 31, 2009 and maturing in fiscal 2013 (see Note 7)	25,000	25,000

	30,429	29,576
Less current portion	—	—

Long-term portion	$30,429	$29,576

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of March 31, 2009, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of March 31, 2009, the Company was in compliance with all covenants under this note payable.

(7) Derivatives and Hedging Activities

On January 1, 2009, the Company adopted SFAS 161, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. These risks and the management of these risks are discussed in greater detail below. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with SFAS 133. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

Foreign Currency —the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At March 31, 2009, the Company had contracts outstanding with notional amounts of $57.6 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. The net receivable related to these outstanding contracts was $0.2 million at March 31, 2009.

Interest Rates—the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In the prior fiscal year, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 6. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1.5 million as of March 31, 2009. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Statement of Shareholders’ Equity for the quarter and nine months ended March 31, 2009, are as follows:

	(in thousands)
	Quarter ended March 31, 2009	Nine months ended March 31, 2009
Net interest expense recognized as a result of interest rate swap	$(200)	$(335)
Unrealized gain (loss) in fair value of interest swap rates	202	$(650)

Net increase (decrease) in accumulated other comprehensive income, net of tax	$2	$(985)

The Company has the following derivative instruments located on the consolidated balance sheet and statement of operations, utilized for the risk management purposes detailed above:

	As of March 31, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$—	$302
Derivative liabilities (b):
Foreign exchange contracts	$—	$(53)
Interest rate swap agreement	$(1,482)	$—

(a)	All derivative assets are recorded as prepaid expense and other assets in the Condensed Consolidated Balance Sheet.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS 157 categories as of March 31, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Deferred compensation plan investments (1)	$5,184	$5,184	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	248	—	248	—
Interest rate swap liability	(1,482)	—	(1,482)	—
Notes receivable	4,011	—	4,011	—

Total	$7,961	$5,184	$2,777	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 7, “Derivatives and Hedging Activities”.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 5% of the Company’s consolidated net sales for the quarter and nine month periods ended March 31, 2009 and 2008, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment as well as communications products to more than 6,000 resellers and integrators of technology products. During fiscal 2008, the Company expanded its communications business internationally with the acquisition of MTV Telecom, a UK-based distributor of voice and data solutions. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the quarter and nine month periods ended March 31, 2009 and 2008, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	(in thousands)
	Quarter ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Sales:
North American distribution	$318,132	$425,366	$1,160,683	$1,351,012
International distribution	76,565	93,378	267,890	291,714
Less intersegment sales	(4,882)	(4,324)	(21,840)	(21,271)

	$389,815	$514,420	$1,406,733	$1,621,455

Depreciation and amortization:
North American distribution	$1,482	$1,554	$4,368	$4,738
International distribution	167	147	781	589

	$1,649	$1,701	$5,149	$5,327

Operating income:
North American distribution	$10,413	$16,789	$42,636	$57,864
International distribution	4,704	2,207	11,504	11,918

	$15,117	$18,996	$54,140	$69,782

Capital expenditures:
North American distribution	$7	$130	$3,307	$4,787
International distribution	—	549	112	831

	$7	$679	$3,419	$5,618

			March 31, 2009	June 30, 2008
Assets:
North American distribution			$646,237	$671,434
International distribution			48,315	100,772

			$694,552	$772,206

(10) Commitments and Contingencies

On April 14, 2009, the Company entered into a proposed Stipulation of Compromise and Settlement (the “Settlement”), in connection with certain shareholder derivative actions previously disclosed in the Company’s Form 10-Q for the period ended December 31, 2008 entitled In re ScanSource, Inc. Derivative Litigation (the “Derivative Action”), which relates to allegations concerning certain of the Company’s prior stock option grants. In addition to the plaintiffs and the Company, the parties to the Settlement include all individually named defendants in the Derivative Action, who are either current or former officers or directors of the Company.

On April 20, 2009, the U.S. District Court for the District of South Carolina, Greenville Division (the “Court”) entered a preliminary order approving the Settlement. The Settlement is subject to the final determination of the Court as to, among other things, the fairness, and reasonableness and adequacy of the terms and conditions of the proposed Settlement. A fairness hearing has been scheduled for June 17, 2009 before the Honorable Henry F. Floyd of the Court at the Donald S. Russell Courthouse and U.S. Courthouse, 201 Magnolia Street, Spartanburg, South Carolina to determine whether the Court should approve the proposed Settlement and to consider the agreed upon fee award for plaintiffs’ counsel. If the proposed Settlement is approved by the Court, all derivative claims against the defendants will be dismissed. The Company’s directors and officers liability insurer has agreed to pay the Settlement and the associated fees and expenses to plaintiffs’ counsel.

As previously disclosed in January of 2008, the Company received written notice from the SEC that it had completed its investigation concerning the Company’s historical stock option grant practices and that no enforcement action was recommended.

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

(11) Income Taxes

Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of March 31, 2009 and June 30, 2008, the Company had approximately $2.2 million and $2.0 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $1.9 million and $1.7 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2009, the Company had approximately $0.9 million accrued for interest and penalties, of which less than $0.1 million was a current period expense.

Income taxes for the interim period presented has been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. Included in the estimated overall tax rate are the following discrete tax items: the Company filed Federal and state income tax returns and, in accordance with its accounting policy, provided for corrections to the estimates for the prior year liability to the amounts reflected on the actual returns. In addition, the Company filed for refund claims with certain amended state income tax returns for prior years. The net effect, taking into account both current and deferred income taxes, is a benefit of approximately $0.3 million.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 55,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through the ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment primarily markets AIDC and POS products through its ScanSource sales units. In addition, the Company expanded its communications business internationally through its acquisition of MTV Telecom (Distribution) PLC, a UK-based distributor of voice and data solutions in April 2008.

The Company was incorporated in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally located distribution center located near the FedEx hub in Southaven, Mississippi. The single warehouse and strong management information system form the cornerstone of the Company’s cost-driven operational strategy. This strategy has been expanded to Latin America and Europe, with distribution centers located in Florida and Mexico, and in Belgium, respectively.

Evaluating Financial Condition and Operating Performance

The Company’s executives place a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. ROIC is used by the Company to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization divided by invested capital. Invested capital includes all monetary capital invested calculated as the sum of average interest bearing debt and average shareholders’ equity.

The following table summarizes the Company’s annualized return on invested capital ratio for the quarter ended March 31, 2009 and 2008, respectively:

	Quarter ended March 31,
	2009	2008
Return on invested capital ratio, annualized	13.85%	18.37%

The discussion that follows this overview explains the decrease in ROIC from the comparative quarter. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, it excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value.

The Company’s operating income growth is driven not only by gross profits but by a disciplined control of operating expenses. The Company’s operations feature a scalable information system, streamlined management, and centralized distribution, enabling it to achieve the economies of scale necessary for cost-effective order fulfillment. From its inception, the Company has managed its general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow its markets, the Company has invested in new initiatives including investments in new geographic markets of Europe and Latin America, increased marketing efforts to recruit resellers, enhancements of employee benefit plans to retain employees, and strategic acquisitions in both the North American and International distribution segments.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarter and nine months ended March 31, 2009:

	Quarter ended March 31,
(in thousands)	2009	2008	$ Change	% Change
North American distribution	$313,250	$421,042	$(107,792)	(25.6%)
International distribution	76,565	93,378	(16,813)	(18.0%)

Net sales	$389,815	$514,420	$(124,605)	(24.2%)

	Nine months ended March 31,
(in thousands)	2009	2008	$ Change	% Change
North American distribution	$1,138,843	$1,329,741	$(190,898)	(14.4%)
International distribution	267,890	291,714	(23,824)	(8.2%)

Net sales	$1,406,733	$1,621,455	$(214,722)	(13.2%)

Consolidated worldwide net sales for the quarter ended March 31, 2009 were $389.8 million, a 24.2% decrease from the comparative, prior year quarter. For the nine months ended March 31, 2009, consolidated net sales were $1.4 billion, a 13.2% decrease from the comparative prior year period. The decline in our consolidated sales for both periods reflects the overall decline in demand for technology products on a global basis as a result of the current economic downturn.

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter and year-to-date periods ended March 31, 2009, net sales decreased over the comparative prior year periods by $107.8 million and $190.9 million, respectively. This represented a 25.6% and 14.4% decrease in net sales for these periods, respectively.

The Company’s POS, Barcoding, and Security product categories saw revenues decrease by 28.4% in comparison to the prior year quarter and 12.4% for the prior nine-month period. Similar to last quarter, all of these units continue to be challenged by weaker end-user demand caused by tighter credit markets and uncertain economic conditions in North America. We continued to see delays and / or cancellations of many of the larger deals and projects that would normally occur within the quarter.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units were 21.9% lower in the current quarter versus the prior year quarter and 16.7% lower in comparison to the prior-year nine month period. Both of these sales units continue to be impacted by the prevailing macroeconomic conditions in North America. As a result, the majority of our vendors in these units experienced lower sales on a comparative basis. As discussed in previous quarters, we continue to monitor reseller response to program changes implemented by our key vendor in the Catalyst Telecom sales unit. This vendor continues to make progress with their programs, products, and service offerings and we are encouraged that these changes will eventually be well-received by our resellers. Accordingly, we believe the overall lack of demand experienced this quarter was driven primarily by the uncertain economic climate and an absence of larger transactions that would normally occur in a more stable economic environment.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales units and in Europe through the ScanSource Communications sales unit. For the quarter and year-to-date periods ended March 31, 2009, net sales for this segment decreased by $16.8 million and $23.8 million, respectively. This represented an 18% and 8.2% decrease in net sales for these periods, respectively. On a constant exchange rate basis, sales actually decreased by 8.8% and 4.6% for the quarter and nine-month period, respectively. The constant currency decline in sales for both of these geographies was driven by weakness in end-user demand which was attributable to the economic downturn and the impact of vendor price increases introduced during the quarter.

Gross Profit

The following tables summarize the Company’s gross profit for the quarter and nine month periods ended March 31, 2009 and 2008, respectively:

	Quarter ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
North American distribution	$34,792	$42,168	$(7,376)	(17.5%)	11.1%	10.0%
International distribution	12,743	9,551	3,192	33.4%	16.6%	10.2%

Gross profit	$47,535	$51,719	$(4,184)	(8.1%)	12.2%	10.1%

	Nine months ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
North American distribution	$118,391	$134,466	$(16,075)	(12.0%)	10.4%	10.1%
International distribution	36,974	34,554	2,420	7.0%	13.8%	11.8%

Gross profit	$155,365	$169,020	$(13,655)	(8.1%)	11.0%	10.4%

North American Distribution

Gross profit for the North American distribution segment decreased 17.5% or $7.4 million for the quarter ended March 31, 2009 and 12.0% or $16.1 million for the nine month period as compared to the same periods in the prior year. The decrease in gross profit is primarily the result of lower sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of net sales for the North American distribution segment increased to 11.1% and 10.4%, respectively, for the quarter and nine month periods ended March 31, 2009. From a gross profit percentage perspective, the improvement in the current quarter is attributable to higher vendor program benefits recognized versus the comparative prior period. In addition, we benefited from a more favorable product mix and less margin dilution from the absence of larger deals and projects that traditionally carry lower margins.

International Distribution

In our international distribution segment, gross profit increased by 33.4% or $3.2 million for the quarter ended March 31, 2009, and 7.0% or $2.4 million for the nine month period as compared to the same periods in the prior year. The increase in margin for both periods was generated in the current quarter by taking advantage of strategic inventory purchases in the anticipation of subsequent vendor price increases introduced during the quarter. These opportunistic purchases resulted in the achievement of significantly higher gross margins during the quarter, and as a result, gross profit expressed as a percentage of net sales for this segment increased to 16.6% and 13.8%, respectively for the quarter and nine-month period. While gross profit percentages of product sales in this segment are typically greater than the North American distribution segment, the significant increase in gross margin percentage experienced during the quarter is a direct result of this unique buying opportunity, and does not reflect a sustainable increase in profitability for this segment.

Operating Expenses

The following table summarizes our operating expenses for the periods ended March 31, 2009 and 2008, respectively:

	Period ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
Quarter	$32,418	$32,723	$(305)	(0.9%)	8.3%	6.4%
Nine months	$101,225	$99,238	$1,987	2.0%	7.2%	6.1%

Operating expenses decreased by 0.9%, or $.3 million for the quarter ended March 31, 2009, as compared to the same period in the prior year. The decrease in operating expenditures for the current quarter is primarily attributable to our compensation programs for sales representatives and management which are variable in nature and declined in correlation with our sales volume and profitability. There also was a decrease in operating expenses incurred in our international segment due to favorable foreign exchange rate fluctuations between the two periods. To a much lesser extent, we also started to achieve savings through various cost reduction initiatives that were implemented earlier in the quarter in response to lower sales volumes. Offsetting these expense reductions in the current quarter was a $1.1 million increase in bad debt expense over the prior year quarter and incremental expenditures associated with the acquisition of MTV Telecom of $0.7 million. MTV Telecom was not acquired until April 2008.

For the nine month period ended March 31, 2009, operating expenses increased by 2.0%, or $2.0 million. Offsetting the reduction in variable expenses mentioned earlier was a $2.5 million increase in bad debt expense for the current year-to-date period. Total bad debt expense for the year-to-date period was $6.0 million, compared to prior period bad debt expense of $3.5 million. This increase reflects additional reserves taken over the course of the fiscal year to ensure our allowance for doubtful accounts remains adequate to cover anticipated losses in our receivables portfolio. In addition to higher bad debt expense, we incurred incremental expenditures associated with the acquisition of MTV Telecom of $2.4 million that did not occur in the prior fiscal year.

Operating expenses as a percentage of sales increased to 8.3% and 7.2% for the quarter and nine month periods ended March 31, 2009. These increases can be attributable to the increase in bad debt expense in addition to our continued investment in our European Communications and ScanSource Security business units during a period of overall declining sales volumes for our consolidated operations

Operating Income

The following table summarizes our operating income for the quarters ended March 31, 2009 and 2008, respectively:

	Quarter ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
North American distribution	$10,413	$16,789	$(6,376)	(38.0%)	3.3%	4.0%
International distribution	4,704	2,207	2,497	113.1%	6.1%	2.4%

	$15,117	$18,996	$(3,879)	(20.4%)	3.9%	3.7%

	Nine months March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
North American distribution	$42,636	$57,864	$(15,228)	(26.3%)	3.7%	4.4%
International distribution	11,504	11,918	(414)	(3.5%)	4.3%	4.1%

	$54,140	$69,782	$(15,642)	(22.4%)	3.8%	4.3%

Operating income decreased 20.4% or $3.9 million for the quarter ended March 31, 2009 to $15.1 million. For the nine months ended March 31, 2009, operating income decreased 22.4% or $15.6 million over the comparative prior year period. The decrease in operating income for both periods is primarily attributable to lower sales experienced during the current fiscal year, as previously discussed.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarter and nine months ended March 31, 2009 and 2008, respectively:

	Quarter ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
Interest expense	$609	$1,097	$(488)	(44.5%)	0.2%	0.2%
Interest income	(344)	(401)	57	(14.2%)	-0.1%	-0.1%
Net foreign exchange losses (gains)	95	262	(167)	(63.7%)	0.0%	0.1%
Other, net	(41)	24	(65)	270.8%	0.0%	0.0%

Total other expense, net	$319	$982	$(663)	(67.5%)	0.1%	0.2%

	Nine months ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
Interest expense	$1,810	$4,496	$(2,686)	(59.7%)	0.1%	0.3%
Interest income	(1,119)	(1,108)	(11)	1.0%	-0.1%	-0.1%
Net foreign exchange losses (gains)	1,449	111	1,338	1,205.4%	0.1%	0.0%
Other, net	(3,677)	(229)	(3,448)	1,505.7%	-0.2%	0.0%

Total other expense, net	$(1,537)	$3,270	$(4,807)	147.0%	-0.1%	0.2%

Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the quarter and nine months ended March 31, 2009 was $0.6 million and $1.8 million, respectively. Interest expense for the quarter and nine months ended March 31, 2008 was $1.1 million and $4.5 million. The decrease in interest expense is primarily the result of lower average debt balances between the respective periods, and, to a lesser extent, lower interest rates experienced between the comparative periods.

Interest income for the quarter and nine months ended March 31, 2009 was consistent with the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a lesser extent, interest earned on cash and cash-equivalent balances on hand.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the Euro versus the British Pound and the U.S. Dollar versus other currencies. In the current quarter and year-to-date periods, the Company generated a net foreign exchange loss due to the strengthening of the U.S. Dollar against the Euro, the British Pound, the Mexican Peso, and the Canadian Dollar. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

During the quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. The settlement was received by the Company on December 5, 2008 and was recorded as other income.

Provision for Income Taxes

Income tax expense was $5.6 million and $20.5 million for the quarter and nine months ended March 31, 2009, reflecting an effective income tax rate of 37.6% and 36.8%, respectively. Income tax expense was $7.0 million and $25.3 million for the quarter and nine months ended March 31, 2008, reflecting an effective income tax rate of 38.8% and 38.1%, respectively. The decrease in the effective tax rate in the current quarter and year-to-date period is attributable to favorable adjustments to our tax liability upon filing our Federal and state income tax returns during the current quarter. In addition, in the prior quarter, the Company received a favorable tax ruling that was retroactive to fiscal 2008, which had the effect of decreasing our effective tax rate for the fiscal year.

Net Income

The following table summarizes our net income for the quarters and nine months ended March 31, 2009 and 2008, respectively:

	Period ended March 31,				% of Sales March 31,
(in thousands)	2009	2008	$ Change	% Change	2009	2008
Quarter	$9,229	$11,028	$(1,799)	(16.3%)	2.4%	2.1%
Nine months	$35,184	$41,165	$(5,981)	(14.5%)	2.5%	2.5%

The decrease in net income for the current quarter and year-to-date periods is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $114.4 million at March 31, 2009, compared to $15.2 million at June 30, 2008. The Company’s working capital increased to $381.2 million at March 31, 2009 from $368.6 million at June 30, 2008. The $12.6 million increase in working capital is primarily due to significantly higher cash reserves between the two periods, offset by lower receivables and inventory balances. As of March 31, 2009, there was no outstanding balance on the Company’s revolving line of credit facility.

The number of days sales in receivables (DSO) was 58 at March 31, 2009, compared to 59 days at June 30, 2008 and 54 days at December 31, 2008.

During the quarter, lower than anticipated sales results and the opportunistic inventory purchases previously discussed resulted in 5.7 inventory turns for the period, which was lower than the 6.2 inventory turns generated in the quarter ended December 31, 2008 and 5.8 turns in the comparative quarter.

Cash provided by operating activities was approximately $131.1 million for the nine months ended March 31, 2009, compared to $9.9 million of cash provided by operating activities for the comparative prior year period. This increase was driven primarily by a reduction in receivables and a corresponding decrease in inventory purchases due to lower than anticipated sales, partially offset by the timing of vendor payments between the periods.

Cash used in investing activities for the nine months ended March 31, 2009 was $2.8 million, compared to $1.8 million used in the comparative prior year period. For the nine months ended March 31, 2009, the Company had worldwide capital expenditures of $3.4 million versus $5.6 million in the comparative prior year period. Cash used for capital expenditures was offset by the receipt of proceeds from the sale of property and equipment of $0.6 million and $6.1 million for the nine months ended March 31, 2009 and 2008, respectively. These proceeds reflect the sale of a Company owned property in the United Kingdom in the current year and the sale of our former distribution facility in Memphis, Tennessee in the prior year period. There was no acquisition activity in the current year, however, in the prior year the Company purchased the assets of PC4 in January 2008 for $1.2 million and purchased the remaining outstanding shares of Netpoint for $1.1 million.

Cash used in financing activities was approximately $28.4 million for the nine months ended March 31, 2009 compared to cash used of $4.4 million for the comparative prior year period. The majority of the funds used for both periods were for the purpose of making payments on our revolving credit facility and short term borrowing agreements, which was partially offset by cash proceeds from the exercise of stock options and the receipt of remediation payments from Section 16 officers in connection with our stock option investigation in the prior year. In addition, the Company received proceeds related to the issuance of long-term debt in both periods, primarily related to the purchase of equipment and other building improvements related to our distribution facility located in Southaven, Mississippi.

The Company has a revolving credit facility secured by the assets of its European operations and guaranteed by the Company. This facility was amended on May 14, 2008 to increase the borrowing limit to €6.0 million for the Company’s European operations. At March 31, 2009, there was no outstanding balance on this facility and the effective interest rate on this facility was 1.62%.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of March 31, 2009. There were no outstanding borrowings on this facility as of March 31, 2009. As a result, the Company had $250 million available for additional borrowings on this facility.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of March 31, 2009, and the effective interest rate was 1.35%.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter and nine months ended March 31, 2009 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for both periods.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At March 31, 2009, the fair value of the Company’s currency forward contracts outstanding was a net receivable of approximately $0.2 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009. During the third quarter of fiscal 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 14, 2009, the Company entered into a proposed Stipulation of Compromise and Settlement (the “Settlement”), in connection with certain shareholder derivative actions previously disclosed in the Company’s Form 10-Q for the period ended December 31, 2008 entitled In re ScanSource, Inc. Derivative Litigation (the “Derivative Action”), which relates to allegations concerning certain of the Company’s prior stock option grants. In addition to the plaintiffs and the Company, the parties to the Settlement include all individually named defendants in the Derivative Action, who are either current or former officers or directors of the Company.

On April 20, 2009, the U.S. District Court for the District of South Carolina, Greenville Division (the “Court”) entered a preliminary order approving the Settlement. The Settlement is subject to the final determination of the Court as to, among other things, the fairness, and reasonableness and adequacy of the terms and conditions of the proposed Settlement. A fairness hearing has been scheduled for June 17, 2009 before the Honorable Henry F. Floyd of the Court at the Donald S. Russell Courthouse and U.S. Courthouse, 201 Magnolia Street, Spartanburg, South Carolina to determine whether the Court should approve the proposed Settlement and to consider the agreed upon fee award for plaintiffs’ counsel. If the proposed Settlement is approved by the Court, all derivative claims against the defendants will be dismissed. The Company’s directors and officers liability insurer has agreed to pay the Settlement and the associated fees and expenses to plaintiffs’ counsel.

As previously disclosed in January of 2008, the Company received written notice from the SEC that it had completed its investigation concerning the Company’s historical stock option grant practices and that no enforcement action was recommended.

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

Financial markets throughout the world have continued to experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, and failure and potential failures of major financial institutions. These continuing developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways. The slowdown could lead to reduced information technology spending by end users, which could adversely affect our sales. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and could lead to elevated levels of obsolete inventory. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, could also negatively impact our customer pricing and operating results. In addition, certain of the Company’s assets could become impaired if the fair market value of these assets falls below their carrying value.

We continue to be unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: May 7, 2009	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: May 7, 2009	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.