Form 10-K
period 2009-06-30
SCANSOURCE INC
filed 2009-08-27
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2008 was $503,435,880, as computed by reference to the closing price of such stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2008
Common Stock, no par value per share	26,569,370 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by referenced into Part III of this report certain portions of its proxy statement for its 2009 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2009.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

ITEM 1.	Business.

ScanSource, Inc. (the “Company”), incorporated in 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC and POS products through its ScanSource Latin American and European sales units, while communication products are marketed through its ScanSource Communications sales unit in Europe. See Note 14 to the Notes to the Consolidated Financial Statements for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

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

ScanSource POS and Barcoding sales unit vendors include most of the leading AIDC and POS manufacturers, including Cisco, Datalogic, Elo, Epson America, Honeywell, IBM, Intermec, Motorola, NCR, and Zebra Technologies.

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Global Communication Solutions (GCS), Small and Medium Enterprise (SME) and internet protocol (IP) products. Catalyst Telecom also markets products complementary to the Avaya product line from vendors including Extreme Networks, Juniper Networks, Plantronics, Polycom, and multiple wireless vendors.

ScanSource Communications Sales Unit

ScanSource Communications is a comprehensive value-added distributor of total communications solutions, including video and audio conferencing products; telephony solutions including Voice over IP (VoIP); and computer telephony building blocks. ScanSource Communications’ manufacturing partners include Polycom, Audiocodes, Dialogic, Plantronics, and Quintum.

ScanSource Security Sales Unit

The ScanSource Security sales unit focuses on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes identification, access control, video surveillance, intrusion-related, and wireless infrastructure products. Manufacturers include Alvarion, Axis, Cisco Security, Datacard, Digiop, DSC, Fargo, GE Security, HID, Motorola Wireless, Panasonic, Sony, Tropos and Zebra Card.

International Distribution Segment

The Company’s international distribution segment markets AIDC, POS, and communications products exclusively to technology resellers and integrators in the Latin American (including Mexico) and European markets. Key vendors include many of the same vendors that supply the ScanSource POS and Barcoding, Catalyst Telecom, and ScanSource Communications sales units of the North American distribution segment. Other key vendors exclusive to the international distribution segment include Siemens Communications, Shortel, Star Micronics, and Mitel.

See Item 1A. “Risk Factors” below for a discussion of certain risks relating to the Company’s international operations.

Products and Markets

The Company currently markets over 61,700 products from approximately 245 hardware and software vendors to over 20,000 reseller customers primarily from its central warehouses in Mississippi, Florida, Mexico, Belgium and the United Kingdom.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products, including bar code printers, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices, and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as health care. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail, and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (PBXs), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax, and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, VoIP systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems. Electronic security products include identification, access control, video surveillance, and intrusion-related products, and wireless infrastructure products.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of the amount of the Company’s net sales contributed by product categories.

Industry Overview

The distribution channels for specialty technology products generally consist of manufacturers, wholesale distributors such as ScanSource, resellers and end-users. The “sales channel” for specialty technology products typically evolves through a three-stage process: (i) direct sales by manufacturers to end-users; (ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end-users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sell only to resellers who, in turn, sell directly to end-users.

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

Vendors

The Company’s key vendors for its ScanSource POS and Barcoding sales unit are Cisco, Datalogic, Elo, Epson America, Honeywell, IBM, Intermec, Motorola, NCR, and Zebra Technologies. The Company’s key vendors in its Catalyst Telecom sales unit are Avaya, Extreme Networks, Juniper Networks, Plantronics and Polycom. The Company’s key vendors for its ScanSource Communications sales unit are Audiocodes, Dialogic, Plantronics, and Polycom. The Company’s key vendors for its ScanSource Security sales unit are Axis, Sony, and Zebra Card.

Of all of the Company’s vendors, only two, Motorola and Avaya, each constitute more than 10% of the Company’s net sales.

The Company has over 245 vendors that currently supply its products. The Company’s products are typically purchased directly from the manufacturer on a non-exclusive basis. The Company’s agreements with its vendors generally do not restrict the Company from selling similar or comparable products manufactured by competitors. The Company has the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies.

The Company has written distribution agreements with its key vendors and with almost all of its vendors. The Company’s written distribution agreements are in the form that it believes are customarily used by manufacturers and distributors. The Company’s agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor’s price reductions. Along with the Company’s inventory management policies and practices, these provisions are designed to reduce the Company’s risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

Some of the Company’s distribution agreements contain minimum purchase requirements that the Company must meet in order to receive preferential prices. The Company participates in various rebate, cash discount and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendor’s products. The rebates and purchase discounts are generally influenced by sales volumes and are subject to change.

The Company’s distribution agreements are generally short term, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days notice. The Company’s vendors generally warrant the products the Company distributes and allow returns of defective products, including those returned to the Company by its customers. The Company generally does not independently warrant the products it distributes; however, local laws may in some cases impose warranty obligations on the Company.

The Company’s merchandising department recruits vendors and manages important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training, monitoring of rebate programs and various contract terms and conditions.

Customers

The Company’s reseller customers currently include over 20,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. No single customer accounted for more than 6% of the Company’s total net sales for the fiscal year ended June 30, 2009. The Company generally targets two types of reseller customers:

Specialty Technology VARs

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

Networking or PC VARs

These resellers develop computer solutions and networking for their end-users’ microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as AIDC, POS, security, or communications.

Sales and Electronic Commerce

The Company’s sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Belgium, France, Germany, the United Kingdom, and the Netherlands. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with their assigned customers. The Company also employs business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

Increasingly, customers rely upon the Company’s electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. Through the Company’s website, most customers can gain remote access to the Company’s information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain United Parcel Service (“UPS”) and Federal Express (“FedEx”) package tracking numbers from this site.

Marketing

The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, product catalogs for each of the North American, European and Latin American markets, periodic newsletters, management of sales leads, trade shows with hardware and software companies and vendors, direct mail, and sales promotions. In addition, the Company organizes and operates its own seminars teaming with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

Value-Added Services

In addition to the basic order fulfillment and credit services that conventional wholesale distributors typically provide to resellers, the Company differentiates itself by providing an array of value-added services and business tools that assist resellers to provide more complete solutions and improve customer service. Such services include custom configuration, professional services, technical support, partner marketing, web storefronts, custom packaging, and other specialized services.

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

Central Warehouse and Shipping

The Company operates a 600,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. The Company utilizes a third party warehouse located in Liege, Belgium that serves all of Europe, including the United Kingdom. The Company has additional warehouse facilities in Florida and Mexico, which serve Latin America (including Mexico). The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. The Company’s objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

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

In the ScanSource POS and Barcoding sales unit, the Company competes with broad-line distributors such as Avnet, Ingram Micro, Synnex and Tech Data, in all geographic segments. Additionally, the Company also competes against other smaller, more specialized, AIDC and POS distributors, such as Bluestar. In the Catalyst Telecom sales unit, the Company competes against Ingram Micro, Jenne, Tech Data, and Voda One. In the ScanSource Communications sales unit based in North America and in Europe, the Company competes against Ingram Micro, Nimans, Tech Data, and Westcon. In the ScanSource Security sales unit, which is based in North America, the Company competes against other broad-line distributors such as ADI, Synnex, and Tech Data and more specialized distributors such as Anixter, Northern Video Systems, and Tri-Ed. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

The Company’s competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end-users. In addition, the Company competes with master resellers that sell to franchisees, third-party dealers and end-users. Certain of the Company’s current and potential competitors have greater financial, technical, marketing and other resources than the Company has and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units over the last several years as broad-line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share by the Company.

Employees

As of June 30, 2009, the Company had 1,017 employees located in North America, Latin America (including Mexico) and Europe. Only employees located in Mexico are considered to be a collective bargaining unit. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trademarks and service marks “ScanSource POS and Barcode”, “Catalyst Telecom”, “ScanSource Communications”, “Partner Services”, and “ScanSource Security”.

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

An investment in our common stock involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. There also are other risks that we may not describe, generally because we currently do not perceive them to be material, which could impact us. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

Global economic downturn – Current world-wide economic conditions and market disruptions may adversely affect our business and results of operations.

Financial markets throughout the world could continue to experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, and failure and potential failures of major financial institutions. These continuing developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways. The slowdown could lead to reduced information technology spending by end users, which could adversely affect our sales. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and could lead to elevated levels of obsolete inventory. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, could also negatively impact our customer pricing and operating results.

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

Our continued growth is also dependent, in part, on the skills, experience and efforts of our senior management, including but not limited to, Michael Baur, our Chief Executive Officer. We may not be successful in retaining the members of our senior management team or our other key employees. While we have entered into employment agreements with key executives and have obtained a key person life insurance policy on our CEO’s life, the loss of the services of Mr. Baur or any member of our senior management team could also have an adverse effect on our business, financial condition and results of operations.

Vendor relationships – Terminations of a distribution or services agreement or a significant change in supplier terms, authorizations, or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

A significant percentage of our net sales relates to products sold to us by relatively few vendors. As a result of such concentration risk, terminations of supply or services agreements or a significant change in terms or conditions of sale from one or more of our more significant vendors could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our vendors have the ability to make significantly adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. We have no guaranteed price or delivery agreements with our significant vendors. In certain product categories, limited price protection or return rights offered by our vendors may have a bearing on the amount of product we may be willing to stock. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing vendor programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

We receive purchase discounts and rebates from some vendors based on various factors, including goals for quantitative and qualitative sales or purchase volume and customer related metrics. Certain purchase discounts and rebates may affect gross margins. Many purchase discounts from vendors are based on percentage increases in sales of products. Our operating results could be negatively impacted if these rebates or discounts are reduced or eliminated or if our vendors significantly increase the complexity of process and costs for us to receive such rebates.

Our ability to obtain particular products or product lines in the required quantities and to fulfill customer orders on a timely basis is critical to our success. Our manufacturers have experienced product supply shortages from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. In addition, vendors who currently distribute their products through us may decide to shift to or substantially increase their existing distribution, through other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these vendors, which could have an adverse effect on our operating results. If vendors are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line or vendors substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers, our reputation, sales and profitability may suffer.

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

In order to continue support of our growth, we plan to make significant technological upgrades to our information systems. This can be a lengthy and expensive process that may result in a significant diversion of resources from other operations. In addition, the information systems of companies we acquire may not be sufficient to meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. In addition, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs, and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse affect on our financial results and operations.

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

Should the current economic downturn persist, it is possible that prices may decline due to an oversupply of product, and therefore, there may be a greater risk of declines in inventory value. In addition, our vendors may become insolvent and unable to fulfill their product obligations to us. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technologies could have an adverse effect on our business, financial condition, and results of operations.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. In addition, as a public company with a large shareholder base, we are susceptible to class-action and other litigation resulting from disclosures that we make and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured for the potential losses; in other instances we are not. An uninsured adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations.

See Item 3. “Legal Proceedings” for information concerning certain litigation to which we are currently a party.

Capital resources – Market factors may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions. Changes in payment terms with either suppliers or customers could increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under a subsidiary’s line of credit to satisfy our capital needs and to finance growth. While we believe that our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as the current economic downturn may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property, of which, approximately 70,000 feet is subleased to an unrelated third party.

North American Distribution Facilities

In February 2008, the Company completed the process of relocating its North American distribution operations from Memphis, Tennessee to its new location in Southaven, Mississippi, allowing for substantially expanded warehousing capacity. The Southaven facility accommodates approximately 600,000 square feet with an optional 147,000 square feet of available expansion space. A subsidiary of the Company entered into a ten-year lease associated with this facility, with options to extend the lease for two consecutive five-year periods. Shortly after operations commenced in the Southaven facility, the Company completed the sale of its former distribution facility in Memphis, Tennessee.

The Company or its subsidiaries also have offices, each of 10,000 square feet or less, in leased facilities in Norcross, Georgia; Williamsville, New York; Tempe, Arizona; Lenexa, Kansas; Eagan, Minnesota; Toronto, Canada; and Vancouver, Canada.

International Distribution Facilities

The Company or its subsidiaries lease 22,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Brussels, Belgium, and 8,000 square feet of office space and distribution center space in Egham, England. The Company or its subsidiaries lease approximately 38,000 square feet of third party warehouse space in Liege, Belgium.

The Company or its subsidiaries have additional sales offices, each of 10,000 square feet or less, in leased facilities in Bad Homburg, Germany; Hull, England; Crawley, England; Olivet, France; and Eindhoven, Netherlands.

Management believes the Company’s office and warehouse facilities are adequate to support its operations at their current levels and for the foreseeable future.

ITEM 3.	Legal Proceedings.

On June 17, 2009, the U.S. District Court for the District of South Carolina, Greenville Division entered a Consent Order for Final Approval of Settlement (the “Final Order”) in connection with certain shareholder derivative actions previously disclosed entitled In re ScanSource, Inc. Derivative Litigation (the “Derivative Action”). The Final Order approved the Stipulation of Compromise and Settlement (the “Settlement”) among the Company, the shareholder derivative plaintiffs, and the individually named defendants in the Derivative Action, who are either current or former officers or directors of the Company. The Settlement was effective as of June 17, 2009.

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on The NASDAQ Global Select Market under the symbol “SCSC.” The Company has never paid or declared a cash dividend since inception and the Board of Directors does not intend to institute a cash dividend policy in the foreseeable future. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is restricted. On August 17, 2009, there were approximately 10,604 recorded and known beneficial holders of the Company’s common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2009
First quarter	$34.74	$25.18
Second quarter	29.09	13.58
Third quarter	20.59	13.78
Fourth quarter	27.64	16.59

Fiscal Year 2008
First quarter	$34.14	$25.44
Second quarter	39.50	28.06
Third quarter	38.21	22.61
Fourth quarter	37.50	23.75

Stock Performance Chart

The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on July 1, 2004.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG SCANSOURCE, INC., NASDAQ MARKET INDEX, AND SIC CODE INDEX

ASSUMES $100 INITIAL INVESTMENT ON JULY 1, 2004

	2004	2005	2006	2007	2008	2009
ScanSource, Inc.	$100	$72	$99	$108	$90	$83
SIC Code 5045 – Computers & Peripheral Equipment	$100	$89	$95	$109	$87	$84
NASDAQ Market Index	$100	$100	$106	$127	$112	$89

ITEM 6.	Selected Financial Data.

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following statement of income data and balance sheet data were derived from the Company’s consolidated financial statements.

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2009	2008(1)	2007(1)	2006(1)	2005
	(in thousands, except per share data)
Statement of income data:
Net sales	$1,847,969	$2,175,485	$1,986,927	$1,665,600	$1,469,094
Cost of goods sold	1,639,121	1,947,867	1,776,255	1,497,248	1,319,368

Gross profit	208,848	227,618	210,672	168,352	149,726
Selling, general and administrative expenses	134,730	133,653	135,339	105,042	90,970

Operating income	74,118	93,965	75,333	63,310	58,756
Interest expense (income), net	771	3,959	6,804	1,620	1,264
Other (income) expense, net	(2,307)	(212)	(144)	57	(413)

Total other (income) expense	(1,536)	3,747	6,660	1,677	851

Income before income taxes and minority interest	75,654	90,218	68,673	61,633	57,905
Provision for income taxes	27,966	34,586	25,987	21,592	22,010
Minority interest in income of consolidated subsidiaries, net of taxes	-	-	60	225	291

Net income	$47,688	$55,632	$42,626	$39,816	$35,604

Net income per common share, basic	$1.80	$2.13	$1.65	$1.56	$1.41

Weighted-average shares outstanding, basic	26,445	26,098	25,773	25,491	25,254

Net income per common share, diluted	$1.79	$2.10	$1.63	$1.53	$1.37

Weighted-average shares outstanding, diluted	26,588	26,445	26,213	26,034	25,927

	As of June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance sheet data:
Working capital	$399,647	$368,636	$352,955	$262,171	$219,851
Total assets	748,631	772,206	738,448	617,497	469,604
Total long-term debt (including current portion)	30,429	56,623	107,730	32,185	37,878
Total shareholders’ equity	445,446	395,753	324,744	273,409	225,212

(1)

Included in the statement of income for the fiscal years ended June 30, 2008 and 2007 are $1.0 million and $9.9 million, respectively, of direct costs associated with the special committee review of the Company’s stock option practices. See Note 1A to the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are not historical facts and contain “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our ability to retain key employees, particularly senior management; our ability to retain and expand our existing and new customer relationships; our dependence on vendors, product supply, and availability; our ability to centralize certain functions to provide efficient support to our business; our dependence upon information systems; our ability to manage the potential adverse effects of operating in foreign jurisdictions; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to remain profitable in the face of narrow margins; our ability to compete in new and existing markets that are highly competitive; our ability to manage our business when general economic conditions are poor; our ability to effectively manage and implement our growth strategies; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our inability to eliminate potential volatility in our net sales and operating results on a quarterly basis as a result of changes in demand for our products; our dependence on third-party freight carriers; our inability to resolve or settle potentially adverse litigation matters; and our inability to obtain required capital at acceptable terms to fund our working capital and growth strategies. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at our Investor Relations website at www.scansource.com. Please refer to the cautionary statements and important factors discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended June 30, 2009 for further information. This discussion and analysis should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 61,700 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through the ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS and Barcode products through its ScanSource Latin America and European sales units, while communication products are marketed through its ScanSource Communications sales unit in Europe.

The Company was incorporated in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally located distribution center located near the FedEx hub in Southaven, Mississippi. The single warehouse and strong management information system form the cornerstone of the Company’s cost-driven operational strategy. This strategy has been expanded to Latin America and Europe, with distribution centers located in Florida and Mexico, and in Belgium and the United Kingdom, respectively.

North American Distribution Segment

The Company’s North American distribution segment sells products exclusively to resellers and integrators in large and growing technology markets. Key AIDC vendors include Cisco, Datalogic, Honeywell, Intermec, Motorola and Zebra, and leading POS lines include Elo, Epson America, IBM, and NCR. Key communications vendors include Avaya, Extreme Networks, Juniper Networks, Plantronics and Polycom, while Dialogic supplies key components for the converged communications market. Key electronic security vendors include Alvarion, Axis, Cisco Security, Datacard, Digiop, DSC, Fargo, GE Security, HID, Motorola Wireless, Panasonic, Sony, Tropos and Zebra Card. During fiscal 2008, the Company relocated its North American distribution center from Memphis, Tennessee to a 600,000 square foot facility located in Southaven, Mississippi to meet the current and near-term growth requirements of the North American business.

International Distribution Segment

The Company’s international distribution segment sells AIDC and POS and communications products exclusively to resellers and integrators in the Latin American (including Mexican) and European markets principally from the same product manufacturers as those sold by the North American distribution segment. Marketing efforts to recruit new reseller customers, competitive product pricing, the addition of new vendors, and strategic acquisitions have driven growth in net sales.

Cost Control/Profitability

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

Evaluating Financial Condition and Operating Performance

The Company’s management places a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. ROIC is used by the Company to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization divided by invested capital. Invested capital includes all monetary capital invested calculated as follows – average interest bearing debt and average shareholders’ equity.

The following table summarizes the Company’s return on invested capital ratio for the fiscal years ended June 30, 2009, 2008, and 2007, respectively:

	2009	2008	2007
Return on invested capital ratio	17.7%	22.7%	19.7%

The discussion that follows this overview explains the decrease in ROIC from the comparative periods shown above. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, it excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and a reconciliation to the Company’s financial statements is shown, as follows:

Reconciliation of EBITDA to Net Income

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Net income	$47,688	$55,632	$42,626
Plus: income taxes	27,966	34,586	25,987
Plus: interest expense	2,176	5,471	7,689
Plus: depreciation & amortization	6,781	7,127	6,930

EBITDA (numerator)	$84,611	$102,816	$83,232

Invested capital calculations

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Equity – beginning of the year	$395,753	$324,744	$273,409
Equity – end of the year	445,446	395,753	324,744

Average equity	420,600	360,249	299,077
Average debt(1)	57,605	92,456	122,483

Invested capital (denominator)	$478,205	$452,705	$421,560

Return on invested capital	17.7%	22.7%	19.7%

(1)	Average debt is based upon average daily debt and is therefore not able to be represented in this format.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2009	2008	2007
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.7	89.5	89.4

Gross profit	11.3	10.5	10.6
Selling, general and administrative expenses	7.3	6.2	6.8

Operating income	4.0	4.3	3.8
Interest expense (income), net	-	0.2	0.3
Other (income) expense, net	(0.1)	-	-

Total other (income) expense	(0.1)	0.2	0.3

Income before income taxes and minority interest	4.1	4.1	3.5
Provision for income taxes	1.5	1.5	1.3

Net income	2.6%	2.6%	2.2%

Comparison of Fiscal Years Ended June 30, 2009 and 2008

Net Sales

The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these reporting segments for the comparable fiscal years ending June 30th:

Product Category

	2009	2008	$ Change	% Change
	(in thousands)
POS, barcoding and security products	$1,161,956	$1,379,573	$(217,617)	(15.8%)
Communications products	686,013	795,912	(109,899)	(13.8%)

Net Sales	$1,847,969	$2,175,485	$(327,516)	(15.1%)

Geographic Segments

	2009	2008	$ Change	% Change
	(in thousands)
North American distribution segment	$1,500,144	$1,777,534	$(277,390)	(15.6%)
International distribution segment	347,825	397,951	(50,126)	(12.6%)

Total net sales	$1,847,969	$2,175,485	$(327,516)	(15.1%)

Consolidated net sales for the fiscal year ended June 30, 2009 decreased 15.1% to $1.85 billion in comparison to prior fiscal year net sales of $2.18 billion.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. We note that sales to technology resellers in Canada accounted for less than 5% of total net sales for both fiscal years presented. For the fiscal year ended June 30, 2009, net sales for this segment decreased by approximately $277.4 million, or 15.6%, as compared to the prior fiscal period.

The Company’s North American POS, barcoding, and security product categories saw revenues decrease by 16% in comparison to the prior fiscal year. During the fiscal year ended June 30, 2009, all of these units were challenged by weaker end-user demand caused by tighter credit markets and uncertain economic conditions in North America. Sales of substantially all of our major vendors and product lines were down in comparison to the prior fiscal year, as many of the larger deals and projects that we normally expect to see during the fiscal year were delayed or even cancelled.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom and ScanSource Communications sales units. The combined sales of these units were 15.1% lower for the fiscal year ended June 30, 2009 versus the prior fiscal year. Both of these sales units were also impacted by the prevailing macroeconomic conditions in North America discussed above, and a majority of the vendors in these units experienced lower sales on a comparative basis.

For the first six months of the fiscal year ended June 30, 2009, our key vendor in the Catalyst Telecom sales unit implemented various corrective program changes in response to an unsuccessful new program roll-out from the prior fiscal year. Due to the negative reaction surrounding the initial program roll-out, in addition to the uncertainty associated with the subsequent changes designed to correct the program, revenues for this sales unit were adversely impacted as reseller purchases were delayed or lost to competitive products during the first half of the fiscal year. We believe that this vendor continues to make progress with its programs, products, and service offerings and we are encouraged that these changes have been well-received by our resellers. Accordingly, we attribute the overall lack of demand experienced over the last half of the fiscal year to be driven primarily by the uncertain economic climate and an absence of larger transactions that would normally occur in a more stable economic environment.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales unit and in Europe through the ScanSource Communications sales unit. Sales for the overall international segment decreased by 12.6%, or $50.1 million, as compared to the prior fiscal year. However, on a constant exchange rate basis, the sales decrease was approximately 7.0%. The constant currency decline in sales for both geographies was also driven by weakness in end-user demand which was largely attributable to the economic downturn experienced in both Europe and Latin America.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution segment	$155,916	$176,692	$(20,776)	(11.8%)	10.4%	9.9%
International distribution segment	52,932	50,926	2,006	3.9%	15.2%	12.8%

Total gross profit	$208,848	$227,618	$(18,770)	(8.2%)	11.3%	10.5%

North American Distribution

Gross profit for the North American distribution segment decreased $20.8 million, or 11.8%, for the fiscal year ended June 30, 2009, as compared to the prior fiscal year. The decrease in gross profit is primarily the result of lower sales volume in all of our sales units, as previously discussed. While total gross profit for the North American distribution segment decreased, gross profit, expressed as a percentage of net sales, actually increased to 10.4% for the fiscal year ended June 30, 2009 as compared to 9.9% for the prior fiscal year. This improvement is largely the result of a more favorable product mix and less margin dilution due to an absence of larger deals and projects that traditionally carry lower margins.

International Distribution

Despite a decrease in sales for the international distribution segment, gross profit actually increased by $2.0 million, or 3.9% for the fiscal year ended June 30, 2009, as compared to the prior fiscal year. The increase in gross profit for the fiscal year ended June 30, 2009 was achieved primarily through the use of strategic inventory purchases in the anticipation of subsequent vendor price increases in our European operating segment. These opportunistic purchases resulted in the achievement of significantly higher gross margins during the second half of the fiscal year. As a result, gross profit, expressed as a percentage of net sales for this segment increased to 15.2% in the fiscal year ended June 30, 2009 versus 12.8% in the prior fiscal year. While gross profit of this segment, expressed as a percentage of net sales, is typically greater than the North American distribution segment, the significant increase in gross margin percentage experienced during the quarter is a direct result of this unique buying opportunity, and does not necessarily reflect a sustainable increase in profitability for this segment.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Operating expenses	$134,730	$133,653	$1,077	0.8%	7.3%	6.2%

For the fiscal year ended June 30, 2009, operating expenses were $134.7 million, which was slightly higher than the prior fiscal year. Approximately $2.7 million of this increase is attributable to the incremental operating expenses associated with our acquisition of MTV Telecom in April 2008. Offsetting these incremental costs is the favorable year over year exchange rate impact on operating expenses in our international distribution segment.

Operating expenses as a percentage of sales increased to 7.3% for the fiscal year ended June 30, 2009, compared to 6.2% in the prior year comparative period. This increase is largely due to the significant decline in revenues between the two comparable periods. However, the increase also reflects the Company’s continued investment in our ScanSource Security sales units in North America and ScanSource Communications sales unit in Europe.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$56,261	$76,233	$(19,972)	(26.2%)	3.8%	4.3%
International distribution	17,857	17,732	125	0.7%	5.1%	4.5%

	$74,118	$93,965	$(19,847)	(21.1%)	4.0%	4.3%

Operating income decreased 21.1% or $19.8 million for the fiscal year ended June 30, 2009 as compared to the prior fiscal year. This decrease was entirely the result of lower sales volumes experienced in our North America distribution segment due to the prevailing economic conditions. While our International distribution segment also experienced lower sales volumes, the sales generated in the current year yielded significantly more gross profit than the comparative sales in the prior fiscal year, as discussed previously.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Interest expense	$2,176	$5,471	$(3,295)	(60.2%)	0.1%	0.3%
Interest income	(1,405)	(1,512)	107	(7.1%)	(0.1%)	(0.1%)
Net foreign exchange losses (gains)	1,587	194	1,393	718.0%	0.1%	0.0%
Other, net	(3,894)	(406)	(3,488)	858.9%	(0.2%)	0.0%

Total other (income) expense	$(1,536)	$3,747	$(5,283)	(141.0%)	(0.1%)	0.2%

Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the period ended June 30, 2009 was $2.2 million compared to $5.5 million for the comparative prior year period. The decrease in interest expense is primarily the result of lower average debt balances between the respective periods, and, to a much lesser extent, lower interest rates experienced between the comparative periods.

Interest income for the period ended June 30, 2009 was consistent with the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the Euro versus the British Pound and the U.S. Dollar versus other currencies. During the fiscal year ended June 30, 2009, the Company generated a net foreign exchange loss due to the strengthening of the U.S. Dollar against the Euro, the British Pound, the Mexican Peso, and the Canadian Dollar. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

During the quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. The settlement was received by the Company on December 5, 2008 and was recorded as other income.

Provision for Income Taxes

Income tax expense was $28.0 million and $34.6 million for the fiscal years ended June 30, 2009 and 2008, respectively, reflecting an effective tax rate of 37.0% and 38.3%, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2009 is largely attributable to the Company’s receipt of a favorable tax ruling from a state taxing jurisdiction that was retroactive to fiscal 2008, which had the effect of decreasing our effective tax rate for the fiscal year ended June 30, 2009.

Net Income

The following table summarizes the Company’s net income for the fiscal year ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Net income	$47,688	$55,632	$(7,944)	(14.28%)	2.6%	2.6%

Net income for the fiscal year ended June 30, 2009 was $47.7 million, a $7.9 million decrease over the prior fiscal year period. The decrease in net income is attributable to the changes in operating profits previously discussed.

Comparison of Fiscal Years Ended June 30, 2008 and 2007

Net Sales

The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these reporting segments for the comparable fiscal years ending June 30th:

Product Category

	2008	2007	$ Change	% Change
	(in thousands)
POS, barcoding and security products	$1,379,573	$1,200,497	$179,076	14.9%
Communications products	795,912	786,430	9,482	1.2%

Total net sales	$2,175,485	$1,986,927	$188,558	9.5%

Geographic Segments

	2008	2007	$ Change	% Change
	(in thousands)
North American distribution segment	$1,777,534	$1,669,648	$107,886	6.5%
International distribution segment	397,951	317,279	80,672	25.4%

Total net sales	$2,175,485	$1,986,927	$188,558	9.5%

Consolidated net sales for the fiscal year ended June 30, 2008 increased 9.5% to $2.18 billion in comparison to prior fiscal year net sales of $1.99 billion.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility now located in Southaven, Mississippi. We note that sales to technology resellers in Canada account for less than 5% of total net sales for both fiscal years presented. For the fiscal year ended June 30, 2008, net sales for this segment increased by $107.9 million, or 6.5%, as compared to the prior fiscal period.

The Company’s North American POS, barcoding, and security product category sales increased 11.6% in comparison to the prior fiscal year. This increase was primarily driven by sales growth in our scanning and mobility products, and to a lesser extent, sales growth in our security product lines. The Company continues to grow by continually adding new product lines and attracting new resellers who previously bought directly from manufacturers and other distributors. The Company continues to hire additional sales representatives to better serve our new and existing customers in these product lines.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. ScanSource Communications was formed in January 2008 through the merger of former sales units T2 Supply and Paracon. The Company believes this merger will enable more sales and support resources for the units’ customers. For the fiscal year ended June 30, 2008, net sales of communication products lines increased only slightly over the prior fiscal year to approximately $0.8 billion. A 13.3% increase in sales in the ScanSource Communications sales unit was offset by a 2.2% decrease in sales in our Catalyst Telecom sales unit. Sales in our Catalyst Telecom business unit were negatively impacted by a key vendor’s unsuccessful new program roll-out during the fiscal year ended June 30,

2008. As a result, purchases by our resellers were either delayed or lost to competitive products of other vendors due to an adverse reaction to the terms and conditions of the new program. Though the vendor subsequently announced corrective changes to the program, our sales were adversely impacted during the fiscal year ended June 30, 2008.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales unit. Prior to the fiscal year ended June 30, 2008, our European operations only sold POS and barcoding product lines. However, in April 2008, the Company further expanded its communications business internationally through the acquisition of MTV Telecom (Distribution) PLC, a UK-based distributor of voice and data solutions. Sales of communications products were immaterial for the fiscal year ended June 30, 2008. Sales for the overall international segment increased 25.4% or $80.7 million as compared to the prior fiscal year, comprised of sales growth of 30.9% and 7.5% in Europe and Latin America, respectively.

Sales during the fiscal year ended June 30, 2008 were favorably impacted by foreign exchange fluctuations of $34.8 million. Without the foreign exchange fluctuations, the increase in sales for the fiscal year would have been $45.9 million or 14.5%. Although management cannot forecast the future direction of foreign exchange rate movements, if significant unfavorable changes in exchange rates occur, net sales of the segment could be adversely affected.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30th:

					% of Sales June 30,
	2008	2007	$ Change	% Change	2008	2007
	(in thousands)
North American distribution segment	$176,692	$169,627	$7,065	4.2%	9.9%	10.2%
International distribution segment	50,926	41,045	9,881	24.1%	12.8%	12.9%

Total gross profit	$227,618	$210,672	$16,946	8.0%	10.5%	10.6%

North American Distribution

Gross profit for the North American distribution segment increased $7.1 million, or 4.2%, for the fiscal year ended June 30, 2008 as compared to the prior fiscal year. The increase in gross profit for the year ended June 30, 2008 was a result of increased sales volume of the segment, as previously discussed. Gross profit for the North America distribution segment, expressed as a percentage of net sales, decreased slightly to 9.9% of sales for fiscal year 2008 as compared to 10.2% of sales for the prior fiscal year. This decrease was largely attributable to a less favorable product mix resulting from lower sales in the Company’s Catalyst Telecom sales unit and higher freight costs.

International Distribution

Gross profit for the international distribution segment increased $9.9 million, or 24.1% for the fiscal year ended June 30, 2008, as compared to the prior fiscal year. The increase was primarily due to increased sales volume, as previously discussed. Gross profit of this segment, expressed as a percentage of net sales, is typically greater than the North American distribution segment. For the fiscal year ended June 30, 2008, this percentage decreased slightly to 12.8%, as compared to 12.9% in the prior fiscal year.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30th:

					% of Sales June 30,
	2008	2007	$ Change	% Change	2008	2007
	(in thousands)
Operating expenses	$133,653	$135,339	$(1,686)	(1.2%)	6.2%	6.8%

For the fiscal year ended June 30, 2008, operating expenses were $133.7 million, which was slightly lower than the prior fiscal year. The comparability of operating expenses between these two periods is impacted by approximately $9.9 million of legal and professional fees incurred in the prior fiscal year related to the Company’s stock option investigation and remediation activities. In the fiscal year ended June 30, 2008, the Company incurred approximately $1.0 million of fees associated with this matter. Therefore, excluding expenditures related to this matter, operating expenses would have increased by $7.2 million, or approximately 5.8% for the fiscal year ended June 30, 2008. This increase was comprised primarily of $9.3 million in higher salaries and employee benefits due to higher headcounts worldwide, partially offset by a $2.4 million reduction in bad debts in comparison to the prior fiscal year.

Operating expenses, expressed as a percentage of sales, decreased to 6.2% for the fiscal year ended June 30, 2008, from 6.8% in the comparable fiscal year. As discussed previously, this decrease is largely attributable to the legal and professional fees incurred in connection with our stock option investigation. Excluding these expenditures in the prior year, this ratio would have been 6.3%. The Company continued to benefit from greater economies of scale associated with the Company’s worldwide expansion of capacity and employee headcount. Pursuant to achieving internal goals during the fiscal year ended June 30, 2008, the Company recorded world-wide profit-sharing expense of $7.5 million compared to $5.5 million for the fiscal year ended June 30, 2007.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

					% of Sales June 30,
	2008	2007	$ Change	% Change	2008	2007
	(in thousands)
Operating income	$93,965	$75,333	$18,632	24.7%	4.3%	3.8%

Operating income increased 24.7% or $18.6 million for the fiscal year ended June 30, 2008 as compared to the prior fiscal year. This increase was attributable to higher sales volumes achieved in both our North American and international distribution segments, as well as significantly lower expenditures related to the Special Committee investigation into our stock option granting practices. As a result, operating income, expressed as a percentage of net sales, increased to 4.3% for the fiscal year ended June 30, 2008 compared to 3.8% in the prior fiscal year. The expenditures related to the Special Committee investigation had a (0.1)% and (0.5)% impact on operating income expressed as a percentage of net sales for the fiscal years ended June 30, 2008 and 2007, respectively.

Total Other Expense (Income)

The following table summarizes the Company’s total other expense (income) for the fiscal years ended June 30th:

					% of Sales June 30,
	2008	2007	$ Change	% Change	2008	2007
	(in thousands)
Interest expense	$5,471	$7,689	$(2,218)	(28.8%)	0.3%	0.4%
Interest income	(1,512)	(885)	(627)	70.8%	(0.1%)	(0.1%)
Foreign exchange loss (gain), net	194	190	4	2.1%	0.0%	0.0%
Other, net	(406)	(334)	(72)	21.6%	0.0%	0.0%

Total other expense (income)	$3,747	$6,660	$(2,913)	(43.7%)	0.2%	0.3%

Interest expense for the years ended June 30, 2008 and 2007 was $5.5 million and $7.7 million, respectively, primarily reflecting interest paid on borrowings on the Company’s revolving line of credit and long-term debt. The improvement in interest expense for the fiscal year ended June 30, 2008 is primarily attributable to lower average debt balances, and to a lesser extent, lower interest rates.

The Company generates interest income on longer-term interest bearing receivables and to a lesser extent interest earned on cash and cash-equivalent balances on hand. However, the increase in interest income for the current fiscal year is primarily attributable to an increase on interest bearing receivables in comparison to the prior fiscal year.

Net foreign exchange gains and losses consisted of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Net foreign exchange losses were $0.2 million for both fiscal years ended June 30, 2008 and 2007, respectively. Foreign exchange losses for the current fiscal year are similar to the prior fiscal year and were primarily the result of fluctuations in the value of the Euro versus the British Pound, and to a lesser extent, the U.S. Dollar versus other currencies. The Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure. The Company’s foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $34.6 million and $26.0 million for the fiscal years ended June 30, 2008 and 2007, respectively, reflecting an effective income tax rate of 38.3% and 37.8%, respectively. The increase in the effective tax rate was largely due to higher state tax expense.

Minority Interest in Income of Consolidated Subsidiaries

In the fiscal year ended June 30, 2007, the Company recorded minority interest income associated with certain minority shareholders. Effective July 1, 2007, the Company owned 100% of its consolidated subsidiaries.

Net Income

The following table summarizes the Company’s net income for the fiscal year ended June 30th:

					% of Sales June 30,
	2008	2007	$ Change	% Change	2008	2007
	(in thousands)
Net income	$55,632	$42,626	$13,006	30.5%	2.6%	2.1%

Net income for the current fiscal year ended June 30, 2008 was $55.6 million, a $13 million increase over the prior fiscal year period. The increase in net income and net income expressed as a percentage of net sales is attributable to the changes in operating profits discussed previously.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2009				Fiscal 2008
	Jun. 30 2009	Mar. 31 2009	Dec. 31 2008	Sept. 30 2008	Jun. 30 2008	Mar. 31 2008	Dec. 31 2007	Sept. 30 2007
	(in thousands, except per share data)
Net sales	$441,236	$389,815	$477,093	$539,825	$554,030	$514,420	$553,344	$553,691

Cost of goods sold	387,753	342,280	424,765	484,323	495,432	462,701	494,167	495,567

Gross profit	$53,483	$47,535	$52,328	$55,502	$58,598	$51,719	$59,177	$58,124

Net income	$12,504	$9,229	$13,525	$12,430	$14,468	$11,028	$15,450	$14,686

Weighted-average shares outstanding, basic	26,542	26,463	26,411	26,364	26,307	26,038	25,899	25,866

Weighted-average shares outstanding, assuming dilution	26,704	26,565	26,540	26,611	26,549	26,423	26,330	26,276

Net income per common share, basic	$0.47	$0.35	$0.51	$0.47	$0.55	$0.42	$0.60	$0.57

Net income per common share, assuming dilution	$0.47	$0.35	$0.51	$0.47	$0.54	$0.42	$0.59	$0.56

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or market, and vendor incentives. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above-described items are reasonable and that the actual results will not vary significantly from the estimated amounts. For further discussion of our significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. A provision for estimated losses on returns is recorded at the time of sale based on historical experience.

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

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”) requires that a portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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

Accounting Standards Recently Issued

See Note 2 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $127.7 million at June 30, 2009, compared to $15.2 million at June 30, 2008. The Company’s working capital increased to $400.0 million at June 30, 2009 from $368.6 million at June 30, 2008. The $31.4 million increase in working capital is primarily due to significantly higher cash reserves between the two periods, offset by lower receivables and inventory balances. As of June 30, 2009, there was no outstanding balance on the Company’s revolving line of credit facility.

The number of days sales in receivables (DSO) was 59 at June 30, 2009, compared to 59 days at June 30, 2008 and 58 days at March 31, 2009.

Inventory turnover increased to 7.1 times in the current fiscal year versus 6.9 times in the comparative prior year period. This increase is largely the function of lower average inventory balances carried during the current fiscal year.

Cash provided by operating activities was approximately $143.3 million for the year ended June 30, 2009, compared to $62.9 million of cash provided by operating activities for the comparative prior year period. This increase was driven primarily by a reduction in receivables and a corresponding decrease in inventory purchases due to lower sales volumes, partially offset by the timing of vendor payments between the periods.

Cash used in investing activities for the twelve months ended June 30, 2009 was $2.5 million, compared to $11.4 million used in the comparative prior year period. For the twelve months ended June 30, 2009, the Company had worldwide capital expenditures of $3.7 million versus $7.0 million in the comparative prior year period. Cash used for capital expenditures was offset by the receipt of proceeds from the sale of property and equipment of $1.2 million and $6.1 million for the twelve months ended June 30, 2009 and 2008, respectively. These proceeds reflect the sale of our fractional interests in two airplanes and a Company owned property in the United Kingdom during the fiscal year ended June 30, 2009. In the prior fiscal year, these proceeds reflect the sale of our former distribution facility in Memphis, Tennessee. There was no acquisition activity during the fiscal year ended June 30, 2009, however, in the prior year the Company acquired MTV Telecom for $8.2 million in April 2008, purchased the assets of PC4 in January 2008 for $1.2 million and purchased the remaining outstanding shares of Netpoint for $1.1 million.

Cash used in financing activities was approximately $28.2 million for the twelve months ended June 30, 2009, compared to cash used of $38.6 million for the comparative prior year period. The majority of the funds used for both periods were for the purpose of making payments on our revolving credit facility and short term borrowing agreements, which was partially offset by cash proceeds from the exercise of stock options and the receipt of remediation payments from Section 16 officers in connection with our stock option investigation in the prior year. In addition, the Company received proceeds related to the issuance of long-term debt in both periods, primarily related to the purchase of equipment and other building improvements related to our distribution facility located in Southaven, Mississippi.

The Company has a revolving credit facility secured by the assets of its European operations and guaranteed by the Company. This facility was amended on May 14, 2008 to increase the borrowing limit to €6.0 million for the Company’s European operations. At June 30, 2009, there was no outstanding balance on this facility.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of June 30, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The Company was in compliance with all covenants under the credit facility as of June 30, 2009. There were no outstanding borrowings on this facility as of June 30, 2009. As a result, the Company had $250 million available for additional borrowings on this facility.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of June 30, 2009, and the effective interest rate was 1.17%.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Commitments

At June 30, 2009, the Company had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (See Notes 7 and 13 to the consolidated financial statements) as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years
	(in thousands)
Contractual Obligations

Principal debt payments	$30,429	$-	$-	$25,000	$5,429
Non-cancelable operating leases(1)	25,889	4,516	7,802	5,742	7,829
Other(2)	-	-	-	-	-

Total obligations	$56,318	$4,516	$7,802	$30,742	$13,258

(1)

Amounts to be paid in future periods for real estate taxes, insurance, and other operating expenses applicable to the properties pursuant to the respective operating leases have been excluded from the table above as the amounts payable in future periods are generally not specified in the lease agreements and are dependent upon amounts which are not known at this time. Such amounts were not material in the current fiscal year.

(2)

Amounts totaling $6.1 million of deferred compensation which are included in other non-current liabilities in our consolidated balance sheet as of June 30, 2009 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the fiscal year ended June 30, 2009 would have resulted in a less than $0.4 million increase or decrease, respectively, in pre-tax income for the period.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At June 30, 2009, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ScanSource, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited ScanSource, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ScanSource, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ScanSource, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of ScanSource, Inc. and subsidiaries and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 27, 2009

ScanSource, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share information)

	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$127,664	$15,224
Trade and notes receivable:
Trade, less allowance of $16,883 at June 30, 2009 and $17,244 at June 30, 2008	291,037	360,154
Other receivables	7,676	8,052

	298,713	368,206

Inventories	216,829	280,077
Prepaid expenses and other assets	10,356	5,556
Deferred income taxes	8,735	11,428

Total current assets	662,297	680,491

Property and equipment, net	21,035	22,420
Goodwill	34,087	36,121
Other assets, including identifiable intangible assets	31,212	33,174

Total assets	$748,631	$772,206

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$-
Short-term borrowings	-	7,649
Trade accounts payable	228,408	265,284
Accrued expenses and other liabilities	30,443	34,337
Income taxes payable	3,799	4,585

Total current liabilities	262,650	311,855
Long-term debt	30,429	29,576
Borrowings under revolving credit facility	-	27,047
Other long-term liabilities	10,106	7,975

Total liabilities	303,185	376,453

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	-	-
Common stock, no par value; 45,000,000 shares authorized, 26,565,870 and 26,349,520 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	104,461	96,097
Retained earnings	337,822	290,134
Accumulated other comprehensive income	3,163	9,522

Total shareholders’ equity	445,446	395,753

Total liabilities and shareholders’ equity	$748,631	$772,206

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Income Statements

Years Ended June 30, 2009, 2008, and 2007

(in thousands, except per share data)

	2009	2008	2007
Net sales	$1,847,969	$2,175,485	$1,986,927
Cost of goods sold	1,639,121	1,947,867	1,776,255

Gross profit	208,848	227,618	210,672

Operating expenses:
Selling, general and administrative expenses	134,730	133,653	135,339

Operating income	74,118	93,965	75,333
Other (income) expense:
Interest expense	2,176	5,471	7,689
Interest income	(1,405)	(1,512)	(885)
Other, net	(2,307)	(212)	(144)

Total other (income) expense	(1,536)	3,747	6,660

Income before income taxes and minority interest	75,654	90,218	68,673
Provision for income taxes	27,966	34,586	25,987

Income before minority interest	47,688	55,632	42,686
Minority interest in income of consolidated subsidiaries, net of income taxes of $0, $0, and $36 at June 30, 2009, 2008, and 2007, respectively	-	-	60

Net income	$47,688	$55,632	$42,626

Per share data:
Net income per common share, basic	$1.80	$2.13	$1.65

Weighted-average shares outstanding, basic	26,445	26,098	25,773

Net income per common share, diluted	$1.79	$2.10	$1.63

Weighted-average shares outstanding, diluted	26,588	26,445	26,213

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2009, 2008, and 2007

(in thousands, except per share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2006	25,725,214	$76,915	$191,876	$4,618	$273,409

Comprehensive Income:
Net income	-	-	42,626	-	42,626
Foreign currency translation adjustment	-	-	-	1,971	1,971

Total comprehensive income					44,597

Exercise of stock options	130,510	1,125	-	-	1,125
Share based compensation	-	3,642	-	-	3,642
Tax benefit of deductible compensation arising from exercise of options	-	1,971	-	-	1,971

Balance at June 30, 2007	25,855,724	$83,653	$234,502	$6,589	$324,744

Comprehensive Income:
Net income	-	-	55,632	-	55,632
Unrealized gain on hedged transaction, net of tax of $41	-	-	-	66	66
Foreign currency translation adjustment	-	-	-	2,867	2,867

Total comprehensive income					58,565

Exercise of stock options and shares issued under share-based compensation plans	493,796	7,487	-	-	7,487
Share based compensation	-	4,300	-	-	4,300
Tax benefit of deductible compensation arising from exercise of stock options	-	364	-	-	364
Consideration received from certain officers related to remediation activities (see Note 10)	-	751	-	-	751
Reclassification of additional-paid-in-capital related to remediation activities (see Note 10)	-	(458)	-	-	(458)

Balance at June 30, 2008	26,349,520	$96,097	$290,134	$9,522	$395,753

Comprehensive Income:
Net income	-	-	47,688	-	47,688
Unrealized loss on hedged transaction, net of tax of $476	-	-	-	(821)	(821)
Foreign currency translation adjustment	-	-	-	(5,538)	(5,538)

Total comprehensive income					41,329

Exercise of stock options and shares issued under share-based compensation plans	216,350	2,077	-	-	2,077
Share based compensation	-	4,738	-	-	4,738
Tax benefit of deductible compensation arising from exercise of stock options	-	1,549	-	-	1,549

Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$47,688	$55,632	$42,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,203	4,652	4,851
Amortization of intangible assets	2,578	2,475	2,079
Allowance for accounts and notes receivable	6,404	6,504	8,858
Share-based compensation and restricted stock	4,738	4,904	3,642
Asset impairment	191	202	148
Deferred income taxes	1,763	(94)	992
Excess tax benefits from share-based payment arrangements	(1,549)	(364)	(1,971)
Minority interest in income of subsidiaries	-	-	60
Changes in operating assets and liabilities, net of acquisitions:
Trade and notes receivable	54,186	(3,056)	(45,172)
Other receivables	2,772	(9,774)	(1,158)
Inventories	58,929	85	(21,138)
Prepaid expenses and other assets	(4,917)	5,276	(8,126)
Other noncurrent assets	(212)	(2,692)	(2,471)
Trade accounts payable	(32,267)	629	(16,088)
Accrued expenses and other liabilities	(2,173)	(267)	7,044
Income taxes payable	916	(1,223)	(123)

Net cash provided by (used in) operating activities	143,250	62,889	(25,947)

Cash flows used in investing activities:
Capital expenditures	(3,655)	(6,982)	(4,542)
Net proceeds from sale of property and equipment	1,158	6,100	-
Cash paid for business acquisitions, net of cash acquired	-	(10,530)	(50,585)

Net cash (used in) investing activities	(2,497)	(11,412)	(55,127)

Cash flows from financing activities:
(Decreases) increases in short-term borrowings, net	(6,564)	3,797	3,309
(Payments) advances on revolving credit, net of expenses	(26,141)	(63,137)	59,800
Exercise of stock options and Section 16 remediation	2,077	8,238	1,125
Excess tax benefits from share-based payment arrangements	1,549	364	1,971
Proceeds from issuance of long-term debt	853	25,000	13,000
Repayment of long-term debt	-	(12,840)	(211)

Net cash (used in) provided by financing activities	(28,226)	(38,578)	78,994
Effect of exchange rate changes on cash and cash equivalents	(87)	461	113

Increase (decrease) in cash and cash equivalents	112,440	13,360	(1,967)
Cash and cash equivalents at beginning of period	15,224	1,864	3,831

Cash and cash equivalents at end of period	$127,664	$15,224	$1,864

Supplemental disclosure of cash flow information:
Interest paid during the year	$2,308	$6,885	$6,229

Income taxes paid during the year	$30,379	$29,580	$30,228

See accompanying notes to consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009

(1)	Business Description

ScanSource, Inc. (“The Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS and Barcode through its ScanSource Latin American and European sales units, while communication products are marketed through its ScanSource Communications sales unit in Europe.

(2)	Summary of Significant Accounting Policies and Accounting Standards Recently Issued

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Minority Interest

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Consolidated Income Statements. Effective July 1, 2007, the Company owned 100% of Netpoint International, Inc. (“Netpoint”).

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts. At June 30, 2009 and 2008, amounts exceeding FDIC insured limits aggregated approximately $8.1 million and $14.0 million, respectively. Checks released but not yet cleared at the Company’s bank of $45.6 million and $25.9 million as of June 30, 2009 and 2008, respectively, are included in accounts payable.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout North America, Latin America (including Mexico) and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. No single customer accounted for more than 6% of the Company’s net sales for fiscal 2009, 2008, or 2007.

The Company has established arrangements with certain customers for longer term financing. The Company accounts for these arrangements by recording them at their historical cost less specific allowances at balance sheet dates. Interest income is recognized in the period earned and is recorded as interest income in the Consolidated Income Statement.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash with high credit quality financial institutions. At times, such investments may be in excess of FDIC insurance limits.

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

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. Dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments or multi-currency borrowings. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items. Derivative financial instruments related to foreign currency exposure are accounted for on an accrual basis with gains or losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions reflected in either other assets or other liabilities. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked-to-market with changes in their fair value recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily by British Pounds, Euros, Mexican Pesos, and Canadian Dollars. The gains and losses on these activities were not material for the fiscal years ended June 30, 2009 and 2008, respectively.

During the fiscal year ended June 30, 2008, the Company entered into an interest rate swap and designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument will not be included in current earnings, but will be reported as other comprehensive income (loss). The ineffective portion, if any, will be recorded as an adjustment to earnings.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan. The Company has classified these investments as trading securities and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments. The fair value of these investments and the corresponding deferred compensation obligation was $6.1 million and $5.7 million as of June 30, 2009 and June 30, 2008, respectively. These investments are classified within other non-current assets in the Consolidated Balance Sheets. The deferred compensation obligation is classified within other long-term liabilities.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”) requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

The Company records unrestricted volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivables from vendors that are not yet earned are deferred in the Consolidated Balance Sheets. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of goods sold when the related inventory is sold. EITF 02-16 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Vendor Concentration

The Company sells products from many suppliers, however, sales from products supplied by Motorola and Avaya each constituted more than 10% of the Company’s net sales for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Product Warranty

The Company’s vendors generally provide a warranty on the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In one product line, the Company offers certain warranty service programs. With respect to these programs, the Company either records a provision for estimated service warranty costs at the time of sale adjusting periodically to reflect the actual experience, or will purchase a contract from an unrelated third party to fulfill the service. To date, neither warranty expense nor the accrual for warranty costs has been material to the Company’s consolidated financial statements. For all other product lines, the Company does not independently provide a warranty on the products it distributes; however, to maintain customer relations, the Company facilitates returns of defective products from the Company’s customers by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, equipment and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Goodwill

The Company accounts for recorded goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that they are reviewed annually for impairment, or more frequently if impairment indicators exist. See Note 6, “Goodwill and Other Identifiable Intangible Assets” for a discussion of the annual goodwill impairment test.

Intangible Assets

Intangible assets consist of customer relationships, debt issue costs, trade names, trademarks, and non-compete agreements. Customer relationships are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Debt issue costs are amortized over the term of the credit facility. Trade names and trademarks are amortized over a period ranging from 1 to 2 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets and are shown in detail in Note 6, “Goodwill and Other Identifiable Intangible Assets”.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The Company did not record any material impairment charges for the fiscal years ended June 30, 2009, 2008 and 2007.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. The fair value of the Company’s interest rate swap and other foreign currency contracts are based upon information from a third party broker.

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

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

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2009, 2008 and 2007 was approximately $9.9 million, $11.8 million, and $11.1 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three years ended June 30, 2009. Deferred advertising costs at June 30, 2009 and 2008 were not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income. The assets and liabilities of these foreign entities are translated into U.S. Dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other (income) expense in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

those earnings in the business outside the United States. Effective July 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109, or (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 12 for more information on the Company’s adoption of the interpretation.

Share-Based Payment

The Company accounts for share-based compensation using the provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) which requires the recognition of the fair value of share-based compensation. Share-based compensation is estimated at the grant date based on the fair value of the awards, in accordance with the provisions of SFAS 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

Accounting Standards Recently Issued

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“Codification”). The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No.165”). SFAS No. 165 provides guidance to establish general standard of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009, and was required to be adopted by the Company beginning with the year ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Effective January 1, 2009, the Company adopted Statement SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

Effective July 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, or (“SFAS 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements in which the Financial Accounting Standards Board (“FASB”) has previously concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The impact of adoption of SFAS 157 is discussed in Note 9, “Fair Value of Financial Instruments”. The Company applied the provisions of Financial Staff Positions Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS 157 for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. The deferred non-financial assets and liabilities include items such as goodwill and non-amortizable intangibles. The Company is required to adopt SFAS 157 for non-financial assets and liabilities in the first quarter of fiscal 2010. The Company’s management is currently evaluating the impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively to conform to the provisions of the FSP. The Company is currently evaluating the impact of the adoption of FSP 03-6-1.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51, or (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. Early adoption is prohibited.

(3)	Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Fiscal Year Ended June 30, 2009:
Net income per common share, basic	$47,688	26,445	$1.80

Effect of dilutive stock options	-	143

Net income per common share, assuming dilution	$47,688	26,588	$1.79

Fiscal Year Ended June 30, 2008:
Net income per common share, basic	$55,632	26,098	$2.13

Effect of dilutive stock options	-	347

Net income per common share, assuming dilution	$55,632	26,445	$2.10

Fiscal Year Ended June 30, 2007:
Net income per common share, basic	$42,626	25,773	$1.65

Effect of dilutive stock options	-	440

Net income per common share, assuming dilution	$42,626	26,213	$1.63

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

(4)	Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2009	2008
	(in thousands)
Land	$2,978	$2,261
Buildings and leasehold improvements	15,825	14,719
Computer software and equipment	12,487	12,532
Furniture, fixtures and equipment	17,178	28,787

	48,468	58,299
Less accumulated depreciation	(27,433)	(35,879)

	$21,035	$22,420

During the fiscal year ended June 30, 2008, the Company relocated its North American distribution center from Memphis, Tennessee to its new location in Southaven, Mississippi. In January 2008, the Company sold the existing Memphis, Tennessee facility for cash proceeds of $6.1 million, net of expenses. An immaterial loss was recorded in connection with this sale.

(5)	Acquisitions

In April 2008, the Company expanded its communications business internationally with the acquisition of MTV Telecom, a UK-based distributor of voice and data solutions. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the transaction date. This resulted in the recognition of $6.1 million of goodwill and $2 million of amortizable intangible assets related primarily to customer relationships and trademarks.

In March 2008, the Company purchased certain assets of PC 4, a wholesale distributor of point-of-sale (POS) hardware. In accordance with this acquisition, approximately $0.3 million of the purchase price was allocated to customer relationships.

In accordance with the purchase agreement, the Company purchased the remaining outstanding shares of Netpoint for $1.1 million, thereby increasing its ownership to 100% effective July 1, 2007.

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test at the end of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. These reporting units are also the Company’s operating segments. During fiscal years 2009, 2008 and 2007, no impairment charge related to goodwill was recorded.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2007	$20,081	$9,280	$29,361
Goodwill acquired during 2008	-	6,767	6,767
Fluctuations in foreign currencies	-	(7)	(7)

Balance as of June 30, 2008	$20,081	$16,040	$36,121
Fluctuations in foreign currencies	-	(2,034)	(2,034)

Balance as of June 30, 2009	$20,081	$14,006	$34,087

During the fiscal year ended June 30, 2009, there were no acquisitions that impacted goodwill. In the fiscal year ending June 30, 2008, the Company’s goodwill balances increased due to the acquisition of MTV Telecom and the purchase of the remaining outstanding shares of Netpoint, as discussed previously.

The following table shows the Company’s identifiable intangible assets as of June 30, 2009 and 2008, respectively. These balances are included on the consolidated balance sheet within other assets:

	June 30, 2009			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$19,818	$3,816	$16,002	$20,127	$2,450	$17,677
Debt issue costs	841	265	576	841	113	728
Trade names and trademarks	960	871	89	987	412	575
Non-compete agreements	1,785	1,785	-	1,785	1,190	595

Total	$23,404	$6,737	$16,667	$23,740	$4,165	$19,575

The weighted average amortization period for all intangible assets was approximately 13 years for each of the years ended June 30, 2009, 2008 and 2007, respectively. Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $2.6 million, $2.5 million, and $2.1 million, respectively. Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2010	$1,602
2011	1,512
2012	1,512
2013	1,401
2014	1,364
Thereafter	9,276

$16,667

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

(7)	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

	June 30, 2009	June 30, 2008
	(in thousands)
Short-term borrowings	$-	$7,649

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At June 30, 2009, there were no outstanding borrowings against this facility. The effective interest rate at June 30, 2008 was 4.97%. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	June 30, 2009	June 30, 2008
	(in thousands)
Revolving credit facility	$-	$27,047

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) rate or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of June 30, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of June 30, 2009.

There were no outstanding borrowings on this facility as of June 30, 2009, leaving $250 million available for additional borrowings. The effective weighted average interest rate for the Company’s revolving line of credit facility as of June 30, 2008 was 4.55%.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Long-Term Debt

	June 30, 2009	June 30, 2008
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.17% variable interest rate at June 30, 2009 and maturing in fiscal 2033	$5,429	$4,576
Unsecured note payable to a bank, monthly payments of interest only, 0.96% variable interest rate at June 30, 2009 and maturing in fiscal 2013 (see Note 8)	25,000	25,000

	30,429	29,576
Less current portion	-	-

Long-term portion	$30,429	$29,576

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of June 30, 2009, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of June 30, 2009, the Company was in compliance with all covenants under this note payable.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2009 are as follows:

Long-Term Debt
(in thousands)
Fiscal year:
2010	$-
2011	-
2012	-
2013	25,000
2014	-
Thereafter	5,429

Total principal payments	$30,429

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

(8)	Derivatives and Hedging Activities

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

Foreign Currency – the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At June 30, 2009, the Company had contracts outstanding with notional amounts of $59.1 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Foreign exchange derivative contract gains, net of losses	$5,147	$873	$188

Foreign currency transactional and remeasurement losses, net of gains	$(6,734)	$(1,067)	$(378)

Net foreign currency transactional and remeasurement gains (losses)	$(1,587)	$(194)	$(190)

Interest Rates – the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap agreements. In the prior fiscal year, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1.2 million as of June 30, 2009. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2009 and 2008, are as follows:

	Fiscal Year Ended June 30,

	2009	2008
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$540	$69
Unrealized (loss) gain in fair value of interest swap rates	(1,361)	(3)

Net (decrease) increase in accumulated other comprehensive income, net of tax	$(821)	$66

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of June 30, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets(a):
Foreign exchange contracts	$-	$46

Derivative liabilities(b):
Foreign exchange contracts	$-	$(29)
Interest rate swap agreement	$(1,189)	$-

(a)	All derivative assets are recorded as prepaid expense and other assets in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Consolidated Balance Sheets.

(9)	Fair Value of Financial Instruments

The Company adopted SFAS 157 effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of SFAS 157 on the Consolidated Financial Statements, however, SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS 157 categories as of June 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments(1)	$6,110	$6,110	$-	$-
Derivative instruments(2)
Forward foreign currency exchange contracts	17	-	17	-
Interest rate swap liability	(1,189)	-	(1,189)	-
Notes receivable	2,694	-	2,694	-

Total	$7,632	$6,110	$1,522	$-

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 8, “Derivatives and Hedging Activities”.

(10)	Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from four share-based compensation plans (the 1993 Incentive Stock Option Plan, the 1997 Stock Incentive Plan, the 2002 Long-Term Incentive Plan, and the 2003 Director Plan), two of which (the 2002 Long-Term Incentive Plan and the 2003 Director Plan) are available for future grants. All of the Company’s share-based compensation plans are shareholder approved and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. As of June 30, 2009, there were 579,790 and 127,300 shares available for future grant under the 2002 Long-Term Incentive Plan and the 2003 Director Plan, respectively.

The Company accounts for its share-based compensation awards in accordance with SFAS 123(R), which was adopted by the Company on July 1, 2005. This standard requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, cancelled, or repurchased after the effective date. Total share-based compensation included as a component of selling, general, and administrative expense in our Consolidated Income Statements was as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$4,168	$3,977	$3,242
Equity classified restricted stock	570	323	400
Tender offer modification	-	604	-

Total share-based compensation	$4,738	$4,904	$3,642

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Stock Options

During the fiscal year ended June 30, 2009, the Company granted 542,800 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term (“expected volatility”) and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Income Statements.

The Company used the following weighted average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2009	2008	2007
Expected term	5.12 years	4.59 years	4.7 years
Expected volatility	45.73%	38.00%	35.90%
Risk-free interest rate	1.67%	3.40%	5.04%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per option	$7.49	$13.20	$12.60

The weighted average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends and behaviors of certain groups and individuals receiving these awards. The expected volatility is predominately based on the historical volatility of our common stock for a period approximating the expected life. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds that have a remaining life similar to the expected option term. The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments.

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2009
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,859,553	$25.58
Granted during the period	542,800	18.14
Exercised during the period	(198,350)	10.47
Cancelled, forfeited, or expired during the period	(49,954)	30.33

Outstanding, end of year	2,154,049	24.99	6.85	$8,445,278
Vested and expected to vest at June 30, 2009	1,931,366	25.65	7.13	$6,868,286

Exercisable, end of year	1,275,793	$25.22	5.38	$4,993,698

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2009 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008, and 2007 was $2.4 million, $9.1 million, and $2.9 million, respectively.

A summary of the status of the Company’s unvested shares as of June 30, 2009, and changes during the year then ended, is presented below:

	Fiscal Year Ended June 30, 2009
	Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair-Value
Unvested, beginning of year	674,230	$34.03	$11.47
Granted	542,800	18.14	7.49
Vested	(309,255)	32.87	11.78
Cancelled, forfeited, or expired	(29,519)	33.28	10.08

Unvested, end of year	878,256	$24.64	$8.94

As of June 30, 2009, there was approximately $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.83 years. The total fair value of shares vested during the fiscal years ended June 30, 2009, 2008, and 2007 is $3.6 million, $3.4 million and $3.9 million, respectively. The following table summarizes information about stock options outstanding as of June 30, 2009:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.00 - $ 3.67	-	-	$-	-	$-
$ 3.67 - $ 7.34	-	-	$-	-	$-
$ 7.34 - $11.01	156,070	1.67	$9.66	156,070	$9.66
$11.01 - $14.68	178,958	2.74	$12.64	178,958	$12.64
$14.68 - $18.35	603,666	8.81	$18.01	62,666	$16.85
$18.35 - $22.01	18,800	4.43	$21.58	18,800	$21.58
$22.01 - $25.68	77,558	4.51	$24.54	77,558	$24.54
$25.68 - $29.35	89,700	6.51	$27.49	89,700	$27.49
$29.35 - $33.02	531,137	7.47	$31.27	412,215	$31.02
$33.02 - $36.69	498,160	7.44	$35.74	279,826	$35.00

	2,154,049	6.85	$24.99	1,275,793	$25.22

The Company issues shares to satisfy the exercise of options.

Tender Offer Modification

In connection with the review of the Company’s stock option granting practices that took place in fiscal 2006, the Company determined that a number of stock options awarded to non-executive employees were granted with exercise prices below the quoted market price of the Company’s common stock on the date of the revised grant. Under Section 409A of the Internal Revenue Code (“Section 409A”), options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

December 31, 2004 are subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate the Company’s non-executive employees who previously exercised affected options and already incurred taxes and penalties, the Company made payments on behalf of such individuals for these taxes in fiscal 2008 for an aggregate amount of approximately $1.6 million.

In order to remedy the unfavorable personal tax consequences of Section 409A for non-executive holders of outstanding options, the Company conducted a tender offer in the quarter ended December 31, 2007 for the affected options, pursuant to which the Company offered to amend the affected options to increase the option exercise price to the quoted market price on the revised grant date, and to give option holders (excluding certain executive officers) a cash payment for the difference in option exercise price between the amended option and the original price. The Company accounted for the financial impact of the tender offer as a stock option modification, resulting in an increase to share-based compensation of $0.6 million, a $0.4 million decrease in additional-paid-in-capital, and the establishment of a $1.1 million liability to reflect the partial settlement of these options in accordance with SFAS 123(R). The aggregate cash payments associated with the tender offer were subsequently paid out to the holders of these options in January 2008.

On January 24, 2008, the Company received written notice from the SEC advising it that the SEC’s investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

Restricted Stock

Employees

During the fiscal year ended June 30, 2009, the Company elected to grant certain employees shares of restricted stock. On December 5, 2008, the Company granted 54,900 shares of restricted stock to such employees with a grant date fair value of $18.14. These awards vest annually over 3 years.

On May 21, 2009, the Company granted 14,240 shares of restricted stock with a grant date fair value of $24.58 to certain executive officers. The vesting of these awards is subject to the satisfaction of certain service and performance conditions established within the award agreement.

Non-Employee Directors

In fiscal 2007, the 2003 Directors Plan was amended to provide that non-employee directors will receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted will be established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded to each non-employee director will be determined by dividing $80,000 by the fair market value of the common stock on the date of grant. These awards will generally vest in full on the day that is six months after the date of grant, and the compensation expense associated with these awards will be recognized on a pro-rata basis over this period. On December 5, 2008, the Company granted 18,000 restricted shares in accordance with the provisions of this plan, with a grant date fair value of $18.14.

On February 3, 2009, in connection with the appointment of a new member of the Board of Directors, the Company granted 3,500 shares of restricted stock with a grant date fair value of $19.15. These awards vest, in full, on the day that is six months after the date of grant.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

A summary of the status of the Company’s outstanding restricted stock as of June 30, 2009, and the changes during the year ended June 30, 2009, are presented below:

	Fiscal Year Ended June 30, 2009
	Shares	Weighted-Average Grant Date Fair- Value
Outstanding, beginning of year	-	$-
Granted during the period	90,670	19.19
Vested during the period	(18,000)	18.14
Cancelled, forfeited, or expired during the period	(1,275)	18.14

Outstanding, end of year	71,395	$19.47

As of June 30, 2009, there was approximately $1 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.11 years.

(11)	Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that covers all employees located in the United States meeting certain eligibility requirements. For the years ended June 30, 2009, 2008 and 2007 the Company provided a matching contribution of $0.4 million for each period, respectively, which was equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800 for 2009, 2008 and 2007. The Company determines its matching contributions annually and can make discretionary contributions in addition to matching contributions. In fiscal 2009, 2008 and 2007, the Company made discretionary profit-sharing contributions of approximately $4.4 million, $6.4 million and $4.6 million, respectively. Employer contributions are vested based upon tenure over a five-year period.

The Company also maintains a non-qualified, unfunded, deferred compensation plan that allows eligible executives to defer a portion of their compensation in addition to receiving discretionary matching contributions from the Company. Employer contributions are vested over a five-year period.

(12)	Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Current:
Federal	$20,444	$27,087	$20,213
State	(314)	3,663	2,338
Foreign	5,626	4,046	2,531

Total current	25,756	34,796	25,082

Deferred:
Federal	2,253	(348)	423
State	191	(162)	8
Foreign	(234)	300	474

Total deferred	2,210	(210)	905

Total	$27,966	$34,586	$25,987

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
U.S. Federal income tax at statutory rate	$26,479	$31,588	$24,036
Increase (decrease) in income taxes due to:
State and local income taxes, net of	(81)	2,338	1,525
U.S. Federal income tax benefit	-	-	-
Tax credits	(175)	(277)	(108)
Valuation allowance	21	772	(34)
Effect of foreign operations, net	(162)	(267)	(359)
Stock compensation	548	426	291
Other	1,336	6	636

	$27,966	$34,586	$25,987

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2009 and 2008 are presented below:

	June 30,
	2009	2008
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$3,541	$3,360
Inventories	5,054	5,630
Nondeductible accrued expenses	822	3,053
Net operating loss carryforwards	157	184
Tax credits	1,020	1,083
Deferred compensation	2,378	2,311
Stock compensation	3,523	2,532

Total deferred tax assets	16,495	18,153
Valuation allowance	(839)	(819)

Total deferred tax assets	15,656	17,334
Deferred tax liabilities derived from:
Timing of amortization deduction from intangible assets	(1,792)	(1,824)
Timing of depreciation and other deductions for building and equipment	(105)	(18)

Total deferred tax liabilities	(1,897)	(1,842)

Net deferred tax assets	$13,759	$15,492

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Domestic	$59,957	$75,793	$58,901
Foreign	15,697	14,425	9,772

	$75,654	$90,218	$68,673

At June 30, 2009, the Company has: (i) gross net operating loss carry forwards of approximately $0.2 million for U.S. Federal income tax purposes that will begin to expire in 2020; (ii) gross net operating loss carry forwards of approximately $1.8 million for state income tax purposes and (iii) state income tax credit carry forwards of approximately $0.3 million that will begin to expire in 2022. For both periods, the Company has established a valuation allowance of less than $0.1 million for state net operating losses where it was determined that, in accordance with SFAS 109, it is more likely than not that they cannot be utilized.

There is a full valuation reserve against foreign tax credits of approximately $0.8 million as it was determined that it is more likely than not that the credits cannot be utilized.

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

As of June 30, 2009, the Company had gross unrecognized tax benefits of $2.3 million, $2.0 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.3 million and $0.3 million, respectively, over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of June 30, 2008	$1,976
Additions based on tax positions related to the current year	173
Additions for tax positions of prior years	182
Reduction for tax positions of prior years	(22)
Settlements	-

Balance as of June 30, 2009	$2,309

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, the Company had approximately $0.9 million accrued for interest and penalties, of which $0.2 million was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of certain nondeductible expenses. State taxes were lower in the current year due to recoveries of prior years’ taxes and a lower overall state tax rate.

The Company leases office and warehouse space under non-cancelable operating leases that expire through September 2017. Future minimum lease payments under operating leases are as follows:

Payments
(in thousands)
Fiscal Year Ended June 30,
2010	$4,516
2011	4,172
2012	3,630
2013	3,075
2014	2,667
Thereafter	7,829

$25,889

Lease expense was approximately $4.4 million, $3.8 million, and $2.2 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The term of the lease is 120 months with 2 consecutive 5-year extension options.

A majority of the Company’s net revenues in 2009, 2008 and 2007 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

(14)	Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s consolidated net sales for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment as well as communications products to more than 6,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Consolidated Financial Statements.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2009	2008		2007
	(in thousands)
Sales:
North American distribution	$1,527,656	$1,806,700		$1,697,832
International distribution	347,825	397,951		317,279
Less intersegment sales	(27,512)	(29,166)		(28,184)

	$1,847,969	$2,175,485		$1,986,927

Depreciation and amortization:
North American distribution	$5,833	$6,214		$6,243
International distribution	948	913		687

	$6,781	$7,127		$6,930

Operating income:
North American distribution	$56,261	$76,233	(1)	$61,972	(1)
International distribution	17,857	17,732		13,361

	$74,118	$93,965		$75,333

Assets:
North American distribution	$689,865	$671,434		$636,553
International distribution	58,766	100,772		101,895

	$748,631	$772,206		$738,448

Capital expenditures:
North American distribution	$3,513	$5,751		$3,929
International distribution	142	1,231		613

	$3,655	$6,982		$4,542

(1)

Included in North American distribution’s operating income for the fiscal years ended June 30, 2008 and 2007 are $1.0 million and $9.9 million, respectively, of direct costs associated with the special committee review of the Company’s stock option practices.

Selected financial information by product category is presented below:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Sales by Product Category:
POS, barcoding and security products	$1,161,956	$1,379,573	$1,200,497
Communication products	686,013	795,912	786,430

	$1,847,969	$2,175,485	$1,986,927

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009

(15)	Related Party Transactions

During fiscal years 2009, 2008, and 2007, the Company had sales of $3.2 million, $4.2 million, and $5.6 million, respectively, to companies affiliated with the former minority shareholder of Netpoint. At June 30, 2009 and 2008, accounts receivable from these companies totaled $0.3 million, and $0.1 million, respectively.

During fiscal years 2009, 2008 and 2007, the Company had sales of $9.0 million, $7.2 million, and $6.8 million to a company affiliated with a member of management. At June 30, 2009 and 2008, net accounts receivable from this company totaled $4.7 million and $0.5 million, respectively. This individual left the Company in September 2008.

(16)	Subsequent Events

In accordance with SFAS 165, the Company evaluated events occurring between the end of our most recent fiscal year and August 27, 2009, the date the financial statements were issued.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2009, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.

(b) Management’s Report on Internal Control over Financial Reporting

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the close of its fiscal year ended June 30, 2009, a definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to the information presented under the heading “Directors and Executive Officers of the Registrant” in the Company’s 2009 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2009.

ITEM 11.	Executive Compensation.

Incorporated herein by reference to the information presented under the heading “Executive Compensation” and “Compensation Committee Report” in the Company’s 2009 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2009 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to the information presented under the heading “Certain Relationships and Related Transactions” and “Directors and Executive Officers of the Registrant” in the Company’s 2009 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2009.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the heading “Principal Accountant Fees and Services” in the Company’s 2009 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. For a list of the financial statements included in this Annual Report on Form 10-K, see “Index to the Financial Statements” on page 35.

(a)(2) Financial Statement Schedules. Schedule II – “Valuation and Qualifying Accounts” appears below.

(a)(3) Exhibits. The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions(1)	Other(2)	Balance at End of Period
Valuation account for trade and notes receivable:

Year ended June 30, 2007	$11,525	8,858	(7,392)	1,629	$14,620

Trade and current note receivable allowance					$13,342

Long-term note allowance					$1,278

Year ended June 30, 2008	$14,620	6,504	(6,110)	2,230	$17,244

Trade and current note receivable allowance					$17,244

Long-term note allowance					$-

Year ended June 30, 2009	$17,244	6,404	(6,696)	(69)	$16,883

Trade and current note receivable allowance					$16,883

Long-term note allowance					$-

(1)	“Reductions” amounts represent write-offs for the years indicated.
(2)	“Other” amounts includes recoveries and the effect of foreign currency fluctuations. The amount in 2008 also includes a $1.3 million reclassification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2009

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. FOODY James G. Foody	Chairman of the Board	August 27, 2009

/s/ MICHAEL L. BAUR Michael L. Baur	Chief Executive Officer and Director (principal executive officer)	August 27, 2009

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	August 27, 2009

/s/ STEVEN R. FISCHER Steven R. Fischer	Director	August 27, 2009

/s/ MICHAEL J. GRAINGER Michael J. Grainger	Director	August 27, 2009

/s/ JOHN P. REILLY John P. Reilly	Director	August 27, 2009

/s/ CHARLES R. WHITCHURCH Charles R. Whitchurch	Director	August 27, 2009

INDEX TO EXHIBITS

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/04	3.1	2/3/05
3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2008		8-K		3.1	12/9/08
4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/94

	Executive Compensation Plans and Arrangements
10.1	1993 Incentive Stock Option Plan, as amended, of the Registrant and Form of Stock Option Agreement		S-1		10.10	1/23/97
10.2	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/99	10.13	9/28/99
10.3	Amended and Restated 2002 Long-Term Incentive Plan (as amended and restated through March 12, 2009)	X
10.4	Amended and Restated Director’s Equity Compensation Plan		DEF 14A		Annex A	10/26/06
10.5	Form of Incentive Stock Option Agreement under the 2002 Long-Term Incentive Plan		8-K		99.1	1/11/05
10.6	Form of Incentive Stock Option Agreement for options granted under the 2002 Long-Term Incentive Plan after December 4, 2007		10-K	6/30/08	10.6	8/28/08
10.7	Form of Restricted Stock Award Certificate (US) under the 2002 Long-Term Incentive Plan		10-Q	12/31/08	10.1	2/4/09
10.8	Form of Restricted Stock Award Certificate (UK) under the 2002 Long-Term Incentive Plan		10-Q	12/31/08	10.2	2/4/09
10.9	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Long-Term Incentive Plan		10-Q	12/31/08	10.3	2/4/09
10.10	Nonqualified Deferred Compensation Plan effective July 1, 2004		10-Q	9/30/04	10.2	11/8/04
10.11	Amended and Restated Employment Agreement effective as of June 30, 2008 between the Registrant and Michael L. Baur		10-K	6/30/08	10.19	8/28/08
10.12	Amended and Restated Employment Agreement effective as of June 30, 2008 between the Registrant and Richard P. Cleys		10-K	6/30/08	10.18	8/28/08

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.13	Amended and Restated Employment Agreement effective as of May 21, 2009 between the Registrant and R. Scott Benbenek	X
10.14	Amended and Restated Employment Agreement effective as of May 21, 2009 between the Registrant and Andrea Dvorak Meade	X
10.15	Amended and Restated Employment Agreement effective as of September 2, 2008 between the Registrant and John J. Ellsworth		10-Q	9/30/08	10.1	11/6/08
10.16	Form of Amendment to Stock Option Agreement and Promise to Make Cash Payment for Andrea Meade and Scott Benbenek		10-Q	12/31/07	10.1	2/6/08
10.17	Amendment to Stock Option Agreement and Promise to Make Cash Payment for Richard Cleys and Bobby McLain		10-Q	12/31/07	10.2	2/6/08
10.18	Description of Option Remediation for Certain Executive Officers and Directors		10-Q	12/31/07	10.3	2/6/08
10.19	Form of Restricted Stock Award Certificate for Scott Benbenek	X
10.20	Form of Restricted Stock Award Certificate for Andrea Meade	X

	Bank Agreements
10.21	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks		10-K	6/30/04	10.19	9/10/04
10.22	First Amendment dated as of May 13, 2005 to Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks		10-K	6/30/05	10.25	9/1/05

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.23	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks		10-K	6/30/06	10.3	9/1/06
10.24	Waivers dated as of November 9, 2006 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	12/31/06	10.1	6/18/07
10.25	Amendment dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	3/31/07	10.1	6/18/07
10.26	Waivers dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	3/31/07	10.2	6/18/07

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.27	Third Amendment dated as of April 20, 2007 to its Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks		10-K	6/30/07	10.25	8/29/07
10.28	Waivers dated as of May 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A		10-K	6/30/07	10.28	8/29/07
10.29	Credit Agreement dated as of September 28, 2007, among ScanSource, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto and, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank, Wachovia Bank, N.A. as Syndication Agent, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger		8-K		10.1	10/1/07

	Other Agreements
10.30+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	6/30/07	10.26	8/29/07
10.31	Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC, a wholly owned subsidiary of ScanSource, Inc., and Kansas City Life Insurance Company		10-K	6/30/08	10.31	8/28/08
10.32	Amendment dated as of January 18, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company		10-K	6/30/08	10.32	8/28/08

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.33	Amendment dated as of January 30, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company		10-K	6/30/08	10.33	8/28/08
10.34++	US Avaya contract with ScanSource, Inc.	X
10.35++	US Motorola (f/k/a Symbol Technologies) contract with ScanSource, Inc.	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002	X
99.1	Consent Order for Final Approval of Settlement		8-K		99.1	6/19/09
99.2	Stipulation of Compromise and Settlement, dated as of April 15, 2009		8-K		99.1	4/15/09
+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

++	Portions of this Exhibit have been omitted and filed separately with the Commission as part of an application for confidential treatment.