Form 10-Q
period 2009-09-30
SCANSOURCE INC
filed 2009-11-09
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended September 30, 2009

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

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock, no par value per share	26,569,370 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2009

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors,” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended June 30, 2009. The forward-looking information we have provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for share information)

	September 30, 2009	June 30, 2009 *
Assets
Current assets:
Cash and cash equivalents	$87,825	$127,664
Trade and notes receivable:
Trade, less allowance of $18,214 at September 30, 2009 and $16,883 at June 30, 2009	316,509	291,037
Other receivables	6,461	7,676
Inventories	269,695	216,829
Prepaid expenses and other assets	5,655	10,356
Deferred income taxes	8,758	8,735

Total current assets	694,903	662,297

Property and equipment, net	20,191	21,035
Goodwill	33,737	34,087
Other assets, including identifiable intangible assets	32,356	31,212

Total assets	$781,187	$748,631

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Trade accounts payable	250,442	228,408
Accrued expenses and other liabilities	25,048	30,443
Income taxes payable	5,186	3,799

Total current liabilities	280,676	262,650
Long-term debt	30,429	30,429
Borrowings under revolving credit facility	—	—
Other long-term liabilities	11,516	10,106

Total liabilities	322,621	303,185

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,569,370 and 26,565,870 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	105,893	104,461
Retained earnings	348,757	337,822
Accumulated other comprehensive income	3,916	3,163

Total shareholders’ equity	458,566	445,446

Total liabilities and shareholders’ equity	$781,187	$748,631

*	Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(in thousands, except per share data)

	Quarter ended September 30,
	2009	2008
Net sales	$488,423	$539,825
Cost of goods sold	437,005	484,323

Gross profit	51,418	55,502

Operating expenses:
Selling, general and administrative expenses	33,731	34,874

Operating income	17,687	20,628

Other expense (income):
Interest expense	366	579
Interest income	(263)	(351)
Other expense net	116	277

Total other expense	219	505

Income before income taxes	17,468	20,123
Provision for income taxes	6,533	7,693

Net income	$10,935	$12,430

Per share data:
Net income per common share, basic	$0.41	$0.47

Weighted-average shares outstanding, basic	26,567	26,364

Net income per common share, diluted	$0.41	$0.47

Weighted-average shares outstanding, diluted	26,821	26,611

See accompanying notes to condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446

Comprehensive income:
Net income	—	—	10,935	—	10,935
Unrealized loss on hedged transaction, net of tax of $11	—	—	—	(19)	(19)
Foreign currency translation adjustment	—	—	—	772	772

Total comprehensive income					11,688

Exercise of stock options and shares issued under share based compensation plans	3,500	—	—	—	—
Share based compensation	—	1,269	—	—	1,269
Tax benefit of deductible compensation arising from exercise of stock options	—	163	—	—	163

Balance at September 30, 2009	26,569,370	$105,893	$348,757	$3,916	$458,566

See accompanying notes to condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Quarter ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,935	$12,430
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	997	1,110
Amortization of intangible assets	470	665
Allowance for accounts and notes receivable	3,255	1,769
Share-based compensation and restricted stock	1,269	979
Deferred income taxes	(160)	(472)
Excess tax benefits from share-based payment arrangements	(163)	(1,622)
Changes in operating assets and liabilities:
Trade and notes receivable	(26,817)	6,934
Other receivables	(205)	1,899
Inventories	(51,549)	(8,161)
Prepaid expenses and other assets	4,698	(997)
Other noncurrent assets	(1,421)	(123)
Trade accounts payable	21,217	17,363
Accrued expenses and other liabilities	(4,141)	(6,180)
Income taxes payable	1,514	5,402

Net cash (used in) provided by operating activities	(40,101)	30,996

Cash flows used in investing activities:
Capital expenditures	(148)	(2,234)
Net proceeds from sale of property and equipment	—	612

Net cash used in investing activities	(148)	(1,622)

Cash flows from financing activities:
Decreases in short-term borrowings, net	—	(4,927)
Payments on revolving credit, net of expenses	—	(26,141)
Exercise of stock options	—	674
Excess tax benefits from share-based payment arrangements	163	1,622
Proceeds from issuance of long-term debt	—	793

Net cash provided by (used in) financing activities	163	(27,979)

Effect of exchange rate changes on cash and cash equivalents	247	(411)

(Decrease) increase in cash and cash equivalents	(39,839)	984
Cash and cash equivalents at beginning of period	127,664	15,224

Cash and cash equivalents at end of period	$87,825	$16,208

See accompanying notes to condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2009 and June 30, 2009, the results of operations for the quarters ended September 30, 2009 and 2008, and the statement of cash flows for the quarters ended September 30, 2009 and 2008. The results of operations for the quarters ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

(3) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2009 from the information included in Note 2 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 30, 2009. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report filed in our Form 10-K for the fiscal year ended June 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $59.3 million and $45.6 million as of September 30, 2009 and June 30, 2009, respectively, are included in accounts payable.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 (Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement 162). ASC 105 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did have an impact to the Company’s financial statement disclosures, as all references to authoritative accounting literature have been referenced in accordance with the Codification.

Earnings Per Share

In June 2008, the FASB issued ASC 260 (Prior authoritative literature: FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”)). ASC 260 replaces FSP 03-6-1 and states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively to conform to the provisions of the ASC. The adoption of these provisions did not have an impact on our Condensed Consolidated Financial Statements.

Business Combinations

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS 141 (R), Business Combinations, which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year July 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

Fair Value Measurements

Effective July 1, 2009, the Company adopted the provisions of FASB ASC 820 for nonfinancial assets and liabilities which were previously deferred under the provisions of FASB ASC 820-10-65 (Prior authoritative literature: FSP FAS 157-2). The adoption did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Variable Interest Entities

In June 2009, the FASB issued FASB ASC 810 (Prior authoritative literature: SFAS No. 167, Amendments to FASB Interpretation No. 46(R). ASC 810 amends FASB Interpretation No. 46(R), Variable Interest Entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended September 30, 2009:
Income per common share, basic	$10,935	26,567	$0.41

Effect of dilutive stock options	—	254

Income per common share, diluted	$10,935	26,821	$0.41

Quarter ended September 30, 2008:
Income per common share, basic	$12,430	26,364	$0.47

Effect of dilutive stock options	—	247

Income per common share, diluted	$12,430	26,611	$0.47

For the quarter ended September 30, 2009 and 2008, there were 1,029,576 and 910,237 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Goodwill and Acquisitions

The changes in the carrying amount of goodwill for the quarter ended September 30, 2009, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2009	$20,081	$14,006	$34,087
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	(350)	(350)

Balance as of September 30, 2009	$20,081	$13,656	$33,737

There was no acquisition activity during the quarter ended September 30, 2009. The change in goodwill from June 30, 2009 relates entirely to foreign exchange fluctuations.

Included within other assets described in the balance sheet are net identifiable intangible assets of $16.2 million and $16.7 million at September 30, 2009 and June 30, 2009, respectively. These amounts relate primarily to customer relationships and trade names associated with prior period acquisitions. The change in this amount from the prior period relates to amortization expense and to a lesser extent, foreign exchange fluctuations.

(6) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	September 30, 2009	June 30, 2009
(in thousands)
Short-term borrowings	$—	$—

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 0.50 per annum. At September 30, 2009 and at June 30, 2009, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	September 30, 2009	June 30, 2009
(in thousands)
Revolving credit facility	$—	$—

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London

Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. There were no outstanding borrowings on this facility as of September 30, 2009 and June 30, 2009, leaving $250 million available for additional borrowings.

Long-Term Debt

	September 30, 2009	June 30, 2009
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.11% variable interest rate at September 30, 2009 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.91% variable interest rate at September 30, 2009 and maturing in fiscal 2013 (see Note 7)	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. Due to cross-default provisions within the agreement, the Company was not in compliance with certain covenants as of September 30, 2009 and all other periods impacted by the non-compliance associated with the revolving credit facility agreement. Accordingly, the Company obtained a waiver from the bondholder and trustee on November 4, 2009, which cures this violation as of September 30, 2009 and any other prior periods.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. Due to cross-default provisions within this loan agreement, the Company was not in compliance with certain covenants as of September 30, 2009 and all other periods impacted by the non-compliance associated with the revolving credit facility agreement. Accordingly, the Company obtained a waiver from the lender on November 4, 2009, which cures this violation as of September 30, 2009 and any other prior periods.

(7) Derivatives and Hedging Activities

The Company’s results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. These risks and the management of these risks are discussed in greater detail below. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with generally accepted accounting principles in the United States. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

Foreign Currency —the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At September 30, 2009, the Company had contracts outstanding with notional amounts of $43 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended September 30, 2009	Quarter ended September 30, 2008
Net foreign exchange derivative contract (losses) gains	$(257)	$3,171
Foreign currency transactional and remeasurement losses, net of gains	38	(3,498)

Net foreign currency transactional and remeasurement losses	$(219)	$(327)

Interest Rates— the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In the prior fiscal year, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 6. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1.2 million as of September 30, 2009. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Statement of Shareholders’ Equity for the quarters ended September 30, 2009 and 2008, are as follows:

	Quarter ended September 30, 2009	Quarter ended September 30, 2008
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$215	$75
Unrealized loss in fair value of interest swap rates	(234)	$(165)

Net decrease in accumulated other comprehensive income, net of tax	$(19)	$(90)

The Company has the following derivative instruments located on the Condensed Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of September 30, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$—	$30
Derivative liabilities (b):
Foreign exchange contracts	$—	$(36)
Interest rate swap agreement	$(1,222)	$—

(a)	All derivative assets are recorded as prepaid expense and other assets in the Condensed Consolidated Balance Sheet.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of September 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments (1)	$7,413	$7,413	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	(6)	—	(6)	—
Interest rate swap liability	(1,222)	—	(1,222)	—
Notes receivable	5,007	—	5,007	—

Total	$11,192	$7,413	$3,779	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 7, “Derivatives and Hedging Activities”.

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC, POS and barcoding equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, and (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarters ended September 30, 2009 or 2008, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment as well as communications products to more than 6,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 3% of the Company’s consolidated net sales during the fiscal quarters ended September 30, 2009 or 2008, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	Quarter ended September 30,
	2009	2008
Sales:
North American distribution	$403,677	$453,299
International distribution	91,231	94,860
Less intersegment sales	(6,485)	(8,334)

	$488,423	$539,825

Depreciation and amortization:
North American distribution	$1,259	$1,438
International distribution	208	337

	$1,467	$1,775

Operating income:
North American distribution	$14,931	$17,725
International distribution	2,756	2,903

	$17,687	$20,628

Capital expenditures:
North American distribution	$88	$2,122
International distribution	60	112

	$148	$2,234

	September 30, 2009	June 30, 2009
Assets:
North American distribution	$707,474	$689,865
International distribution	73,713	58,766

	$781,187	$748,631

(10) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

(11) Income Taxes

As of September 30, 2009 and June 30, 2009, the Company had approximately $2.3 million and $2.3 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $2.0 million and $2.0 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2009, the Company had approximately $0.9 million accrued for interest and penalties, none of which was a current period expense.

Income taxes for the interim period presented has been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. There were no discrete items in the period.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(12) Subsequent Events

Subsequent events have been evaluated through November 9, 2009, the date these financial statements were issued. Other than the matters discussed below, no other events required disclosure.

On October 30, 2009, the Company entered into an amendment and waiver to its $250 million revolving credit facility after it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future.

On November 3, 2009, the Company entered into a definitive agreement to acquire substantially all of the assets of Algol Europe, GmbH, a German based, value-added distributor of voice, data, and video communications products. This acquisition will further expand the Company’s communications business internationally.

On November 4, 2009, the Company obtained a waiver from a third party lender associated with its’ $25 million promissory note payable, curing violations associated with cross-default provisions within the loan agreement as of September 30, 2009, and any other prior periods.

On November 4, 2009, the Company obtained waivers from the bondholder and trustee associated with its’ State of Mississippi industrial development revenue bond, curing violations associated with cross-default provisions within the bond agreement as of September 30, 2009 and any other prior periods.

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

Evaluating Financial Condition and Operating Performance

The Company’s management places a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. ROIC is used by the Company to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization divided by invested capital, and then annualized.

The following table summarizes the Company’s annualized return on invested capital ratio for the quarter ended September 30, 2009 and 2008, respectively:

	Quarter ended September 30,
	2009	2008
Return on invested capital ratio, annualized	16.0%	20.2%

The discussion that follows this overview explains the decrease in ROIC from the comparative period shown above. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and a reconciliation to the Company’s financial statements is shown below:

Reconciliation of EBITDA to net income:

	Quarter Ended September 30,
	2009	2008
	(in thousands)
Net income	$10,935	$12,430
Plus: income taxes	6,533	7,693
Plus: interest expense	366	579
Plus: depreciation & amortization	1,467	1,775

EBITDA (numerator)	$19,301	$22,477

Invested capital calculations:

	2009	2008
	(in thousands)
Equity – beginning of the quarter	$445,446	$395,753
Equity – end of the quarter	458,566	406,703

Average equity	452,006	401,228
Average debt(1)	30,429	44,826

Invested capital (denominator)	$482,435	$446,054

Return on invested capital (annualized)	16.0%	20.2%

(1)	Average debt is based upon average daily debt and is therefore not able to be represented in this format.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters ended September 30, 2009 and 2008:

	Quarter ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
North American distribution	$397,192	$444,965	$(47,773)	(10.7%)
International distribution	91,231	94,860	(3,629)	(3.8%)

Net sales	$488,423	$539,825	$(51,402)	(9.5%)

On a comparative basis, consolidated worldwide net sales for the quarter ended September 30, 2009 decreased 9.5% to $488.4 million. The decrease in sales reflects weaker end-user demand which is the result of macro-economic challenges impacting both of our geographic operating segments during the current quarter. These economic challenges had not fully materialized in the prior year quarter, and therefore, our sales results were stronger in that quarter. However, the momentum in overall demand that the Company experienced late in the fourth quarter of fiscal year 2009 continued into the current quarter, and the Company experienced a 10.7% increase in consolidated revenues from that quarter. The sales results for the majority of the Company’s sales units and geographic segments reflect this overall trend.

North American Distribution

North American distribution sales include sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter ended September 30, 2009, net sales decreased over the comparative prior year period by $47.7 million, or 10.7%.

The Company’s North American POS, bar-coding, and security product categories saw revenues decrease by 13.8% in comparison to the prior year quarter. As discussed previously, sales of substantially all of our major vendors and product lines were down and we saw fewer of the larger deals than in the prior year quarter. The exception to this trend was our security product lines, which experienced strong quarter over quarter and sequential sales growth through several big deals and new customers. Specifically, video surveillance and card printer product lines showed significant sales growth for this sales unit. In our POS & bar-coding product lines, the Company experienced a significantly more competitive environment since the quarter ended June 30, 2009. This resulted in a significant increase in the number of deals closed during the quarter with special pricing incentives designed to aggressively pursue market share. As a result, the Company was able to increase revenues in the majority of these product categories on a sequential basis.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units were 6.8% lower in the current quarter versus the prior year quarter. Despite the quarter over quarter decrease in revenues, Catalyst Telecom continues to gain momentum and post strong sales results on a sequential quarter basis. In addition, Catalyst did experience some product shortages at the end of the quarter which delayed some orders into next quarter. In the ScanSource Communications sales unit, there were a number of big deals and strong results from our video and voice product lines which resulted in record revenues for the current quarter. Accordingly, ScanSource Communications experienced both sequential and quarter over quarter sales growth.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales units and in Europe through the ScanSource Communications sales unit. For the quarter ended September 30, 2009, net sales for this segment decreased by $3.6 million, or 3.8%. On a constant exchange rate basis, the sales decrease was less than 1%. In all of our international geographies, sales continue to be lower on a year over year basis as both Europe and Latin America continue to recover from the economic recession and, to a lesser extent, currency devaluations in certain countries. However, on a sequential basis, we did see sales growth across the majority of our product categories. We attribute a portion of this growth to a number of large deals that were closed during the quarter in addition to a more aggressive pursuit of market share and channel shift.

Gross Profit

The following tables summarize the Company’s gross profit for the quarter ended September 30, 2009 and 2008, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$40,446	$43,653	$(3,207)	(7.3%)	10.2%	9.8%
International distribution	10,972	11,849	(877)	(7.4%)	12.0%	12.5%

Gross profit	$51,418	$55,502	$(4,084)	(7.4%)	10.5%	10.3%

North American Distribution

Gross profit for the North American distribution segment decreased 7.3% or $3.2 million for the quarter ended September 30, 2009, as compared to the comparative prior year period. The decrease in gross profit is primarily the result of lower sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of net sales for the North American distribution segment increased slightly to 10.2% for the quarter ended September 30, 2009, as there were significantly fewer larger deals in the current quarter and a more favorable mix of sales within our sales units, as compared to the prior year results. However, on a sequential basis, the Company is experiencing lower gross margins as a percentage of sales, as the Company pursues market share through more competitive pricing, especially in our POS & bar-coding sales unit.

International Distribution

In our international distribution segment, gross profit decreased by 7.4% or $0.9 million for the quarter ended September 30, 2009, as compared to the same period in the prior year. The decrease in gross margin percentage in Europe and Latin America from the comparative quarter reflects a more favorable customer and product mix in the prior year quarter. In addition, it also reflects a more competitive environment in which the Company is aggressively pursuing market share at the expense of lower gross margins.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2009 and 2008, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Operating expenses	$33,731	$34,874	$(1,143)	(3.3%)	6.9%	6.5%

Operating expenses decreased by 3.3%, or $1.1 million for the quarter ended September 30, 2009, as compared to the same period in the prior year. The decrease in operating expenditures for the current quarter is primarily attributable to our compensation programs which are variable in nature and declined in correlation with our sales volume and profitability. And to a lesser extent, we continue to benefit from various cost reduction initiatives implemented in the prior fiscal year in response to lower sales volumes.

Partially offsetting these expense reductions in the current quarter was a $1.5 million increase in bad debt expense over the prior year quarter. The increase in bad debt expense reflects the weakened financial profiles of certain of our customers and their end-users due to the prevailing economic conditions of the last 12 months. Accordingly, the credit needs and associated risks of these customers have also changed. The increase in bad debt expense reflects the adjustment of our allowance for doubtful accounts to capture the risks associated with this pool of customers.

Operating expenses as a percentage of sales increased to 6.9% for the quarter ended September 30, 2009, which was slightly higher than the comparative, prior year period. This increase is largely attributable to the increase in bad debt expense and an overall decline in sales volumes for our consolidated operations between the two periods.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2009 and 2008, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$14,931	$17,725	$(2,794)	(15.8%)	3.8%	4.0%
International distribution	2,756	2,903	(147)	(5.1%)	3.0%	3.1%

	$17,687	$20,628	$(2,941)	(14.3%)	3.6%	3.8%

Operating income decreased 14.3% or $2.9 million for the quarter ended September 30, 2009 to $17.7 million. The decrease in operating income for both segments is primarily attributable to lower sales volumes and related gross profit generated during the current quarter, as previously discussed.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarter ended September 30, 2009 and 2008, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Interest expense	$366	$579	$(213)	(36.8%)	0.0%	0.1%
Interest income	(263)	(351)	88	(25.1%)	0.0%	-0.1%
Net foreign exchange losses	219	327	(108)	(33.0%)	0.0%	0.1%
Other, net	(102)	(50)	(52)	104.0%	0.0%	0.0%

Total other expense, net	$220	$505	$(285)	(56.4%)	0.0%	0.1%

Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the quarter ended September 30, 2009 was $0.4 million. The decrease in interest expense is primarily the result of lower average debt balances between the respective periods, and, to a lesser extent, lower interest rates experienced between the comparative periods.

Interest income for the quarter ended September 30, 2009 was slightly lower than the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a lesser extent, interest earned on cash and cash-equivalent balances on hand.

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

Provision for Income Taxes

Income tax expense was $6.5 million for the quarter ended September 30, 2009, reflecting an effective income tax rate of 37.4%. Income tax expense was $7.7 million for the quarter ended September 30, 2008, reflecting an effective income tax rate of 38.2%. The decrease in the effective tax rate in the current quarter is attributable to the Company receiving a favorable tax ruling in December 2008 from a state taxing jurisdiction that had the effect of decreasing our effective tax rate for subsequent periods.

Net Income

The following table summarizes our net income for the quarters ended September 30, 2009 and 2008, respectively:

	Quarter ended September 30,					% of Sales September 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Net income	$10,935	$12,430	$(1,495)	(12.0%)	2.2%	2.3%

The decrease in net income for the current quarter is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $87.8 million at September 30, 2009, compared to $127.7 million at June 30, 2009. The Company’s working capital increased to $414.2 million at September 30, 2009 from $399.6 million at June 30, 2009. The $14.6 million increase in working capital is primarily due to higher inventory and accounts receivable balances between the two periods, offset by lower cash balances. As of September 30, 2009, there is no outstanding balance on the Company’s revolving line of credit facility.

The number of days sales in receivables (DSO) was 58 at September 30, 2009, compared to 59 days at June 30, 2009 and 58 days at March 31, 2009.

Inventory turnover increased to 7.2 times in the current quarter versus 6.9 times in the comparative, prior year quarter. This increase is largely the function of lower average inventory balances.

Cash used in operating activities was approximately $40.1 million for the quarter ended September 30, 2009, compared to $31 million of cash provided by operating activities for the comparative prior year period. The $71 million swing in cash flow was driven primarily by the overall improvement in demand discussed previously. This resulted in a significant increase in accounts receivable and inventory balances during the current quarter. In addition, during the current quarter the Company took advantage of early payment discounts with one of our largest vendors which had the effect of accelerating approximately $40 million of cash payments to this vendor. While the Company’s cash reserves have increased over the past few quarters, these assets earn little return based on current interest rates. As a result, the Company has chosen to take advantage of favorable payment terms from certain vendors.

Cash used in investing activities for the quarter ended September 30, 2009 was $0.1 million, compared to $1.6 million used in the comparative prior quarter. For both periods, this reflects net capital expenditures purchased in the ordinary course of business.

In the current quarter, cash provided by financing activities amounted to $0.1 million, in comparison with cash used of $28 million in the comparative prior year quarter. In the current quarter, there was minimal activity in terms of financing activities. The Company did not have an outstanding balance on its revolving credit facility at any point during the quarter and the Company had cash on hand of $87.8 million at September 30, 2009. In contrast, in the comparative prior quarter, the Company was in the process of reducing its outstanding debt balances.

The Company has a revolving credit facility secured by the assets of its European operations and guaranteed by the Company. This facility was amended on May 14, 2008 to increase the borrowing limit to €6.0 million for the Company’s European operations. At September 30, 2009, there was no outstanding balance on this facility.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully paid. In any event, all principal and accrued interest will be due and payable on September 28, 2012. The note may be prepaid in whole or in part at any time without penalty. The effective interest rate was 0.91% as of September 30, 2009. Due to cross-default provisions within this loan agreement, the Company was not in compliance with certain covenants as of September 30, 2009 and all other periods impacted by the non-compliance associated with the revolving credit facility agreement. Accordingly, the Company obtained a waiver from the lender on November 4, 2009, which cures this violation as of September 30, 2009 and any other prior periods.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. There were no outstanding borrowings on this facility as of September 30, 2009. As a result, the Company had $250 million available for additional borrowings on this facility. This agreement subjects the Company to certain non-financial and financial covenants, including minimum fixed charge and leverage ratio covenants. On October 30, 2009, the Company entered into an amendment and waiver to its $250 million Revolving Credit Facility after it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of September 30, 2009, and the effective interest rate was 1.11%. Due to cross-default provisions within the agreement, the Company was not in compliance with certain covenants as of September 30, 2009 and all other periods impacted by the non-compliance associated with the revolving credit facility agreement. Accordingly, the Company obtained a waiver from the bondholder and trustee on November 4, 2009, which cures this violation as of September 30, 2009, and any other prior periods.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

See Note 3 to our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended September 30, 2009 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At September 30, 2009, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009. During the first quarter of fiscal 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2009, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to Credit Agreement and Waiver entered into as of October 30, 2009, among ScanSource, Inc., the Subsidiary Borrowers party hereto, J.P. Morgan Chase Bank, N.A. individually and as administrative agent and the other financial institutions signatory hereto.

10.2	Nonqualified Deferred Compensation Plan, as amended and restated, effective January 1, 2005.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: November 9, 2009	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: November 9, 2009	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Amendment No. 1 to Credit Agreement and Waiver entered into as of October 30, 2009, among ScanSource, Inc., the Subsidiary Borrowers party hereto, J.P. Morgan Chase Bank, N.A. individually and as administrative agent and the other financial institutions signatory hereto.

10.2	Nonqualified Deferred Compensation Plan, as amended and restated, effective January 1, 2005.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.