Form 10-Q
period 2009-12-31
SCANSOURCE INC
filed 2010-02-02
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended December 31, 2009

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

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2010
Common Stock, no par value per share	26,600,308 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2009

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for share information)

	December 31, 2009	June 30, 2009 *
Assets
Current assets:
Cash and cash equivalents	$38,000	$127,664
Trade and notes receivable:
Trade, less allowance of $22,956 at December 31, 2009 and $16,883 at June 30, 2009	359,795	291,037
Other receivables	8,239	7,676
Inventories	308,996	216,829
Prepaid expenses and other assets	11,218	10,356
Deferred income taxes	8,747	8,735

Total current assets	734,995	662,297

Property and equipment, net	20,531	21,035
Goodwill	33,737	34,087
Other assets, including identifiable intangible assets	35,615	31,212

Total assets	$824,878	$748,631

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Trade accounts payable	276,301	228,408
Accrued expenses and other liabilities	32,043	30,443
Income taxes payable	4,261	3,799

Total current liabilities	312,605	262,650
Long-term debt	30,429	30,429
Borrowings under revolving credit facility	—	—
Other long-term liabilities	12,072	10,106

Total liabilities	355,106	303,185

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,590,008 and 26,565,870 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	107,327	104,461
Retained earnings	360,572	337,822
Accumulated other comprehensive income	1,873	3,163

Total shareholders’ equity	469,772	445,446

Total liabilities and shareholders’ equity	$824,878	$748,631

*	Derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net sales	$548,112	$477,093	$1,036,535	$1,016,918
Cost of goods sold	491,816	424,765	928,821	909,088

Gross profit	56,296	52,328	107,714	107,830

Operating expenses:
Selling, general and administrative expenses	38,167	33,934	71,898	68,808

Operating income	18,129	18,394	35,816	39,022

Other expense (income):
Interest expense	364	623	730	1,202
Interest income	(422)	(424)	(685)	(775)
Other (income), net	(174)	(2,559)	(58)	(2,283)

Other (income), net	(232)	(2,360)	(13)	(1,856)

Income before income taxes	18,361	20,754	35,829	40,878
Provision for income taxes	6,546	7,229	13,079	14,923

Net income	$11,815	$13,525	$22,750	$25,955

Per share data:
Net income per common share, basic	$0.44	$0.51	$0.86	$0.99

Weighted-average shares outstanding, basic	26,575	26,411	26,571	26,244

Net income per common share, diluted	$0.44	$0.51	$0.85	$0.98

Weighted-average shares outstanding, diluted	26,798	26,540	26,811	26,422

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446

Comprehensive Income:
Net income	—	—	10,935	—	10,935
Unrealized loss on hedged transaction, net of tax of $11	—	—	—	(19)	(19)
Foreign currency translation adjustment	—	—	—	772	772

Total comprehensive income					11,688

Exercise of stock options and shares issued under share-based compensation plans	3,500	—	—	—	—
Share based compensation	—	1,269	—	—	1,269
Tax effect of deductible compensation arising from the exercise or vesting of share-based payment arrangements	—	163	—	—	163

Balance at September 30, 2009	26,569,370	$105,893	$348,757	$3,916	$458,566

Comprehensive Income:
Net income	—	—	11,815	—	11,815
Unrealized gain on hedged transaction, net of tax of $49	—	—	—	76	76
Foreign currency translation adjustment	—	—	—	(2,119)	(2,119)

Total comprehensive income					9,772

Exercise of stock options and shares issued under share-based compensation plans	20,638	111	—	—	111
Share based compensation	—	1,421	—	—	1,421
Tax effect of deductible compensation arising from the exercise or vesting of share-based payment arrangements	—	(98)	—	—	(98)

Balance at December 31, 2009	26,590,008	$107,327	$360,572	$1,873	$469,772

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$22,750	$25,955
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,006	2,184
Amortization of intangible assets	852	1,316
Allowance for accounts and notes receivable	8,708	3,906
Share-based compensation and restricted stock	2,690	2,110
Deferred income taxes	(122)	(1,802)
Excess tax benefits from share-based payment arrangements	(66)	(1,538)
Changes in operating assets and liabilities:
Trade and notes receivable	(62,713)	60,451
Other receivables	(2,419)	2,830
Inventories	(86,055)	9,135
Prepaid expenses and other assets	(874)	(792)
Other noncurrent assets	(1,973)	643
Trade accounts payable	35,637	(17,655)
Accrued expenses and other liabilities	3,418	(7,280)
Income taxes payable	491	(1)

Net cash (used in) provided by operating activities	(77,670)	79,462

Cash flows used in investing activities:
Capital expenditures	(517)	(3,411)
Net proceeds from sale of property and equipment	—	612
Cash paid for business acquisitions, net of cash acquired	(11,647)	—

Net cash used in investing activities	(12,164)	(2,799)

Cash flows from financing activities:
Decreases in short-term borrowings, net	—	(2,688)
Payments on revolving credit, net of expenses	—	(6,141)
Exercise of stock options	111	682
Excess tax benefits from share-based payment arrangements	66	1,538
Proceeds from issuance of long-term debt	—	793

Net cash provided by (used in) financing activities	177	(5,816)

Effect of exchange rate changes on cash and cash equivalents	(7)	(594)

(Decrease) increase in cash and cash equivalents	(89,664)	70,253
Cash and cash equivalents at beginning of period	127,664	15,224

Cash and cash equivalents at end of period	$38,000	$85,477

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2009 and June 30, 2009, the results of operations for the quarters and six months ended December 31, 2009 and 2008, and the statement of cash flows for the six months ended December 31, 2009 and 2008. The results of operations for the quarters and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, Germany and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS and Barcode through its ScanSource Latin American and European sales units, while communication products are marketed through its ScanSource Communications sales unit in Europe.

On November 30, 2009 the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor specializing in convergence communications solutions. Algol, headquartered in Cologne, Germany, was renamed ScanSource Communications GmbH and will join ScanSource Communications UK as part of ScanSource Communications Europe.

(3) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended December 31, 2009 from the information included in Note 2 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 30, 2009. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report filed in our Form 10-K for the fiscal year ended June 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $65.4 million and $45.6 million as of December 31, 2009 and June 30, 2009, respectively, are included in accounts payable.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 (Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement 162). ASC 105 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The adoption of this pronouncement did have an impact to the Company’s financial statement disclosures, as all references to authoritative accounting literature have been referenced in accordance with the Codification.

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

Business Combinations

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS 141 (R), Business Combinations, which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and the Company’s November 30, 2009 acquisition of substantially all of the assets and certain liabilities of Algol Europe, GmbH was accounted for under this standard.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year July 1, 2009. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended December 31, 2009:
Income per common share, basic	$11,815	26,575	$0.44

Effect of dilutive stock options	—	223

Income per common share, diluted	$11,815	26,798	$0.44

Six months ended December 31, 2009:
Income per common share, basic	$22,750	26,571	$0.86

Effect of dilutive stock options	—	240

Income per common share, diluted	$22,750	26,811	$0.85

Quarter ended December 31, 2008:
Income per common share, basic	$13,525	26,411	$0.51

Effect of dilutive stock options	—	129

Income per common share, diluted	$13,525	26,540	$0.51

Six months ended December 31, 2008:
Income per common share, basic	$25,955	26,244	$0.99

Effect of dilutive stock options	—	178

Income per common share, diluted	$25,955	26,422	$0.98

For the quarter and six months ended December 31, 2009, there were 1,118,143 and 1,118,460 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the quarter and six months ended December 31, 2008, there were 1,240,724 and 1,219,866 weighted average shares outstanding, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(5) Goodwill and Acquisitions

The changes in the carrying amount of goodwill for the six months ended December 31, 2009, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2009	$20,081	$14,006	$34,087
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	(350)	(350)

Balance as of December 31, 2009	$20,081	$13,656	$33,737

The change in goodwill from June 30, 2009 relates entirely to foreign exchange fluctuations.

On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH in our international distribution segment. Algol Europe is a value-added distributor of specialty technologies, including voice, data, and video communication products located in Cologne, Germany. This acquisition significantly expands the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products. The purchase price of this acquisition was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the transaction date, resulting in approximately $3.1 million of identifiable intangible assets primarily related to customer relationships and non-compete agreements with the former owners. The Company is using valuation specialists to assist in determining the fair value of these assets and expects to receive the results of these valuations in the subsequent quarter. All professional fees and other costs associated with our acquisition of these assets were expensed as incurred.

Included within other assets described in the balance sheet are net identifiable intangible assets of $18.9 million and $16.7 million at December 31, 2009 and June 30, 2009, respectively. These amounts relate primarily to customer relationships and trade names associated with prior period acquisitions. The increase in identifiable intangible assets resulting from the acquisition of Algol Europe during the quarter was offset by amortization expense and, to a lesser extent, foreign exchange fluctuations.

(6) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	December 31, 2009	June 30, 2009
(in thousands)
Short-term borrowings	$—	$—

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At December 31, 2009 and at June 30, 2009, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	December 31, 2009	June 30, 2009
(in thousands)
Revolving credit facility	$—	$—

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of December 31, 2009. There were no outstanding borrowings on this facility as of December 31, 2009 and June 30, 2009, leaving $250 million available for additional borrowings.

Long-Term Debt

	December 31, 2009	June 30, 2009
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.08% variable interest rate at December 31, 2009 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.88% variable interest rate at December 31, 2009 and maturing in fiscal 2013 (see Note 7)	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of December 31, 2009, and the effective interest rate was 1.08%. As of December 31, 2009, the Company was in compliance with all covenants under this note payable.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of December 31, 2009, the Company was in compliance with all covenants under this note payable.

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

Foreign Currency —the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At December 31, 2009, the Company had contracts outstanding with notional amounts of $43 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended December 31, 2009	Quarter ended December 31, 2008
	(in thousands)
Net foreign exchange derivative contract (losses) gains	$(395)	$4,475
Net foreign currency transactional and re-measurement gains (losses)	457	(5,502)

Net foreign currency transactional and re-measurement gains (losses)	$62	$(1,027)

	Six months ended December 31, 2009	Six months ended December 31, 2008
	(in thousands)
Net foreign exchange derivative contract (losses) gains	$(681)	$5,802
Net foreign currency transactional and re-measurement gains (losses)	525	(7,156)

Net foreign currency transactional and re-measurement (losses)	$(156)	$(1,354)

Interest Rates— the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 6. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1.1 million as of December 31, 2009. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Statement of Shareholders’ Equity for the quarters and six months ended December 31, 2009 and 2008, are as follows:

	Quarter ended December 31, 2009	Quarter ended December 31, 2008
Net interest expense recognized as a result of interest rate swap	$218	$68
Unrealized loss in fair value of interest swap rates	(93)	(1,515)

Net increase (decrease) in accumulated other comprehensive income	125	(1,447)
Income tax effect	(49)	550

Net increase (decrease) in accumulated other comprehensive income, net of tax	$76	$(897)

	Six months ended December 31, 2009	Six months ended December 31, 2008
Net interest expense recognized as a result of interest rate swap	$433	$143
Unrealized loss in fair value of interest swap rates	(338)	(1,735)

Net increase (decrease) in accumulated other comprehensive income	95	(1,592)
Income tax effect	(38)	605

Net increase (decrease) in accumulated other comprehensive income, net of tax	$57	$(987)

The Company has the following derivative instruments located on the Condensed Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of December 31, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$—	$114
Derivative liabilities (b):
Foreign exchange contracts	$—	$(96)
Interest rate swap agreement	$(1,098)	$—

(a)	All derivative assets are recorded as prepaid expense and other assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of December 31, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments (1)	$7,916	$7,916	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	18	—	18	—
Interest rate swap liability	(1,098)	—	(1,098)	—

Total	$6,836	$7,916	$(1,080)	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 7, “Derivatives and Hedging Activities”.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC, POS and barcoding equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, and (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarters and six months ended December 31, 2009 or 2008, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers AIDC and POS equipment as well as communications products to more than 6,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 3% of the Company’s consolidated net sales during the fiscal quarters ended December 31, 2009 or 2008, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	Quarter ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Sales:
North American distribution	$435,168	$389,252	$838,845	$842,551
International distribution	120,098	96,465	211,329	191,325
Less intersegment sales	(7,154)	(8,624)	(13,639)	(16,958)

	$548,112	$477,093	$1,036,535	$1,016,918

Depreciation and amortization:
North American distribution	$1,160	$1,448	$2,419	$2,886
International distribution	232	277	439	614

	$1,392	$1,725	$2,858	$3,500

Operating income:
North American distribution	$14,318	$14,497	$29,249	$32,222
International distribution	3,811	3,897	6,567	6,800

	$18,129	$18,394	$35,816	$39,022

Capital expenditures:
North American distribution	$292	$1,115	$380	$3,237
International distribution	77	62	137	174

	$369	$1,177	$517	$3,411

	December 31, 2009	June 30, 2009
Assets:
North American distribution	$719,364	$689,865
International distribution	105,514	58,766

	$824,878	$748,631

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

(11) Income Taxes

As of December 31, 2009 and June 30, 2009, the Company had approximately $2.3 million and $2.3 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $2.0 million and $2.0 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009, the Company had approximately $0.9 million accrued for interest and penalties, none of which was a current period expense.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. There were no significant discrete items in the period.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(12) Settlement Recovery

During the quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. This settlement was received by the Company on December 5, 2008 and was recorded as other income in the Condensed Consolidated Income Statements.

(13) Subsequent Events

Subsequent events have been evaluated through February 2, 2009, the date these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 58,300 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, Germany, and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through the ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets POS and Barcode products through its ScanSource Latin America and European sales units, while communication products are marketed through its ScanSource Communications sales unit in Europe. The Company was incorporated in December 1992 and is headquartered in Greenville, South Carolina.

On November 30, 2009 the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor specializing in convergence communications solutions. Algol, headquartered in Cologne, Germany, was renamed ScanSource Communications GmbH, and will join ScanSource Communications UK as part of ScanSource Communications Europe.

Evaluating Financial Condition and Operating Performance

The Company’s management places a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. ROIC is used by the Company to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization, divided by invested capital, and then annualized.

The following table summarizes the Company’s annualized return on invested capital ratio for the quarter ended December 31, 2009 and 2008, respectively:

	Quarter ended December 31,
	2009	2008
Return on invested capital ratio, annualized	16.3%	18.6%

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

Reconciliation of EBITDA to net income:

	Quarter Ended December 31,
	2009	2008
	(in thousands)
Net income	$11,815	$13,525
Plus: income taxes	6,546	7,229
Plus: interest expense	364	623
Plus: depreciation & amortization	1,391	1,725

EBITDA (numerator)	$20,116	$23,102

Invested capital calculations:
	2009	2008
	(in thousands)
Equity – beginning of the quarter	$458,566	$406,702
Equity – end of the quarter	469,772	417,348

Average equity	464,169	412,025
Average debt(1)	30,987	84,789

Invested capital (denominator)	$495,156	$496,814

Return on invested capital (annualized)	16.3%	18.6%

(1)	Average debt is based upon average outstanding daily debt.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and six months ended December 31, 2009 and 2008:

	Quarter ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
North American distribution	$428,014	$380,628	$47,386	12.4%
International distribution	120,098	96,465	23,633	24.5%

Net sales	$548,112	$477,093	$71,019	14.9%

	Six months ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
North American distribution	$825,206	$825,593	$(387)	(0.0%)
International distribution	211,329	191,325	20,004	10.5%

Net sales	$1,036,535	$1,016,918	$19,617	1.9%

On a comparative basis, consolidated worldwide net sales for the quarter ended December 31, 2009 increased 14.9% to $548.1 million. For the six months ended December 31, 2009, net sales increased slightly to $1.04 billion, a 1.9% increase from the comparative prior year period. During both the current quarter and year-to-date periods, the Company experienced stronger demand in all of our geographic segments due to improved economic conditions and heavier year-end capital spending by end users.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter ended December 31, 2009, net sales increased over the comparative prior year period by $47.4 million, or 12.4%, while comparative net sales for the year-to-date period were flat.

The Company’s North American POS, bar-coding, and security product categories saw revenues increase by 8.4% in comparison to the prior year quarter. However, on a year-to-date basis, comparative revenues were still down approximately 3.4%. In the current quarter, sales of all of our major product categories were up in comparison to the prior year. In addition, the Company continues to see strong growth in our security product lines on a comparative and sequential basis, driven by our video surveillance and card printer product lines. It is also notable that the Company began to see a return of the larger deals that drive revenues and have been absent from previous quarters, especially in our POS and bar-coding product lines.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units increased by 17.8% and 4.3% over the comparable quarter and year-to-date periods ended December 31, 2009. Substantially all of our major vendors experienced sales growth over the comparable periods in these sales units.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales units and in Europe through the ScanSource Communications sales unit. For the quarter and six months ended December 31, 2009, net sales for this segment increased by $23.6 million and $20 million, or 24.5% and 10.5%, respectively. While the Company did experience sales improvement in both Europe and Latin America, a portion of this increase can be attributable to the impact of foreign currency exchange rates between the two periods in Europe. In the prior year quarter, the US dollar was significantly stronger versus the Euro and the British Pound in comparison to the current period. As a result, sales originating in Europe and the United Kingdom which are denominated in Euros and Pounds, respectively, converted into fewer US dollars of sales in the prior year. On a constant exchange rate basis, the sales increase for the quarter and six-month period ending December 31, 2009 was 14.1% and 7.4%, respectively.

The current quarter also includes incremental revenues associated with the Company’s acquisition of substantially all of the assets and certain liabilities of Algol Europe, GmbH, which occurred on November 30, 2009. Algol Europe is a value-added distributor of specialty technologies, including voice, data, and video communications products located in Cologne, Germany. This acquisition significantly expands the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and six month periods ended December 31, 2009 and 2008, respectively:

	Quarter ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$42,846	$39,946	$2,900	7.3%	10.0%	10.5%
International distribution	13,450	12,382	1,068	8.6%	11.2%	12.8%

Gross profit	$56,296	$52,328	$3,968	7.6%	10.3%	11.0%

	Six months ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$83,292	$83,599	$(307)	(0.0%)	10.1%	10.1%
International distribution	24,422	24,231	191	0.0%	11.6%	12.7%

Gross profit	$107,714	$107,830	$(116)	(0.0%)	10.4%	10.6%

North American Distribution

Gross profit for the North American distribution segment increased 7.3% or $2.9 million for the quarter ended December 31, 2009, as compared to the prior year period. However, for the six month period ended December 31, 2009, gross profit was consistent with the prior year period. The increase in gross profit in the current quarter is largely the result of higher sales volumes in all of our sales units as previously discussed, offset slightly by lower gross margins. Gross profit as a percentage of net sales for the North American distribution segment decreased to 10% for the quarter ended December 31, 2009, compared to 10.5% in the comparative quarter. A portion of this decrease relates to specific vendor program changes effected in the prior year quarter that resulted in the accelerated recognition of vendor credits for that period. However, in the current quarter, the Company also saw an increase in larger deals that carry lower margins, especially in our POS & Bar-coding sales unit. On a year-to-date basis, gross profit expressed as a percentage of net sales remained consistent for the two comparative periods at 10.1%.

International Distribution

In our international distribution segment, gross profit increased by 8.6% or $1.1 million for the quarter ended December 31, 2009, as compared to the same period in the prior year. As discussed previously, current quarter gross profit in the Company’s international segment includes activity from the Company’s acquisition of substantially all of the assets and liabilities of Algol Europe, which occurred on November 30, 2009. Gross margin, expressed as a percentage of revenues, decreased to 11.2% and 11.6% for the quarter and six months ended December 31, 2009, respectively. This decrease is primarily attributable to vendor price increases effected in Europe during the prior year quarter that temporarily improved gross margins on lower cost product already in inventory.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2009 and 2008, respectively:

	Period ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Quarter	$38,167	$33,934	$4,233	12.5%	7.0%	7.1%
Six months	$71,898	$68,808	$3,090	4.5%	6.9%	6.8%

Operating expenses increased 12.5% or $4.2 million for the quarter ended December 31, 2009, and 4.5% or $3 million for the six month period as compared to the same periods in the prior year. The increase in operating expenses for both periods is primarily attributable to bad debt expense recognized during the current quarter, in addition to incremental operating expenditures associated with our acquisition of Algol Europe, as discussed previously. The majority of the increase in bad debt expense during the current quarter reflects an adjustment to our allowance for doubtful accounts for a specific account exposure. Despite the increase in bad debt expense, operating expenses as a percentage of sales were largely consistent for both periods ended December 31, 2009 in comparison to the prior year periods.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2009 and 2008, respectively:

	Quarter ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$14,318	$14,497	$(179)	(1.2%)	3.3%	3.8%
International distribution	3,811	3,897	(86)	(2.2%)	3.2%	4.0%

	$18,129	$18,394	$(265)	(1.4%)	3.3%	3.9%

	Six months ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$29,249	$32,222	$(2,973)	(9.3%)	3.5%	3.9%
International distribution	6,567	6,800	(233)	(3.4%)	3.1%	3.6%

	$35,816	$39,022	$(3,206)	(8.2%)	3.5%	3.8%

Operating income decreased 1.4% or $0.3 million and 8.2% or $3.2 million, respectively, for the quarter and six months ended December 31, 2009. The decrease in operating income for both segments is primarily attributable to changes in sales and higher operating expenses for both periods, as discussed previously.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and six months ended December 31, 2009 and 2008, respectively:

	Quarter ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Interest expense	$364	$623	$(259)	(41.6%)	0.0%	0.1%
Interest income	(422)	(424)	2	(0.0%)	-0.0%	-0.1%
Net foreign exchange (gains) losses	(62)	1,027	(1,089)	106.0%	-0.0%	0.2%
Other, net	(112)	(3,586)	3,474	(96.9%)	-0.0%	-0.8%

Total other expense, net	$(232)	$(2,360)	$2,128	(895.3)	-0.0%	-0.5%

	Six months ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Interest expense	$730	$1,202	$(472)	(39.3%)	0.0%	0.1%
Interest income	(685)	(775)	90	(11.6%)	-0.0%	-0.1%
Net foreign exchange losses	156	1,354	(1,198)	88.5%	-0.0%	0.1%
Other (income), net	(214)	(3,637)	3,423	(94.1%)	0.0%	-0.4%

Total other (income) expense, net	$(13)	$(1,856)	$(1,843)	(99.3%)	-0.0%	-0.2%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter and six months ended December 31, 2009 was $0.4 million and $0.7 million, respectively. The decrease in interest expense for both comparative periods is primarily the result of lower average debt balances between the respective periods.

Interest income for the quarter and six months ended December 31, 2009 was slightly lower than the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

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

During the prior year quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. This settlement was received by the Company on December 5, 2008 and was recorded as other income.

Provision for Income Taxes

Income tax expense for the quarter ended December 31, 2009 was $6.5 million, reflecting an effective tax rate of 35.7%. In the comparative prior year quarter, the effective rate was 34.8%. The increase in the effective tax rate from the prior year quarter reflects a favorable tax ruling from a state tax jurisdiction received in December 2008 that was retroactive to fiscal 2008 and was recognized in the prior year period. The net effect of this discrete item in that quarter was a benefit of approximately $0.4 million, which had the effect of decreasing the effective tax rate for that quarter.

For the six month period ended December 31, 2009, income tax expense was $13.1 million, reflecting an effective tax rate of 36.5%, which was consistent with the comparative prior year period.

Net Income

The following table summarizes our net income for the quarters and six month periods ended December 31, 2009 and 2008, respectively:

	Period ended December 31,				% of Sales December 31,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Quarter	$11,815	$13,525	$(1,710)	(12.6%)	2.2%	2.8%
Six months	$22,750	$25,955	$(3,205)	(12.3%)	2.2%	2.6%

The decrease in net income for both periods is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $38 million at December 31, 2009, compared to $127.7 million at June 30, 2009. The Company’s working capital increased to $422.4 million at December 31, 2009 from $399.6 million at June 30, 2009. The $22.8 million increase in working capital is primarily due to higher inventory and accounts receivable balances between the two periods, offset by lower cash balances. As of December 31, 2009, there is no outstanding balance on the Company’s revolving credit facility.

The number of days sales in receivables (DSO) was 59 at December 31, 2009, compared to 59 days at June 30, 2009 and 58 days at September 30, 2009.

Inventory turnover increased to 6.8 times in the current quarter versus 6.2 times in the comparative, prior year quarter. This increase is largely the function of significantly higher revenues in the current quarter versus the comparative prior year quarter.

Cash used in operating activities was approximately $77.7 million for the six months ended December 31, 2009, compared to $79.5 million of cash provided by operating activities for the comparative prior year period. The $157.2 million swing in cash flow was driven primarily by the overall improvement in demand discussed previously. This resulted in a significant increase in accounts receivable and inventory balances during the current year-to-date period.

Cash used in investing activities for the six month period ended December 31, 2009 was $12.2 million, compared to $2.8 million used in the comparative prior year period. On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor of specialty technologies, including voice, data, and video communications based in Cologne, Germany. There was no acquisition activity in the prior year period. Capital expenditures in the current year-to-date period totaled $0.5 million, a $2.9 million decrease from prior year capital purchases of $3.4 million. For both periods, these amounts reflect net capital expenditures purchased in the ordinary course of business.

In the current year-to-date period, cash provided by financing activities amounted to $0.2 million, in comparison with cash used of $5.8 million in the comparative prior year period. In the current period, there was minimal activity in terms of financing activities, with the exception of proceeds received by the Company as a result of the stock option exercises by employees. The Company’s average outstanding balance on its revolving credit facility was $0.6 million during the quarter and the Company had cash on hand of $38 million at December 31, 2009. In contrast, in the comparative prior year period, the Company was in the process of reducing its outstanding debt balances as cash flows from operations increased due to lower sales volumes and a decrease in inventory purchases due to lack of overall demand.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At December 31, 2009 and at June 30, 2009, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of December 31, 2009, the Company was in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2009 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of December 31, 2009. There were no outstanding borrowings on this facility as of December 31, 2009 and June 30, 2009, leaving $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of December 31, 2009, and the effective interest rate was 1.08%. The Company was in compliance with all covenants associated with this agreement as of December 31, 2009.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended December 31, 2009 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At December 31, 2009, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009. During the second quarter of fiscal 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

While we evaluate resellers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses in excess of historical levels would negatively impact our performance. In addition, for financial reporting purposes we estimate future credit losses and establish an appropriate reserve. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. For example, for the quarter ended December 31, 2009, our operating expenses increased as a result of a bad debt expense that we recognized during this period. The majority of the bad expense recognized in the quarter ended December 31, 2009 reflected an adjustment to our allowance for doubtful accounts to reflect an account exposure from a single customer. There is no guarantee that our operating expenses will not increase as a result of the recognition of additional bad debt expense from this customer or from our other reseller customers.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 5, 2009. At the annual meeting, the shareholders (i) elected six directors who constitute all the directors continuing on the Board of Directors after the meeting (ii) ratified the appointment of independent auditors for fiscal 2009 and (iii) approved an amendment to the Company’s Amended and Restated 2002 Long-Term Incentive Plan to increase the number of available shares and amend certain terms designed to preserve the tax deductibility of certain compensation under the plan pursuant to Section 162(m) of the Internal Revenue Code of 1986.

Votes on each matter presented at the annual meeting were as follows:

(i) Election of directors:

	Number of Shares
	For	Withheld
Michael L. Baur	23,097,306	2,366,657
Steven R. Fischer	23,901,655	1,562,208
James G. Foody	23,241,784	2,222,179
Michael J. Grainger	24,476,212	987,751
John P. Reilly	24,475,923	988,040
Charles R. Whitchurch	23,990,609	1,473,354

(ii) Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2010:

Number of Shares
For	25,429,621
Against	28,184
Abstain	6,158

(iii) Proposal to approve the 2002 Long-Term Incentive Plan:

Number of Shares
For	19,434,364
Against	4,210,672
Abstain	159,842

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to Credit Agreement and Waiver entered into as of October 30, 2009, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A. individually and as administrative agent and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009).

10.2	Amended and Restated 2002 Long-Term Incentive Plan (as amended and restated through December 3, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

10.3	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

10.4	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

10.5	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on and after December 3, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: February 2, 2010	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: February 2, 2010	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Amendment No. 1 to Credit Agreement and Waiver entered into as of October 30, 2009, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A. individually and as administrative agent and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009).

10.2	Amended and Restated 2002 Long-Term Incentive Plan (as amended and restated through December 3, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

10.3	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

10.4	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

10.5	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on and after December 3, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive compensation plan or arrangement