Form 10-Q
period 2010-03-31
SCANSOURCE INC
filed 2010-05-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended March 31, 2010

Commission File Number: 000-26926

ScanSource, Inc.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court

Greenville, South Carolina, 29615

(Address of principal executive offices)

(864) 288-2432

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post to such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒    Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010
Common Stock, no par value per share	26,848,581 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2010

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” and “Risk Factors,” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended June 30, 2009. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for share information)

	March 31, 2010	June 30, 2009 *
Assets
Current assets:
Cash and cash equivalents	$29,677	$127,664
Trade and notes receivable:
Trade, less allowance of $22,243 at March 31, 2010 and $16,883 at June 30, 2009	326,773	291,037
Other receivables	5,624	7,676
Inventories	312,532	216,829
Prepaid expenses and other assets	13,155	10,356
Deferred income taxes	7,881	8,735

Total current assets	695,642	662,297

Property and equipment, net	22,677	21,035
Goodwill	33,219	34,087
Other assets, including identifiable intangible assets	35,259	31,212

Total assets	$786,797	$748,631

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Trade accounts payable	225,695	228,408
Accrued expenses and other liabilities	35,217	30,443
Income taxes payable	4,317	3,799

Total current liabilities	265,229	262,650
Long-term debt	30,429	30,429
Borrowings under revolving credit facility	—	—
Other long-term liabilities	12,956	10,106

Total liabilities	308,614	303,185

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,645,999 and 26,565,870 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	109,790	104,461
Retained earnings	372,586	337,822
Accumulated other comprehensive income	(4,193)	3,163

Total shareholders’ equity	478,183	445,446

Total liabilities and shareholders’ equity	$786,797	$748,631

*	Derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net sales	$496,102	$389,815	$1,532,637	$1,406,733
Cost of goods sold	441,711	342,280	1,370,532	1,251,368

Gross profit	54,391	47,535	162,105	155,365

Operating expenses:
Selling, general and administrative expenses	35,414	32,418	107,312	101,225

Operating income	18,977	15,117	54,793	54,140

Other expense (income):
Interest expense	377	609	1,107	1,810
Interest income	(474)	(344)	(1,159)	(1,119)
Other expense (income), net	156	54	99	(2,228)

Other expense (income), net	59	319	47	(1,537)

Income before income taxes	18,918	14,798	54,746	55,677
Provision for income taxes	6,904	5,569	19,982	20,493

Net income	$12,014	$9,229	$34,764	$35,184

Per share data:
Net income per common share, basic	$0.45	$0.35	$1.31	$1.33

Weighted-average shares outstanding, basic	26,608	26,463	26,583	26,412

Net income per common share, diluted	$0.45	$0.35	$1.30	$1.32

Weighted-average shares outstanding, diluted	26,884	26,565	26,844	26,572

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446

Comprehensive Income:
Net income	—	—	10,935	—	10,935
Unrealized loss on hedged transaction, net of tax of $11	—	—	—	(19)	(19)
Foreign currency translation adjustment	—	—	—	772	772

Total comprehensive income					11,688

Exercise of stock options and shares issued under share-based compensation plans	3,500	—	—	—	—
Share based compensation	—	1,269	—	—	1,269
Tax effect of deductible compensation arising from the exercise or vesting of share-based payment arrangements	—	163	—	—	163

Balance at September 30, 2009	26,569,370	$105,893	$348,757	$3,916	$458,566

Comprehensive Income:
Net income	—	—	11,815	—	11,815
Unrealized gain on hedged transaction, net of tax of $49	—	—	—	76	76
Foreign currency translation adjustment	—	—	—	(2,119)	(2,119)

Total comprehensive income					9,772

Exercise of stock options and shares issued under share-based compensation plans	20,638	111	—	—	111
Share based compensation	—	1,421	—	—	1,421
Tax effect of deductible compensation arising from the exercise or vesting of share-based payment arrangements	—	(98)	—	—	(98)

Balance at December 31, 2009	26,590,008	$107,327	$360,572	$1,873	$469,772

Comprehensive Income:
Net income	—	—	12,014	—	12,014
Unrealized gain on hedged transaction, net of tax of $4	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	(6,074)	(6,074)

Total comprehensive income					5,948

Exercise of stock options and shares issued under share-based compensation plans	55,991	694	—	—	694
Share based compensation	—	1,769	—	—	1,769

Balance at March 31, 2010	26,645,999	$109,790	$372,586	$(4,193)	$478,183

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$34,764	$35,184
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,056	3,188
Amortization of intangible assets	1,481	1,961
Allowance for accounts and notes receivable	9,882	6,047
Share-based compensation and restricted stock	4,383	3,345
Deferred income taxes	1,051	(1,158)
Excess tax benefits from share-based payment arrangements	(65)	(1,543)
Changes in operating assets and liabilities:
Trade and notes receivable	(40,728)	89,386
Other receivables	302	7,475
Inventories	(94,538)	54,750
Prepaid expenses and other assets	(2,840)	(157)
Other noncurrent assets	(2,933)	753
Trade accounts payable	(7,090)	(61,664)
Accrued expenses and other liabilities	7,824	(6,276)
Income taxes payable	672	(224)

Net cash (used in) provided by operating activities	(84,779)	131,067

Cash flows used in investing activities:
Capital expenditures	(3,748)	(3,419)
Net proceeds from sale of property and equipment	—	612
Cash paid for business acquisitions, net of cash acquired	(10,230)	—

Net cash used in investing activities	(13,978)	(2,807)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	—	(6,564)
Payments on revolving credit, net of expenses	—	(26,141)
Exercise of stock options	805	1,902
Excess tax benefits from share-based payment arrangements	65	1,543
Proceeds from issuance of long-term debt	—	854

Net cash provided by (used in) financing activities	870	(28,406)

Effect of exchange rate changes on cash and cash equivalents	(100)	(687)

(Decrease) increase in cash and cash equivalents	(97,987)	99,167
Cash and cash equivalents at beginning of period	127,664	15,224

Cash and cash equivalents at end of period	$29,677	$114,391

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2010 and June 30, 2009, the results of operations for the quarters and nine months ended March 31, 2010 and 2009, and the statement of cash flows for the nine months ended March 31, 2010 and 2009. The results of operations for the quarters and nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

(2) Business Description

The Company is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, Germany and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

On November 30, 2009 the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor specializing in convergence communications solutions. Algol, headquartered in Cologne, Germany, was renamed ScanSource Communications GmbH and has joined ScanSource Communications UK as part of ScanSource Communications Europe.

(3) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended March 31, 2010 from the information included in Note 2 of the Notes to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $62.1 million and $45.6 million as of March 31, 2010 and June 30, 2009, respectively, are included in accounts payable.

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

Business Combinations

Effective July 1, 2009, the Company adopted the provisions of FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS 141 (R), Business Combinations, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and the Company’s November 30, 2009 acquisition of substantially all of the assets and certain liabilities of Algol Europe, GmbH was accounted for under this standard.

Effective July 1, 2009, the Company adopted the provisions of FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Fair Value Measurements

Effective July 1, 2009, the Company adopted the provisions of FASB ASC 820 for nonfinancial assets and liabilities which were previously deferred under the provisions of FASB ASC 820-10-65 (Prior authoritative literature: FSP FAS 157-2). The adoption of this standard did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Fair Value Disclosures

Effective for the current quarter, the Company adopted the provisions of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value. ASU 2010-06 is an amendment to the accounting for fair value measurements and disclosures which details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. A portion of ASU 2010-06 relating to the gross presentation of Level 3 rollforward information is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this standard did not have a material impact on the Company’s disclosures in the footnotes to the Condensed Consolidated Financial Statements.

Subsequent Events

Effective September 30, 2009, the Company adopted the provisions of FASB ASC 855 as it relates to subsequent events. This guidance, amended in February 2010, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Variable Interest Entities

In June 2009, the FASB issued FASB ASC 810 as it relates to variable interest entities (VIE) (Prior authoritative literature: SFAS No. 167, Amendments to FASB Interpretation No. 46(R). ASC 810 amends FASB Interpretation No. 46(R).

This guidance amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing assessment of whether an enterprise is the primary beneficiary of the VIE. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. This guidance is effective for the annual periods beginning after November 15, 2009. The Company is in process of determining the impact the adoption of FASB ASC 810 as it relates to VIE will have on its results of operations.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended March 31, 2010:
Income per common share, basic	$12,014	26,608	$0.45

Effect of dilutive stock options	—	276

Income per common share, diluted	$12,014	26,884	$0.45

Nine months ended March 31, 2010:
Income per common share, basic	$34,764	26,583	$1.31

Effect of dilutive stock options	—	261

Income per common share, diluted	$34,764	26,844	$1.30

Quarter ended March 31, 2009:
Income per common share, basic	$9,229	26,463	$0.35

Effect of dilutive stock options	—	102

Income per common share, diluted	$9,229	26,565	$0.35

Nine months ended March 31, 2009:
Income per common share, basic	$35,184	26,412	$1.33

Effect of dilutive stock options	—	160

Income per common share, diluted	$35,184	26,572	$1.32

For the quarter and nine months ended March 31, 2010, there were 1,030,365 and 1,117,119 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the quarter and nine months ended March 31, 2009, there were 1,735,436 and 1,220,689 weighted average shares outstanding, respectively, that were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

(5) Goodwill and Acquisitions

The changes in the carrying amount of goodwill for the nine months ended March 31, 2010, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2009	$20,081	$14,006	$34,087
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	(868)	(868)

Balance as of March 31, 2010	$20,081	$13,138	$33,219

The change in goodwill from June 30, 2009 relates entirely to foreign exchange fluctuations.

On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH in our international distribution segment. Algol Europe, now a part of ScanSource Communications, is a value-added distributor of specialty technologies, including voice, data, and video communication products located in Cologne, Germany. This acquisition significantly expands the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products. The purchase price of this acquisition was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the transaction date, resulting in approximately $3.1 million of identifiable intangible assets. The Company is using valuation specialists to assist in determining the fair value of these assets and expects to receive the results of these valuations in the June quarter. Amortization expense was recorded in the quarter based on preliminary estimates of the intangible asset allocation. All professional fees and other costs associated with our acquisition of these assets were expensed as incurred.

Included within other assets described in the balance sheet are net identifiable intangible assets of $18.1 million and $16.7 million at March 31, 2010 and June 30, 2009, respectively. These amounts relate primarily to customer relationships and trade names associated with prior period acquisitions. The increase in identifiable intangible assets resulting from the acquisition of the former Algol Europe during the prior quarter was offset by amortization expense and, to a lesser extent, foreign exchange fluctuations.

(6) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	March 31, 2010	June 30, 2009
(in thousands)
Short-term borrowings	$—	$—

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At March 31, 2010 and at June 30, 2009, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	March 31, 2010	June 30, 2009
(in thousands)
Revolving credit facility	$—	$—

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of March 31, 2010. There were no outstanding borrowings on this facility as of March 31, 2010 and June 30, 2009, leaving $250 million available for additional borrowings.

Long-Term Debt

	March 31, 2010	June 30, 2009
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.08% variable interest rate at March 31, 2010 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.88% variable interest rate at March 31, 2010 and maturing in fiscal 2013 (see Note 7)	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s new Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of March 31, 2010, and the effective interest rate was 1.08%. As of March 31, 2010, the Company was in compliance with all covenants under this note payable.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of March 31, 2010, the Company was in compliance with all covenants under this note payable.

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

Foreign Currency —the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At March 31, 2010, the Company had contracts outstanding with notional amounts of $34.0 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
	(in thousands)
Net foreign exchange derivative contract (losses) gains	$(5)	$2,088
Net foreign currency transactional and re-measurement gains (losses)	(172)	(2,183)

Net foreign currency transactional and re-measurement gains (losses)	$(177)	$(95)

	Nine months ended March 31, 2010	Nine months ended March 31, 2009
	(in thousands)
Net foreign exchange derivative contract (losses) gains	$(686)	$7,890
Net foreign currency transactional and re-measurement gains (losses)	352	(9,339)

Net foreign currency transactional and re-measurement (losses)	$(334)	$(1,449)

Interest Rates— the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 6. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flow, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1.1 million as of March 31, 2010. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Statement of Shareholders’ Equity for the quarters and nine months ended March 31, 2010 and 2009, are as follows:

	Quarter ended March 31, 2010	Quarter ended March 31, 2009
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$214	$200
Unrealized loss in fair value of interest swap rates	(202)	(197)

Net increase (decrease) in accumulated other comprehensive income	12	3
Income tax effect	(4)	(1)

Net increase (decrease) in accumulated other comprehensive income, net of tax	$8	$2

	Nine months ended March 31, 2010	Nine months ended March 31, 2009

	(in thousands)
Net interest expense recognized as a result of interest rate swap	$647	$344
Unrealized loss in fair value of interest swap rates	(540)	(1,933)

Net increase (decrease) in accumulated other comprehensive income	107	(1,589)
Income tax effect	(42)	604

Net increase (decrease) in accumulated other comprehensive income, net of tax	$65	$(985)

The Company has the following derivative instruments located on the Condensed Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of March 31, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$40
Derivative liabilities (b):
Foreign exchange contracts	$—	$(22)
Interest rate swap agreement	$(1,086)	$—

(a)	All derivative assets are recorded as prepaid expense and other assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of March 31, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments (1)	$8,551	$8,551	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	18	—	18	—
Interest rate swap liability	(1,086)	—	(1,086)	—

Total	$7,483	$8,551	$(1,068)	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 7, “Derivatives and Hedging Activities”.

The Company’s foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria.)

The Company’s interest rate swap contract is measured using the market approach on a recurring basis considering LIBOR forward rates quoted by the Company’s counter-party (level 2 criteria.)

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC, POS and barcoding equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, and (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 7% of the Company’s consolidated net sales for the quarters and nine months ended March 31, 2010 or 2009, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) and Europe, and offers products to more than 7,000 resellers and integrators of technology products. ScanSource Latin America markets POS, Barcode, Communications and Security products. ScanSource Europe markets POS and Barcode products and ScanSource Communications Europe markets communications products. Of this segment’s customers, no single account represented more than 3% of the Company’s consolidated net sales during the fiscal quarters ended March 31, 2010 or 2009, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	Quarter ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(in thousands)
Sales:
North American distribution	$382,341	$318,132	$1,221,186	$1,160,683
International distribution	118,532	76,565	329,862	267,890
Less intersegment sales	(4,771)	(4,882)	(18,411)	(21,840)

	$496,102	$389,815	$1,532,637	$1,406,733

Depreciation and amortization:
North American distribution	$1,150	$1,482	$3,569	$4,368
International distribution	529	167	968	781

	$1,679	$1,649	$4,537	$5,149

Operating income:
North American distribution	$16,863	$10,413	$46,112	$42,636
International distribution	2,114	4,704	8,681	11,504

	$18,977	$15,117	$54,793	$54,140

Capital expenditures:
North American distribution	$3,177	$7	$3,556	$3,307
International distribution	54	—	192	112

	$3,231	$7	$3,748	$3,419

			March 31, 2010	June 30, 2009
Assets:
North American distribution			$709,234	$689,865
International distribution			77,563	58,766

			$786,797	$748,631

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

(11) Income Taxes

As of March 31, 2010 and June 30, 2009, the Company had approximately $2.3 million and $2.3 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $2.0 million and $2.0 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, the Company had approximately $0.9 million accrued for interest and penalties, none of which was a current period expense.

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

(12) Subsequent Events

Subsequent events have been evaluated through the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 60,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium, Germany, and the United Kingdom, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through the ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets POS, barcode, communications and security products through its ScanSource Latin America sales unit; POS and AIDC products through its ScanSource Europe sales unit, and communication products through its ScanSource Communications sales unit in Europe. The Company was incorporated in December 1992 and is headquartered in Greenville, South Carolina.

On November 30, 2009 the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor specializing in convergence communications solutions. Algol, headquartered in Cologne, Germany, was renamed ScanSource Communications GmbH, and has joined ScanSource Communications UK as part of ScanSource Communications Europe.

Evaluating Financial Condition and Operating Performance

The Company’s management places a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. ROIC is used by the Company to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization, divided by invested capital, and then annualized. Invested capital is defined as average equity plus average interest bearing debt for the period.

The following table summarizes the Company’s annualized return on invested capital ratio for the quarter ended March 31, 2010 and 2009, respectively:

	Quarter ended March 31,
	2010	2009
Return on invested capital ratio, annualized	16.5%	13.8%

The discussion that follows this overview explains the increase in ROIC from the comparative period shown above. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements is shown below:

Reconciliation of EBITDA to net income:

	Quarter Ended March 31,
	2010	2009
	(in thousands)
Net income	$12,014	$9,229
Plus: income taxes	6,904	5,569
Plus: interest expense	377	609
Plus: depreciation & amortization	1,679	1,648

EBITDA (numerator)	$20,974	$17,055

Invested capital calculations:
	2010	2009
	(in thousands)
Equity – beginning of the quarter	$469,772	$417,348
Equity – end of the quarter	478,183	427,354

Average equity	473,977	422,351
Average debt(1)	33,286	70,357

Invested capital (denominator)	$507,263	$492,708

Return on invested capital (annualized)	16.5%	13.8%

(1)	Average debt is based upon average outstanding daily debt.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and nine months ended March 31, 2010 and 2009:

	Quarter ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
North American distribution	$377,570	$313,250	$64,320	20.5%
International distribution	118,532	76,565	41,967	54.8%

Net sales	$496,102	$389,815	$106,287	27.3%

	Nine months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
North American distribution	$1,202,775	$1,138,843	$63,932	5.6%
International distribution	329,862	267,890	61,972	23.1%

Net sales	$1,532,637	$1,406,733	$125,904	9.0%

On a comparative basis, consolidated worldwide net sales for the quarter ended March 31, 2010 increased 27.3% to $496.1 million. For the nine months ended March 31, 2010, net sales increased to $1.5 billion, a 9.0% increase from the comparative prior year period. During both the current quarter and year-to-date periods, the Company experienced stronger demand in all of our geographic segments due to improved economic conditions when compared to the same period last year. However, the company experienced weaker demand in its Communications business and product shortages in its AIDC/POS businesses in the current quarter when compared to the December 2009 quarter.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada from our Southaven, Mississippi distribution center. For the quarter ended March 31, 2010, net sales increased over the comparative prior year period by $64.3 million, or 20.5%. For the nine months ended March 31, 2010, net sales increased to $1.2 billion, a 5.6% increase from the comparative prior year period.

The Company’s North American POS, Bar-coding, and Security product categories saw revenues increase by 21.9% in comparison to the prior year quarter and 3.4% on year-to-date comparative revenues. In the current quarter, sales of all of our major product categories were up in comparison to the prior year. In addition, the Company continues to see strong growth in our security product lines on a comparative basis, driven by our video surveillance and card printer product lines. However, the Company experienced product shortages with all major vendors on certain key products. This resulted in delayed sales to certain customers that would only accept complete orders.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units increased by 18.8% and 8.4% over the comparable quarter and year-to-date periods ended March 31, 2010. Our Communications businesses experienced sales growth in substantially all of our major vendor lines over the three month and nine month prior year periods, but experienced weaker demand relative to the December 2009 quarter.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales units and in Europe through the ScanSource Communications sales unit. For the quarter and nine months ended March 31, 2010, net sales for this segment increased by $42 million and $62 million, or 54.8% and 23.1%, respectively. While the Company did experience sales improvement in both Europe and Latin America, a portion of this increase can be attributable to the impact of foreign currency exchange rates between the two periods in Europe. In the prior year quarter, the US dollar was stronger versus the Euro and the British Pound in comparison to the current period. As a result, sales originating in Europe and the United Kingdom which are denominated in Euros and Pounds, respectively, converted into fewer US dollars of sales in the prior year. On a constant exchange rate basis, the sales increase for the quarter and nine-month period ending March 31, 2010 was 47.7% and 19.4%, respectively.

The current quarter also includes incremental revenues associated with the Company’s acquisition of substantially all of the assets and certain liabilities of Algol Europe, now ScanSource Communications, GmbH, on November 30, 2009. Algol Europe is a value-added distributor of specialty technologies, including voice, data, and video communications products located in Cologne, Germany. This acquisition significantly expands the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and nine months ended March 31, 2010 and 2009, respectively:

	Quarter ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$40,872	$34,792	$6,080	17.5%	10.8%	11.1%
International distribution	13,519	12,743	776	6.1%	11.4%	16.6%

Gross profit	$54,391	$47,535	$6,856	14.4%	11.0%	12.2%

	Nine months ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$124,165	$118,391	$5,774	4.9%	10.3%	10.4%
International distribution	37,940	36,974	966	2.6%	11.5%	13.8%

Gross profit	$162,105	$155,365	$6,740	4.3%	10.6%	11.0%

North American Distribution

Gross profit for the North American distribution segment increased 17.5% or $6.1 million for the quarter ended March 31, 2010, as compared to the prior year period. Gross profit for the nine month period ended March 31, 2010, increased 4.9% or $5.8 million as compared to the prior year period. The increase in gross profit in the current quarter is largely the result of higher sales volumes in all of our sales units as previously discussed, offset slightly by lower gross margins. Gross profit as a percentage of net sales for the North American distribution segment decreased to 10.8% for the quarter ended March 31, 2010, compared to 11.1% in the comparative quarter. The gross margin percentage from the prior year’s quarter included favorable vendor program benefits that did not reoccur in the current quarter. On a year-to-date basis, gross profit expressed as a percentage of net sales decreased from 10.4% for the year to date period ending March 31, 2009 to 10.3% for the current year to date period.

International Distribution

In our international distribution segment, gross profit increased by 6.1% or $.8 million for the quarter ended March 31, 2010, as compared to the prior year period. As discussed previously, current quarter gross profit in the Company’s international segment includes activity from the Company’s acquisition of substantially all of the assets and liabilities of Algol Europe, on November 30, 2009. Gross margin, expressed as a percentage of revenues, decreased to 11.4% and 11.5% for the quarter and nine months ended March 31, 2010, respectively. This decrease is primarily attributable to vendor price increases affected in Europe during the prior year quarter that temporarily improved gross margins on lower cost product already in inventory.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2010 and 2009, respectively:

	Period ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Quarter	$35,414	$32,418	$2,996	9.2%	7.1%	8.3%
Nine months	$107,312	$101,225	$6,087	6.0%	7.0%	7.2%

Operating expenses increased 9.2% or $3.0 million for the quarter ended March 31, 2010, and 6.0% or $6.1 million for the nine month period as compared to the same periods in the prior year. The increase in operating expenses relative to the prior year’s quarter was primarily associated with our acquisition of Algol Europe, as discussed previously. The increase for the nine month period is mainly attributable to bad debt expense recognized during the December 2009 quarter, in addition to incremental operating expenditures associated with our acquisition of Algol Europe. The majority of the increase in bad debt expense during the year to date period reflects an adjustment to our allowance for doubtful accounts for a specific account exposure. Operating expenses as a percentage of sales for the current quarter were lower than the prior year quarter mainly due to the increase in net sales.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2010 and 2009, respectively:

	Quarter ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$16,863	$10,413	$6,450	61.9%	4.5%	3.3%
International distribution	2,114	4,704	(2,590)	(55.1%)	1.8%	6.1%

	$18,977	$15,117	$3,860	25.5%	3.8%	3.9%

	Nine months ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$46,112	$42,636	$3,476	8.2%	3.8%	3.7%
International distribution	8,681	11,504	(2,823)	(24.5%)	2.6%	4.3%

	$54,793	$54,140	$653	1.2%	3.6%	3.8%

Operating income increased 25.5% or $3.9 million and 1.2% or $.7 million, respectively, for the quarter and nine months ended March 31, 2010. The increase in operating income for the North American distribution segment is primarily attributable to increased revenues and higher gross profit dollars for both periods, as discussed previously. The International segment’s operating income is lower for the quarter and nine month period due to increased investments in operating expenses through the acquisition of the former Algol Europe and reduced gross margins from the prior year as discussed above.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and nine months ended March 31, 2010 and 2009, respectively:

	Quarter ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Interest expense	$377	$609	$(232)	(38.1%)	0.1%	0.2%
Interest income	(474)	(344)	130	37.8%	-0.1%	-0.1%
Net foreign exchange losses	177	95	82	86.3%	0.0%	0.0%
Other, net	(21)	(41)	(20)	48.8%	0.0%	0.0%

Total other expense, net	$59	$319	$(260)	(81.5%)	-0.0%	0.1%

	Nine months ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Interest expense	$1,107	$1,810	$(703)	(38.8%)	0.1%	0.1%
Interest income	(1,159)	(1,119)	40	3.6%	-0.1%	-0.1%
Net foreign exchange losses	334	1,449	(1,115)	77.0%	0.0%	0.1%
Other, net	(235)	(3,677)	(3,442)	(93.6%)	0.0%	-0.2%

Total other expense (income), net	$47	$(1,537)	$1,584	(103.1%)	0.0%	-0.1%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter and nine months ended March 31, 2010 was $0.4 million and $1.1 million, respectively. The decrease in interest expense for both comparative periods is primarily the result of lower average debt balances between the respective periods.

Interest income for the quarter and nine months ended March 31, 2010 was slightly higher than the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

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

During the nine months ended March 31, 2009, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. This settlement was received by the Company on December 5, 2008 and was recorded as other income.

Provision for Income Taxes

Income tax expense for the quarter ended March 31, 2010 was $6.9 million, reflecting an effective tax rate of 36.5%. In the comparative prior year quarter, the effective rate was 37.6%. The decrease in the effective tax rate from the prior year quarter reflects a favorable mix of income derived from lower tax rate jurisdictions.

For the nine month period ended March 31, 2010, income tax expense was $20.0 million, reflecting an effective tax rate of 36.5%, compared to 36.8% in the comparative prior year period.

Net Income

The following table summarizes our net income for the quarters and nine months ended March 31, 2010 and 2009, respectively:

	Period ended March 31,				% of Sales March 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Quarter	$12,014	$9,229	$2,785	30.2%	2.4%	2.4%
Nine months	$34,764	$35,184	$(420)	(1.2%)	2.3%	2.5%

The increase in net income for the current period is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $29.7 million at March 31, 2010, compared to $127.7 million at June 30, 2009. The Company’s working capital increased to $430.4 million at March 31, 2010 from $399.6 million at June 30, 2009. The $30.8 million increase in working capital is primarily due to higher inventory and accounts receivable balances between the two periods, offset by lower cash balances. As of March 31, 2010, there is no outstanding balance on the Company’s revolving credit facility.

The number of days sales in receivables (DSO) was 59 at March 31, 2010, compared to 59 days at June 30, 2009 and 59 days at December 31, 2009.

Inventory turns of 5.7 remained the same as the prior year quarter. The ending inventory balance was higher than the December 2009 quarter due to lower than anticipated demand in our communications business and due to delayed POS and Barcoding shipments caused by certain product shortages.

Cash used in operating activities was approximately $84.8 million for the nine months ended March 31, 2010, compared to $131.1 million of cash provided by operating activities for the comparative prior year period. The $216 million swing in cash flow for the nine months was driven primarily by the overall improvement in demand discussed previously. This resulted in a significant growth in accounts receivable and inventory balances during the current year-to-date period.

Cash used in investing activities for the nine month period ended March 31, 2010 was $14 million, compared to $2.8 million used in the comparative prior year period. On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor of specialty technologies, including voice, data, and video communications based in Cologne, Germany for $10.2 million in cash. There was no acquisition activity in the prior year period. Capital expenditures in the current year-to-date period totaled $3.7 million, a $0.3 million increase from prior year capital purchases of $3.4 million. For the 2010 period, the increase from the prior year is largely related to capital expenditures in new software systems.

In the current year-to-date period, cash provided by financing activities amounted to $0.9 million, in comparison with cash used of $28.4 million in the comparative prior year period. In the current period, there was minimal activity in terms of financing activities, with the exception of proceeds received by the Company as a result of the stock option exercises by employees. The Company’s average outstanding balance on its revolving credit facility was $2.9 million during the quarter and the Company had cash on hand of $29.7 million at March 31, 2010. In contrast, in the comparative prior year period, the Company was in the process of reducing its outstanding debt balances as cash flows from operations increased due to lower sales volumes and a decrease in inventory purchases as demand slowed.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At March 31, 2010 and at June 30, 2009, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of March 31, 2010, the Company was in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of March 31, 2010. There were no outstanding borrowings on this facility as of March 31, 2010 and June 30, 2009, leaving $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of March 31, 2010, and the effective interest rate was 1.08%. The Company was in compliance with all covenants associated with this agreement as of March 31, 2010.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended March 31, 2010 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest rate risk management strategy that incorporates the use of an interest rate swap designated as a cash flow hedge to minimize the significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s use of derivative instruments has the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Condensed Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At March 31, 2010, the Company had contracts outstanding with notional amounts of $34.0 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. The Company’s use of foreign currency contracts to hedge currency fluctuations expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities may not be as effective as anticipated in reducing the volatility of the Company’s cash flows, and (2) the counterparties not performing their obligations under the applicable hedging arrangements. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010. During the third quarter of fiscal 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Credit exposure – We have credit exposure to our reseller customers. Any adverse trends in their businesses could cause us to suffer credit losses.

We have credit exposure to our reseller customers and negative trends in their businesses could increase our credit risk. As is customary in our industry, we extend credit to our reseller customers and most of our sales are on open accounts. We may be unable to collect on receivables if our reseller customers experience decreases in demand for their products and services, do not manage their businesses adequately, experience reduced availability from their financing sources or otherwise become less able to pay due to adverse economic conditions. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.

While we evaluate resellers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses in excess of historical levels would negatively impact our performance. In addition, for financial reporting purposes we estimate future credit losses and establish an appropriate reserve. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. For example, for the year to date period ended March 31, 2010, our operating expenses increased as a result of a bad debt expense that we recognized during this period. The majority of the bad expense recognized in the quarter ended December 31, 2009 reflected an adjustment to our allowance for doubtful accounts to reflect an account exposure from a single customer. There is no guarantee that our operating expenses will not increase as a result of the recognition of additional bad debt expense from this customer or from our other reseller customers.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: May 6, 2010	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: May 6, 2010	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.