Form 10-K
period 2010-06-30
SCANSOURCE INC
filed 2010-08-26
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2009 was $701,550,029, as computed by reference to the closing price of such stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2010
Common Stock, no par value per share	26,713,038 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by referenced into Part III of this report certain portions of its proxy statement for its 2010 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2010.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

ITEM 1.	Business.

ScanSource, Inc. (the “Company”), incorporated in South Carolina in December 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe. See Note 14 to the Notes to the Consolidated Financial Statements for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

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

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Enterprise Solutions, Small and Medium Enterprise (SME) and internet protocol (IP) products. Catalyst Telecom also markets data and network security products from vendors including Aruba, Extreme Networks, Juniper Networks, as well as Plantronics, Polycom, and multiple wireless vendors.

ScanSource Communications Sales Unit

ScanSource Communications is a comprehensive value-added distributor of total communications solutions, including video and audio conferencing products; telephony solutions including Voice over IP (VoIP); and computer telephony building blocks. ScanSource Communications’ manufacturing partners include Polycom, Audiocodes, Dialogic, and Plantronics.

ScanSource Security Sales Unit

The ScanSource Security sales unit focuses on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes identification, access control, video surveillance, intrusion-related, and wireless infrastructure products. Manufacturers include Alvarion, Axis, Bosch, Cisco Security, Datacard, DSC, HID, Motorola Wireless, Panasonic, Ruckus Wireless, Sony, Tropos, United Technologies Fire and Security, and Zebra Card.

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

See Item 1A. “Risk Factors” below for a discussion of certain risks attendant to the Company’s international operations.

Products and Markets

The Company currently markets over 65,000 products from approximately 200 hardware and software vendors to over 20,000 reseller customers primarily from its central warehouses in Mississippi, Florida, Mexico, Belgium and Germany.

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

Currently, the technology products wholesale distribution channel is served by both broad line and specialty distributors. The broad line distributors are engaged primarily in conventional order fulfillment and typically offer their reseller customers less support and fewer value-added services than do specialty distributors. The specialty distributors that compete with ScanSource are generally smaller, both in terms of size and geographic area covered.

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

Vendors

The Company’s key vendors for its ScanSource POS and Barcoding sales unit are Cisco, Datalogic, Elo, Epson America, Honeywell, IBM, Intermec, LXE, Motorola, NCR, and Zebra Technologies. The Company’s key vendors in its Catalyst Telecom sales unit are Aruba, Avaya, Extreme Networks, Juniper Networks, Plantronics and Polycom. The Company’s key vendors for its ScanSource Communications sales unit are Audiocodes, Dialogic, Plantronics, and Polycom. The Company’s key vendors for its ScanSource Security sales unit are Axis, Cisco, HID, Panasonic, Sony and Zebra Card.

The Company has approximately 200 hardware and software vendors that currently supply its products. Of all of the Company’s vendors, only two, Motorola and Avaya, each constitute more than 10% of the Company’s net sales. The Company’s products are typically purchased directly from the manufacturer on a non-exclusive basis. The Company’s agreements with its vendors generally do not restrict the Company from selling similar or comparable products manufactured by competitors. The Company has the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies.

The Company has written distribution agreements with its key vendors and with almost all of its vendors. These agreements are in the form that the Company believes are customarily used by manufacturers and distributors. The Company’s agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor’s price reductions. Along with the Company’s inventory management policies and practices, these provisions are designed to reduce the Company’s risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

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

Customers

The Company’s reseller customers currently include over 20,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Mexico, Latin America and Europe. No single customer accounted for more than 5% of the Company’s total net sales for the fiscal year ended June 30, 2010. The Company generally targets two types of reseller customers:

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

Marketing

The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, product catalogs for each of the North American, European and Latin American markets, periodic newsletters, management of sales leads, trade shows with hardware and software companies and vendors, direct mail, and sales promotions. In addition, the Company organizes and operates its own seminars and teams with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

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

Central Warehouse and Shipping

The Company operates a 600,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. The Company utilizes a third party warehouse located in Liege, Belgium and a warehouse in Cologne, Germany that serves all of Europe, including the United Kingdom. The Company has additional warehouse facilities in Florida and Mexico, which serve Latin America (including Mexico). The Company believes that its centralized distribution creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. The Company’s objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

Financial Services

The Company routinely offers competitive credit terms relative to the specific geographic area for qualified resellers and facilitates various third-party financing options, including leasing, flooring, and other secured financing. The Company believes this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

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

In the ScanSource POS and Barcoding sales unit, the Company competes with broad-line distributors such as Avnet, Ingram Micro, Synnex and Tech Data, in all geographic segments. Additionally, the Company also competes against other smaller, more specialized AIDC and POS distributors, such as Bluestar. In the Catalyst Telecom sales unit, the Company competes against Avnet, Ingram Micro, Jenne, Tech Data, and Voda One. In the ScanSource Communications sales unit based in North America and in Europe, the Company competes against Ingram Micro, Nimans, Tech Data, and Westcon. In the ScanSource Security sales unit, which is based in North America, the Company competes against other broad-line distributors such as ADI, Synnex, and Tech Data and more specialized distributors such as Anixter and Tri-Northern. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

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

Employees

As of June 30, 2010, the Company had 1,074 employees located in North America, Latin America (including Mexico) and Europe. Only employees located in Mexico are considered to be a collective bargaining unit. The Company considers its employee relations to be good.

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

Additional Information

The Company’s principal internet address is www.scansourceinc.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this annual report. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, free of charge on www.scansourceinc.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A.	Risk Factors.

The following are certain risk factors that could affect our business, financial position and results of operations. These risks should be considered in connection with evaluating the forward looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward looking statements. There also are other risks that we may not describe, generally because we currently do not perceive them to be material, which could impact us. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

Global economic instability – Current world-wide economic conditions and market disruptions may adversely affect our business and results of operations.

Financial markets throughout the world could continue to experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy costs, geopolitical issues and failure and potential failures of major financial institutions. These continuing developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways. The slowdown could lead to reduced information technology spending by end users, which could adversely affect our sales. The global economic downturn and instability may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. The tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and could lead to elevated levels of obsolete inventory. Deterioration in the financial and credit market heightens the risk of customer bankruptcies and delay in payment. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, could also negatively impact our customer pricing and operating results.

We continue to be unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations.

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

Vendor relationships – Terminations of a distribution or services agreement or a significant change in supplier terms, authorizations, or lack of product availability, or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

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

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. Our customers rely increasingly on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business. Many of our customers use our website to check real-time product availability, see their customized pricing and to place orders. The Internet and individual websites have experienced a number of disruptions and slowdowns. In addition, some websites have experienced security breakdowns. While our website has not experienced any material disruptions or security breakdowns, any disruptions or breaches in security or a breach that compromises sensitive information could harm our relationship with our vendors, customers and other business partners. Any material disruption of our website or the Internet in general could impair our order processing or prevent our vendors and customers from accessing information and cause us to lose business.

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

We currently have facilities in seven countries outside the United States and sell products in a number of others. A significant portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that either are in addition to the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•

Changes in international trade laws, such as the North American Free Trade Agreement, affecting our import and export activities, including export license requirements, restrictions on the export of certain technology, and tariff changes;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Changes in, or expiration of, various foreign incentives that provide economic benefits to us;

•	Changes in labor laws and regulations affecting our ability to hire and retain employees;

•	Difficulties in staffing and managing operations in foreign countries;

•	Fluctuations of foreign currency, exchange controls and currency devaluations;

•	Changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation);

•	Potential political and economic instability and changes in governments;

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers;

•	Potential regulatory changes, including foreign environmental restrictions; and

•	Different general economic conditions.

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

In addition, the value of our equity investment in foreign countries, such as our purchase of Algol Europe, GmbH in 2009, may fluctuate based on changes in foreign currency exchange rates. These fluctuations may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we initially invested.

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

While we evaluate resellers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses in excess of historical levels would negatively impact our performance. In addition, for financial reporting purposes we estimate future credit losses and establish an appropriate reserve. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. During the past 12 months our operating expenses increased as a result of bad debt expense that we recognized primarily from a single customer. There is no guarantee that our operating expenses will not increase as a result of the recognition of bad debt expense from our reseller customers.

Terrorist or military operations – Future terrorist or military operations could result in a disruption of our operation or loss of assets in certain markets.

Future terrorist or military actions, in the United States or abroad, could result in destruction or seizure of assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, and/or other disruptions in our business, which could negatively affect our operating results. We do not carry broad insurance covering such terrorist or military actions, and even if we were to seek such coverage, the cost would likely be prohibitive.

Narrow profit margins – Our narrow margins significantly impact our operating results.

Our industry is highly competitive and characterized by narrow gross and operating margins. As a result, we have significant price competition that results in narrow gross profit and operating profit margins. Because these margins are narrow, fluctuations in sales can have a significant impact on our overall operating results.

Competition – We experience intense competition in all of our markets. Such competition could result in reduced margins and loss of our market share.

The markets that we operate in are highly competitive. We compete on the basis of price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services, and availability of technical and product information. Our competitors include regional and national wholesale distributors as well as hardware manufacturers (including most of our vendors) that sell directly to resellers and to end users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share. As a result of intense price competition in our industry, our gross margins and our operating profit margins have historically been narrow and we expect them to be narrow in the future. To remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have a negative impact on our financial results.

Growth strategies – If we fail to effectively manage and implement our organic growth strategies, we may experience a negative effect on our business and financial results.

A significant component of our growth strategy has been to add new vendors and products, and we expect to be able to enter new product markets in the future. Expansion of our existing product markets and entry into new product markets divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), result in new or more intense competition, may require longer implementation times or greater start-up expenditures than anticipated, and may otherwise fail to achieve the desired results in a timely fashion, if at all. In addition, while we have been very successful in adding new vendors in the past, we already represent most of the significant vendors in our primary areas of focus, and there is regular consolidation among our vendors. As a result, there may be fewer expansion opportunities of this nature in the future. If we are unable to increase our sales and earnings by expanding our product offerings in a cost effective manner, then our revenues may not grow.

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

Acquisitions – Our growth strategy includes potential acquisitions of companies that complement or expand or existing business. Acquisitions involve a number of risks and uncertainties.

We have and expect to continue to acquire companies that complement or expand our business in the United States or internationally. Acquisitions may involve significant risks and uncertainties including distraction of management’s attention away from normal business operations; sufficient revenue generation to offset liabilities assumed and expenses associated with the acquisition; difficulty in the integration of acquired businesses, including new employees, business systems and technology; inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services; exposure to new regulations; and issues not discovered in our due diligence process. Our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt. Any of these factors could adversely affect our operating results or financial condition.

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

Laws and regulations – Changes in tax laws, and other laws and regulations may adversely impact us.

We are subject to a wide range of local, state and federal laws and regulations both in the United States and in the other countries in which we operate. While we plan our operations based upon existing and anticipated laws and regulations, we cannot anticipate every change and can have only little, if any, impact on others. We are particularly susceptible to changes in income and other tax laws, laws regulating international trade, and accounting and securities disclosure laws and regulations. To a lesser degree, changes in environmental regulation, including electronic waste recovery legislation, may impact us. In each case, a change in the laws or regulations that we are required to comply with could have an adverse impact on our business operations or financial results.

Accounting rules – Changes in accounting rules or standards could have a significant adverse affect on our reported earnings.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretations by various governing bodies including the Financial Accounting Standards Board, the Public Accounting Oversight Board, the SEC and the American Institute of Certified Public Accountants. These governing bodies create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional non-cash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our financial position or results of operations.

Quarterly fluctuations – Our net sales and operating results are dependent on a number of factors. Our net sales may fluctuate from quarter to quarter and these fluctuations may cause volatility in our stock price.

Our net sales and operating results may fluctuate quarterly as a result of changes in demand for our products and services, the introduction of new technology, actions by our competitors, changes in vendors’ prices or price protection policies, changes in vendors’ business practices or strategies, changes in freight rates, the timing of the addition of operating expenses to support our growth, the timing of major marketing or other service projects, product supply shortages, changes in product mix, and the general economic factors referenced above. In addition, a substantial portion of our net sales in each quarter results from orders booked in that quarter, which are difficult to accurately forecast in advance. As a result, our performance in one period may vary significantly from our performance in the preceding quarter, and may differ significantly from our forecast of performance from quarter to quarter. The impact of these variances may cause volatility in our stock price.

Third-party freight carriers – We are dependent on third-parties for the delivery of a majority of our products. Changes in shipping terms or the failure or inability of our third-party shippers to perform could have an adverse impact on our business and results of operations.

We are dependent upon major shipping companies, including Federal Express and United Parcel Service, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), could have an adverse effect on our business, financial condition, and results of operations. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs. If our shipping costs increase, it may adversely affect our financial results if we are unable to pass on these higher costs to our customers.

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

Liquidity and capital resources – Market factors may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions. Changes in payment terms with either suppliers or customers could increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under a subsidiary’s line of credit to satisfy our capital needs and to finance growth. While we believe that our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as the current economic downturn and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

In addition, our cash and cash equivalents are deposited with various financial institutions located in the various countries in which we operate. We endeavor to monitor these financial institutions regularly for credit quality; however, we are exposed to risk of loss on such funds or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property, of which approximately 70,000 feet is subleased to an unrelated third parties.

North American Distribution Facilities

In February 2008, the Company completed the process of relocating its North American distribution operations from Memphis, Tennessee to its current location in Southaven, Mississippi, allowing for substantially expanded warehousing capacity. The Southaven facility accommodates approximately 600,000 square feet with an optional 147,000 square feet of available expansion space. A subsidiary of the Company entered into a ten-year lease associated with this facility, with options to extend the lease for two consecutive five-year periods. Shortly after operations commenced in the Southaven facility, the Company completed the sale of its former distribution facility in Memphis, Tennessee.

The Company or its subsidiaries also have offices, each of 10,000 square feet or less, in leased facilities in Norcross, Georgia; Williamsville, New York; Tempe, Arizona; Lenexa, Kansas; Eagan, Minnesota; and Toronto, Canada.

International Distribution Facilities

The Company or its subsidiaries lease 22,000 square feet of office and distribution center space in Miami, Florida and 25,000 square feet of office and distribution center space in Mexico City, Mexico, and 17,000 square feet of office space in Brussels, Belgium. The Company or its subsidiaries lease approximately 38,000 square feet of third party warehouse space in Liege, Belgium and 2,884 square feet of office and distribution center space in Cologne, Germany. During the last part of this year, the Company consolidated the Egham, U.K. distribution facility for communications products into its Liege, Belgium facility, continuing its efforts to gain additional efficiencies and economies of scale.

The Company or its subsidiaries have additional sales offices, each of 10,000 square feet or less, in leased facilities in Bad Homburg, Germany; Hull, England; Crawley, England; Egham, England; Olivet, France; and Eindhoven, Netherlands.

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

ITEM 4.	Removed and Reserved.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol “SCSC.” The Company has never paid or declared a cash dividend since inception and the Board of Directors does not intend to institute a cash dividend policy in the foreseeable future. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is restricted. As of August 24, 2010, there were approximately 569 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2010
First quarter	$31.50	$23.37
Second quarter	32.40	22.70
Third quarter	30.67	24.90
Fourth quarter	30.29	22.98

Fiscal Year 2009
First quarter	$34.74	$25.18
Second quarter	29.09	13.58
Third quarter	20.59	13.78
Fourth quarter	27.64	16.59

Stock Performance Chart

The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2005.

	2005	2006	2007	2008	2009	2010
ScanSource, Inc.	$100	$137	$149	$125	$114	$116
SIC Code 5045 – Computers & Peripheral Equipment	$100	$110	$122	$101	$98	$95
NASDAQ Market Index	$100	$107	$131	$114	$91	$106

ITEM 6.	Selected Financial Data.

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2010	2009	2008(1)	2007(1)	2006(1)
	(in thousands, except per share data)
Statement of income data:
Net sales	$2,114,979	$1,847,969	$2,175,485	$1,986,927	$1,665,600
Cost of goods sold	1,896,052	1,639,121	1,947,867	1,776,255	1,497,248

Gross profit	218,927	208,848	227,618	210,672	168,352
Selling, general and administrative expenses	143,151	134,730	133,653	135,339	105,042

Operating income	75,776	74,118	93,965	75,333	63,310
Interest expense, net	85	771	3,959	6,804	1,620
Other (income) expense, net	(50)	(2,307)	(212)	(144)	57

Income before income taxes and minority interest	75,741	75,654	90,218	68,673	61,633
Provision for income taxes	26,929	27,966	34,586	25,987	21,592

Consolidated net income	48,812	47,688	55,632	42,686	$40,041

Noncontrolling interest in income of subsidiary	-	-	-	(60)	(225)

Net income attributable to shareholders of ScanSource	$48,812	$47,688	$55,632	$42,626	$39,816

Net income per common share, basic	$1.83	$1.80	$2.13	$1.65	$1.56

Weighted-average shares outstanding, basic	26,605	26,445	26,098	25,773	25,491

Net income per common share, diluted	$1.82	$1.79	$2.10	$1.63	$1.53

Weighted-average shares outstanding, diluted	26,869	26,588	26,445	26,213	26,034

	As of June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Balance sheet data:
Working capital	$436,953	$399,647	$368,636	$352,955	$262,171
Total assets	859,750	748,631	772,206	738,448	617,497
Total long-term debt (including current portion)	30,429	30,429	56,623	107,730	32,185
Total shareholders’ equity	486,851	445,446	395,753	324,744	273,409

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

Certain statements within this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are not historical facts and contain “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our ability to retain key employees, particularly senior management; our ability to retain and expand our existing and new customer relationships; our dependence on vendors, product supply, and availability; our ability to centralize certain functions to provide efficient support to our business; our dependence upon information systems; our ability to manage the potential adverse effects of operating in foreign jurisdictions; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to remain profitable in the face of narrow margins; our ability to compete in new and existing markets that are highly competitive; our ability to manage our business when general economic conditions are poor; our ability to effectively manage and implement our growth strategies; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our inability to eliminate potential volatility in our net sales and operating results on a quarterly basis as a result of changes in demand for our products; our dependence on third-party freight carriers; our inability to resolve or settle potentially adverse litigation matters; and our inability to obtain required capital at acceptable terms to fund our working capital and growth strategies. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained under the “Investors Relations” tab on website at www.scansourceinc.com. Please refer to the cautionary statements and important factors discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for further information. This discussion and analysis should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 65,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS and Barcode, communications, and security products through its ScanSource Latin America sales unit; POS and AIDC products through its ScanSource Europe sales unit, and communication products through its ScanSource Communications sales unit in Europe.

The Company was incorporated in South Carolina in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally located distribution center located in Southaven, Mississippi, near the FedEx hub. The single warehouse and strong management information system form the cornerstone of the Company’s cost-driven operational strategy. This strategy has been expanded to Latin America and Europe, with distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively.

On November 30, 2009 the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value added distributor specializing in convergence communication solutions. Algol, headquartered in Cologne, Germany, was renamed ScanSource Communications GmbH and joined ScanSource Communications UK as part of ScanSource Communications Europe.

North American Distribution Segment

The Company’s North American distribution segment sells products exclusively to resellers and integrators in large and growing technology markets. Key AIDC vendors include Cisco, Datalogic, Honeywell, Intermec, Motorola and Zebra, and leading POS lines include Elo, Epson America, IBM, and NCR. Key communications vendors include Aruba, Avaya, Extreme Networks, Juniper Networks, Plantronics and Polycom, while Dialogic supplies key components for the converged communications market. Key electronic security vendors include Alvarion, Axis, Cisco Security, Datacard, HID, Motorola Wireless, Panasonic, Sony, Tropos, United Technologies Fire and Security, and Zebra Card.

International Distribution Segment

The Company’s international distribution segment sells AIDC, POS, security, and communications products exclusively to resellers and integrators in the Latin American (including Mexico) and European markets principally from the same product manufacturers as those sold by the North American distribution segment. Marketing efforts to recruit new reseller customers, competitive product pricing, the addition of new vendors, and strategic acquisitions have driven growth in net sales.

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

The following table summarizes the Company’s return on invested capital ratio for the fiscal years ended June 30, 2010, 2009, and 2008, respectively:

	2010	2009	2008
Return on invested capital ratio	16.7%	17.7%	22.7%

The discussion that follows this overview explains the decrease in ROIC from the comparative periods shown above. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, it excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Net income	$48,812	$47,688	$55,632
Plus: income taxes	26,929	27,966	34,586
Plus: interest expense	1,472	2,176	5,471
Plus: depreciation & amortization	6,064	6,781	7,127

EBITDA (numerator)	$83,277	$84,611	$102,816

Invested capital calculations

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Equity – beginning of the year	$445,446	$395,753	$324,744
Equity – end of the year	486,851	445,446	395,753

Average equity	466,148	420,600	360,249
Average debt(1)	31,800	57,605	92,456

Invested capital (denominator)	$497,948	$478,205	$452,705

Return on invested capital	16.7%	17.7%	22.7%

(1)	Average debt is based upon average outstanding daily debt.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2010	2009	2008
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.6	88.7	89.5

Gross profit	10.4	11.3	10.5
Selling, general and administrative expenses	6.8	7.3	6.2

Operating income	3.6	4.0	4.3
Interest expense (income), net	-	-	0.2
Other (income) expense, net	-	(0.1)	-

Income before income taxes and minority interest	3.6	4.1	4.1
Provision for income taxes	1.3	1.5	1.5

Net income	2.3%	2.6%	2.6%

Comparison of Fiscal Years Ended June 30, 2010 and 2009

Net Sales

The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these product categories and reporting segments for the comparable fiscal years ending June 30th:

Product Category

	2010	2009	$ Change	% Change
	(in thousands)
POS, barcoding and security products	$1,300,525	$1,161,956	$138,569	11.9%
Communications products	814,454	686,013	128,441	18.7%

Net Sales	$2,114,979	$1,847,969	$267,010	14.4%

Geographic Segments

	2010	2009	$ Change	% Change
	(in thousands)
North American distribution segment	$1,666,012	$1,500,144	$165,868	11.1%
International distribution segment	448,967	347,825	101,142	29.1%

Total net sales	$2,114,979	$1,847,969	$267,010	14.4%

Consolidated net sales for the fiscal year ended June 30, 2010 increased 14.4% to $2.1 billion in comparison to prior fiscal year net sales of $1.85 billion.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. Sales to technology resellers in Canada accounted for less than 4% of total net sales for both fiscal years presented. For the fiscal year ended June 30, 2010, net sales for this segment increased by approximately $165.9 million, or 11.1%, as compared to the prior fiscal year.

The Company’s North American POS, barcoding, and security product categories saw revenues increase by 9.9% in comparison to the prior fiscal year. During the fiscal year ended June 30, 2010, these units experienced stronger demand as economic conditions improved from the prior fiscal year. Sales of substantially all of our major vendors and product lines increased in comparison to the prior fiscal year, as larger deals and projects returned during the fiscal year. In addition, the Company saw strong growth in its security product lines on a comparative basis, driven by its video surveillance and wireless networking lines.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom and ScanSource Communications sales units. The combined sales of these units were 12.5% higher for the fiscal year ended June 30, 2010 versus the prior fiscal year. Both of these sales units also experienced sales growth due to improved economic conditions as discussed above, and a majority of the vendors in these units saw sales growth compared to the prior year.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales unit and in Europe through the ScanSource Communications sales unit. Sales for the overall international segment increased by 29.1%, or $101 million, as compared to the prior fiscal year. However, on a constant exchange rate basis, the sales increase was approximately 29%. The constant currency increase in sales for both geographies was driven by stronger end-user demand which was largely attributable to stronger economic conditions in Europe and Latin America, and the acquisition of Algol Europe in November 2009, now part of ScanSource Communications Europe.

The fiscal year ended June 30, 2010 included incremental revenues associated with the Company’s acquisition of substantially all of the assets and certain liabilities of Algol Europe, now ScanSource Communications, GmbH, on November 30, 2009. Algol Europe was a value added distributor of specialty technologies, including voice, data, and video communications products located in Cologne, Germany. This acquisition significantly expanded the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communications.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30th:

					% of Sales June 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution segment	$167,638	$155,916	$11,722	7.5%	10.1%	10.4%
International distribution segment	51,289	52,932	(1,643)	(3.1%)	11.4%	15.2%

Total gross profit	$218,927	$208,848	$10,079	4.8%	10.4%	11.3%

North American Distribution

Gross profit for the North American distribution segment increased $11.7 million, or 7.5%, for the fiscal year ended June 30, 2010, as compared to the prior fiscal year. The increase in gross profit was primarily the result of higher sales volume in all of our sales units, as previously discussed. While total gross profit for the North American distribution segment increased, gross profit, expressed as a percentage of net sales, actually decreased to 10.1% for the fiscal year ended June 30, 2010 as compared to 10.4% for the prior fiscal year. This was largely the result of a less favorable product mix and higher margin dilution due to an increase of larger deals and projects that traditionally carry lower margins.

International Distribution

Despite the increase in sales for the international distribution segment, gross profit actually decreased by $1.6 million, or 3.1% for the fiscal year ended June 30, 2010, as compared to the prior fiscal year. The decline in gross profit for the fiscal year ended June 30, 2010 was primarily due to the absence of strategic inventory purchases in anticipation of subsequent vendor price increases in our European operating segment that occurred in the prior year. These opportunistic purchases resulted in the achievement of significantly higher gross margins during the second half of the 2009 fiscal year. As a result, gross profit, expressed as a percentage of net sales for this segment decreased to 11.4% in the fiscal year ended June 30, 2010 versus 15.2% in the prior fiscal year.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30th:

					% of Sales June 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Operating expenses	$143,151	$134,730	$8,421	6.3%	6.8%	7.3%

For the fiscal year ended June 30, 2010, operating expenses were $143.2 million, a 6.3% increase from the prior year. This increase was mainly attributable to an increase in bad debt expense in the current fiscal year and approximately $4.1 million of incremental expenses related to the acquisition of Algol Europe, GmbH.

Operating expenses as a percentage of sales decreased to 6.8% for the fiscal year ended June 30, 2010, compared to 7.3% in the prior year. This decrease was largely due to the increase in net sales between the two comparable periods.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

					% of Sales June 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$64,342	$56,261	$8,081	14.4%	3.9%	3.8%
International distribution	11,434	17,857	(6,423)	(36.0%)	2.6%	5.1%

	$75,776	$74,118	$1,658	2.2%	3.6%	4.0%

Operating income increased 2.2% or $1.7 million for the fiscal year ended June 30, 2010 as compared to the prior fiscal year. This increase was the result of higher sales volumes experienced in both the North American and International distribution segments, offset by a higher mix of lower margin products and bad debt in the North American segment and lower margins primarily due to the lack of opportunistic purchases in the International distribution segment that occurred in the prior year.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30th:

					% of Sales June 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Interest expense	$1,472	$2,176	$(704)	(32.4%)	0.1%	0.1%
Interest income	(1,387)	(1,405)	18	(1.3%)	(0.1%)	(0.1%)
Net foreign exchange losses	239	1,587	(1,348)	(84.9%)	0.0%	0.1%
Other, net	(289)	(3,894)	3,605	(92.6%)	0.0%	(0.2%)

Total other (income) expense	$35	$(1,536)	$1,571	(102.3%)	0.0%	(0.1%)

Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the fiscal year ended June 30, 2010 was $1.5 million compared to $2.2 million for the comparative prior year period. The decrease in interest expense was primarily the result of lower average debt balances between the respective periods.

Interest income for the period ended June 30, 2010 was consistent with the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

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

Provision for Income Taxes

Income tax expense was $27 million and $28 million for the fiscal years ended June 30, 2010 and 2009, respectively, reflecting an effective tax rate of 35.6% and 37.0%, respectively. The decrease in the effective tax rate from the prior fiscal year is largely attributable to a favorable mix of income derived from lower tax rate jurisdictions, and reflects the benefit of changes to the international capital structure executed during the fiscal year 2010.

Net Income

The following table summarizes the Company’s net income for the fiscal year ended June 30th:

					% of Sales June 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Net income	$48,812	$47,688	$1,124	2.4%	2.3%	2.6%

Net income for the fiscal year ended June 30, 2010 was $48.8 million, a $1.1 million increase over the prior fiscal year. The increase in net income is attributable to the changes in operating profits previously discussed.

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

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. We note that sales to technology resellers in Canada accounted for less than 4% of total net sales for both fiscal years presented. For the fiscal year ended June 30, 2009, net sales for this segment decreased by approximately $277.4 million, or 15.6%, as compared to the prior fiscal year.

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

For the first six months of the fiscal year ended June 30, 2009, our key vendor in the Catalyst Telecom sales unit implemented various corrective program changes in response to an unsuccessful new program roll-out from the prior fiscal year. Due to the negative reaction surrounding the initial program roll-out, in addition to the uncertainty associated with the subsequent changes designed to correct the program, revenues for this sales unit were adversely impacted as reseller purchases were delayed or lost to competitive products during the first half of fiscal 2009. We believe that this vendor continues to make progress with its programs, products, and service offerings and we are encouraged that these changes have been well-received by our resellers. Accordingly, we attribute the overall lack of demand experienced over the last half of the fiscal year to be driven primarily by the uncertain economic climate and an absence of larger transactions that would normally occur in a more stable economic environment.

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

North American Distribution

Gross profit for the North American distribution segment decreased $20.8 million, or 11.8%, for the fiscal year ended June 30, 2009, as compared to the prior fiscal year. The decrease in gross profit was primarily the result of lower sales volume in all of our sales units, as previously discussed. While total gross profit for the North American distribution segment decreased, gross profit, expressed as a percentage of net sales, actually increased to 10.4% for the fiscal year ended June 30, 2009 as compared to 9.9% for the prior fiscal year. This improvement was largely the result of a more favorable product mix and less margin dilution due to an absence of larger deals and projects that traditionally carry lower margins.

International Distribution

Despite a decrease in sales for the international distribution segment, gross profit actually increased by $2.0 million, or 3.9% for the fiscal year ended June 30, 2009, as compared to the prior fiscal year. The increase in gross profit for the fiscal year ended June 30, 2009 was achieved primarily through the use of strategic inventory purchases in the anticipation of subsequent vendor price increases in our European operating segment. These opportunistic purchases resulted in the achievement of significantly higher gross margins during the second half of fiscal 2009. As a result, gross profit, expressed as a percentage of net sales for this segment increased to 15.2% in the fiscal year ended June 30, 2009 versus 12.8% in the prior fiscal year. While gross profit of this segment, expressed as a percentage of net sales, is typically greater than the North American distribution segment, the significant increase in gross margin percentage experienced during the quarter was a direct result of this unique buying opportunity, and did not reflect a sustainable increase in profitability for this segment.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
Operating expenses	$134,730	$133,653	$1,077	0.8%	7.3%	6.2%

For the fiscal year ended June 30, 2009, operating expenses were $134.7 million, which was slightly higher than the prior fiscal year. Approximately $2.7 million of this increase was attributable to the incremental operating expenses associated with our acquisition of MTV Telecom in April 2008. Offsetting these incremental costs was the favorable year over year exchange rate impact on operating expenses in our international distribution segment.

Operating expenses as a percentage of sales increased to 7.3% for the fiscal year ended June 30, 2009, compared to 6.2% in the prior year comparative period. This increase was largely due to the significant decline in revenues between the two comparable periods. However, the increase also reflects the Company’s continued investment in its ScanSource Security sales units in North America and ScanSource Communications sales unit in Europe.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

					% of Sales June 30,
	2009	2008	$ Change	% Change	2009	2008
	(in thousands)
North American distribution	$56,261	$76,233	$(19,972)	(26.2%)	3.8%	4.3%
International distribution	17,857	17,732	125	0.7%	5.1%	4.5%

	$74,118	$93,965	$(19,847)	(21.1%)	4.0%	4.3%

Operating income decreased 21.1% or $19.8 million for the fiscal year ended June 30, 2009 as compared to the prior fiscal year. This decrease was entirely the result of lower sales volumes experienced in our North America distribution segment due to the prevailing economic conditions. While our International distribution segment also experienced lower sales volumes, the sales generated in the fiscal year ended June 30, 2009 yielded significantly more gross profit than the comparative sales in the prior fiscal year, as discussed previously.

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

Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the period ended June 30, 2009 was $2.2 million compared to $5.5 million for the comparative prior year period. The decrease in interest expense was primarily the result of lower average debt balances between the respective periods, and, to a much lesser extent, lower interest rates experienced between the comparative periods.

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

Provision for Income Taxes

Income tax expense was $28.0 million and $34.6 million for the fiscal years ended June 30, 2009 and 2008, respectively, reflecting an effective tax rate of 37.0% and 38.3%, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2009 was largely attributable to the Company’s receipt of a favorable tax ruling from a state taxing jurisdiction that was retroactive to fiscal 2008, which had the effect of decreasing our effective tax rate for the fiscal year ended June 30, 2009.

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

	Three Months Ended
	Fiscal 2010				Fiscal 2009
	Jun. 30 2010	Mar. 31 2010	Dec. 31 2009	Sept. 30 2009	Jun. 30 2009	Mar. 31 2009	Dec. 31 2008	Sept. 30 2008
	(in thousands, except per share data)
Net sales	$582,342	$496,102	$548,112	$488,423	$441,236	$389,815	$477,093	$539,825

Cost of goods sold	525,520	441,711	491,816	437,005	387,753	342,280	424,765	484,323

Gross profit	$56,822	$54,391	$56,296	$51,418	$53,483	$47,535	$52,328	$55,502

Net income	$14,048	$12,014	$11,815	$10,935	$12,504	$9,229	$13,525	$12,430

Weighted-average shares outstanding, basic	26,669	26,608	26,575	26,567	26,542	26,463	26,411	26,364

Weighted-average shares outstanding, assuming dilution	26,937	26,884	26,798	26,821	26,704	26,565	26,540	26,611

Net income per common share, basic	$0.53	$0.45	$0.44	$0.41	$0.47	$0.35	$0.51	$0.47

Net income per common share, assuming dilution	$0.52	$0.45	$0.44	$0.41	$0.47	$0.35	$0.51	$0.47

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

The Company has service revenue associated with configuration and marketing, which is recognized when the work is complete and all obligations are substantially met. The Company also sells third-party services, such as maintenance contracts. Since the Company is acting as an agent for these services, revenue is recognized net of cost at the time of sale. The Company has a self branded warranty program for one product line and buys fulfillment contracts from a third party for most of its obligations. These revenues and associated third party costs are amortized over the life of contract. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables.

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

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that a portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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

ASC 605 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Accounting Standards Recently Issued

See Note 2 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $34.6 million at June 30, 2010, compared to $127.7 million at June 30, 2009. The Company’s working capital increased to $437.0 million at June 30, 2010 from $400.0 million at June 30, 2009. The $37 million increase in working capital was primarily due to higher accounts receivables and inventory balances between the two periods, offset by lower cash and increased accounts payables. As of June 30, 2010, there was no outstanding balance on the Company’s revolving line of credit facility.

The number of days sales in receivables (DSO) was 55 at June 30, 2010, compared to 59 days at June 30, 2009 and 59 days at March 31, 2010. This was due to increased collections at year end and a favorable mix of customers with shorter terms of sale during the fiscal year ended June 30, 2010.

Inventory turnover decreased to 6.4 times in the current fiscal year versus 7.1 times in the comparative prior year period. This decrease was largely the function of higher average inventory balances carried during the fiscal year ended June 30, 2010 due to increased demand and managing product constraints with certain vendors throughout the year.

Cash used by operating activities was approximately $78.2 million for the year ended June 30, 2010, compared to $143.3 million of cash provided by operating activities for the comparative prior year period. This decrease was driven primarily by an increase in receivables and inventory due to increased demand, partially offset by the timing of vendor payments between the periods.

Cash used in investing activities for the twelve months ended June 30, 2010 was $15.6 million, compared to $2.5 million used in the comparative prior year period. This increase was largely attributed to the Company’s November 30, 2009, acquisition of substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-added distributor of specialty technologies, including voice, data, and video communications based in Cologne, Germany for €6.7 million (approximately $10.0 million) in cash. There was no acquisition activity in the prior year period. For the twelve months ended June 30, 2010, the company had worldwide capital expenditures of $5.6 million versus $3.7 million in the comparative prior year period. For the 2010 fiscal year, the increase from the prior year was largely related to capital expenditures in new software systems. In the prior fiscal year, cash used for capital expenditures was offset by the receipt of proceeds from the sale of property and equipment of $1.2 million. These proceeds reflect the sale of our fractional interests in two airplanes and a Company owned property in the United Kingdom during the fiscal year ended June 30, 2009.

Cash provided by financing activities was approximately $1.3 million for the twelve months ended June 30, 2010, compared to cash used of $28.2 million for the comparative prior year period. In the current fiscal year, there was minimal activity in terms of financing activities, with the exception of proceeds received by the Company as a result of the stock option exercises by employees. The Company’s average outstanding balance on its revolving credit facility was $2.1 million during the quarter and the Company had cash on hand of $34.6 million at June 30, 2010. In contrast, in the comparative prior year period, the Company was in the process of reducing its outstanding debt balances as cash flows from operations decreased due to lower sales volumes and a decrease in inventory purchases as demand slowed.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At June 30, 2010 and at June 30, 2009, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of the note, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of June 30, 2010, the Company was in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of June 30, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement was amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of June 30, 2010. There were no outstanding borrowings on this facility as of June 30, 2010 and June 30, 2009, leaving $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of June 30, 2010, and the effective interest rate was 1.2%. The Company was in compliance with all covenants associated with this agreement as of June 30, 2010.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Commitments

At June 30, 2010, the Company had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (See Notes 7 and 13 of Notes to the Consolidated Financial Statements) as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years
	(in thousands)
Contractual Obligations

Principal debt payments	$30,429	$-	$25,000	$-	$5,429
Non-cancelable operating leases(1)	23,258	4,610	7,279	5,920	5,449
Other(2)	-	-	-	-	-

Total obligations	$53,687	$4,610	$32,279	$5,920	$10,878

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

(2)

Amounts totaling $8.1 million of deferred compensation which are included in current and other non-current liabilities in our consolidated balance sheet as of June 30, 2010 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the fiscal year ended June 30, 2010 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At June 30, 2010, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.2 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ScanSource, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited ScanSource, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ScanSource, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ScanSource, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of ScanSource, Inc. and subsidiaries and our report dated August 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 26, 2010

ScanSource, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share information)

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$34,605	$127,664
Accounts receivable, less allowance of $21,907 at June 30, 2010 and $16,883 at June 30, 2009	357,749	291,037

Inventories	346,610	216,829
Prepaid expenses and other assets	16,762	18,032
Deferred income taxes	12,066	8,735

Total current assets	767,792	662,297

Property and equipment, net	23,528	21,035
Goodwill	33,785	34,087
Other assets, including identifiable intangible assets	34,645	31,212

Total assets	$859,750	$748,631

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$-
Short-term borrowings	-	-
Accounts payable	287,864	228,408
Accrued expenses and other liabilities	35,027	30,443
Income taxes payable	7,948	3,799

Total current liabilities	330,839	262,650
Long-term debt	30,429	30,429
Borrowings under revolving credit facility	-	-
Other long-term liabilities	11,631	10,106

Total liabilities	372,899	303,185

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	-	-
Common stock, no par value; 45,000,000 shares authorized, 26,703,038 and 26,565,870 shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively	111,951	104,461
Retained earnings	386,634	337,822
Accumulated other comprehensive (loss) income	(11,734)	3,163

Total shareholders’ equity	486,851	445,446

Total liabilities and shareholders’ equity	$859,750	$748,631

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Income Statements

Years Ended June 30, 2010, 2009, and 2008

(in thousands, except per share data)

	2010	2009	2008
Net sales	$2,114,979	$1,847,969	$2,175,485
Cost of goods sold	1,896,052	1,639,121	1,947,867

Gross profit	218,927	208,848	227,618
Selling, general and administrative expenses	143,151	134,730	133,653

Operating income	75,776	74,118	93,965
Interest expense	1,472	2,176	5,471
Interest income	(1,387)	(1,405)	(1,512)
Other (income), net	(50)	(2,307)	(212)

Income before income taxes	75,741	75,654	90,218
Provision for income taxes	26,929	27,966	34,586

Net income	$48,812	$47,688	$55,632

Per share data:
Net income per common share, basic	$1.83	$1.80	$2.13

Weighted-average shares outstanding, basic	26,605	26,445	26,098

Net income per common share, diluted	$1.82	$1.79	$2.10

Weighted-average shares outstanding, diluted	26,869	26,588	26,445

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2010, 2009, and 2008

(in thousands, except per share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2007	25,855,724	$83,653	$234,502	$6,589	$324,744

Comprehensive Income:
Net income	-	-	55,632	-	55,632
Unrealized gain on hedged transaction, net of tax of $41	-	-	-	66	66
Foreign currency translation adjustment	-	-	-	2,867	2,867

Total comprehensive income					58,565

Exercise of stock options and shares issued under share-based compensation plans	493,796	7,487	-	-	7,487
Share based compensation	-	4,300	-	-	4,300
Tax benefit of deductible compensation arising from exercise of stock options	-	364	-	-	364
Consideration received from certain officers related to remediation activities	-	751	-	-	751
Reclassification of additional paid-in-capital related to remediation activities	-	(458)	-	-	(458)

Balance at June 30, 2008	26,349,520	$96,097	$290,134	$9,522	$395,753

Comprehensive Income:
Net income	-	-	47,688	-	47,688
Unrealized loss on hedged transaction, net of tax of $476	-	-	-	(821)	(821)
Foreign currency translation adjustment	-	-	-	(5,538)	(5,538)

Total comprehensive income					41,329

Exercise of stock options and shares issued under share-based compensation plans	216,350	2,077	-	-	2,077
Share based compensation	-	4,738	-	-	4,738
Tax benefit of deductible compensation arising from exercise of stock options	-	1,549	-	-	1,549

Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446

Comprehensive Income:
Net income	-	-	48,812	-	48,812
Unrealized gain on hedged transaction, net of tax of $85	-	-	-	148	148
Foreign currency translation adjustment	-	-	-	(15,045)	(15,045)

Total comprehensive income					33,915

Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employer taxes	137,168	1,095	-	-	1,095
Share based compensation	-	6,168	-	-	6,168
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	-	227	-	-	227

Balance at June 30, 2010	26,703,038	$111,951	$386,634	($11,734)	$486,851

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2010, 2009, and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$48,812	$47,688	$55,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,064	6,781	7,127
Allowance for accounts and notes receivable	10,854	6,404	6,504
Share-based compensation and restricted stock	6,065	4,738	4,904
Asset impairment	-	191	202
Deferred income taxes	(4,658)	1,763	(94)
Excess tax benefits from share-based payment arrangements	(227)	(1,549)	(364)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(79,145)	54,186	(3,056)
Inventories	(133,492)	58,929	85
Prepaid expenses and other assets	884	(2,145)	(4,498)
Other noncurrent assets	(2,660)	(212)	(2,692)
Accounts payable	57,977	(32,267)	629
Accrued expenses and other liabilities	6,876	(2,173)	(267)
Income taxes payable	4,486	916	(1,223)

Net cash (used in) provided by operating activities	(78,164)	143,250	62,889

Cash flows used in investing activities:
Capital expenditures	(5,606)	(3,655)	(6,982)
Net proceeds from sale of property and equipment	-	1,158	6,100
Cash paid for business acquisitions, net of cash acquired	(9,994)	-	(10,530)

Net cash (used in) investing activities	(15,600)	(2,497)	(11,412)

Cash flows from financing activities:
(Decreases) increases in short-term borrowings, net	-	(6,564)	3,797
(Payments) advances on revolving credit, net of expenses	-	(26,141)	(63,137)
Exercise of stock options and Section 16 remediation	1,095	2,077	8,238
Excess tax benefits from share-based payment arrangements	227	1,549	364
Proceeds from issuance of long-term debt	-	853	25,000
Repayment of long-term debt	-	-	(12,840)

Net cash provided by (used in) financing activities	1,322	(28,226)	(38,578)
Effect of exchange rate changes on cash and cash equivalents	(617)	(87)	461

(Decrease) Increase in cash and cash equivalents	(93,059)	112,440	13,360
Cash and cash equivalents at beginning of period	127,664	15,224	1,864

Cash and cash equivalents at end of period	$34,605	$127,664	$15,224

Supplemental disclosure of cash flow information:
Interest paid during the year	$1,391	$2,308	$6,885

Income taxes paid during the year	$23,422	$30,379	$29,580

See accompanying notes to consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2010

(1)	Business Description

ScanSource, Inc. (“The Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

In the quarter ended December 31, 2009, the Company established a new entity, ScanSource Communications GmbH, that acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, as a value-add distributor specializing in convergence communications solutions. The purchase transaction closed on November 30, 2009. Algol, headquartered in Cologne, Germany, has joined ScanSource Communications UK as part of ScanSource Communications Europe.

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

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

Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. A provision for estimated losses on returns and allowances is recorded on historical experience.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts. At June 30, 2010 and 2009, amounts exceeding FDIC insured limits aggregated approximately $25.9 million and $8.1 million, respectively. Checks released but not yet cleared at the Company’s bank of $62.7 million and $45.6 million as of June 30, 2010 and 2009, respectively, are included in accounts payable.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout North America, Latin America (including Mexico) and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. No single customer accounted for more than 5% of the Company’s net sales for fiscal 2010, 2009, or 2008.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

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

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan. The Company has classified these investments as trading securities and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments. The fair value of these investments and the corresponding deferred compensation obligation was $8.1 million and $6.1 million as of June 30, 2010 and June 30, 2009, respectively. These investments are classified as either current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within current liabilities or other long-term liabilities as well. At June 30, 2010, $1.1 million of these investments were classified as current assets with a corresponding current liability.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

The Company records unrestricted volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivables from vendors that are not yet earned are deferred in the Consolidated Balance Sheets. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of goods sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Vendor Concentration

The Company sells products from many suppliers, however, sales from products supplied by Motorola and Avaya each constituted more than 10% of the Company’s net sales for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

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

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that they are reviewed annually for impairment or more frequently if impairment indicators exist. See Note 6, “Goodwill and Other Identifiable Intangible Assets” for a discussion of the annual goodwill impairment test.

Intangible Assets

Intangible assets consist of customer relationships, debt issue costs, trade names, trademarks, distributor agreements and non-compete agreements. Customer relationships and distributor agreements are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Debt issue costs are amortized over the term of the credit facility.

Trade names and trademarks are amortized over a period ranging from 1 to 2 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets and are shown in detail in Note 6, “Goodwill and Other Identifiable Intangible Assets”.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future discounted cash flows expected to be generated by the asset. In estimating the future discounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The Company did not record any material impairment charges for the fiscal years ended June 30, 2010, 2009 and 2008.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see footnote 9.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. A provision for estimated losses on returns is recorded based on historical experience.

The Company has service revenue associated with configuration and marketing, which is recognized when the work is complete and all obligations are substantially met. The Company also sells third-party services, such as maintenance contracts. Since the company is acting as an agent for these services, revenue is recognized net of cost at the time of sale. The Company has a self branded warranty program for one product line and buys fulfillment contracts from a third party for most of its obligations. These revenues and associated third party costs are amortized over the life of contract. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements, and each revenue cycle is considered a separate accounting unit with recognition of revenue based on the criteria met for the individual element of the multiple deliverables.

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2010, 2009 and 2008 was approximately $10.2 million, $9.9 million, and $11.8 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three years ended June 30, 2010. Deferred advertising costs at June 30, 2010 and 2009 were not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss income. The assets and liabilities of these foreign entities are translated into U.S. Dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other (income) expense in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with ASC 740, Accounting for Income Taxes. Federal income taxes are not provided on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside the United States. See Note 12 for more information. The Company maintains reserves for uncertain tax provisions in accordance with ASC 740.

Share-Based Payment

The Company accounts for share-based compensation using the provisions of ASC 718, Accounting for Stock Compensation, which requires the recognition of the fair value of share-based compensation. Share-based compensation is estimated at the grant date based on the fair value of the awards, in accordance with the provisions of ASC 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

ASC 220, Reporting Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and unrealized gains and losses on the Company’s hedged transactions, net of tax.

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

Earnings Per Share

In June 2008, the FASB issued ASC 260 (Prior authoritative literature: FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Participating Securities, (“FSP 03-6-1”)). ASC 260 replaces FSP 03-6-1 and states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively to conform to the provisions of the ASC. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

Business Combinations

Effective July 1, 2009, the Company adopted the provisions of FASB issued ASC 805-10 (Prior authoritative literature: SFAS 141 (R), Business Combinations, which replaces FASB Statement No. 141). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and the Company’s November 30, 2009 acquisition of substantially all of the assets and certain liabilities of Algol Europe, GmbH was accounted for under this standard.

Effective July 1, 2009, the Company adopted the provisions of FASB issued ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements

Effective July 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and liabilities which were previously deferred under the provisions of ASC 820-10-65 (Prior authoritative literature: FSP FAS 157-2). The adoption of this standard did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Fair Value Disclosures

The Company adopted the provisions of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value. ASU 2010-06 is an amendment to the accounting for fair value measurements and disclosures which details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 roll-forward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. A portion of ASU 2010-06 relating to the gross presentation of Level 3 roll-forward information is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this standard did not have a material impact on the Company’s disclosures in the footnotes to the Consolidated Financial Statements.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Subsequent Events

Effective September 30, 2009, the Company adopted the provisions of ASC 855 as it relates to subsequent events. This guidance, amended in February 2010, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Variable Interest Entities

In June 2009, the FASB issued ASC 810 as it relates to variable interest entities (VIE) (Prior authoritative literature: SFAS No. 167, Amendments to FASB Interpretation No. 46(R). ASC 810 amends FASB Interpretation No. 46(R). This guidance amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing assessment of whether an enterprise is the primary beneficiary of the VIE. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. This guidance is effective for the annual periods beginning after November 15, 2009. The Company is in process of determining the impact the adoption of ASC 810 as it relates to VIE will have on its Consolidated Financial Statements.

Multi-element Revenue Arrangements

In October 2009, the FASB issued an update to the existing multi-element revenue guidance, ASC 605-25 (Prior authoritative literature: EITF 08-1, Revenue Recognition with Multi-Element Arrangements.) This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to the Company beginning on July 1, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(3)	Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Fiscal Year Ended June 30, 2010:
Net income per common share, basic	$48,812	26,605	$1.83

Effect of dilutive stock options	-	264

Net income per common share, assuming dilution	$48,812	26,869	$1.82

Fiscal Year Ended June 30, 2009:
Net income per common share, basic	$47,688	26,445	$1.80

Effect of dilutive stock options	-	143

Net income per common share, assuming dilution	$47,688	26,588	$1.79

Fiscal Year Ended June 30, 2008:
Net income per common share, basic	$55,632	26,098	$2.13

Effect of dilutive stock options	-	347

Net income per common share, assuming dilution	$55,632	26,445	$2.10

(4)	Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2010	2009
	(in thousands)
Land	$3,009	$2,978
Buildings and leasehold improvements	15,845	15,822
Computer software and equipment	13,139	12,437
Furniture, fixtures and equipment	17,240	17,095
Construction in Progress	4,526	136

	53,759	48,468
Less accumulated depreciation	(30,231)	(27,433)

	$23,528	$21,035

During the fiscal year ended June 30, 2010, the increase in gross fixed assets from prior year is largely related to capital expenditures in new software systems.

Depreciation expense was $4.1 million, $4.2 million, and $4.7 million, respectively, for the fiscal years end 2010, 2009, and 2008.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(5)	Acquisitions

On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH for €6.7 million or ($10.0 million) in our international distribution segment. Algol Europe, now a part of ScanSource Communications, is a value-added distributor of specialty technologies, including voice, data, and video communication products located in Cologne, Germany. This acquisition significantly expanded the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products. The purchase price of this acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the transaction date, resulting in approximately $0.7 million in goodwill and $2.3 million of identifiable intangible assets related to non-compete agreements, distributor agreements and customer relationships as of November 30, 2009. These amounts were recorded in the international segment. All professional fees and other costs associated with our acquisition of these assets were expensed as incurred.

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Others, the Company performs its annual goodwill impairment test at the end of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. These reporting units are also the Company’s operating segments. During fiscal years 2010, 2009 and 2008, no impairment charge related to goodwill was recorded.

Changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2008	$20,081	$16,040	$36,121
Fluctuations in foreign currencies	-	(2,034)	(2,034)

Balance as of June 30, 2009	$20,081	$14,006	$34,087
Goodwill acquired during 2010	-	712	712
Fluctuations in foreign currencies	-	(1,014)	(1,014)

Balance as of June 30, 2010	$20,081	$13,704	$33,785

During the fiscal year ended June 30, 2010, the Company’s goodwill balances increased due to the acquisition of Algol Europe in November 2009. During the fiscal year 2009, there were no acquisitions that impacted goodwill.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

The following table shows the Company’s identifiable intangible assets as of June 30, 2010 and 2009, respectively. These balances are included on the consolidated balance sheet within other assets:

	June 30, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$20,083	$5,497	$14,586	$19,818	$3,816	$16,002
Debt issue costs	885	427	458	841	265	576
Trade names and trademarks	947	947	-	960	871	89
Non-compete agreements	2,987	2,112	875	1,785	1,785	-
Distributor agreement	598	23	575	-	-	-

Total	$25,500	$9,006	$16,494	$23,404	$6,737	$16,667

The weighted average amortization period for all intangible assets was approximately 12 years for fiscal year ended June 30, 2010 and approximately 13 years for years end 2009 and 2008, respectively. Amortization expense for the years ended June 30, 2010, 2009 and 2008 was $2.0 million, $2.6 million, and $2.5 million, respectively. Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2011	$2,132
2012	1,852
2013	1,482
2014	1,407
2015	1,407
Thereafter	8,213

$16,494

(7)	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

	June 30, 2010	June 30, 2009
(in thousands)
Short-term borrowings	$-	$-

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At June 30, 2010, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Revolving Credit Facility

	June 30, 2010	June 30, 2009
(in thousands)
Revolving credit facility	$-	$-

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of June 30, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of June 30, 2010. There were no outstanding borrowings on this facility as of June 30, 2010, leaving $250 million available for additional borrowings.

Long-Term Debt

	June 30, 2010	June 30, 2009
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.2% variable interest rate at June 30, 2010 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 1.0% variable interest rate at June 30, 2010 and maturing in fiscal 2013 (see Note 8)	25,000	25,000

	30,429	30,429
Less current portion	-	-

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of June 30, 2010, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of June 30, 2010, the Company was in compliance with all covenants under this note payable.

The book value of debt listed above is considered to approximate fair value, as our debt instruments are indexed to LIBOR or the prime rate using the market approach (level 2 criteria).

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2010 are as follows:

Long-Term Debt
(in thousands)
Fiscal year:
2011	$-
2012	-
2013	25,000
2014	-
2015	-
Thereafter	5,429

Total principal payments	$30,429

(8)	Derivatives and Hedging Activities

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

Foreign Currency – the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At June 30, 2010, the Company had contracts outstanding with notional amounts of $42.2 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Net foreign exchange derivative contract (losses) gains	$(1,065)	$5,147	$873

Net foreign currency transactional and remeasurement gains (losses)	$826	$(6,734)	$(1,067)

Net foreign currency transactional and remeasurement (losses)	$(239)	$(1,587)	$(194)

Interest Rates – the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap agreements. In the prior fiscal year, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $1 million as of June 30, 2010. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2010 and 2009, are as follows:

	Fiscal Year Ended June 30,
	2010	2009
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$859	$540
Unrealized (loss) in fair value of interest swap rates	(626)	(1,901)

Net increase (decrease) in accumulated other comprehensive (loss) income	$233	$(1,361)
Income tax effect	(85)	540

Net increase (decrease) in accumulated other comprehensive (loss) income, net of tax	$148	$(821)

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of June 30, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets(a):
Foreign exchange contracts	$-	$30

Derivative liabilities(b):
Foreign exchange contracts	$-	$(190)
Interest rate swap agreement	$(956)	$-

(a)	All derivative assets are recorded as prepaid expense and other assets in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Consolidated Balance Sheets.

(9)	Fair Value of Financial Instruments

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of June 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments(1)	$8,145	$8,145	$-	$-
Derivative instruments(2)
Forward foreign currency exchange contracts	(160)	-	(160)	-
Interest rate swap liability	(956)	-	(956)	-

Total	$7,029	$8,145	$(1,116)	$-

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(1)

These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees. As of June 30, 2010, approximately $1.1 million was considered current.

(2)	See Note 8, “Derivatives and Hedging Activities”.

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

Share-Based Compensation Plans

The Company has awards outstanding from four share-based compensation plans (the 1993 Incentive Stock Option Plan, the 1997 Stock Incentive Plan, the 2002 Long-Term Incentive Plan, and the 2003 Director Plan), two of which (the 2002 Long-Term Incentive Plan and the 2003 Director Plan) are available for future grants. All of the Company’s share-based compensation plans are shareholder approved and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. As of June 30, 2010, there were 2,313,378 and 110,800 shares available for future grant under the 2002 Long-Term Incentive Plan and the 2003 Director Plan, respectively.

The Company accounts for its share-based compensation awards in accordance with ASC 718 – Stock Compensation. This standard requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, cancelled, or repurchased after the effective date. Total share-based compensation included as a component of selling, general, and administrative expense in our Consolidated Income Statements was as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$4,698	$4,168	$3,977
Equity classified restricted stock	1,367	570	323
Tender offer modification	-	-	604

Total share-based compensation	$6,065	$4,738	$4,904

Stock Options

During the fiscal year ended June 30, 2010, the Company granted 157,000 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

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

The Company used the following weighted average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2010	2009	2008
Expected term	6.82 years	5.12 years	4.59 years
Expected volatility	46.27%	45.73%	38.00%
Risk-free interest rate	2.89%	1.67%	3.40%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per option	$12.43	$7.49	$13.20

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

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2010
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	2,154,049	$24.99
Granted during the period	157,000	24.51
Exercised during the period	(105,536)	11.96
Cancelled, forfeited, or expired during the period	(6,613)	30.59

Outstanding, end of year	2,198,900	25.58	6.27	$7,544,156
Vested and expected to vest at June 30, 2010	2,192,846	25.58	6.27	$7,504,514

Exercisable, end of year	1,576,593	$26.58	5.39	$5,059,442

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2010 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2010, 2009, and 2008 was $1.6 million, $2.4 million, and $9.1 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

A summary of the status of the Company’s unvested shares as of June 30, 2010, and changes during the year then ended, is presented below:

	Fiscal Year Ended June 30, 2010
	Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair-Value
Unvested, beginning of year	878,256	$24.64	$8.94
Granted	157,000	24.51	12.43
Vested	(407,668)	27.04	10.49
Cancelled, forfeited, or expired	(5,281)	30.59	10.75

Unvested, end of year	622,307	$22.98	$9.79

As of June 30, 2010 there were approximately $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of shares vested during the fiscal years ended June 30, 2010, 2009, and 2008 is $4.3 million, $3.6 million and $3.4 million, respectively. The following table summarizes information about stock options outstanding as of June 30, 2010:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.00 - $ 3.67	-	-	$-	-	$-
$ 3.67 - $ 7.34	-	-	$-	-	$-
$ 7.34 - $11.01	79,402.88		$9.90	79,402	$9.90
$11.01 - $14.68	178,958	1.74	$12.64	178,958	$12.64
$14.68 - $18.35	577,310	7.81	$18.01	221,037	$17.79
$18.35 - $22.01	18,800	3.44	$21.58	18,800	$21.58
$22.01 - $25.68	230,792	7.54	$24.53	73,792	$24.57
$25.68 - $29.35	89,700	5.52	$27.49	89,700	$27.49
$29.35 - $33.02	528,595	6.47	$31.27	526,946	$31.27
$33.02 - $36.69	495,343	6.44	$35.74	387,958	$35.48

	2,198,900	6.26	$25.56	1,576,593	$26.58

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Settlement of Restricted Shares

During the fiscal year ended June 30, 2010, the Company elected to offer to employees the use of the net settlement feature. Under this program, shares can be repurchased upon exercise to meet minimum statutory tax-witholding requirements without resulting in a liability classification of the award.

Employees

During the fiscal year ended June 30, 2010, the Company elected to grant certain employees shares of restricted stock. On December 4, 2009, the Company granted 118,500 shares of restricted stock to such employees with a grant date fair value of $24.57. These awards vest annually over 3 years.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

On May 17, 2010, the Company granted 1,826 shares of restricted stock with a grant date fair value of $27.38 to an executive officer. The vesting of this award is subject to the satisfaction of certain service and performance conditions established within the award agreement.

During the fiscal year ended June 30, 2010, the Company elected to grant certain employees an aggregate of 3,900 shares of restricted stock. These shares were granted based on promotions and will vest annually over 3 years.

Non-Employee Directors

Per the 2003 Directors Plan, non-employee directors will receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted will be established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded to each non-employee director will be determined by dividing $80,000 by the fair market value of the common stock on the date of grant. These awards will generally vest in full on the day that is six months after the date of grant, and the compensation expense associated with these awards will be recognized on a pro-rata basis over this period. On December 4, 2009, the Company granted shares of 16,500 restricted stock in accordance with the provisions of this plan, with a grant date fair value of $24.57.

A summary of the status of the Company’s outstanding restricted stock as of June 30, 2010, and the changes during the year ended June 30, 2010, are presented below:

	Fiscal Year Ended June 30, 2010
	Shares	Weighted-Average Grant Date Fair- Value
Outstanding, beginning of year	71,395	$19.47
Granted during the period	140,726	24.64
Vested during the period	(38,479)	21.01
Cancelled, forfeited, or expired during the period	(1,354)	21.49

Outstanding, end of year	172,288	$23.33

As of June 30, 2010, there was approximately $3 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.19 years.

(11)	Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended that covers all employees located in the United States meeting certain eligibility requirements. For the years ended June 30, 2010, 2009 and 2008 the Company provided a matching contribution of $0.4 million for each period, respectively, which was equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800 for 2010, 2009 and 2008. The Company determines its matching contributions annually and can make discretionary contributions in addition to matching contributions. In fiscal 2010, 2009 and 2008, the Company made discretionary profit-sharing contributions of approximately $3.2 million, $4.4 million and $6.4 million, respectively. Employer contributions are vested based upon tenure over a five-year period.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Internationally, the Company contributes to either plans required by local governments or to various employee annuity plans.

The Company also maintains a non-qualified, unfunded, deferred compensation plan that allows eligible executives to defer a portion of their compensation in addition to receiving discretionary matching contributions from the Company. Employer contributions are vested over a five-year period.

(12)	Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Current:
Federal	$27,749	$20,444	$27,087
State	1,104	(314)	3,663
Foreign	2,922	5,626	4,046

Total current	31,775	25,756	34,796

Deferred:
Federal	(4,410)	2,253	(348)
State	(323)	191	(162)
Foreign	(113)	(234)	300

Total deferred	(4,846)	2,210	(210)

Total	$26,929	$27,966	$34,586

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
U.S. Federal income tax at statutory rate	$26,509	$26,479	$31,588
Increase (decrease) in income taxes due to:
State and local income taxes, net of	935	(81)	2,338
U.S. Federal income tax benefit	-	-	-
Tax credits	(633)	(175)	(277)
Valuation allowance	(128)	21	772
Effect of foreign operations, net	(1,342)	(162)	(267)
Stock compensation	580	548	426
Other	1,008	1,336	6

	$26,929	$27,966	$34,586

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2010 and 2009 are presented below:

	June 30,
	2010	2009
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$4,164	$3,541
Inventories	7,891	5,054
Nondeductible accrued expenses	974	822
Net operating loss carryforwards	290	157
Tax credits	643	1,020
Deferred compensation	3,132	2,378
Stock compensation	4,857	3,523

Total deferred tax assets	21,951	16,495
Valuation allowance	(712)	(839)

Total deferred tax assets	21,239	15,656
Deferred tax liabilities derived from:
Timing of amortization deduction from intangible assets	(2,317)	(1,792)
Timing of depreciation and other deductions for building and equipment	(459)	(105)

Total deferred tax liabilities	(2,776)	(1,897)

Net deferred tax assets	$18,463	$13,759

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Domestic	$65,566	$59,957	$75,793
Foreign	10,175	15,697	14,425

	$75,741	$75,654	$90,218

At June 30, 2010, the Company has: (i) gross net operating loss carry forwards of approximately $0.2 million for U.S. Federal income tax purposes that will begin to expire in 2020; (ii) gross net operating loss carry forwards of approximately $.9 million for state income tax purposes, (iii) foreign gross net operating loss carry forwards of approximately $.8 million and (iv) state income tax credit carry forwards of approximately $0.3 million that will begin to expire in 2024. As of June 30, 2010, the Company has established a full valuation reserve against the foreign net operating loss carry forwards, and, for both periods, a valuation allowance of less than $0.1 million for state net operating losses where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

There is a partial valuation reserve against foreign tax credits of approximately $0.4 million as it was determined that it is more likely than not that a portion of the credits cannot be utilized.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

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

Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48 or (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of June 30, 2010, the Company had gross unrecognized tax benefits of $2.3 million, $2.0 million of which, if recognized, would affect the effective tax rate. This reflects no change on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(in thousands)
Beginning Balance	$2,309	$1,976	$1,599
Additions based on tax positions related to the current year	-	173	-
Additions for tax positions of prior years	307	182	394
Reduction for tax positions of prior years	(359)	(22)	(17)
Settlements	-	-	-

Ending Balance	$2,257	$2,309	$1,976

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, the Company had approximately $1.0 million accrued for interest and penalties, of which $0.2 million was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state taxes.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(13)	Committments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through September 2017. Future minimum lease payments under operating leases are as follows:

Payments
(in thousands)
Fiscal Year Ended June 30,
2011	$4,610
2012	3,927
2013	3,353
2014	3,068
2015	2,852
Thereafter	5,448

$23,258

Lease expense was approximately $4.4 million, $4.4 million, and $3.8 million for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The term of the lease is 120 months with 2 consecutive 5-year extension options.

Committments and Contingencies

A majority of the Company’s net revenues in 2010, 2009 and 2008 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 5% of the Company’s consolidated net sales for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) aggregated with Europe, offers AIDC and POS equipment as well as communications products to more than 7,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Consolidated Financial Statements.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Sales:
North American distribution	$1,688,663	$1,527,656	$1,806,700
International distribution	448,967	347,825	397,951
Less intersegment sales	(22,651)	(27,512)	(29,166)

	$2,114,979	$1,847,969	$2,175,485

Depreciation and amortization:
North American distribution	$4,730	$5,833	$6,214
International distribution	1,334	948	913

	$6,064	$6,781	$7,127

Operating income:
North American distribution	$64,342	$56,261	$76,233	(1)
International distribution	11,434	17,857	17,732

	$75,776	$74,118	$93,965

Assets:
North American distribution	$784,559	$689,865	$671,434
International distribution	75,191	58,766	100,772

	$859,750	$748,631	$772,206

Capital expenditures:
North American distribution	$5,344	$3,513	$5,751
International distribution	262	142	1,231

	$5,606	$3,655	$6,982

(1)

Included in North American distribution’s operating income for the fiscal years ended June 30, 2008 are $1.0 million of direct costs associated with the special committee review of the Company’s stock option practices.

Selected financial information by product category is presented below:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Sales by Product Category:
POS, barcoding and security products	$1,300,525	$1,161,956	$1,379,573
Communication products	814,454	686,013	795,912

	$2,114,979	$1,847,969	$2,175,485

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(15)	Related Party Transactions

During fiscal years 2010, 2009, and 2008, the Company had sales of $3.7 million, $3.2 million, and $4.2 million, respectively, to companies affiliated with the former minority shareholder of Netpoint. At June 30, 2010 and 2009, accounts receivable from these companies totaled $0.7 million, and $0.3 million, respectively.

During fiscal years 2010, 2009 and 2008, the Company had sales of $0 million, $9.0 million and $7.2 million respectively, to a company affiliated with a member of management. At June 30, 2009, net accounts receivable from this company totaled $4.7 million.

(16)	Subsequent Events

In accordance with ASC 855 – Subsequent events, the Company evaluated events occurring between the end of our most recent fiscal year, the date the financial statements were filed with the SEC.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2010, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2010, a definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to the information presented under the headings “Management – Directors and Executive Officers of the Registrant,” “Corporate Governance Matters – Section 16(a) Beneficial Reporting Compliance,” “Corporate Governance Matters – Code of Ethics,” “Corporate Governance Matters – Board Meetings and Committees – Audit Committee,” and “Audit Committee Report” in the Company’s 2010 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2010.

ITEM 11.	Executive Compensation.

Incorporated herein by reference to the information presented under the headings “Executive Compensation,” “Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s 2010 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information presented under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2010 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to the information presented under the heading “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Independent Directors” in the Company’s 2010 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2010.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the heading “Proposal [Three] – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services” in the Company’s 2010 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2010.

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

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions(1)	Other(2)	Balance at End of Period
Valuation account for trade and notes receivable:

Year ended June 30, 2008	$14,620	6,504	(6,110)	2,230	$17,244

Trade and current note receivable allowance					$17,244

Long-term note allowance					$-

Year ended June 30, 2009	$17,244	6,404	(6,696)	(69)	$16,883

Trade and current note receivable allowance					$16,883

Long-term note allowance					$-

Year ended June 30, 2010	$16,883	10,854	(7,097)	1,267	$21,907

Trade and current note receivable allowance					$21,907

Long-term note allowance					$-

(1)	“Reductions” amounts represent write-offs for the years indicated.
(2)	“Other” amounts include recoveries and the effect of foreign currency fluctuations. The amount in 2008 also includes a $1.3 million reclassification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 26, 2010

SCANSOURCE, INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER Steven R. Fischer	Chairman of the Board	August 26, 2010

/s/ MICHAEL L. BAUR Michael L. Baur	Chief Executive Officer and Director (principal executive officer)	August 26, 2010

/s/ RICHARD P. CLEYS Richard P. Cleys	Vice President and Chief Financial Officer, (principal financial and accounting officer)	August 26, 2010

/s/ JAMES G. FOODY James G. Foody	Director	August 26, 2010

/s/ MICHAEL J. GRAINGER Michael J. Grainger	Director	August 26, 2010

/s/ JOHN P. REILLY John P. Reilly	Director	August 26, 2010

/s/ CHARLES R. WHITCHURCH Charles R. Whitchurch	Director	August 26, 2010

INDEX TO EXHIBITS

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/04	3.1	2/3/05
3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2008		8-K		3.1	12/9/08
4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/94

	Executive Compensation Plans and Arrangements
10.1	1993 Incentive Stock Option Plan, as amended, of the Registrant and Form of Stock Option Agreement		S-1		10.10	1/23/97
10.2	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/99	10.13	9/28/99
10.3	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/09
10.4	Amended and Restated Directors Equity Compensation Plan		DEF 14A		Annex A	10/26/06
10.5	Form of Incentive Stock Option Agreement under the 2002 Long-Term Incentive Plan		8-K		99.1	1/11/05
10.6	Form of Incentive Stock Option Agreement for options granted under the 2002 Long-Term Incentive Plan after December 4, 2007		10-K	6/30/08	10.6	8/28/08
10.7	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/08	10.1	2/4/09
10.8	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/08	10.2	2/4/09
10.9	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/08	10.3	2/4/09
10.10	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.2	12/7/09
10.11	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.3	12/7/09

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.12	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.4	12/7/09
10.13	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2005		10-Q	9/30/09	10.2	11/9/09
10.14	Amended and Restated Employment Agreement effective as of June 30, 2008 between the Registrant and Michael L. Baur		10-K	6/30/08	10.19	8/28/08
10.15	Amended and Restated Employment Agreement effective as of June 30, 2008 between the Registrant and Richard P. Cleys		10-K	6/30/08	10.18	8/28/08
10.16	Amended and Restated Employment Agreement effective as of May 21, 2009 between the Registrant and R. Scott Benbenek		10-K	6/30/09	10.13	8/27/09
10.17	Amended and Restated Employment Agreement effective as of May 21, 2009 between the Registrant and Andrea Dvorak Meade		10-K	6/30/09	10.14	8/27/09
10.18	Amended and Restated Employment Agreement dated May 17, 2010 between the Registrant and John J. Ellsworth	X
10.19	Form of Amendment to Stock Option Agreement and Promise to Make Cash Payment for Andrea D. Meade and R. Scott Benbenek		10-Q	12/31/07	10.1	2/6/08
10.20	Amendment to Stock Option Agreement and Promise to Make Cash Payment for Richard Cleys and Bobby McLain		10-Q	12/31/07	10.2	2/6/08
10.21	Description of Option Remediation for Certain Executive Officers and Directors		10-Q	12/31/07	10.3	2/6/08
10.22	Form of Restricted Stock Award Certificate for R. Scott Benbenek		10-K	6/30/09	10.19	8/27/09
10.23	Form of Restricted Stock Award Certificate for Andrea D. Meade		10-K	6/30/09	10.20	8/27/09
10.24	Form of Restricted Stock Award Certificate for John J. Ellsworth	X

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

	Bank Agreements
10.25	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks		10-K	6/30/04	10.19	9/10/04
10.26	First Amendment dated as of May 13, 2005 to Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks		10-K	6/30/05	10.25	9/1/05
10.27	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks		10-K	6/30/06	10.30	9/1/06

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.28	Waivers dated as of November 7, 2006 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., ScanSource Europe Limited, ScanSource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	12/31/06	10.1	6/18/07
10.29	Amendment dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., ScanSource Europe Limited, ScanSource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	3/31/07	10.1	6/18/07
10.30	Waivers dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., ScanSource Europe Limited, ScanSource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	3/31/07	10.2	6/18/07
10.31	Third Amendment dated as of April 20, 2007 to its Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., ScanSource Europe Limited, ScanSource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks		10-K	6/30/07	10.25	8/29/07

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.32	Waivers dated as of May 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., ScanSource Europe Limited, ScanSource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A		10-K	6/30/07	10.28	8/29/07
10.33	Credit Agreement dated as of September 28, 2007, among ScanSource, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto and, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank, Wachovia Bank, N.A. as Syndication Agent, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger		8-K		10.1	10/1/07
10.34	Amendment No. 1 to Credit Agreement and Waiver entered into as of October 30, 2009, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto.		10-Q	9/30/09	10.1	11/9/09

	Other Agreements
10.35+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	6/30/07	10.26	8/29/07
10.36	Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC, a wholly owned subsidiary of ScanSource, Inc., and Kansas City Life Insurance Company		10-K	6/30/08	10.31	8/28/08
10.37	Amendment dated as of January 18, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company		10-K	6/30/08	10.32	8/28/08
10.38	Amendment dated as of January 30, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company		10-K	6/30/08	10.33	8/28/08
10.39+	US Avaya contract with ScanSource, Inc.	X

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.40+	US Motorola (f/k/a Symbol Technologies) contract with ScanSource, Inc.	X
10.41++	Letter Agreement with US Motorola	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer of ScanSource, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002	X
99.1	Consent Order for Final Approval of Settlement		8-K		99.1	6/19/09
99.2	Stipulation of Compromise and Settlement, dated as of April 15, 2009		8-K		99.1	4/15/09
+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

++	Portions of this Exhibit have been omitted and filed separately with the Commission as a part of an application for confidential treatment.