Form 10-Q
period 2010-09-30
SCANSOURCE INC
filed 2010-11-03
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended September 30, 2010

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

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, no par value per share	26,724,422 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2010

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” and “Risk Factors,” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended June 30, 2010. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for share information)

	September 30, 2010	June 30, 2010 *
Assets
Current assets:
Cash and cash equivalents	$14,375	$34,605
Accounts receivable, less allowance of $23,290 at September 30, 2010 and $21,907 at June 30, 2010	413,525	357,749
Inventories	345,267	346,610
Prepaid expenses and other assets	20,150	16,762
Deferred income taxes	12,127	12,066

Total current assets	805,444	767,792

Property and equipment, net	24,564	23,528
Goodwill	34,306	33,785
Other assets, including identifiable intangible assets	39,591	34,645

Total assets	$903,905	$859,750

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	296,536	287,864
Accrued expenses and other liabilities	36,955	35,027
Income taxes payable	9,512	7,948

Total current liabilities	343,003	330,839
Long-term debt	30,429	30,429
Borrowings under revolving credit facility	—	—
Other long-term liabilities	16,827	11,631

Total liabilities	390,259	372,899

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,724,422 and 26,703,038 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	113,468	111,951
Retained earnings	402,341	386,634
Accumulated other comprehensive loss	(2,163)	(11,734)

Total shareholders’ equity	513,646	486,851

Total liabilities and shareholders’ equity	$903,905	$859,750

*	Derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(in thousands, except per share data)

	Quarter ended September 30,
	2010	2009
Net sales	$634,530	$488,423
Cost of goods sold	571,049	437,005

Gross profit	63,481	51,418
Selling, general and administrative expenses	38,633	33,731

Operating income	24,848	17,687

Interest expense	366	366
Interest income	(300)	(263)
Other expense, net	373	116

Income before income taxes	24,409	17,468
Provision for income taxes	8,701	6,533

Net income	$15,708	$10,935

Per share data:
Net income per common share, basic	$0.59	$0.41

Weighted-average shares outstanding, basic	26,713	26,567

Net income per common share, diluted	$0.58	$0.41

Weighted-average shares outstanding, diluted	26,992	26,821

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$15,708	$10,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,510	1,467
Allowance for accounts and notes receivable	2,098	3,255
Share-based compensation and restricted stock	1,186	1,269
Deferred income taxes	(61)	(160)
Excess tax benefits from share-based payment arrangements	(119)	(163)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48,783)	(26,817)
Inventories	7,935	(51,549)
Prepaid expenses and other assets	(5,441)	4,493
Other noncurrent assets	(4,782)	(1,421)
Accounts payable	3,535	21,217
Accrued expenses and other liabilities	6,371	(4,141)
Income taxes payable	1,607	1,514

Net cash used in operating activities	(19,236)	(40,101)

Cash flows from investing activities:
Capital expenditures	(1,851)	(148)

Net cash used in investing activities	(1,851)	(148)

Cash flows from financing activities:
Decreases in short-term borrowings, net	(19)	—
Exercise of stock options	172	—
Excess tax benefits from share-based payment arrangements	119	163

Net cash provided by financing activities	272	163

Effect of exchange rate changes on cash and cash equivalents	585	247

Decrease in cash and cash equivalents	(20,230)	(39,839)
Cash and cash equivalents at beginning of period	34,605	127,664

Cash and cash equivalents at end of period	$14,375	$87,825

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2010 and June 30, 2010, the results of operations for the quarter ended September 30, 2010 and 2009, and the statement of cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Business Description

ScanSource, Inc. (“The Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and physical security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

In the quarter ended December 31, 2009, the Company established a new entity, ScanSource Communications GmbH, that acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH, a value-add distributor specializing in convergence communications solutions. The purchase transaction closed on November 30, 2009. Algol, headquartered in Cologne, Germany, has joined ScanSource Communications UK as part of ScanSource Communications Europe.

(2) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2010 from the information included in Note 2 of the Notes to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $76.5 million and $62.7 million as of September 30, 2010 and June 30, 2010, respectively, are included in accounts payable.

Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810 as it relates to variable interest entities (VIE). ASC 810 amends prior authoritative literature, FASB Interpretation No. 46(R). This guidance amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing assessment of whether an enterprise is the primary beneficiary of the VIE. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. This guidance is effective for the annual periods beginning after November 15, 2009. The company adopted ASC 810 as it relates to VIE in the first quarter of fiscal year 2011. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

Multi-element Revenue Arrangements

In October 2009, the FASB issued an update to the existing multi-element revenue guidance, ASC 605-25. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard became applicable to the Company beginning on July 1, 2010 and did not have an impact on the Company’s Consolidated Financial Statements.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended September 30, 2010:
Income per common share, basic	$15,708	26,713	$0.59

Effect of dilutive stock options	—	279

Income per common share, diluted	$15,708	26,992	$0.58

Quarter ended September 30, 2009:
Income per common share, basic	$10,935	26,567	$0.41

Effect of dilutive stock options	—	254

Income per common share, diluted	$10,935	26,821	$0.41

For the quarter ended September 30, 2010 and 2009, there were 1,318,435 and 1,029,576 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(4) Comprehensive Income

Comprehensive income consists of the following:

	Quarter ended September 30, 2010	Quarter ended September 30, 2009
	(in thousands)
Net income	$15,708	$10,935
Unrealized gain (loss) on hedged transaction, net of tax	74	(19)
Changes in foreign currency translation adjustments	9,496	772

Comprehensive income	$25,278	$11,688

Accumulated other comprehensive loss included in stockholders’ equity totaled ($2,163) and ($11,734) at September 30, 2010 and June 30, 2010, respectively, and consisted primarily of foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and unrealized gains and losses on hedged transactions, net of tax.

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

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2010, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2010	$20,081	$13,704	$33,785
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	521	521

Balance as of September 30, 2010	$20,081	$14,225	$34,306

There was no acquisition activity during the quarter ended September 30, 2010. The change in goodwill from June 30, 2010 relates entirely to foreign exchange fluctuations.

Included within other assets described in the balance sheet are net identifiable intangible assets of $16.2 million and $16.5 million at September 30, 2010 and June 30, 2010, respectively. These amounts relate primarily to customer relationships, non-compete agreements, trade names, and distributor agreements associated with prior period acquisitions.

(7) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	September 30, 2010	June 30, 2010
(in thousands)
Short-term borrowings	$—	$—

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At September 30, 2010 and at June 30, 2010, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	September 30, 2010	June 30, 2010
(in thousands)
Revolving credit facility	$—	$—

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of September 30, 2010. There were no outstanding borrowings on this facility as of September 30, 2010, leaving $250 million available for additional borrowings.

Long-Term Debt

	September 30, 2010	June 30, 2010
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.11% variable interest rate at September 30, 2010 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.91% variable interest rate at September 30, 2010 and maturing in fiscal 2013 (see Note 8)	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of September 30, 2010, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of September 30, 2010, the Company was in compliance with all covenants under this note payable.

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

Foreign Currency—The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At September 30, 2010, the Company had contracts outstanding with notional amounts of $66.7 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended September 30, 2010	Quarter ended September 30, 2009
	(in thousands)
Net foreign exchange derivative contract losses	$(1,468)	$(257)
Net foreign currency transactional and re-measurement gains	1,079	38

Net foreign currency transactional and re-measurement losses	$(389)	$(219)

Interest Rates—the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flow; changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $0.8 million as of September 30, 2010. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Balance Sheets for the quarter ended September 30, 2010 and 2009, are as follows:

	Quarter ended September 30, 2010	Quarter ended September 30, 2009
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$214	$215
Unrealized loss in fair value of interest swap rates	(95)	(252)

Net increase (decrease) in accumulated other comprehensive income	119	(37)
Income tax effect	(45)	18

Net increase (decrease) in accumulated other comprehensive income, net of tax	$74	$(19)

The Company has the following derivative instruments located on the Condensed Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of September 30, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$21
Derivative liabilities (b):
Foreign exchange contracts	$—	$(150)
Interest rate swap agreement	$(837)	$—

(a)	All derivative assets are recorded as prepaid expense and other assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of September 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments (1)	$9,779	$9,779	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	(129)	—	(129)	—
Interest rate swap liability	(837)	—	(837)	—

Total	$8,813	$9,779	$(966)	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 8, “Derivatives and Hedging Activities”.

The Company’s foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria).

The Company’s interest rate swap contract is measured using the market approach on a recurring basis considering LIBOR forward rates quoted by the Company’s counter-party (level 2 criteria).

(10) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) physical security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s consolidated net sales for the quarters ended September 30, 2010 or 2009, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) aggregated with Europe, and offers AIDC and POS equipment as well as communications products to more than 7,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 3% of the Company’s consolidated net sales during the fiscal quarters ended September 30, 2010 or 2009, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	Quarter ended September 30,
	2010	2009
Sales:
North American distribution	$501,364	$403,677
International distribution	140,206	91,231
Less intersegment sales	(7,040)	(6,485)

	$634,530	$488,423

Depreciation and amortization:
North American distribution	$1,134	$1,259
International distribution	376	208

	$1,510	$1,467

Operating income:
North American distribution	$21,420	$14,931
International distribution	3,428	2,756

	$24,848	$17,687

Capital expenditures:
North American distribution	$1,715	$88
International distribution	136	60

	$1,851	$148

	September 30, 2010	June 30, 2010
Assets:
North American distribution	$799,766	$784,559
International distribution	104,139	75,191

	$903,905	$859,750

(11) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations. See Subsequent Event footnote #13.

(12) Income Taxes

The Company had approximately $2.3 million of total gross unrecognized tax benefits including interest for both periods September 30, 2010 and June 30, 2010. Of this total, approximately $2.0 million, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate in both periods. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010, the Company had approximately $0.9 million accrued for interest and penalties, none of which was a current period expense.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. There were no significant discrete items in the period.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of state income taxes.

(13) Subsequent Events

In accordance with ASC 855 – Subsequent events, the Company evaluated events occurring between the end of our most recent quarter and the date the financial statements were filed with the SEC.

In October 2010, the Company settled a legal claim against a former service provider resulting in a $3.1 million pre-tax recovery to the Company. The Company will recognize this income in the second quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 65,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and physical security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS and Barcode, communications, and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

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

Evaluating Financial Condition and Operating Performance

The Company’s management places a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. ROIC is used by the Company to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization, divided by invested capital, and then annualized by calendar days. Invested capital is defined as average equity plus average interest bearing debt for the period.

The following table summarizes the Company’s annualized return on invested capital ratio for the quarter ended September 30, 2010 and 2009, respectively:

	Quarter ended September 30,
	2010	2009
Return on invested capital ratio, annualized	19.5%	16.0%

The discussion that follows this overview explains the increase in ROIC from the comparative period shown above. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown below:

Reconciliation of EBITDA to net income:

	Quarter ended September 30,
	2010	2009
	(in thousands)
Net income	$15,708	$10,935
Plus: income taxes	8,701	6,533
Plus: interest expense	366	366
Plus: depreciation & amortization	1,510	1,467

EBITDA (numerator)	$26,285	$19,301

Invested capital calculations:
	2010	2009
	(in thousands)
Equity – beginning of the quarter	$486,851	$445,446
Equity – end of the quarter	513,646	458,566

Average equity	500,249	452,006
Average debt(1)	34,362	30,429

Invested capital (denominator)	$534,611	$482,435

Return on invested capital (annualized)	19.5%	16.0%

(1)	Average debt is based upon average outstanding daily debt.

Results of Operations

Net Sales

The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for the quarters ended September 30, 2010 and 2009:

	Quarter ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
North American distribution	$494,324	$397,192	$97,132	24.5%
International distribution	140,206	91,231	48,975	53.7%

Net sales	$634,530	$488,423	$146,107	29.9%

On a comparative basis, consolidated worldwide net sales for the quarter ended September 30, 2010 increased 29.9% to $634.5 million. During the current quarter, the Company experienced stronger demand in all of our geographic segments due to improved economic conditions when compared to the same period last year.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. For the quarter ended September 30, 2010, net sales increased over the comparative prior year period by $97 million, or 24.5%.

The Company’s North American POS, barcoding, and security product categories saw revenues increase by 24.0% in comparison to the prior year. During the quarter ended September 30, 2010, these units experienced stronger demand as economic conditions improved from the prior fiscal year. Sales of substantially all of our major vendors and product lines increased in comparison to the prior year, with an increase in larger deals, particularly in the retail sector, and fewer vendor supply chain issues.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom and ScanSource Communications sales units. The combined sales of these units were 24.8% higher for the quarter ended September 30, 2010 versus the prior year period, with both sales units experiencing the growth due to improved economic conditions mentioned above. Significant growth was seen in voice, video and networking products, while the Catalyst Telecom business unit also benefited by an increase in larger deals compared to the prior year’s quarter.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico), Europe from the ScanSource POS and Barcoding sales unit and in Europe through the ScanSource Communications sales unit. Net sales for this segment compared to the prior year period increased by $49 million or 53.7%. However, on a constant exchange rate basis, the sales increase was approximately 67.3%. The constant currency increase in sales for both geographies was driven by stronger end-user demand which was largely attributable to stronger economic conditions in the markets in which we operate in Europe and Latin America; increased inventory positions, which allowed improved order fill rates; and incremental revenues associated with the acquisition of Algol Europe in November 2009, now part of ScanSource Communications Europe.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters ended September 30, 2010 and 2009, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$48,173	$40,446	$7,727	19.1%	9.7%	10.2%
International distribution	15,308	10,972	4,336	39.5%	10.9%	12.0%

Gross profit	$63,481	$51,418	$12,063	23.5%	10.0%	10.5%

North American Distribution

Gross profit for the North American distribution segment increased 19.1% or $7.7 million for the quarter ended September 30, 2010, as compared to the prior year period. The increase in gross profit in the current quarter is largely the result of higher sales volumes in all of our sales units, offset slightly by lower gross margins. Gross profit as a percentage of net sales for the North American distribution segment decreased to 9.7% for the quarter ended September 30, 2010, compared to 10.2% in the comparative quarter. This decrease was mainly due to selling a higher mix of lower-margin products and to a lesser degree, pricing pressure with-in certain vendor lines.

International Distribution

In our international distribution segment, gross profit increased by 39.5% or $4.3 million for the quarter ended September 30, 2010, as compared to the prior year period. As discussed previously, current quarter gross profit in the Company’s international segment includes activity from the Company’s acquisition of substantially all of the assets and liabilities of Algol Europe, on November 30, 2009. Gross margin, expressed as a percentage of revenues, decreased to 10.9% for the quarter ended September 30, 2010. This decrease is primarily attributable to pricing pressures in Europe related to certain vendor lines and vendor programs that occurred in the prior year quarter that did not recur.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2010 and 2009, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Operating Expenses	$38,633	$33,731	$4,902	14.5%	6.1%	6.9%

Operating expenses increased 14.5% or $4.9 million for the quarter ended September 30, 2010 as compared to the same period in the prior year. The increase in operating expenses relative to the prior year’s quarter was primarily associated with higher headcount expenses to support higher revenues, incremental operating expenses related to our acquisition of Algol Europe, offset by lower bad debt expense. Operating expenses as a percentage of sales for the current quarter were lower than the prior year quarter mainly due to the increase in net sales.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2010 and 2009, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$21,420	$14,931	$6,489	43.5%	4.3%	3.8%
International distribution	3,428	2,756	672	24.4%	2.4%	3.0%

	$24,848	$17,687	$7,161	40.5%	3.9%	3.6%

Operating income increased 40.5% or $7.2 million for the quarter ended September 30, 2010. The increase in operating income for the North American distribution segment and the International distribution segment are primarily attributable to increased revenues and higher gross profit dollars in the current year quarter.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters ended September 30, 2010 and 2009, respectively:

	Quarter ended September 30,				% of Sales September 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Interest expense	$366	$366	$—	—	0.1%	0.0%
Interest income	(300)	(263)	(37)	14.1%	-0.1%	0.0%
Net foreign exchange losses	389	219	170	77.6%	0.1%	0.0%
Other, net	(16)	(102)	86	-84.3%	0.0%	0.0%

Total other expense, net	$439	$220	$219	99.5%	0.1%	0.0%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter ended September 30, 2010 was $0.4 million.

Interest income for the quarter ended September 30, 2010 was slightly higher than the comparative prior year period. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

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

Provision for Income Taxes

Income tax expense for the quarter ended September 30, 2010 was $8.7 million, reflecting an effective tax rate of 35.6%. In the comparative prior year quarter, the effective rate was 37.4%. The decrease in the effective tax rate from the prior year reflects the benefit of changes to the international capital structure executed during the fiscal year 2010.

Net Income

The following table summarizes our net income for the quarters ended September 30, 2010:

	Quarter ended September 30,				% of Sales September 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Net Income	$15,708	$10,935	$4,773	43.6%	2.5%	2.2%

The increase in net income for the current period is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $14.4 million at September 30, 2010, compared to $34.6 million at June 30, 2010. The Company’s working capital increased to $462.4 million at September 30, 2010 from $437.0 million at June 30, 2010. The $25.4 million increase in working capital is primarily due to higher accounts receivable balances between the two periods, offset by lower cash balances and higher accounts payables. As of September 30, 2010, there is no outstanding balance on the Company’s revolving credit facility.

The number of day’s sales in receivables (DSO) was 59 at September 30, 2010, compared to 55 days at June 30, 2010 and 59 days at March 31, 2010. The DSO as of September 30, 2010 was more in line with recent historical trends, but increased from the June 30, 2010 result due to a higher mix of international sales and a higher mix of traditional communication business within North America both of which, have longer terms of sale.

Inventory turnover decreased to 6.6 times in the current quarter versus 7.2 times in the comparative prior year quarter. The Company has increased inventory levels compared to the previous year’s quarter in order to mitigate supply chain issues that have been experienced in the sales channel over the last several quarters and to improve order fill rates as global economic conditions have improved.

Cash used in operating activities was approximately $19.2 million for the three months ended September 30, 2010, compared to $40.1 million of cash used for the comparative prior year period. The $20.9 million swing in cash flow from the prior year’s quarter was driven primarily by a lower change in inventory levels. Cash used in operating activities for the current quarter primarily increased due to growth in accounts receivables.

Cash used in investing activities for the three month period ended September 30, 2010 was $1.9 million, compared to $0.1 million used in the comparative prior year period. Capital expenditures accounted for all of the investing activities in both reporting periods. The majority of the $1.8 million increase in capital expenditures from the prior year period is related to spending on a new software system.

During the second half of 2010, the Company began a new software project to standardize processes throughout the world. This software system is also known as an enterprise resource planning (“ERP”) system. The implementation is expected to be phased-in over the next several years. The Company has spent approximately $6.2 million as of September 30, 2010 on this project. For the balance of fiscal 2011, management expects that the cash flow impact of this project will be in the range of $15–$17 million, with spending in fiscal year 2012 to be in the range of $7–$15 million. The Company expects to finance these costs using cash flow from operations and its revolving line of credit.

In the current year-to-date period, cash provided by financing activities amounted to $0.3 million, in comparison with cash provided of $0.2 million in the comparative prior year period. In the current and prior year quarter, there was minimal activity in terms of financing activities. The majority of the activity for the three months ended September 30, 2010 related to the exercise of stock options and excess tax benefits from share based payment arrangements.

From time to time, the Company borrows and/or repays funds utilizing its revolving credit facilities in both the United States and Europe to properly manage daily cash requirements. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this document.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At September 30, 2010 and at June 30, 2010, there were no outstanding borrowings against this facility. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of the note, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of September 30, 2010, the Company was in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of September 30, 2010. There were no outstanding borrowings on this facility as of September 30, 2010 and September 30, 2009, leaving $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of September 30, 2010, and the effective interest rate was 1.1%. The Company was in compliance with all covenants associated with this agreement as of September 30, 2010.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Accounting Standards Recently Issued

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the fiscal year ended September 30, 2010 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statements each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At September 30, 2010, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.2 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010. During the first quarter of fiscal 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2010, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Systems – Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or the ERP implementation could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning (“ERP”) systems.

In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of designing and implementing a company-wide single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. We began committing resources to this effort in fiscal 2010. This will be a lengthy and expensive process that will result in a diversion of resources from other operations. We are following a project plan that we believe provides for a reasonable allocation of resources for this effort. However, execution of such a plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and potentially for our customers to access our price and product availability information. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

Our customers rely increasingly on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business. Many of our customers use our website to check real-time products availability, see their customized pricing and to place orders. The Internet and individual websites have experienced a number of disruptions and slowdowns. In addition, some websites have experienced security breakdowns. While our website has not experienced any material disruptions or security breakdowns, any disruptions or breaches in security or a breach that compromises sensitive information could harm our relationship with our vendors, customers and other business partners. Any material disruption of our website or the Internet in general could impair our order processing or prevent our vendors and customers from accessing information and cause us to lose business.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: November 3, 2010	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: November 3, 2010	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.