Form 10-Q
period 2010-12-31
SCANSOURCE INC
filed 2011-02-04
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended December 31, 2010

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

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2011
Common Stock, no par value per share	26,892,009 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for share information)

	December 31, 2010	June 30, 2010 *
Assets
Current assets:
Cash and cash equivalents	$13,037	$34,605
Accounts receivable, less allowance of $21,964 at December 31, 2010 and $21,907 at June 30, 2010	415,789	357,749
Inventories	389,442	346,610
Prepaid expenses and other assets	21,691	16,762
Deferred income taxes	11,991	12,066

Total current assets	851,950	767,792

Property and equipment, net	27,563	23,528
Goodwill	34,084	33,785
Other assets, including identifiable intangible assets	39,882	34,645

Total assets	$953,479	$859,750

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Short-term borrowings	1,973	—
Accounts payable	304,462	287,864
Accrued expenses and other liabilities	45,923	35,027
Income taxes payable	4,282	7,948

Total current liabilities	356,640	330,839

Long-term debt	30,429	30,429
Borrowings under revolving credit facility	12,781	—
Other long-term liabilities	17,980	11,631

Total liabilities	417,830	372,899

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,892,009 and 26,703,038 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	116,338	111,951
Retained earnings	423,962	386,634
Accumulated other comprehensive loss	(4,651)	(11,734)

Total shareholders’ equity	535,649	486,851

Total liabilities and shareholders’ equity	$953,479	$859,750

*	Derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net sales	$683,644	$548,112	$1,318,175	$1,036,535
Cost of goods sold	613,018	491,816	1,184,068	928,821

Gross profit	70,626	56,296	134,107	107,714
Selling, general and administrative expenses	37,088	38,167	75,721	71,898

Operating income	33,538	18,129	58,386	35,816

Interest expense	388	364	754	730
Interest income	(306)	(422)	(605)	(685)
Other (income) expense, net	(182)	(174)	191	(58)

Income before income taxes	33,638	18,361	58,046	35,829
Provision for income taxes	12,017	6,546	20,718	13,079

Net income	$21,621	$11,815	$37,328	$22,750

Per share data:
Net income per common share, basic	$0.81	$0.44	$1.40	$0.86

Weighted-average shares outstanding, basic	26,786	26,575	26,749	26,571

Net income per common share, diluted	$0.80	$0.44	$1.38	$0.85

Weighted-average shares outstanding, diluted	27,160	26,798	27,068	26,811

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$37,328	$22,750
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,956	2,858
Allowance for accounts and notes receivable	4,147	8,708
Share-based compensation and restricted stock	2,371	2,690
Deferred income taxes	555	(122)
Excess tax benefits from share-based payment arrangements	438	(66)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,645)	(62,713)
Inventories	(38,753)	(86,055)
Prepaid expenses and other assets	(6,211)	(3,293)
Other noncurrent assets	(6,336)	(1,973)
Accounts payable	13,314	35,637
Accrued expenses and other liabilities	16,923	3,418
Income taxes payable	(4,164)	491

Net cash used in operating activities	(33,077)	(77,670)

Cash flows from investing activities:
Capital expenditures	(5,715)	(517)
Cash paid for business acquisitions, net of cash acquired	—	(11,647)

Net cash used in investing activities	(5,715)	(12,164)

Cash flows from financing activities:
Increases in short-term borrowings, net	2,066	—
Borrowings on revolving credit, net	12,752	—
Exercise of stock options	2,359	111
Excess tax benefits from share-based payment arrangements	(438)	66

Net cash provided by financing activities	16,739	177

Effect of exchange rate changes on cash and cash equivalents	485	(7)

Decrease in cash and cash equivalents	(21,568)	(89,664)
Cash and cash equivalents at beginning of period	34,605	127,664

Cash and cash equivalents at end of period	$13,037	$38,000

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2010 and June 30, 2010, the results of operations for the quarters and six months ended December 31, 2010 and 2009, and the statement of cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the quarters and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

(2) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended December 31, 2010 from the information included in Note 2 of the Notes to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Checks released, but not yet cleared, at the Company’s bank of $53.2 million and $62.7 million as of December 31, 2010 and June 30, 2010, respectively, are included in accounts payable.

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

Credit Quality of Financing Receivables and the Allowance for Credit Loses

In July 2010, the FASB issued an update to the existing guidance regarding disclosures of financing receivables and the related allowance recorded against financing receivables, ASC 310. This revised guidance requires companies to disclose additional information in order to help financial statement users evaluate the following: 1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and 3) the changes and reasons for those changes in the allowance for credit losses.

This accounting update requires two types of disclosures: 1) disclosures as of the end of a reporting period and 2) disclosures about activity that occurs during a reporting period.

Disclosures required as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance as it relates to period ending disclosures on October 1, 2010. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

Disclosures required about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will adopt the guidance as it relates to periodic activity on January 1, 2011. The Company does not expect the guidance to have a material impact on the Company’s Consolidated Financial Statements.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended December 31, 2010:
Income per common share, basic	$21,621	26,786	$0.81

Effect of dilutive stock options	—	374

Income per common share, diluted	$21,621	27,160	$0.80

Six months ended December 31, 2010:
Income per common share, basic	$37,328	26,749	$1.40

Effect of dilutive stock options	—	319

Income per common share, diluted	$37,328	27,068	$1.38

Quarter ended December 31, 2009:
Income per common share, basic	$11,815	26,575	$0.44

Effect of dilutive stock options	—	223

Income per common share, diluted	$11,815	26,798	$0.44

Six months ended December 31, 2009:
Income per common share, basic	$22,750	26,571	$0.86

Effect of dilutive stock options	—	240

Income per common share, diluted	$22,750	26,811	$0.85

For the quarter and six months ended December 31, 2010, there were 968,297 and 1,139,717 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the quarter and six months ended December 31, 2009, there were 1,118,143 and 1,118,460 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(4) Comprehensive Income

Comprehensive income consists of the following:

	Quarter ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands)
Net income	$21,621	$11,815	$37,328	$22,750
Unrealized gain on hedged transaction, net of tax	136	76	210	57
Changes in foreign currency translation adjustments	(2,624)	(2,119)	6,873	(1,347)

Comprehensive income	$19,133	$9,772	$44,411	$21,460

Accumulated other comprehensive loss included in stockholders’ equity totaled ($4,651) and ($11,734) at December 31, 2010 and June 30, 2010, respectively, and consisted primarily of foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and unrealized gains and losses on hedged transactions, net of tax.

(5) Acquisitions

On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH for €6.7 million ($10.0 million) in our international distribution segment. Algol Europe, now a part of ScanSource Communications Europe, is a value-added distributor of specialty technologies, including voice, data, and video communication products located in Cologne, Germany. This acquisition significantly expanded the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products. The purchase price of this acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the transaction date, resulting in approximately $0.7 million in goodwill and $2.3 million of identifiable intangible assets related to non-compete agreements, distributor agreements and customer relationships as of November 30, 2009. These amounts were recorded in the international segment. All professional fees and other costs associated with our acquisition of these assets were expensed as incurred.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2010, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2010	$20,081	$13,704	$33,785
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	299	299

Balance as of December 31, 2010	$20,081	$14,003	$34,084

There was no acquisition activity during the six months ended December 31, 2010. The change in goodwill from June 30, 2010 relates entirely to foreign exchange fluctuations.

Included within other assets described in the balance sheet are net identifiable intangible assets of $15.6 million and $16.5 million at December 31, 2010 and June 30, 2010, respectively. These amounts relate primarily to customer relationships, non-compete agreements, trade names, and distributor agreements associated with prior period acquisitions.

(7) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	December 31, 2010	June 30, 2010
	(in thousands)
Short-term borrowings	$1,973	$—

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. There were $2.0 million (€1.5 million) and no borrowings outstanding under this facility as of December 31, 2010 and June 30, 2010, respectively. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	December 31, 2010	June 30, 2010
	(in thousands)
Revolving credit facility	$12,781	$—

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of December 31, 2010. There were $12.8 million of outstanding borrowings on this facility as of December 31, 2010, leaving $237.2 million available for additional borrowings.

For the six months ended December 31, 2010, the Company borrowed $273.3 million on the revolving credit facility. The Company repaid $260.6 million during the same six month period. The net borrowing position at the end of the six month period was $12.8 million dollars. Additionally, the average daily balance on the revolving credit facility was $7.2 million and $5.5 million for the quarter and six months ended December 31, 2010, respectively.

For the six months ended December 31, 2009, the Company borrowed $20.5 million on the revolving credit facility. The Company repaid $20.5 million during the same six month period. There was no outstanding balance on the revolving credit facility at the end of the six month period. Additionally, the average daily balance on the revolving credit facility was $0.6 million and $0.3 million for the quarter and six months ended December 31, 2009, respectively.

Long-Term Debt

	December 31, 2010	June 30, 2010
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.12% variable interest rate at December 31, 2010 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.91% variable interest rate at December 31, 2010 and maturing in fiscal 2013 (see Note 8)	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of December 31, 2010, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payments of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of December 31, 2010, the Company was in compliance with all covenants under this note payable.

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

Foreign Currency—The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through short term forward contracts or other hedging instruments with third parties. At December 31, 2010, the Company had contracts outstanding with notional amounts of $73.1 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended December 31, 2010	Quarter ended December 31, 2009
	(in thousands)
Net foreign exchange derivative contract gains (losses)	$1,510	$(395)
Net foreign currency transactional and re-measurement (losses) gains	(1,457)	457

Net foreign currency transactional and re-measurement gains	$53	$62

	Six months ended December 31, 2010	Six months ended December 31, 2009
	(in thousands)
Net foreign exchange derivative contract gains (losses)	$42	$(681)
Net foreign currency transactional and re-measurement (losses) gains	(378)	525

Net foreign currency transactional and re-measurement (losses)	$(336)	$(156)

Interest Rates—the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flow, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $0.6 million as of December 31, 2010. To date, there has not been any significant ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the Condensed Consolidated Balance Sheets for the quarter ended December 31, 2010 and 2009, are as follows:

	Quarter ended December 31, 2010	Quarter ended December 31, 2009
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$217	$218
Unrealized loss in fair value of interest swap rates	(5)	(93)

Net increase in accumulated other comprehensive income	212	125
Income tax effect	(76)	(49)

Net increase in accumulated other comprehensive income, net of tax	$136	$76

	Six months ended December 31, 2010	Six months ended December 31, 2009
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$431	$433
Unrealized loss in fair value of interest swap rates	(100)	(338)

Net increase in accumulated other comprehensive income	331	95
Income tax effect	(121)	(38)

Net increase in accumulated other comprehensive income, net of tax	$210	$57

The Company has the following derivative instruments located on the Condensed Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of December 31, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$122
Derivative liabilities (b):
Foreign exchange contracts	$—	$(273)
Interest rate swap agreement	$(625)	$—

(a)	All derivative assets are recorded as prepaid expense and other assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of December 31, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments (1)	$10,720	$10,720	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	(151)	—	(151)	—
Interest rate swap liability	(625)	—	(625)	—

Total	$9,944	$10,720	$(776)	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 8, “Derivatives and Hedging Activities”.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) physical security products and wireless infrastructure products sold by the ScanSource Security Distribution sales unit. These products are sold to more than 14,200 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s consolidated net sales for the quarters and six months ended December 31, 2010 or 2009, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) aggregated with Europe, and offers AIDC and POS equipment as well as communications products to more than 7,600 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 1% of the Company’s consolidated net sales during the quarters and six months ended December 31, 2010 or 2009, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Condensed Consolidated Financial Statements.

Selected financial information of each business segment is presented below:

	Quarter ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(In thousands)
Sales:
North American distribution	$528,539	$435,168	$1,029,903	$838,845
International distribution	160,769	120,098	300,975	211,329
Less intersegment sales	(5,664)	(7,154)	(12,703)	(13,639)

	$683,644	$548,112	$1,318,175	$1,036,535

Depreciation and amortization:
North American distribution	$1,028	$1,160	$2,162	$2,419
International distribution	418	232	794	439

	$1,446	$1,392	$2,956	$2,858

Operating income:
North American distribution	$29,288	$14,318	$50,708	$29,249
International distribution	4,250	3,811	7,678	6,567

	$33,538	$18,129	$58,386	$35,816

Capital expenditures:
North American distribution	$3,809	$292	$5,524	$380
International distribution	56	77	191	137

	$3,865	$369	$5,715	$517

	December 31, 2010	June 30, 2010
	(in thousands)
Assets:
North American distribution	$836,745	$784,559
International distribution	116,734	75,191

	$953,479	$859,750

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

(12) Income Taxes

The Company had approximately $2.3 million of total gross unrecognized tax benefits including interest for both periods December 31, 2010 and June 30, 2010. Of this total, approximately $2.0 million, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate in both periods. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010, the Company had approximately $0.9 million accrued for interest and penalties, none of which was a current period expense.

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

(13) Subsequent Events

In accordance with ASC 855 – Subsequent events, the Company has evaluated events occurring between the end of our most recent quarter and the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 66,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and physical security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS and Barcode, communications, and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

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

Evaluating Financial Condition and Operating Performance

The Company’s management places a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring the Company’s financial condition and operating performance. Management uses ROIC, a non-GAAP measure, to assess its efficiency at allocating the capital under its control to generate returns. ROIC is computed by the Company as net income plus income taxes, interest expense, depreciation and amortization, divided by invested capital, and then annualized by calendar days. Invested capital is defined as average equity plus daily average interest bearing debt for the period.

The following table summarizes the Company’s annualized return on invested capital ratio for the quarters ended December 31, 2010 and 2009, respectively:

	Quarter ended December 31,
	2010	2009
Return on invested capital ratio, annualized (1)	25.0%	16.1%

The discussion that follows this overview explains the increase in ROIC from the comparative period. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown on the following schedule:

Reconciliation of EBITDA to net income:

	Quarter ended December 31,
	2010	2009(1)
	(in thousands)
Net income	$21,621	$11,815
Plus: income taxes	12,017	6,546
Plus: interest expense	388	364
Plus: depreciation & amortization	1,446	1,391

EBITDA (numerator)	$35,472	$20,116

Invested capital calculations:
	2010	2009
	(in thousands)
Equity – beginning of the quarter	$513,646	$458,566
Equity – end of the quarter	535,649	469,772

Average equity	524,648	464,169
Average funded debt (2)	38,213	30,987

Invested capital (denominator)	$562,861	$495,156

Return on invested capital (annualized) (1)	25.0%	16.1%

(1)	In the prior year, annualized EBITDA was calculated by multiplying quarterly EBITDA times four quarters. In the current year, annualized EBITDA is calculated by determining daily EBITDA (92 days in the current quarter) and multiplying the daily EBITDA times 365 days. As Company management has changed the method annualized EBITDA is determined, the 16.1% currently reported for the comparative prior year period ROIC does not agree to the 16.3% reported in the prior year second quarter Form 10-Q.
(2)	Average debt is based upon average outstanding daily debt.

ROIC increased significantly from the prior year quarter to 25% from 16.1%. The increase is driven by increased sales and related gross profit margin. Additionally, operating expenses were $1.1 million lower than the prior year period. The decrease in operating expenses is partially attributable to a recovery of $3.1 million related to a legal settlement with a former service provider. ROIC for the current quarter, without the impact of the $3.1 million recovery reducing operating expenses, would have been 22.9%.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and six months ended December 31, 2010 and 2009:

	Quarter ended December 31,
	2010	2009	$ Change	% Change
	(in thousands)
North American distribution	$522,875	$428,014	$94,861	22.2%
International distribution	160,769	120,098	40,671	33.9%

Net sales	$683,644	$548,112	$135,532	24.7%

	Six months ended December 31,
	2010	2009	$ Change	% Change
	(in thousands)
North American distribution	$1,017,200	$825,206	$191,994	23.3%
International distribution	300,975	211,329	89,646	42.4%

Net sales	$1,318,175	$1,036,535	$281,640	27.2%

On a comparative basis, consolidated worldwide net sales for the quarter ended December 31, 2010 increased 24.7% to $683.6 million. For the six months ended December 31, 2010, net sales increased to $1.3 billion, a 27.2% increase from the comparative prior year period. During both the current quarter and year-to-date periods, the Company experienced stronger demand in all of our geographic segments due to improved end user demand and market share gains.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. For the quarter ended December 31, 2010, net sales increased over the comparative prior year period by $94.9 million, or 22.2%, and comparative net sales for the year-to-date period increased by $192.0 million, or 23.3%.

The Company’s North American POS, bar-coding, and security product categories saw revenues increase by 17.3% in comparison to the prior year quarter. On year-to-date basis, comparative revenues increased by 20.5%. In the current quarter and year to date periods, these sales units saw strong sales growth with our major vendor lines in comparison to the prior year due to significantly improved inventory levels as well as an increase in big deals particularly in the POS and Barcoding unit . The Company continues to see strong growth in our security product lines on a comparative basis, driven by our video surveillance and networking lines.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units increased by 28.1% and 26.5% over the comparable quarter and year-to-date periods ended December 31, 2010. Significant increases were seen in voice, video and networking product categories due to increased demand and vendor programs.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales units and in Europe through the ScanSource Communications sales unit. For the quarter and six months ended December 31, 2010, net sales for this segment increased by $40.7 million and $89.6 million, or 33.9% and 42.4%, respectively. The sales increase in both the current and year-to date periods was due to stronger end user demand and an improved inventory position that resulted in sales growth in most product lines. The current quarter also includes incremental revenues associated with the Company’s acquisition of certain assets of Algol Europe, GmbH, which occurred on November 30, 2009. On a constant exchange rate basis, the sales increase for the quarter and six-month period ending December 31, 2010 was 43.1% and 53.7%, respectively, reflecting the impact of foreign currency exchange rates in Europe.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and six month periods ended December 31, 2010 and 2009, respectively:

	Quarter ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$54,109	$42,846	$11,263	26.3%	10.3%	10.0%
International distribution	16,517	13,450	3,067	22.8%	10.3%	11.2%

Gross profit	$70,626	$56,296	$14,330	25.5%	10.3%	10.3%

	Six months ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$102,281	$83,292	$18,989	22.8%	10.1%	10.1%
International distribution	31,826	24,422	7,404	30.3%	10.6%	11.6%

Gross profit	$134,107	$107,714	$26,393	24.5%	10.2%	10.4%

North American Distribution

Gross profit for the North American distribution segment increased 26.3% or $11.3 million for the quarter ended December 31, 2010, as compared to the prior year period. For the six month period ended December 31, 2010, gross profit increased 22.8% or $19.0 million. The increase in gross profit in the current quarter and year to date period is largely the result of higher sales volumes in all of our sales units as previously discussed. Gross profit as a percentage of net sales for the North American distribution segment increased to 10.3% for the quarter ended December 31, 2010, compared to 10.0% in the comparative quarter. This is mainly attributable to higher attainment levels of vendor incentives recognized in the current period. On a year-to-date basis, gross profit expressed as a percentage of net sales remained consistent for the two comparative periods at 10.1%.

International Distribution

In our international distribution segment, gross profit increased by 22.8% or $3.1 million for the quarter ended December 31, 2010, as compared to the same period in the prior year. Both current and year to date gross profit increased due to the growth in sales volumes and includes gross profit for the acquisition of Algol Europe GmbH, now part of ScanSource Communications Europe, which was acquired on November 30, 2009. Gross margin, expressed as a percentage of revenues, decreased to 10.3% and 10.6% for the quarter and six months ended December 31, 2010, respectively. The decrease in gross margin as a percentage of revenues is primarily driven by unusually high vendor program attainment levels in the prior year period.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2010 and 2009, respectively:

	Period ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Quarter	$37,088	$38,167	$(1,079)	(2.8%)	5.4%	7.0%
Six months	$75,721	$71,898	$3,823	5.3%	5.7%	6.9%

Operating expenses decreased 2.8% or $1.1 million for the quarter ended December 31, 2010, and increased 5.3% or $3.8 million for the six month period as compared to the same periods in the prior year. During the quarter, the Company recovered proceeds of $3.1 million in a legal settlement with a former service provider, which reduced operating expense for both the quarter and six months ended December 31, 2010. Excluding the legal settlement recovery, the change in operating expenses for the quarter and six months ended December 31, 2010 increased to $2.0 million and $6.9 million, respectively from the comparable prior year periods. In addition to the $3.1 million legal settlement recovery, demand significantly exceeded expectation, resulting in increased sales and decreased operating expenses expressed as a percentage of sales. As a percentage of sales, operating expenses decreased to 5.4% and 5.7% for the quarter and six months ended December 31, 2010 respectively, compared to 7.0% and 6.9% for the respective periods ended December 31, 2009. In response to increased demand, the Company has increased headcount and marketing spend in order to support higher revenues, as well as assumed incremental operating expenses related to the November 2009 acquisition of Algol GmbH in both the current quarter and recent six month period.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2010 and 2009, respectively:

	Quarter ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$29,288	$14,318	$14,970	104.6%	5.6%	3.3%
International distribution	4,250	3,811	439	11.5%	2.6%	3.2%

	$33,538	$18,129	$15,409	85.0%	4.9%	3.3%

	Six months ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
North American distribution	$50,708	$29,249	$21,459	73.4%	5.0%	3.5%
International distribution	7,678	6,567	1,111	16.9%	2.6%	3.1%

	$58,386	$35,816	$22,570	63.0%	4.4%	3.5%

Operating income increased 85% or $15.4 million and 63.0% or $22.6 million, respectively, for the quarter and six months ended December 31, 2010. The increase in operating income for the current and year to date periods for the North American distribution segment is primarily attributable to higher gross margin as a result of increased sales volumes. Additionally, operating income for the quarter and six month period increased $3.1 million from the legal settlement recovery recorded as a reduction to operating expenses. Operating income for the international distribution segment expressed as a percentage of segment sales increased by 11.5% and 16.9% for the quarter and six months ended December 31, 2010 respectively. The increase is primarily attributable to increased gross margins as a result of higher sales volumes, partially offset by the Company’s continued investment in operating expenses to ramp up its communications business internationally.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and six months ended December 31, 2010 and 2009, respectively:

	Quarter ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010		2009
	(in thousands)
Interest expense	$388	$364	$24	6.6%		0.1%		0.1%
Interest income	(306)	(422)	116	(27.5%)	–	0.0%	–	0.0%
Net foreign exchange (gains) losses	(53)	(62)	9	(14.5%)	–	0.0%	–	0.0%
Other, net	(129)	(112)	(17)	15.2%	–	0.0%	–	0.0%

Total other (income) expense, net	$(100)	$(232)	$132	(56.9%)	–	0.0%	–	0.0%

	Six months ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010		2009
	(in thousands)
Interest expense	$754	$730	$24	(3.3%)		0.1%		0.0%
Interest income	(605)	(685)	80	(11.7%)	–	0.0%	–	0.0%
Net foreign exchange (gains) losses	336	156	180	115.4%		0.0%		0.0%
Other, net	(145)	(214)	69	(32.2%)	–	0.0%	–	0.0%

Total other expense (income), net	$340	$(13)	$353	(2,715.4%)	–	0.0%	–	0.0%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter and six months ended December 31, 2010 was $0.4 million and $0.8 million, respectively. The increase in interest expense for both comparative periods is primarily the result of higher average debt balances between the respective periods.

Interest income for the quarter and six months ended December 31, 2010 was slightly lower than the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

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

Provision for Income Taxes

Income tax expense for the quarter ended December 31, 2010 was $12.0 million and the effective tax rate remained consistent with the prior year period at 35.7%.

For the six month period ended December 31, 2010, income tax expense was $20.7 million, reflecting an effective tax rate of 35.7%, which was slightly lower than the effective tax rate of the corresponding prior year period at 36.5%. The decrease in the effective tax rate from the prior year period largely reflects the benefit of changes to the international capital structure from the prior year period.

Net Income

The following table summarizes our net income for the quarters and six month periods ended December 31, 2010 and 2009, respectively:

	Period ended December 31,				% of Sales December 31,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Quarter	$21,621	$11,815	$9,806	83.0%	3.2%	2.2%
Six months	$37,328	$22,750	$14,578	64.1%	2.8%	2.2%

The increase in net income for both periods is attributable to the changes in operations, as discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $13.0 million at December 31, 2010, compared to $34.6 million at June 30, 2010. The Company’s working capital increased to $495.3 million at December 31, 2010 from $437.0 million at June 30, 2010. The $58.3 million increase in working capital is primarily due to higher accounts receivable and inventory balances between the two periods, partially offset by lower cash balances and higher accounts payables. As of December 31, 2010, there was $12.8 million outstanding on the Company’s $250 million revolving credit facility. In addition, there was $2.0 million (€1.5 million) outstanding on the Company’s €6 million revolving credit facility in Europe.

The number of day’s sales in receivables (DSO) was 55 for the quarter ended December 31, 2010 compared to 59 days for the quarters ended September 30, 2010 and December 31, 2009. The DSO improved from the sequential and prior year quarters as we have increased sales to customers with shorter terms of sale and have maintained relatively flat receivables as sales volumes have increased.

Inventory turnover decreased to 6.7 times in the current quarter versus 6.8 times in the comparative prior year quarter. The Company has increased inventory levels compared to the prior year quarter to improve fill rates in response to increased demand for the products that we distribute.

Cash used in operating activities was approximately $33.1 million for the six months ended December 31, 2010, compared to $77.7 million of cash used for the comparative prior year period.

Cash used in investing activities for the six month period ended December 31, 2010 was $5.7 million, compared to $12.2 million used in the comparative prior year period. Investing activity expenditures for the six months ended December 31, 2010 are primarily attributable to capital expenditures. In the prior year to date period, the Company acquired Algol Europe, GmbH, which accounted for approximately $10.0 million of cash used in investing activities.

During the second half of fiscal 2010, the Company began a new software project to standardize processes throughout the world. This software system is also known as an enterprise resource planning (“ERP”) system. The implementation is expected to be phased-in over the next several years. The Company has spent approximately $9.9 million as of December 31, 2010 on this project. For the balance of fiscal 2011, management expects that the cash flow impact of this project will be in the range of $11–$14 million, with spending in fiscal year 2012 to be in the range of $7–$15 million. The Company expects to finance these costs using cash flow from operations and its revolving line of credit.

In the current six month period, cash provided by financing activities amounted to $16.7 million, in comparison with cash provided of $0.2 million in the comparative prior year period. The increase is primarily attributable to increased borrowings on the Company’s $250 million revolving credit facility as well as its €6.0 million revolving credit facility and the exercise of stock options.

The Company has increased net borrowings on the revolving credit facility. Net borrowings at the end of the six month periods ended December 31, 2010 and 2009 were $12.8 million and $0.0 million, respectively. The average daily balance was $7.2 million and $5.5 million for the quarter and six month period ended December 31, 2010 respectively, compared to $0.6 million and $0.3 million for the comparable prior year periods. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this document.

On a gross basis, the Company borrowed $273.3 million on the revolving credit facility for the six months ended December 31, 2010, and repaid $260.6 million during the same six month period. For the six months ended December 31, 2009, the Company borrowed $20.5 million and made repayments totaling $20.5 million as well.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At December 31, 2010, there was $2.0 million (€1.5 million) outstanding on this facility, compared to no borrowings outstanding at June 30, 2010. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of the note, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of December 31, 2010, the Company was in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of December 31, 2010 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of December 31, 2010. There was $12.8 million outstanding on this facility as of December 31, 2010, leaving $237.2 million available for additional borrowings, compared to no borrowings at June 30, 2010 with $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of December 31, 2010, and the effective interest rate was 1.1%. The Company was in compliance with all covenants associated with this agreement as of December 31, 2010.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended December 31, 2010 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. In the normal course of business, foreign exchange risk is managed by using foreign currency forward contracts to hedge these exposures, as well as balance sheet netting of exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon our forecasted purchases and sales denominated in certain foreign currencies. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other (income) expense.

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statements each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At December 31, 2010, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.2 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010. During the quarter ended December 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2010, and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Directors Equity Compensation Plan.

10.2	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

10.3	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

10.4	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

10.5	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010; (ii) the Condensed Consolidated Income Statements for the quarter and six months ended December 31, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the quarter and six months ended December 31, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

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

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: February 4, 2011	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: February 4, 2011	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Amended and Restated Directors Equity Compensation Plan

10.2	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

10.3	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

10.4	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

10.5	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010; (ii) the Condensed Consolidated Income Statements for the quarter and six months ended December 31, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

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