Form 10-Q
period 2011-03-31
SCANSOURCE INC
filed 2011-05-06
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended March 31, 2011

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

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock, no par value per share	27,005,223 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	March 31, 2011	June 30, 2010 *
Assets
Current assets:
Cash and cash equivalents	$31,181	$34,605
Accounts receivable, less allowance of $21,613 at March 31, 2011 and $21,907 at June 30, 2010	383,634	357,749
Inventories	401,237	346,610
Prepaid expenses and other assets	28,801	16,762
Deferred income taxes	12,148	12,066

Total current assets	857,001	767,792

Property and equipment, net	31,320	23,528
Goodwill	34,467	33,785
Other assets, including identifiable intangible assets	42,667	34,645

Total assets	$965,455	$859,750

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Short-term borrowings	1,999	—
Accounts payable	291,298	287,864
Accrued expenses and other liabilities	49,237	35,027
Income taxes payable	7,290	7,948

Total current liabilities	349,824	330,839

Long-term debt	30,429	30,429
Borrowings under revolving credit facility	2,115	—
Other long-term liabilities	21,015	11,631

Total liabilities	403,383	372,899

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,986,948 and 26,703,038 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	119,999	111,951
Retained earnings	440,496	386,634
Accumulated other comprehensive income (loss)	1,577	(11,734)

Total shareholders’ equity	562,072	486,851

Total liabilities and shareholders’ equity	$965,455	$859,750

*	Derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net sales	$613,466	$496,102	$1,931,641	$1,532,637
Cost of goods sold	547,637	441,711	1,731,704	1,370,532

Gross profit	65,829	54,391	199,937	162,105
Selling, general and administrative expenses	40,349	35,414	116,071	107,312

Operating income	25,480	18,977	83,866	54,793

Interest expense	429	377	1,182	1,107
Interest income	(313)	(474)	(918)	(1,159)
Other (income) expense, net	300	156	492	99

Income before income taxes	25,064	18,918	83,110	54,746
Provision for income taxes	8,530	6,904	29,248	19,982

Net income	$16,534	$12,014	$53,862	$34,764

Per share data:
Net income per common share, basic	$0.61	$0.45	$2.01	$1.31

Weighted-average shares outstanding, basic	26,938	26,608	26,811	26,583

Net income per common share, diluted	$0.60	$0.45	$1.98	$1.30

Weighted-average shares outstanding, diluted	27,413	26,884	27,182	26,844

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$53,862	$34,764
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,350	4,537
Allowance for accounts and notes receivable	5,443	9,882
Share-based compensation and restricted stock	3,464	4,383
Deferred income taxes	70	1,051
Excess tax benefits from share-based payment arrangements	444	(65)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,019)	(40,728)
Inventories	(45,713)	(94,538)
Prepaid expenses and other assets	(14,891)	(2,538)
Other noncurrent assets	(8,765)	(2,933)
Accounts payable	(1,974)	(7,090)
Accrued expenses and other liabilities	22,410	7,824
Income taxes payable	(1,227)	672

Net cash used in operating activities	(1,546)	(84,779)

Cash flows from investing activities:
Capital expenditures	(10,198)	(3,748)
Cash paid for business acquisitions, net of cash acquired	—	(10,230)

Net cash used in investing activities	(10,198)	(13,978)

Cash flows from financing activities:
Increases in short-term borrowings, net	1,828	—
Borrowings on revolving credit, net	1,257	—
Exercise of stock options	4,878	805
Excess tax benefits from share-based payment arrangements	(444)	65

Net cash provided by financing activities	7,519	870

Effect of exchange rate changes on cash and cash equivalents	801	(100)

Decrease in cash and cash equivalents	(3,424)	(97,987)
Cash and cash equivalents at beginning of period	34,605	127,664

Cash and cash equivalents at end of period	$31,181	$29,677

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2011 and June 30, 2010, the results of operations for the quarters and nine months ended March 31, 2011 and 2010, and the statement of cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the quarters and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

(2) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended March 31, 2011 from the information included in Note 2 of the Notes to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains two zero-balance, disbursement accounts at separate financial institutions in which the Company does not maintain depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset outstanding checks from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $45.0 million and $62.7 million are classified to accounts payable as of March 31, 2011 and June 30, 2010, respectively.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses

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

Disclosures required about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the guidance as it relates to periodic activity on January 1, 2011. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended March 31, 2011:
Income per common share, basic	$16,534	26,938	$0.61

Effect of dilutive stock options	—	475

Income per common share, diluted	$16,534	27,413	$0.60

Nine months ended March 31, 2011:
Income per common share, basic	$53,862	26,811	$2.01

Effect of dilutive stock options	—	371

Income per common share, diluted	$53,862	27,182	$1.98

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended March 31, 2010:
Income per common share, basic	$12,014	26,608	$0.45

Effect of dilutive stock options	—	276

Income per common share, diluted	$12,014	26,884	$0.45

Nine months ended March 31, 2010:
Income per common share, basic	$34,764	26,583	$1.31

Effect of dilutive stock options	—	261

Income per common share, diluted	$34,764	26,844	$1.30

For the quarter and nine months ended March 31, 2011, there were 475,289 and 371,253 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the quarter and nine months ended March 31, 2010, there were 1,030,365 and 1,117,119 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

(4) Comprehensive Income

Comprehensive income consists of the following:

	Quarter ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$16,534	$12,014	$53,862	$34,764
Unrealized gain on hedged transaction, net of tax	127	8	337	65
Changes in foreign currency translation adjustments	6,101	(6,074)	12,974	(7,421)

Comprehensive income	$22,762	$5,948	$67,173	$27,408

Accumulated other comprehensive income (loss) included in stockholders’ equity totaled $1,577 and ($11,734) at March 31, 2011 and June 30, 2010, respectively, and consisted primarily of foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and unrealized gains and losses on hedged transactions, net of tax.

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

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2011, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2010	$20,081	$13,704	$33,785
Goodwill acquired	—	—	—
Fluctuations in foreign currencies	—	682	682

Balance as of March 31, 2011	$20,081	$14,386	$34,467

There was no acquisition activity during the nine months ended March 31, 2011. The change in goodwill from June 30, 2010 relates entirely to foreign exchange fluctuations.

Included within other assets described in the balance sheet are net identifiable intangible assets of $15.1 million and $16.5 million at March 31, 2011 and June 30, 2010, respectively. These amounts relate primarily to customer relationships, non-compete agreements, trade names, and distributor agreements associated with prior period acquisitions.

(7) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

	March 31, 2011	June 30, 2010
	(in thousands)
Short-term borrowings	$1,999	$—

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. There were $2.0 million (€1.4 million) and no borrowings outstanding under this facility as of March 31, 2011 and June 30, 2010, respectively. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

Revolving Credit Facility

	March 31, 2011	June 30, 2010
	(in thousands)
Revolving credit facility	$2,115	$—

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2011 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of March 31, 2011. There were $2.1 million of outstanding borrowings on this facility as of March 31, 2011, leaving $247.9 million available for additional borrowings.

For the nine months ended March 31, 2011, the Company borrowed $433.6 million on the revolving credit facility. The Company repaid $432.3 million during the same nine month period. The net cash flows for the nine month period was $1.3 million. The $0.8 million difference between the $1.3 million net cash flows and $2.1 million ending balance is due to translating all euro borrowings and repayments at the average exchange rate each month and the ending euro balance at the period ending spot rate. Additionally, the average daily balance on the revolving credit facility was $17.5 million and $9.5 million for the quarter and nine months ended March 31, 2011, respectively.

For the nine months ended March 31, 2010, the Company borrowed $80.4 million on the revolving credit facility. The Company repaid $80.4 million during the same nine month period. There was no outstanding balance on the revolving credit facility at the end of the nine month period. Additionally, the average daily balance on the revolving credit facility was $2.9 million and $1.1 million for the quarter and nine months ended March 31, 2010, respectively.

Long-Term Debt

	March 31, 2011	June 30, 2010
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.11% variable interest rate at March 31, 2011 and maturing in fiscal 2033	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.91% variable interest rate at March 31, 2011 and maturing in fiscal 2013 (see Note 8)	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of March 31, 2011, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payments of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of March 31, 2011, the Company was in compliance with all covenants under this note payable.

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

Foreign Currency—The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through short term forward contracts or other hedging instruments with third parties. At March 31, 2011, the Company had contracts outstanding with notional amounts of $102.9 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended March 31, 2011	Quarter ended March 31, 2010
	(in thousands)
Net foreign exchange derivative contract losses	$(2,352)	$(5)
Net foreign currency transactional and re-measurement gains (losses)	1,943	(172)

Net foreign currency transactional and re-measurement losses	$(409)	$(177)

	Nine months ended March 31, 2011	Nine months ended March 31, 2010
	(in thousands)
Net foreign exchange derivative contract (losses)	$(2,310)	$(686)
Net foreign currency transactional and re-measurement gains	1,565	352

Net foreign currency transactional and re-measurement (losses)	$(745)	$(334)

Interest Rates—the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flow, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $0.4 million as of March 31, 2011. To date, there has not been any significant ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the condensed consolidated balance sheets for the quarters ended March 31, 2011 and 2010, respectively, are as follows:

	Quarter ended March 31, 2011	Quarter ended March 31, 2010
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$212	$214
Unrealized loss in fair value of interest swap rates	(11)	(202)

Net increase in accumulated other comprehensive income	201	12
Income tax effect	(74)	(4)

Net increase in accumulated other comprehensive income, net of tax	$127	$8

	Nine months ended March 31, 2011	Nine months ended March 31, 2010
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$643	$647
Unrealized loss in fair value of interest swap rates	(110)	(540)

Net increase in accumulated other comprehensive income	533	107
Income tax effect	(196)	(42)

Net increase in accumulated other comprehensive income, net of tax	$337	$65

The Company has the following derivative instruments located on the condensed consolidated balance sheets and income statements, utilized for the risk management purposes detailed above:

	As of March 31, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$61
Derivative liabilities (b):
Foreign exchange contracts	$—	$(152)
Interest rate swap agreement	$(423)	$—

a)	All derivative assets are recorded as prepaid expense and other assets in the condensed consolidated balance sheets.
b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of March 31, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Deferred compensation plan investments (1)	$12,690	$12,690	$—	$—
Derivative instruments (2)
Forward foreign currency exchange contracts	(91)	—	(91)	—
Interest rate swap liability	(423)	—	(423)	—

Total	$12,176	$12,690	$(514)	$—

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 8, “Derivatives and Hedging Activities”.

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

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) physical security products and wireless infrastructure products sold by the ScanSource Security Distribution sales unit. These products are sold to more than 14,300 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s consolidated net sales for the quarters and nine months ended March 31, 2011 or 2010, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America (including Mexico) aggregated with Europe, and offers AIDC and POS equipment as well as communications products to more than 7,600 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 1% of the Company’s consolidated net sales during the quarters and nine months ended March 31, 2011 or 2010, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements.

Selected financial information of each business segment is presented below:

	Quarter ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(In thousands)
Sales:
North American distribution	$467,628	$382,341	$1,497,531	$1,221,186
International distribution	151,419	118,532	452,394	329,862
Less intersegment sales	(5,581)	(4,771)	(18,284)	(18,411)

	$613,466	$496,102	$1,931,641	$1,532,637

Depreciation and amortization:
North American distribution	$1,000	$1,150	$3,161	$3,569
International distribution	395	529	1,189	968

	$1,395	$1,679	$4,350	$4,537

Operating income:
North American distribution	$20,089	$16,863	$70,797	$46,112
International distribution	5,391	2,114	13,069	8,681

	$25,480	$18,977	$83,866	$54,793

Capital expenditures:
North American distribution	$4,354	$3,177	$9,879	$3,556
International distribution	128	54	319	192

	$4,482	$3,231	$10,198	$3,748

			March 31, 2011	June 30, 2010
			(in thousands)
Assets:
North American distribution			$855,737	$784,559
International distribution			109,718	75,191

			$965,455	$859,750

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

(12) Income Taxes

The Company had approximately $2.3 million of total gross unrecognized tax benefits including interest for both periods ended March 31, 2011 and June 30, 2010. Of this total, approximately $2.0 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate in both periods. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2011, the Company had approximately $0.9 million accrued for interest and penalties, none of which was a current period expense.

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

On April 8, 2011, the Company entered into an amendment and waiver to its $250 million revolving credit facility to allow for the acquisition of CDC Brasil Distribuidora LTDA mentioned below. In addition this amendment allows for greater flexibility in the credit facility’s covenants for future acquisitions.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC Brasil, S.A., formerly called CDC Brasil Distribuidora LTDA (“CDC Brasil”), pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. CDC Brasil is Brazil’s leading distributor of AIDC and point-of-sale solutions. This acquisition will enable the Company to expand its presence in South America’s largest information technology market. The transaction is structured as an all cash share purchase with an initial cash payment of R$57.3 million (approximately $36.6 million), assumption of working capital debt at closing and four subsequent annual payments through June 30, 2015, based on the annual financial results of CDC Brasil. The estimated total purchase consideration of the business without assuming any increase or decrease in forecasted earnings or foreign exchange at the date of closing is approximately R$103.0 million (approximately $65.5 million). The transaction will be funded with cash on hand and the Company’s existing revolving credit facility. The Company is in process of determining the valuation and purchase accounting for CDC Brasil which includes, among other things, conversion of the historical financial statements to US GAAP, valuation of the contingent consideration to be paid in future periods, identification of intangible assets and valuation of identifiable assets and liabilities. Therefore, all business combination disclosures set forth by ASC 805 are not practicable at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 66,000 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America (including Mexico) and Europe from distribution centers located in Florida and Mexico, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and physical security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS, communications, and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

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

The Company’s objective is to continue to grow profitable sales in the technologies we distribute. In doing so, our management team faces numerous challenges that require attention and resources. First, certain business units and geographies are experiencing increased competition for the products we distribute. This could affect both our market share and pricing of our products as Management may change strategy in order to effectively compete. The Company continues making investments in Latin America and certain businesses within Europe by temporarily accepting lower than normal returns in the business in an effort to gain market share and customers. Furthermore, the Company is implementing a standardized Enterprise Resource Planning (ERP) system that is intended to be used throughout the world and provide operational efficiencies. The Company is expecting to begin transition of the new ERP system in certain business units in fiscal year 2012 and continue to transition other business units into 2013. Finally, the Company continues to evaluate strategic acquisitions to enhance our technological or geographic portfolio. Management is currently working to integrate our most recent acquisition, CDC Brasil, S.A., formerly called CDC Brasil Distribuidora LTDA. CDC Brasil, S.A. is Brazil’s leading distributor of AIDC and point-of-sale solutions.

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

The following table summarizes the Company’s annualized return on invested capital ratio for the quarters ended March 31, 2011 and 2010, respectively:

	Quarter ended March 31,
	2011	2010
Return on invested capital ratio, annualized (1)	18.2%	16.8%

The discussion that follows this overview explains the increase in ROIC from the comparative period. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, excludes the results of capitalization decisions, is easily computed and communicated and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown on the following schedule:

Reconciliation of EBITDA to net income:

	Quarter ended March 31,
	2011	2010(1)
	(in thousands)
Net income	$16,534	$12,014
Plus: income taxes	8,530	6,904
Plus: interest expense	429	377
Plus: depreciation & amortization	1,395	1,679

EBITDA (numerator)	$26,888	$20,974

Invested capital calculations:
	2011	2010
	(in thousands)
Equity – beginning of the quarter	$535,649	$469,772
Equity – end of the quarter	562,072	478,183

Average equity	548,861	473,977
Average funded debt (2)	51,129	33,286

Invested capital (denominator)	$599,990	$507,263

Return on invested capital (annualized) (1)	18.2%	16.8%

1)

In the prior year, annualized EBITDA was calculated by multiplying quarterly EBITDA times four quarters. In the current year, annualized EBITDA is calculated by determining daily EBITDA (90 days in the current quarter) and multiplying the daily EBITDA times 365 days. As Company management has changed the method for determining annualized EBITDA is determined, the 16.8% currently reported for the comparative prior year period ROIC does not agree to the 16.5% reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

2)	Average funded debt is calculated as the daily average amounts outstanding on our revolving and long-term debt facilities.

ROIC increased significantly from the prior year quarter to 18.2% from 16.8%. The increase in EBITDA is mainly driven by increased sales volumes, partially offset by increased operating expenses related to the increase in volume. Additionally, included in operating expenses in the current quarter is a charge of $2.4 million related to the funding of the Founder’s SERP, a supplemental executive retirement plan for a former executive who recently retired and joined our Board of Directors, which had an unfavorable impact on the EBITDA for the current quarter.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and nine months ended March 31, 2011 and 2010, respectively:

	Quarter ended March 31,
	2011	2010	$ Change	% Change
	(in thousands)
North American distribution	$462,047	$377,570	$84,477	22.4%
International distribution	151,419	118,532	32,887	27.7%

Net sales	$613,466	$496,102	$117,364	23.7%

	Nine months ended March 31,
	2011	2010	$ Change	% Change
	(in thousands)
North American distribution	$1,479,247	$1,202,775	$276,472	23.0%
International distribution	452,394	329,862	122,532	37.1%

Net sales	$1,931,641	$1,532,637	$399,004	26.0%

On a comparative basis, consolidated worldwide net sales for the quarter ended March 31, 2011 increased 23.7% to $613.5 million. For the nine months ended March 31, 2011, net sales increased to $1.9 billion, a 26.0% increase from the comparative prior year period. During both the current quarter and year-to-date periods, the Company experienced stronger demand in all of our geographic segments due to an improving global economy and increased end user demand.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. For the quarter ended March 31, 2011, net sales increased over the comparative prior year period by $84.5 million, or 22.4%, and comparative net sales for the year-to-date period increased by $276.5 million, or 23.0%.

The Company’s North American POS, bar-coding, and security product categories saw revenues increase by 17.3% in comparison to the prior year quarter. On a year-to-date basis, comparative revenues increased by 19.5%. The Company has seen significant volume growth in most product lines in these sales units driven by incremental demand and market share penetration for many of our security products.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined sales of these units increased by 28.3% and 27.1% over the comparable quarter and year-to-date periods ended March 31, 2011, respectively. Our voice, video and networking products have continued to benefit from increased demand and growth in new product lines.

International Distribution

The international distribution segment includes sales to Latin America (including Mexico) and Europe from the ScanSource POS and Barcoding sales units and in Europe through the ScanSource Communications sales unit. For the quarter and nine months ended March 31, 2011, net sales for this segment increased by $32.9 million and $122.5 million, or 27.7% and 37.1%, respectively. The sales increase in both the current and year-to-date periods is driven primarily by strong volumes in Europe and Latin America, led by POS and Barcoding penetration throughout Europe in the current quarter. The quarter and nine month period sales growth was partially offset by a weaker average euro to U.S. dollar exchange rate from the comparable prior year periods. Changes in foreign exchange had an unfavorable impact of $1.1 million and $23.9 million on our international distribution net sales for the quarter and nine months ended March 31, 2011, relative to the comparable prior year periods. Excluding the impact of foreign exchange rate fluctuation, the sales increase for the current year quarter and nine months was 28.7% and 44.4%, respectively.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and nine month periods ended March 31, 2011 and 2010, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$48,512	$40,872	$7,640	18.7%	10.5%	10.8%
International distribution	17,317	13,519	3,798	28.1%	11.4%	11.4%

Gross profit	$65,829	$54,391	$11,438	21.0%	10.7%	11.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$150,794	$124,165	$26,629	21.4%	10.2%	10.3%
International distribution	49,143	37,940	11,203	29.5%	10.9%	11.5%

Gross profit	$199,937	$162,105	$37,832	23.3%	10.4%	10.6%

North American Distribution

Gross profit for the North American distribution segment increased 18.7% or $7.6 million and 21.4% or $26.6 million for the quarter and nine month periods ended March 31, 2011. As a percentage of net sales for the North American distribution segment, our gross profit decreased 30 basis points to 10.5% from the comparative quarter. In both the quarter and nine months ended March 31, 2011, volumes are up, however margins as a percentage of net sales have declined slightly due to a change in mix for the period and an increase in large deals that were sold at lower margins than the prior year.

International Distribution

In our international distribution segment, gross profit increased by 28.1% or $3.8 million and 29.5% or $11.2 million for the quarter and nine months ended March 31, 2011. Gross profit, expressed as a percentage of net sales, remained constant from the comparable prior year quarter at 11.4%. On a year-to-date basis, the international distribution segment’s gross profit percentage decreased to 10.9% from 11.5% from the prior year. The decrease in gross profit as a percentage of net sales is driven by competitive pricing pressures, coupled with unusually high vendor program attainment levels achieved in the prior year.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2011 and 2010, respectively:

	Period ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Quarter	$40,349	$35,414	$4,935	13.9%	6.6%	7.1%
Nine months	$116,071	$107,312	$8,759	8.2%	6.0%	7.0%

Operating expenses increased 13.9% or $4.9 million for the quarter ended March 31, 2011. The primary driver in the increase in operating expenses is a charge of $2.4 million (40 basis points as a percentage of net sales) related to the funding of a supplemental executive retirement plan (“SERP”), known as the Founder’s SERP, for our founder and former Chief Executive Officer who retired during the quarter and has been named to our Board of Directors. Increased headcount and marketing spend over the prior year period also contributed to the increase in operating expenses. As a percentage of net sales, operating expenses decreased 50 basis points to 6.6% from the prior year period. This decrease is driven primarily by increased sales, which lead to the achievement of greater economies of scale.

Operating expenses increased 8.2% or $8.8 million for the nine month period ended March 31, 2011. The increase is due largely to two events: 1) the aforementioned $2.4 million Founder’s SERP funding and 2) the $3.1 million legal settlement recovery that was received in the second quarter of fiscal year 2011, which reduced year-to-date operating expenses. In addition to these events, increased headcount and marketing spend over the prior year period contributed to the increase in operating expenses. As a percentage of net sales, operating expenses decreased 100 basis points to 6.0%. This decrease is driven primarily by increased sales, which lead to the achievement of greater economies of scale.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2011 and 2010, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$20,089	$16,863	$3,226	19.1%	4.3%	4.5%
International distribution	5,391	2,114	3,277	155.0%	3.6%	1.8%

	$25,480	$18,977	$6,503	34.3%	4.2%	3.8%

	Nine months ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$70,797	$46,112	$24,685	53.5%	4.8%	3.8%
International distribution	13,069	8,681	4,388	50.5%	2.9%	2.6%

	$83,866	$54,793	$29,073	53.1%	4.3%	3.6%

Operating income increased 34.3% or $6.5 million and 53.1% or $29.1 million, respectively, for the quarter and nine months ended March 31, 2011.

For the North American distribution segment, operating income increased $3.2 million and $24.7 million over the comparable quarter and nine month periods ended March 31, 2010, respectively. In the current quarter, the aforementioned $2.4 million Founder’s SERP funding was paid out of the North American distribution segment. Excluding the Founder’s SERP funding, operating income increased $5.6 million over the prior year quarter. Additionally, the aforementioned $3.1 million legal settlement recovery from the second quarter of this fiscal year favorably impacted operating income. Net of the impact of the Founder’s SERP funding and legal settlement recovery, operating income increased $24.0 million from the prior year nine month period and comprised 4.7% of net sales. Excluding these events, the increase in the percentage of net sales is driven by top line sales growth and related economies of scale.

The increase in operating income in our international distribution segment is driven by significant top-line growth from increased volumes. As net sales increased in our international distribution segment, operating income increased $3.3 million and $4.4 million for the quarter and nine month periods ended March 31, 2011, as a result of greater economies of scale.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and nine months ended March 31, 2011 and 2010, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Interest expense	$429	$377	$52	13.8%	0.1%	0.1%
Interest income	(313)	(474)	161	-34.0%	-0.1%	-0.1%
Net foreign exchange losses	409	177	232	131.1%	0.1%	0.0%
Other, net	(109)	(21)	(88)	419.0%	-0.0%	-0.0%

Total other expense, net	$416	$59	$357	605.1%	0.1%	0.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Interest expense	$1,182	$1,107	$75	6.8%	0.1%	0.1%
Interest income	(918)	(1,159)	241	-20.8%	-0.0%	-0.1%
Net foreign exchange losses	745	334	411	123.1%	0.0%	0.0%
Other, net	(253)	(235)	(18)	7.7%	-0.0%	-0.0%

Total other expense, net	$756	$47	$709	1,508.5%	0.0%	0.0%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter and nine months ended March 31, 2011 was $0.4 million and $1.2 million, respectively. The increase in interest expense for both comparative periods is primarily the result of higher average debt balances between the respective periods on our $250 million revolving credit facility.

Interest income for the quarter and nine months ended March 31, 2011 was slightly lower than the comparative prior year periods. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the euro versus the British pound, the U.S. dollar versus the euro, and the U.S. dollar versus other currencies. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

Provision for Income Taxes

For the quarter ended March 31, 2011, income tax expense was $8.5 million, reflecting an effective tax rate of 34.0%, which was lower than the 36.5% effective tax rate of the corresponding prior year period. The decrease in the effective tax rate from the prior year period largely reflects the benefit of changes to the international capital structure from the prior year period.

For the nine month period ended March 31, 2011, income tax expense was $29.2 million, reflecting an effective tax rate of 35.2%, which was lower than the 36.5% effective tax rate of the corresponding prior year period. The decrease in the effective tax rate from the prior year period largely reflects the benefit of changes to the international capital structure from the prior year period.

Net Income

The following table summarizes our net income for the quarters and nine month periods ended March 31, 2011 and 2010, respectively:

	Period ended March 31,				% of Net Sales March 31,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Quarter	$16,534	$12,014	$4,520	37.6%	2.7%	2.4%
Nine months	$53,862	$34,764	$19,098	54.9%	2.8%	2.3%

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

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC Brasil, S.A., formerly called CDC Brasil Distribuidora LTDA (“CDC Brasil”), pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. CDC Brasil is Brazil’s leading distributor of AIDC and point-of-sale solutions. This acquisition will enable the Company to expand its presence in South America’s largest information technology market. The transaction is structured as an all cash share purchase with an initial cash payment of R$57.3 million (approximately $36.6 million), assumption of working capital debt at closing and four subsequent annual payments through June 30, 2015, based on the annual financial results of CDC Brasil. The estimated total purchase consideration of the business without assuming any increase or decrease in forecasted earnings or foreign exchange at the date of closing is approximately R$103.0 million (approximately $65.5 million). The transaction will be funded with cash on hand and the Company’s existing revolving credit facility.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $31.2 million at March 31, 2011, compared to $34.6 million at June 30, 2010, of which $5.3 million and $7.4 million were held outside of the United States as of March 31, 2011 and June 30, 2010, respectively. Cash balances are generated and used in many locations throughout the world. The Company’s current intent is to permanently reinvest these funds in our businesses outside the United States to continue to fund growth in our International operations. Furthermore, our current plans do not require repatriation of funds from our International operations to fund its operation in the United States. If these funds were needed in the operations in the United States, the Company would be required to record and pay significant income taxes to the United States to repatriate these funds.

The Company’s working capital increased to $507.2 million at March 31, 2011 from $437.0 million at June 30, 2010. The $70.2 million increase in working capital is primarily due to increased accounts receivable and inventory balances between the two periods, partially offset by higher accounts payable. As of March 31, 2011, there was $2.1 million outstanding on the Company’s $250 million revolving credit facility. In addition, there was $2.0 million (€1.4 million) outstanding on the Company’s €6 million revolving credit facility in Europe.

Our number of day’s sales in receivables (DSO) was 56 at March 31, 2011 compared to 55 days at December 31, 2010 and 59 days at March 31, 2010. The DSO has improved from the prior year quarter due to favorable changes in customer mix over the prior year.

Inventory turnover decreased to 5.5 times in the current quarter versus 5.7 times in the comparative prior year quarter. The Company has strategically increased inventory levels of some products in response to market conditions and to take advantage of vendor programs.

Cash used in operating activities was approximately $1.5 million for the nine months ended March 31, 2011, compared to $84.8 million of cash used for the comparative prior year period. We began fiscal year 2010, with a significant cash balance of $127.7 million as a result of our cash management strategy implemented during fiscal year 2009. In the prior year, we invested our cash generated in the preceding year by pre-ordering and increasing inventory levels to strategically position the Company to accommodate anticipated current and future demand of our products.

During the second half of fiscal 2010, the Company began the implementation of a new enterprise resource planning (“ERP”) system to standardize our processes throughout the world. The implementation is expected to be phased-in over the next several years. The Company has spent approximately $14.1 million through March 31, 2011 since the inception of the project. Management expects that the cash flow impact of this project will be in the range of $4 to $5 million for remainder of fiscal year 2011, $8 to $14 million in fiscal 2012 and approximately $5 million in fiscal year 2013. We expect total expense for the project to be within $31 to $38 million, which includes cost of internal personnel and outside consultants. The Company expects to finance these costs using cash flow from operations and its revolving credit facility.

Cash used in investing activities for the nine month period ended March 31, 2011 was $10.2 million, compared to $14.0 million used in the comparative prior year period. Current year spending is related primarily to the aforementioned ERP implementation. In the prior year, the majority of cash used in investing activities was attributable to the acquisition of Algol Europe.

In the current nine month period, cash provided by financing activities amounted to $7.5 million, in comparison with cash provided of $0.9 million in the comparative prior year period. The increase is attributable to the exercise of stock options, coupled with increased borrowings on the Company’s $250 million revolving credit facility and €6.0 million secured revolving credit facility.

The Company has increased net borrowings on the $250 million revolving credit facility. Net borrowings at the end of the nine month periods ended March 31, 2011 and 2010 were $2.1 million and $0.0 million, respectively. The average daily balance was $17.5 million and $9.5 million for the quarter and nine month period ended March 31, 2011 respectively, compared to $2.9 million and $1.1 million for the comparable prior year periods. Timing of payments to vendors may cause temporary spikes in borrowings. These borrowings are generally repaid as soon as cash flow permits. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this report.

On a gross basis, the Company borrowed $433.6 million on the revolving credit facility for the nine months ended March 31, 2011, and repaid $432.3 million during the same nine month period. For the nine months ended March 31, 2010, the Company borrowed $80.4 million and made repayments totaling $80.4 million as well.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At March 31, 2011, there was $2.0 million (€1.4 million) outstanding on this facility, compared to no borrowings outstanding at June 30, 2010. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC Brasil, S.A., formerly called CDC Brasil Distribuidora LTDA (“CDC Brasil”), pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price is to be paid with an initial payment of R$57.3 million (approximately $36.6 million) and assumption of working capital debt, which occurred on April 15, 2011, and variable, annual payments through June 30, 2015 based on the CDC Brasil’s annual financial results. The acquisition will be funded by cash on hand and our existing revolving credit facility.

On April 8, 2011, the Company entered into an amendment and waiver to its $250 million revolving credit facility to allow for the acquisition of CDC Brasil Distribuidora LTDA mentioned below. In addition this amendment allows for greater flexibility in the credit facility’s covenants for future acquisitions by increasing our approved spending capacity. However, we will be allowed to go above our pre-approved limit with approval from our banking syndicate.

On January 2, 2008, the Company entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payments of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of the note, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of March 31, 2011, the Company was in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of March 31, 2011 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of March 31, 2011. There was $2.1 million outstanding on this facility as of March 31, 2011, leaving $247.9 million available for additional borrowings, compared to no borrowings at June 30, 2010 with $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of March 31, 2011, and the effective interest rate was 1.11%. The Company was in compliance with all covenants associated with this agreement as of March 31, 2011.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended March 31, 2011 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statements each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos and Canadian Dollars. At March 31, 2011, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011. During the quarter ended March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk factor set forth below and other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2010 and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2010 and December 31, 2010, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

We face special political, economic and regulatory risks by doing business in Brazil, which could materially and adversely affect our financial condition and results of operations.

As a result of our April 2011 acquisition of all of the shares of CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, a corporation organized under the laws of the Federative Republic of Brazil (“CDC”), we now have substantial operations in Brazil and face risks related to that country’s complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil have greater political volatility, greater vulnerability to infrastructure and labor disruptions and are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. Any of these factors could adversely affect our financial condition and results of operations. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets such as Brazil is increasing as our competitors grow their global operations. Our success in integrating CDC’s operations is critical to our growth strategy. If we cannot successfully increase our business in Brazil, our product sales, financial condition and results of operations could be materially and adversely affected.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 2 to Credit Agreement entered into as of April 8, 2011, among ScanSource Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto.

10.2	Founder’s Supplemental Executive Retirement Plan Agreement.

10.3	Form of Director Restricted Stock Award Agreement under the Amended and Restated Directors Equity Compensation Plan.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010; (ii) the Condensed Consolidated Income Statements for the quarter and nine months ended March 31, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

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

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: May 6, 2011	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: May 6, 2011	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Amendment No. 2 to Credit Agreement entered into as of April 8, 2011, among ScanSource Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto.

10.2	Founder’s Supplemental Executive Retirement Plan Agreement.

10.3	Form of Director Restricted Stock Award Agreement under the Amended and Restated Directors Equity Compensation Plan.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010; (ii) the Condensed Consolidated Income Statements for the quarter and nine months ended March 31, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

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