Form 10-K
period 2011-06-30
SCANSOURCE INC
filed 2011-08-29
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2010 was $849,556,525, as computed by reference to the closing price of such stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2011
Common Stock, no par value per share	27,132,057 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by referenced into Part III of this report certain portions of its proxy statement for its 2011 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2011.

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

ScanSource, Inc. (the “Company”), incorporated in South Carolina in December 1992, is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico Brazil, Belgium and Germany. Subsequent to June 30, 2011, we have consolidated the European warehouse operations and transferred all European inventory to the facility in Belgium. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe. See Note 14 to the Notes to the Consolidated Financial Statements for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.

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

Catalyst Telecom Sales Unit

The Catalyst Telecom sales unit markets voice, data and converged communication systems and is a distributor of Avaya communications solutions, including Avaya Enterprise Solutions, Small and Medium Enterprise (“SME”) and internet protocol (“IP”) products.

ScanSource Communications Sales Unit

ScanSource Communications is a comprehensive value-added distributor of total communications solutions, including video and audio conferencing products; telephony solutions including Voice over IP (“VoIP”); and computer telephony building blocks.

ScanSource Security Sales Unit

The ScanSource Security sales unit focuses on hardware distribution of electronic security equipment using the two-tier distribution model, as described below in “Industry Overview”. The product offering includes identification, access control, video surveillance, intrusion-related and wireless infrastructure products.

International Distribution Segment

The Company’s international distribution segment markets AIDC, POS and communications products exclusively to technology resellers and integrators in the Latin American and European markets. In addition, we distribute specialty security technologies in Latin America. In April 2011, the Company purchased all of the shares of CDC Brasil S.A. (“CDC”), formerly known as CDC Brasil Distribuidora LTDA, a corporation organized under the laws of the Federative Republic of Brazil, in order to expand our reach in the Latin American market. CDC is in the process of being integrated with our ScanSource Latin America operating unit.

See Item 1A. “Risk Factors” below for a discussion of certain risks attendant to the Company’s international operations.

Products and Markets

The Company currently markets over 68,500 products from approximately 220 hardware and software vendors to over 30,000 reseller customers primarily from its central warehouses in Mississippi, Florida, Mexico, Brazil, Belgium and Germany.

AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products that include bar code printers, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications such as health care. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. Voice and data products include private branch exchanges (“PBXs”), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, VoIP systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems. Electronic security products include identification, access control, video surveillance, intrusion-related products and wireless infrastructure products.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of the amount of the Company’s net sales contributed by product categories.

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

Vendors

The Company’s key vendors in its worldwide POS and barcoding sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, IBM, Intermec, LXE, Motorola, NCR and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, sales unit include Aruba, Avaya, Audiocodes, Dialogic, Extreme Networks, Juniper Networks, Plantronics, Polycom and Shoretel. The Company’s key vendors in its security sales units include Alvarion, Axis, Bosch, Cisco, Datacard, DSC, Fargo, HID, March Networks, Panasonic, Pelco, Ruckus Wireless, Sony, United Technologies Fire and Security and Zebra Card.

The Company’s products are typically purchased directly from the manufacturer on a non-exclusive basis. The Company’s agreements with its vendors generally do not restrict the Company from selling similar or comparable products manufactured by competitors. The Company has the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

The Company has approximately 220 hardware and software vendors that currently supply its products. Of all of the Company’s vendors, only two, Motorola and Avaya, each constituted more than 10% of the Company’s net sales.

The Company has three non-exclusive distribution agreements with Motorola. One agreement covers sales of Motorola hardware and software products in North and South America, another agreement covers sales of Motorola hardware and software products in Europe, the Middle East and Africa and another agreement covers sales of wireless products in Europe. The Motorola agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days and 90 days notice, respectively, to the other party.

The Company also has two non-exclusive distribution agreements with Avaya. One agreement covers the distribution of Avaya products in the United States and the other agreement covers distribution of Avaya products in the United Kingdom and certain portions of continental Europe. In addition, the Avaya agreements provide separate authorizations for the Avaya Enterprise Communications Group (“ECG”) and Avaya Small to Medium Business (“SMB”) product lines. The Avaya agreements each have a one year term that automatically renews for additional one year terms if not terminated by either party upon 180 days or 90 days notice, respectively, to the other party.

In addition to the Motorola and Avaya agreements mentioned above, the Company has written distribution agreements with almost all of its vendors. These agreements are in the form that the Company believes are customarily used by manufacturers and distributors. The Company’s agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor’s price reductions. Along with the Company’s inventory management policies and practices, these provisions are designed to reduce the Company’s risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

Some of the Company’s distribution agreements contain minimum purchase requirements that the Company must meet in order to receive preferential prices. The Company participates in various rebate, cash discount and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendor’s products. These rebates and purchase discounts are generally influenced by sales volumes and are subject to change.

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

Customers

The Company’s reseller customers currently include over 30,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 5% of the Company’s total net sales for the fiscal year ended June 30, 2011. The Company generally targets two types of reseller customers:

Specialty Technology VARs

These resellers focus on selling specialty technology products as tailored software or integrated hardware solutions for their end-users’ existing applications or incorporating specialty technology products into customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceutical, hospitality, government, convenience, grocery, financial and other retail markets.

Networking or PC VARs

These resellers develop computer solutions and networking for their end-users’ microcomputer needs. They typically have well-established relationships with end-user management information system directors and are seeking additional revenue and profit opportunities in related technology markets, such as AIDC, POS, security or communications.

Sales and Electronic Commerce

The Company’s sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Brazil, Belgium, France, Germany, the United Kingdom and the Netherlands. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with their assigned customers. The Company also employs business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Value-Added Services

In addition to the basic order fulfillment and credit services that conventional wholesale distributors typically provide to resellers, we differentiate ourselves by providing an array of value-added services and business tools that assist resellers to provide more complete solutions and improve customer service. Such services include custom configuration, professional services, technical support, partner marketing, web storefronts, custom packaging, and other specialized services.

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

Central Warehouse and Shipping

We operate a 600,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. Our European operation utilizes a third party warehouse located in Liege, Belgium and leases office and warehouse space in Cologne, Germany that service all of Europe, including the United Kingdom. Subsequent to June 30, 2011, we have consolidated the European warehouse operations in Belgium and are still servicing the lease in Germany. Our Latin American warehouses are located in Florida, Mexico and Brazil. Our centralized distribution model creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. Our objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

Financial Services

Our sales terms are competitive within our specific geographic areas for qualified resellers and facilitate various third-party financing options, including leasing, flooring and other secured financing. We believe this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

Competition

The markets in which we operate is highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information.

Our competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end-users. In addition, our competitors include master resellers that sell to franchisees, third-party dealers and end-users. Certain current and potential competitors have greater financial, technical, marketing and other resources than the Company has and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units over the last several years as broad-line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.

In our worldwide POS and barcoding sales units, the Company competes with broad-line distributors such as Avnet, Ingram Micro and Synnex in all geographic segments. Additionally, the Company also competes against other smaller, more specialized AIDC and POS distributors, such as Azerty, Bluestar, BP Solutions, Interway Do Brasil and Nimax. In our worldwide communications sales units, the Company competes against other broad-line distributors such as Avnet, Ingram Micro and Tech Data and more specialized distributors such as Jenne, Nimans and Westcon. In our worldwide security sales units, the Company competes against other broad-line distributors such as Ingram Micro and Tech Data and more specialized distributors such as ADI, Anixter, ISTC and Tri-Northern. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

Employees

As of June 30, 2011, we had 1,370 employees located in North America, Latin America and Europe. There is only one group of employees that belongs to a collective bargaining unit located in Mexico. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trade names and service marks “ScanSource POS and Barcode”, “Catalyst Telecom“, “ScanSource Communications”, “Partner Services“, “ScanSource Security”, “ScanSource Europe”, “ScanSource Europe Communications”, “ScanSource Latin America” and “ScanSource Mexico”. The Company continues to operate under the “CDC Brasil” logo in Brazil.

The Company has been issued registrations for the service marks “ScanSource“, “Catalyst Telecom“, and “NetPoint” in countries in its principal markets. These trade names and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trade names or service marks. The Company also sells products and provides services under various trade names and service marks to which reference is made in this report that are the property of owners other than the Company.

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

Financial markets throughout the world could experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy costs, geopolitical issues and failure and potential failures of major financial institutions. These developments and/or a related general economic downturn may adversely impact our business and financial condition in a number of ways. The slowdown could lead to reduced information technology spending by end users, which could adversely affect our sales. The global economic downturn and instability may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. The tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and could lead to elevated levels of obsolete inventory. Deterioration in the financial and credit market heightens the risk of customer bankruptcies and delay in payment. While general economic conditions may have improved, there is no assurance that this trend will continue or at what rate. Significant volatility and fluctuations in the rates of exchange for the U.S. Dollar against currencies such as the Euro, Great British Pound and the Brazilian Real could also negatively impact our customer pricing and operating results.

We continue to be unable to predict the duration of the current economic downturn and disruption in financial markets or their effects on our business and results of operations.

International operations – Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically.

We currently have facilities in eight countries outside the United States and sell products in a number of others. A significant portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that are in addition to the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

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

Because we have operations in Brazil, Canada, Mexico and Europe, we are exposed to fluctuations in foreign currency exchange rates. Exchange rate fluctuations may cause our international results to fluctuate significantly when reflected in U.S. Dollar terms. We manage our exposure to fluctuations in the value of currencies using various derivative instruments. However, we may not be able to mitigate all foreign currency related risk. Developing economies, such as Brazil, could have sudden and drastic changes in foreign exchange rates compared to others.

In addition, in foreign markets we are more dependent upon third party providers of key services, such as third party freight forwarders and third party warehouses in Europe and Latin America. Adverse changes in any of these third party services could have an adverse effect on our business, financial condition, and results of operations. As we expand our international operations, we expect these risks to increase.

In addition, the value of our equity investment in foreign countries may fluctuate based on changes in foreign currency exchange rates. These fluctuations may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we initially invested.

Brazilian Operations – We face special political, economic and regulatory risks by doing business in Brazil, which could materially and adversely affect our financial condition and results of operations.

As a result of our April 2011 acquisition of all of the shares of CDC, we have substantial operations in Brazil and face risks related to that country’s complex tax, labor, trade compliance and consumer protection laws and regulations. We may now have exposure to the complex tax structure in Brazil, where we have noted that several other companies have had issues with Brazilian tax authorities that have impacted earnings. Additionally, developing markets such as Brazil have greater political volatility, greater vulnerability to infrastructure and labor disruptions and are more likely than mature countries to experience market, currency and interest rate fluctuations and may have higher inflation. Any of these factors could adversely affect our financial condition and results of operations. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets such as Brazil is increasing as our competitors grow their global operations. Our success in integrating CDC’s operations is critical to our growth strategy. If we cannot successfully increase our business in Brazil, our product sales, financial condition and results of operations could be materially and adversely affected.

Systems and the transition to new Enterprise Resource Planning System – Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or the ERP implementation could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning (“ERP”) systems.

In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. We began committing resources to this effort in fiscal 2010. This will be a lengthy and expensive process that will result in a diversion of resources from other operations. We are following a project plan that we believe provides for a reasonable allocation of resources for this effort. However, execution of the plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and potentially for our customers to access our price and product availability information. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

In addition, the information systems of companies we acquire may not be sufficient to meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs, and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse affect on our financial results and operations.

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

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our manufacturers have experienced product supply shortages from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. In addition, vendors who currently distribute their products through us may decide to shift to or substantially increase their existing distribution, through other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these vendors, which could have an adverse effect on our operating results. If vendors are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line or vendors substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers, our reputation, sales and profitability may suffer.

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

We have credit exposure to our reseller customers and negative trends in their businesses could increase our credit risk. As is customary in our industry, we extend credit to our reseller customers, and most of our sales are on open accounts. We may be unable to collect on receivables if our reseller customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.

While we evaluate our resellers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses in excess of historical levels would negatively impact our performance. In addition, for financial reporting purposes we estimate future credit losses and establish an appropriate reserve. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. There is no guarantee that our operating expenses will not increase as a result of the recognition of bad debt expense from our reseller customers.

Centralized functions – We have centralized a number of functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations could have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products in North America from a single warehouse near Memphis, Tennessee (with corresponding arrangements for our Latin American and European markets). Similarly, we utilize a single information system based in Greenville, South Carolina, and CDC currently utilizes its existing information system in Brazil. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions could significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

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

Should we experience an economic downturn, it is possible that prices may decline due to an oversupply of product, and therefore, there may be a greater risk of declines in inventory value. In addition, our vendors may become insolvent and unable to fulfill their product obligations to us. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technologies could have an adverse effect on our business, financial condition, and results of operations.

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

Acquisitions – Our growth strategy includes potential acquisitions of companies that complement or expand our existing business. Acquisitions involve a number of risks and uncertainties.

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

Fair Value Accounting for Contingent Consideration – Changes in the fair value of the liability for the estimated remaining payments for the purchase of CDC could have a significant effect on our reported earnings.

The acquisition of CDC was structured having an upfront payment with five annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30, 2011 through June 30, 2015. In accordance with ASC 805, Business Combinations, a liability for the contingent consideration driven by an earn-out must be recorded at the on-set of the purchase and must be revalued at every reporting period. Changes in the fair value of the liability are recorded as an adjustment to operating income. These changes can occur due to changes in estimated future financial results, the probabilities of achieving these results and the discount rate reflective of our creditworthiness and market risk premium associated with the Brazilian market. Both gains and losses can occur due to changes in these fair value estimates, thus increasing volatility of our earnings.

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

The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property, of which approximately 70,000 feet is subleased to unrelated third parties.

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

International Distribution Facilities

The Company or its subsidiaries lease 22,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, and 17,000 square feet of office space in Brussels, Belgium. The Company utilizes the logistical services of a third party warehouse in Liège, Belgium that has approximately 38,000 square feet of distribution space and leases 17,000 square feet of office and distribution center space in Cologne, Germany. Subsequent to June 30, 2011, we have consolidated the European warehouse operations in Liège and transferred our inventory in Cologne to the third party warehouse in Liège. We are still servicing the lease in Cologne. In April 2011, the Company acquired CDC, which leases approximately 24,000 square feet of office and distribution center space in São José dos Pinhais, Brazil, leases 20,000 square feet of office and distribution center space in Barueri, Brazil, and utilizes the logistical services of a third party warehouse in Jaboatão dos Guararapes, Brazil that has approximately 484,000 square feet of distribution center space.

The Company or its subsidiaries have additional sales offices, each of 10,000 square feet or less, in leased facilities in Bad Homburg, Germany; Hull, England; Crawley, England; Egham, England; Olivet, France; Eindhoven, Netherlands, Curitiba, Brazil; Blumenau, Brazil; and Fortaleza, Brazil.

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

The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol “SCSC.” The Company has never paid or declared a cash dividend since inception and the Board of Directors does not intend to institute a cash dividend policy in the foreseeable future. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is prohibited. As of August 29, 2011, there were approximately 535 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2011
First quarter	$29.90	$23.59
Second quarter	33.42	26.89
Third quarter	39.93	30.31
Fourth quarter	38.12	31.82

Fiscal Year 2010
First quarter	$31.50	$23.37
Second quarter	32.40	22.70
Third quarter	30.67	24.90
Fourth quarter	30.29	22.98

Stock Performance Chart

The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2006.

	2006	2007	2008	2009	2010	2011
ScanSource, Inc.	$100	$109	$91	$84	$85	$128
NASDAQ Composite	$100	$122	$108	$87	$100	$133
SIC Code 5045 – Computers & Peripheral Equipment	$100	$111	$93	$89	$80	$103

ITEM 6.	Selected Financial Data.

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2011	2010	2009	2008 (1)	2007 (1)
	(in thousands, except per share data)
Statement of income data:
Net sales	$2,666,531	$2,114,979	$1,847,969	$2,175,485	$1,986,927
Cost of goods sold	2,392,224	1,896,052	1,639,121	1,947,867	1,776,255

Gross profit	274,307	218,927	208,848	227,618	210,672
Selling, general and administrative expenses	161,198	143,151	134,730	133,653	135,339

Operating income	113,109	75,776	74,118	93,965	75,333
Interest expense, net	511	85	771	3,959	6,804
Other (income) expense, net	712	(50)	(2,307)	(212)	(144)

Income before income taxes and minority interest	111,886	75,741	75,654	90,218	68,673
Provision for income taxes	38,363	26,929	27,966	34,586	25,987

Consolidated net income	73,523	48,812	47,688	55,632	42,686

Noncontrolling interest in income of subsidiary	—	—	—	—	(60)

Net income attributable to shareholders of ScanSource	$73,523	$48,812	$47,688	$55,632	$42,626

Net income per common share, basic	$2.74	$1.83	$1.80	$2.13	$1.65

Weighted-average shares outstanding, basic	26,872	26,605	26,445	26,098	25,773

Net income per common share, diluted	$2.70	$1.82	$1.79	$2.10	$1.63

Weighted-average shares outstanding, diluted	27,246	26,869	26,588	26,445	26,213

	As of June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Balance sheet data:
Working capital	$532,167	$436,953	$399,647	$368,636	$352,955
Total assets	1,182,188	859,750	748,631	772,206	738,448
Total long-term debt (including current portion)	60,106	30,429	30,429	56,623	107,730
Liability for contingent consideration (including current portion)	23,794	—	—	—	—
Total shareholders’ equity	587,394	486,851	445,446	395,753	324,744

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

Certain statements within this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are not historical facts and contain “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our ability to manage our business when general economic conditions are poor; our ability to manage the potential adverse effects of operating in foreign jurisdictions; our dependence upon information systems and the ability to transition to a new ERP without business disruption; our dependence on vendors, product supply, and availability; our ability to retain key employees, particularly senior management; our ability to retain and expand our existing and new customer relationships; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to centralize certain functions to provide efficient support to our business; our ability to remain profitable in the face of narrow margins; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to compete in new and existing markets that are highly competitive; our ability to integrate acquisitions and effectively manage and implement our growth strategies; our inability to obtain required capital at acceptable terms to fund our working capital and growth strategies; our ability to manage disruptions or loss of certain assets from terrorist or military operations; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our inability to manage volatility in earnings resulting from U.S. GAAP requirements to revalue our earnout obligation to the sellers of CDC; our inability to eliminate potential volatility in our net sales and operating results on a quarterly basis as a result of changes in demand for our products; our dependence on third-party freight carriers; our inability to resolve or settle potentially adverse litigation matters; and our ability to hedge or mitigate the effects of fluctuations in foreign exchange rates. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained under the “Investors Relations” tab on website at www.scansourceinc.com. Please refer to the cautionary statements and important factors discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for further information. This discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 68,500 products worldwide. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil, Belgium and Germany. Subsequent to June 30, 2011, we have consolidated the European warehouse operations in Belgium and transferred our inventory in Germany to Belgium. Each segment is managed around their geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS and Barcode, communications, and security products through its ScanSource Latin America sales unit; POS and AIDC products through its ScanSource Europe sales unit, and communication products through its ScanSource Communications sales unit in Europe.

The Company was incorporated in South Carolina in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally located distribution center located in Southaven, Mississippi, near the FedEx hub. The single warehouse and strong management information system form the cornerstone of the Company’s cost-driven operational strategy. This strategy has been expanded to Latin America and Europe.

The Company’s objective is to increase profitability in the technologies we distribute. In doing so, our management team faces numerous challenges that require attention and resources. First, certain business units and geographies are experiencing increased competition for the products we distribute. This could affect both our market share and pricing of our products as Management may change strategy in order to effectively compete. The Company continues making investments in Latin America and certain businesses within Europe by temporarily accepting lower than normal returns in the business in an effort to gain market share and customers. Changing economic conditions in countries in which we market our products may also require attention from our Management Team. Furthermore, the Company is implementing a standardized Enterprise Resource Planning (“ERP”) system that is intended to be used throughout the world and provide operational efficiencies. The Company is expecting to begin transition of the new ERP system in certain business units in fiscal year 2012 and continue to transition other business units into 2013. Finally, the Company continues to evaluate strategic acquisitions to enhance our technological or geographic portfolio. Management is currently working to integrate our most recent acquisition, CDC.

On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH (“Algol”), a value added distributor specializing in convergence communication solutions. Algol, headquartered in Cologne, Germany, was renamed ScanSource Communications GmbH and joined ScanSource Communications UK as part of ScanSource Communications Europe.

On April 15, 2011, the Company purchased all of the shares of CDC Brasil, S.A., formerly called CDC Brasil Distribuidora LTDA. CDC is the leading POS and Barcoding distributor in Brazil. The share purchase transaction was completed on April 15, 2011. CDC, headquartered in Curitiba, Brazil, is now a part of the ScanSource Latin America operating unit. The business valuation for the Company is incomplete as of the date of this filing. As such, the value assigned to identifiable intangible assets, the liability for the contingent consideration transferred to the sellers and goodwill are subject to change within the measurement period set forth in ASC 805.

The Company distributes products for many of our key vendors in all of our geographic markets; however certain vendors only allow distribution to specific geographies. The Company’s key vendors in its worldwide POS and barcoding sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, IBM, Intermec, LXE, Motorola, NCR, and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, include Aruba, Avaya, Audiocodes, Dialogic, Extreme Networks, Juniper Networks, Plantronics, Polycom and Shoretel. The Company’s key vendors in its security sales units include Alvarion, Axis, Bosch, Cisco, Datacard, DSC, Fargo, HID, March Networks, Panasonic, Pelco, Ruckus Wireless, Sony, United Technologies Fire and Security and Zebra Card.

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

The following table summarizes the Company’s return on invested capital ratio for the fiscal years ended June 30, 2011, 2010, and 2009, respectively:

	2011	2010	2009
Return on invested capital ratio	20.6%	16.7%	17.7%

The discussion that follows this overview explains the increase in ROIC from the comparative periods shown above. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, it excludes the results of capitalization decisions, is easily computed, communicated and understood and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Net income	$73,523	$48,812	$47,688
Plus: income taxes	38,363	26,929	27,966
Plus: interest expense	1,723	1,472	2,176
Plus: depreciation & amortization	6,662	6,064	6,781

EBITDA (numerator)	$120,271	$83,277	$84,611

Invested capital calculations

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Equity – beginning of the year	$486,851	$445,446	$395,753
Equity – end of the year	587,394	486,851	445,446

Average equity	537,123	466,148	420,600
Average funded debt(1)	46,186	31,800	57,605

Invested capital (denominator)	$583,309	$497,948	$478,205

Return on invested capital	20.6%	16.7%	17.7%

(1)	Average funded debt is based upon average outstanding daily debt.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2011	2010	2009
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.7	89.6	88.7

Gross profit	10.3	10.4	11.3
Selling, general and administrative expenses	6.0	6.8	7.3

Operating income	4.2	3.6	4.0
Interest expense (income), net	-	-	-
Other expense (income), net	-	-	(0.1)

Income before income taxes and minority interest	4.2	3.6	4.1
Provision for income taxes	1.4	1.3	1.5

Net income	2.8%	2.3%	2.6%

Comparison of Fiscal Years Ended June 30, 2011 and 2010

Net Sales

The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these product categories and reporting segments for the comparable fiscal years ending June 30th:

Product Category

	2011	2010	$ Change	% Change
		(in thousands)
POS, barcoding and security products	$1,615,461	$1,300,525	$314,936	24.2%
Communications products	1,051,070	814,454	236,616	29.1%

Total net sales	$2,666,531	$2,114,979	$551,552	26.1%

Geographic Segments

	2011	2010	$ Change	% Change
		(in thousands)
North American distribution segment	$2,022,668	$1,666,012	$356,656	21.4%
International distribution segment	643,863	448,967	194,896	43.4%

Total net sales	$2,666,531	$2,114,979	$551,552	26.1%

Consolidated net sales for the fiscal year ended June 30, 2011 increased 26.1% to $2.7 billion in comparison to prior fiscal year net sales of $2.1 billion.

North American Distribution

The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. Sales to technology resellers in Canada accounted for less than 4% of total net sales for both fiscal years presented. As North American macro-economic conditions improved considerably in fiscal 2011, net sales for this segment increased by approximately $356.7 million, or 21.4%, as compared to the prior fiscal year.

The Company’s North American POS, barcoding, and security product categories saw revenues increase by 17.6% in comparison to the prior fiscal year. During the fiscal year ended June 30, 2011, these product lines have experienced stronger demand as economic conditions have improved from the 2010 fiscal year. The Company has seen its strongest percentage growth in its security product lines from the prior year, driven by increased demand and market penetration in its video surveillance and wireless networking lines.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom and ScanSource Communications sales units. The combined sales of these units were 25.8% higher for the fiscal year ended June 30, 2011 versus the prior fiscal year. Both of these sales units also experienced strong sales growth due to continued improvement of economic conditions and increased market share and big deals over the prior year.

International Distribution

The international distribution segment includes sales in Latin America and Europe from the ScanSource POS and Barcoding sales unit and in Europe through the ScanSource Communications sales unit. Sales for the overall international segment increased $194.9 million or 43.4% over the prior fiscal year. The year-to-date sales growth was partially offset by a weaker average Euro to U.S. Dollar exchange rate from the prior year. On a constant exchange rate basis, the sales increase was 44.7%. Changes in foreign exchange had an unfavorable impact of $5.7 million on our international distribution net sales for the year ended June 30, 2011. The constant currency increase in sales for both geographies was driven primarily by strong volumes in Europe and Latin America in conjunction with the acquisition of CDC Brasil, S.A and a full twelve months of results from Algol Europe in the current year.

The addition of CDC generated $29.6 million in net sales. Excluding CDC’s net sales, international distribution segment net sales increased $165.2 million or 36.8% from the prior year.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30th:

					% of Sales June 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution segment	$201,831	$167,638	$34,193	20.4%	10.0%	10.1%
International distribution segment	72,476	51,289	21,187	41.3%	11.3%	11.4%

Total gross profit	$274,307	$218,927	$55,380	25.3%	10.3%	10.4%

North American Distribution

Gross profit for the North American distribution segment increased $34.2 million, or 20.4%, for the fiscal year ended June 30, 2011, as compared to the prior fiscal year. The increase in gross profit was primarily the result of higher sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of sales remained consistent with the prior year, only decreasing 8 basis points.

International Distribution

Gross profit in our international distribution segment increased $21.2 million or 41.3% for the fiscal year ended June 30, 2011, from the prior fiscal year. The increase in gross profit was primarily the result of higher sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of sales remained consistent with the prior year, only decreasing 16 basis points. Compared to the prior year, we saw slightly lower margins from competitive pricing pressure in the current year, coupled with favorable upfront discounts in Europe from the prior year. The decrease was partially offset by strong margins recognized by the CDC.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30th:

					% of Sales June 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Operating expenses	$161,198	$143,151	$18,047	12.6%	6.0%	6.8%

For the fiscal year ended June 30, 2011, operating expenses were $161.2 million, a 12.6% increase from the prior year. This increase was mainly attributable to increased recurring expenses from headcount and other variable expenses driven from higher sales, a charge of $2.4 million to fund a supplemental executive retirement plan (“Founder’s SERP” or “SERP”) for our founder and former CEO and $4.0 million of incremental operating expenses from the acquisition of CDC. The increase was partially offset by a $3.1 million legal settlement recovery with a former service provider, which was recorded as a reduction to operating expenses in the second quarter of fiscal 2011.

Operating expenses as a percentage of sales decreased to 6.0% for the fiscal year ended June 30, 2011, compared to 6.8% in the prior year. This decrease was largely the result of scale on higher revenues over a smaller increase of operating expenses.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

					% of Sales June 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$94,932	$64,342	$30,590	47.5%	4.7%	3.9%
International distribution	18,177	11,434	6,743	59.0%	2.8%	2.5%

Total operating income	$113,109	$75,776	$37,333	49.3%	4.2%	3.6%

Operating income increased 49.3% or $37.3 million for the fiscal year ended June 30, 2011 as compared to the prior fiscal year. This increase was the result of increased gross profit on higher sales volumes experienced in both the North American and International distribution segments, partially offset by increased operating expenses described above.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30th:

						% of Sales June 30,
	2011	2010	$ Change	% Change		2011		2010
	(in thousands)
Interest expense	$1,723	$1,472	$251	17.1%		0.1%		0.1%
Interest income	(1,212)	(1,387)	175	(12.6%	)	(0.1%	)	(0.1%	)
Net foreign exchange losses	965	239	726	303.8%		0.0%		0.0%
Other, net	(253)	(289)	36	(12.5%	)	(0.0%	)	0.0%

Total other (income) expense	$1,223	$35	$1,188	3,394.3%		0.0%		0.0%

Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the fiscal year ended June 30, 2011 was $1.7 million compared to $1.5 million for the comparative prior year period. The increase in interest expense was the result of increased average debt balances between the respective periods.

Interest income for the period ended June 30, 2011 decreased slightly from the comparative prior year period by $0.2 million. The Company generates interest income on longer-term interest bearing receivables, and, to a much lesser extent, interest earned on cash and cash-equivalent balances on hand.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the Euro versus the British Pound, the U.S. Dollar versus other currencies and most recently between the Brazilian Real and the U.S. Dollar due to the acquisition of CDC. During the fiscal year ended June 30, 2011 and June 30, 2010, the Company generated a net foreign exchange loss due to fluctuations of the U.S. Dollar against the Euro, British Pound, Mexican Peso, Canadian Dollar and Brazilian Real. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

Provision for Income Taxes

Income tax expense was $38.4 million and $26.9 million for the fiscal years ended June 30, 2011 and 2010, respectively, reflecting an effective tax rate of 34.3% and 35.6%, respectively. The decrease in the effective tax rate from the prior fiscal year is largely attributable to a favorable mix of income derived from lower tax rate jurisdictions, and reflects the benefit of a full year of changes to the international capital structure executed during fiscal 2010.

Net Income

The following table summarizes the Company’s net income for the fiscal year ended June 30th:

					% of Sales June 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Net income	$73,523	$48,812	$24,711	50.6%	2.8%	2.3%

Net income for the fiscal year ended June 30, 2011 was $73.5 million, a $24.7 million or 50.6% increase over the prior fiscal year. The increase in net income is attributable to the changes in operating profit previously discussed.

Comparison of Fiscal Years Ended June 30, 2010 and 2009

Net Sales

The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these reporting segments for the comparable fiscal years ended June 30th:

Product Category

	2010	2009	$ Change	% Change
	(in thousands)
POS, barcoding and security products	$1,300,525	$1,161,956	$138,569	11.9%
Communications products	814,454	686,013	128,441	18.7%

Total net sales	$2,114,979	$1,847,969	$267,010	14.4%

Geographic Segments

	2010	2009	$ Change	% Change
	(in thousands)
North American distribution segment	$1,666,012	$1,500,144	$165,868	11.1%
International distribution segment	448,967	347,825	101,142	29.1%

Total net sales	$2,114,979	$1,847,969	$267,010	14.4%

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

International Distribution

The international distribution segment includes sales to Latin America and Europe from the ScanSource POS and Barcoding sales unit and in Europe through the ScanSource Communications sales unit. Sales for the overall international segment increased by $101 million or 29.1% compared to the prior fiscal year. However, on a constant exchange rate basis, the sales increase was approximately 29%. Changes in foreign exchange had an immaterial impact for the year ended June 30, 2010. The constant currency increase in sales for both geographies was driven by stronger end-user demand which was largely attributable to stronger economic conditions in Europe and Latin America, and the acquisition of Algol Europe in November 2009, now part of ScanSource Communications Europe.

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

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30th:

						% of Sales June 30,
	2010	2009	$ Change	% Change		2010	2009
	(in thousands)
North American distribution segment	$167,638	$155,916	$11,722	7.5%		10.1%	10.4%
International distribution segment	51,289	52,932	(1,643)	(3.1%	)	11.4%	15.2%

Total gross profit	$218,927	$208,848	$10,079	4.8%		10.4%	11.3%

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

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

						% of Sales June 30,
	2010	2009	$ Change	% Change		2010	2009
	(in thousands)
North American distribution	$64,342	$56,261	$8,081	14.4%		3.9%	3.8%
International distribution	11,434	17,857	(6,423)	(36.0%	)	2.5%	5.1%

Total operating income	$75,776	$74,118	$1,658	2.2%		3.6%	4.0%

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

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30th:

						% of Sales June 30,
	2010	2009	$ Change	% Change		2010		2009
	(in thousands)
Interest expense	$1,472	$2,176	$(704)	(32.4%	)	0.1%		0.1%
Interest income	(1,387)	(1,405)	18	(1.3%	)	(0.1%	)	(0.1%	)
Net foreign exchange losses (gains)	239	1,587	(1,348)	(84.9%	)	0.0%		0.1%
Other, net	(289)	(3,894)	3,605	(92.6%	)	0.0%		(0.2%	)

Total other (income) expense	$35	$(1,536)	$1,571	(102.3%	)	0.0%		(0.1%	)

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

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the Euro versus the British Pound and the U.S. Dollar versus other currencies. During the fiscal years ended June 30, 2010 and June 30, 2009, the Company generated a net foreign exchange loss due to the fluctuations of the U.S. Dollar against the Euro, the British Pound, the Mexican Peso, and the Canadian Dollar. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

During the quarter ended December 31, 2008, the Company settled a claim against a former legal service provider resulting in a $3.5 million recovery. The settlement was received by the Company on December 5, 2008 and was recorded as other income.

Provision for Income Taxes

Income tax expense was $26.9 million and $28.0 million for the fiscal years ended June 30, 2010 and 2009, respectively, reflecting an effective tax rate of 35.6% and 37.0%, respectively. The decrease in the effective tax rate from the prior fiscal year is largely attributable to a favorable mix of income derived from lower tax rate jurisdictions, and reflects the benefit of changes to the international capital structure executed during the fiscal year 2010.

Net Income

The following table summarizes the Company’s net income for the fiscal year ended June 30th:

					% of Sales June 30,
	2010	2009	$ Change	% Change	2010	2009
	(in thousands)
Net income	$48,812	$47,688	$1,124	2.4%	2.3%	2.6%

Net income for the fiscal year ended June 30, 2010 was $48.8 million, a $1.1 million increase over the prior fiscal year. The increase in net income is attributable to the changes in operating profit previously discussed.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2011				Fiscal 2010
	Jun. 30 2011	Mar. 31 2011	Dec. 31 2010	Sept. 30 2010	Jun. 30 2010	Mar. 31 2010	Dec. 31 2009	Sept. 30 2009
	(in thousands, except per share data)
Net sales	$734,891	$613,466	$683,644	$634,530	$582,342	$496,102	$548,112	$488,423
Cost of goods sold	660,520	547,637	613,018	571,049	525,520	441,711	491,816	437,005

Gross profit	$74,371	$65,829	$70,626	$63,481	$56,822	$54,391	$56,296	$51,418

Net income	$19,660	$16,534	$21,621	$15,708	$14,048	$12,014	$11,815	$10,935

Weighted-average shares outstanding, basic	27,056	26,938	26,786	26,713	26,669	26,608	26,575	26,567

Weighted-average shares outstanding, assuming dilution	27,515	27,413	27,160	26,992	26,937	26,884	26,798	26,821

Net income per common share, basic	$0.73	$0.61	$0.81	$0.59	$0.53	$0.45	$0.44	$0.41

Net income per common share, assuming dilution	$0.71	$0.60	$0.80	$0.58	$0.52	$0.45	$0.44	$0.41

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on returns is recorded based on historical experience.

Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. The Company also distributes third-party service contracts, typically for product maintenance and support. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of contract and presented in net sales and cost of goods sold, respectively. Service revenue associated with configuration, marketing, service contracts and other services has represented less than 2% of consolidated net sales for fiscal years 2011, 2010 and 2009.

During the fiscal years ended June 30, 2011, 2010, and 2009, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, the Company would follow the guidance set forth in ASC 605.

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

Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the vendor or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5 for further discussion.

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments throughout 2015 based on a multiple of the subsidiary’s pro forma net income as defined in Exhibit 2.1.(b)(2) of the Share Purchase and Sale Agreement. Future payments are to be paid in Brazilian currency, the Real. The estimated first earnout payment of $2.4 million is to be made on August 31, 2011 based on the pro forma results of the twelve month period ended June 30, 2011. The remaining earnout payments will become payable in four additional installments on August 31, 2012 – 2014 with the final payment on October 31, 2015. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability weighted income approach. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in selling, general and administrative expense line item in the Consolidated Income Statements.

Accounting Standards Recently Issued

See Note 2 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. Cash and cash equivalent balance totaled $28.7 million at June 30, 2011, compared to $34.6 million at June 30, 2010, of which $10.9 million and $7.4 million were held outside of the United States as of June 30, 2011 and 2010, respectively. Cash balances are generated and used in many locations throughout the world. Management’s intent is to permanently reinvest these funds in our businesses outside the United States to continue to fund growth in our international operations. Furthermore, our current plans do not require repatriation of funds from our international operations to fund its operations in the United States. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes to the United States to repatriate these funds. See Footnote 12 – Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

During fiscal 2010, the Company made strategic decisions to increase purchasing activity beyond our immediate needs, in light of known product constraints in multiple vendors’ supply chains and to strategically position our inventory levels to accommodate anticipated customer orders as the global macroeconomic environment was improving. As a result, the Company shifted its working capital position from an atypically large cash position in fiscal 2009 to inventory, accounts receivable and trade payables in fiscal 2010. During 2011, the Company continued to experience increased demand and accounts receivable continued to increase. As such, inventory levels were expanded to meet higher demand levels and utilize favorable vendor pricing programs.

The Company’s working capital increased to $532.2 million at June 30, 2011 from $437.0 million at June 30, 2010. The $95.2 million increase in working capital was primarily due to increased accounts receivables and inventory balances, partially offset by increased accounts payable, between the two periods in order to accommodate the record sales volumes achieved in fiscal 2011. As of June 30, 2011, there was $26.5 million outstanding on the Company’s revolving line of credit. There was no balance on the Company’s revolving line of credit facility at June 30, 2010.

The number of days sales in receivables (DSO) was 57 at June 30, 2011, compared to 55 days at June 30, 2010 and 56 days at March 31, 2011. The CDC acquisition attributed approximately half a day increase in the DSO for the period along with a slightly less favorable mix of customers with longer terms of sales.

Inventory turnover decreased to 6.1 times in the current fiscal year versus 6.4 times in the comparative prior year period. This decrease in turns was largely the function of higher average inventory balances carried during the fiscal year ended June 30, 2011, due to increased demand and capitalization on favorable inventory pricing programs offered by our vendors.

In the current year, significant net income growth, partially offset by increased working capital, drove $10.7 million of cash provided by operating activities. In the prior year, cash used in operating activities was $78.2 million, primarily the result of significant working capital outlays on inventories to accommodate anticipated demand as the economy was emerging out of recession.

Cash used in investing activities for the twelve months ended June 30, 2011 was $51.1 million, compared to $15.6 million used in the prior year. This increase was largely attributed to the Company’s acquisition of CDC, for which we made an initial, cash payment of $36.2 million, net of cash acquired, on April 15, 2011. According to the Share Purchase and Sale Agreement, cash payments to the previous shareholders of CDC will be made annually starting on August 31, 2011 and will continue until 2015. Additionally, the Company spent an incremental $9.3 million on capital expenditures over the prior year, the majority of which is related to the implementation of a new ERP system. The implementation is expected to be phased-in over the next few years. We have spent approximately $18.5 million on implementation of the new ERP system as of June 30, 2011. The expected cash flow impact of this project will be in the range of $8 to $15 million in fiscal 2012 and $4 to $5 million in fiscal 2013. We expect total expense for the project to be within $30.5 to $38.5 million, which includes cost of internal personnel and outside consultants. These costs will be financed using cash flow from operations and the revolving credit facility.

In the current fiscal year, cash provided by financing activities amounted to $33.7 million, in comparison to $1.3 million in the prior year. The increase is attributable to the exercise of stock options, coupled with increased borrowings on the $250 million revolving credit facility to finance the acquisition of CDC and the ERP project.

In the trailing twelve months, we have increased net borrowings on the $250 million revolving credit facility. We had $26.5 million outstanding at June 30, 2011 versus no borrowings outstanding at June 30, 2010. The average daily balance on the revolving credit facility was $14.2 million throughout the current year versus $1.4 million in the prior year. Timing of vendor payments may cause temporary spikes in borrowings. Additionally, these borrowings are generally repaid as soon as cash flow permits. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this MD&A.

On a gross basis, we borrowed $769.5 million and repaid $743.9 million on the $250 million revolving credit facility in fiscal 2011. The $0.9 million difference between the $25.6 million net cash flows on the facility and the ending balance of $26.5 million is due to translating the euro denominated borrowings and repayments at the average exchange rate each month and the ending euro denominated balance at the period ending spot rate. In the prior year, we borrowed $141.9 million and repaid the same amount, with no outstanding balance at June 30, 2010.

In addition to our domestic revolving credit facility, we have €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25% per annum. At June 30, 2011, there was $3.2 million outstanding and no balance at June 30, 2010. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On April 8, 2011, the Company entered into an amendment and waiver to its $250 million revolving credit facility to allow for the acquisition of CDC Brasil Distribuidora LTDA mentioned below. In addition this amendment allows for greater flexibility in the credit facility’s covenants for future acquisitions by modifying the proposed consideration threshold for permitted acquisitions, subject to certain conditions as well as increased intercompany lending capabilities.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through 2015 based on CDCs annual financial results. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 2, 2008, we entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of the note, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of June 30, 2011, we were in compliance with all covenants under this note payable.

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

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of June 30, 2011 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement was amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of June 30, 2011. To the extent that we have outstanding standby letters of credits, the outstanding amounts reduce the credit facility’s available borrowings. There were no outstanding standby letters of credit as of June 30, 2011 or 2010. As of June 30, 2011, there were $26.5 million outstanding on this facility, leaving $223.5 million available for additional borrowings. As of June 30, 2010, there were no borrowings outstanding, leaving $250 million available for additional borrowings.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of June 30, 2011, and the effective interest rate was 1.0%. The Company was in compliance with all covenants associated with this agreement as of June 30, 2011.

The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Commitments

At June 30, 2011, the Company had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (See Notes 7 and 13 of Notes to the Consolidated Financial Statements) as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations

Principal debt payments	$60,106	$3,164	$51,513	$-	$5,429
Non-cancelable operating leases(1)	19,389	4,816	7,311	4,737	2,525
Other(2)	-	-	-	-	-

Total obligations	$79,495	$7,980	$58,824	$4,737	$7,954

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

(2)

Amounts totaling $12.9 million of deferred compensation which are included in current and other non-current liabilities in our Consolidated Balance Sheet as of June 30, 2011 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

In fiscal 2010, we began devoting resources to the implementation of a global ERP system. We have spent approximately $18.5 million on implementation of the new ERP system as of June 30, 2011. The expected cash flow impact of this project will be in the range of $8 to $15 million in fiscal 2012 and $4 to $5 million in fiscal 2013. We expect total expense for the project to be within $30.5 to $38.5 million, which includes cost of internal personnel and outside consultants. These costs will be financed using cash flow from operations and the revolving credit facility.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the fiscal year ended June 30, 2011 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico, Brazil and Europe. These risks include the translation of local currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. In the normal course of business, foreign exchange risk is managed by using foreign currency forward contracts to hedge these exposures, as well as balance sheet netting of exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon our forecasted purchases and sales denominated in certain foreign currencies. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily in British Pounds, Euros, Mexican Pesos, Brazilian Real and Canadian Dollars. At June 30, 2011, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ScanSource, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 29, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited ScanSource, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ScanSource, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CDC Brazil, which is included in the 2011 consolidated financial statements of ScanSource, Inc. and subsidiaries and constituted 10.1% and 3.1% of total and net assets, respectively, as of June 30, 2011 and 1.1% and 0.9% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of ScanSource, Inc. also did not include an evaluation of the internal control over financial reporting of CDC Brazil.

In our opinion, ScanSource, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of ScanSource, Inc. and subsidiaries and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

August 29, 2011

ScanSource, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share information)

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$28,747	$34,605
Accounts receivable, less allowance of $26,562 at June 30, 2011 and $21,907 at June 30, 2010	462,102	357,749
Inventories	467,350	346,610
Prepaid expenses and other assets	35,421	16,762
Deferred income taxes	15,894	12,066

Total current assets	1,009,514	767,792

Property and equipment, net	36,819	23,528
Goodwill	59,090	33,785
Other assets, including identifiable intangible assets	76,765	34,645

Total assets	$1,182,188	$859,750

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$-
Short-term borrowings	3,164	-
Current portion of contingent consideration	2,398	-
Accounts payable	406,453	287,864
Accrued expenses and other liabilities	60,157	35,027
Income taxes payable	5,175	7,948

Total current liabilities	477,347	330,839
Long-term debt	30,429	30,429
Borrowings under revolving credit facility	26,513	-
Long-term portion of contingent consideration	21,396	-
Other long-term liabilities	39,109	11,631

Total liabilities	594,794	372,899

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	-	-
Common stock, no par value; 45,000,000 shares authorized, 27,109,932 and 26,703,038 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	123,608	111,951
Retained earnings	460,157	386,634
Accumulated other comprehensive (loss) income	3,629	(11,734)

Total shareholders’ equity	587,394	486,851

Total liabilities and shareholders’ equity	$1,182,188	$859,750

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Income Statements

Years Ended June 30, 2011, 2010, and 2009

(in thousands, except per share data)

	0000000000	0000000000	0000000000
	2011	2010	2009
Net sales	$2,666,531	$2,114,979	$1,847,969
Cost of goods sold	2,392,224	1,896,052	1,639,121

Gross profit	274,307	218,927	208,848
Selling, general and administrative expenses	161,198	143,151	134,730

Operating income	113,109	75,776	74,118
Interest expense	1,723	1,472	2,176
Interest income	(1,212)	(1,387)	(1,405)
Other expense (income), net	712	(50)	(2,307)

Income before income taxes	111,886	75,741	75,654
Provision for income taxes	38,363	26,929	27,966

Net income	$73,523	$48,812	$47,688

Per share data:
Net income per common share, basic	$2.74	$1.83	$1.80

Weighted-average shares outstanding, basic	26,872	26,605	26,445

Net income per common share, diluted	$2.70	$1.82	$1.79

Weighted-average shares outstanding, diluted	27,246	26,869	26,588

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2011, 2010, and 2009

(in thousands, except per share data)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	26,349,520	$96,097	$290,134	$9,522	$395,753

Comprehensive Income:
Net income	-	-	47,688	-	47,688
Unrealized loss on hedged transaction, net of tax of $476	-	-	-	(821)	(821)
Foreign currency translation adjustment	-	-	-	(5,538)	(5,538)

Total comprehensive income					41,329

Exercise of stock options and shares issued under share-based compensation plans	216,350	2,077	-	-	2,077
Share based compensation	-	4,738	-	-	4,738
Tax benefit of deductible compensation arising from exercise of stock options	-	1,549	-	-	1,549

Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446

Comprehensive Income:
Net income	-	-	48,812	-	48,812
Unrealized gain on hedged transaction, net of tax of $85	-	-	-	148	148
Foreign currency translation adjustment	-	-	-	(15,045)	(15,045)

Total comprehensive income					33,915

Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employer taxes	137,168	1,095	-	-	1,095
Share based compensation	-	6,168	-	-	6,168
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	-	227	-	-	227

Balance at June 30, 2010	26,703,038	$111,951	$386,634	($11,734)	$486,851

Comprehensive Income:
Net income	-	-	73,523	-	73,523
Unrealized gain on hedged transaction, net of tax of $272	-	-	-	468	468
Foreign currency translation adjustment	-	-	-	14,895	14,895

Total comprehensive income					88,886

Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employer taxes	406,894	6,373	-	-	6,373
Share based compensation	-	5,081	-	-	5,081
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	-	203	-	-	203

Balance at June 30, 2011	27,109,932	$123,608	460,157	3,629	587,394

See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2011, 2010, and 2009

(in thousands)

	0000000000	0000000000	0000000000
	2011	2010	2009
Cash flows from operating activities:
Net income	$73,523	$48,812	$47,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,662	6,064	6,781
Allowance for accounts and notes receivable	7,488	10,854	6,404
Share-based compensation and restricted stock	4,877	6,065	4,738
Asset impairment	-	-	191
Deferred income taxes	(1,431)	(4,658)	1,763
Excess tax benefits from share-based payment arrangements	(203)	(227)	(1,549)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(77,305)	(79,145)	54,186
Inventories	(79,654)	(133,492)	58,929
Prepaid expenses and other assets	(17,392)	884	(2,145)
Other noncurrent assets	(10,279)	(2,660)	(212)
Accounts payable	78,298	57,977	(32,267)
Accrued expenses and other liabilities	30,932	6,876	(2,173)
Income taxes payable	(4,828)	4,486	916

Net cash provided by (used in) operating activities	10,688	(78,164)	143,250

Cash flows from investing activities:
Capital expenditures	(14,869)	(5,606)	(3,655)
Net proceeds from sale of property and equipment	-	-	1,158
Cash paid for business acquisitions, net of cash acquired	(36,228)	(9,994)	-

Net cash provided by (used in) investing activities	(51,097)	(15,600)	(2,497)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	1,706	-	(6,564)
Borrowings (repayments) on revolving credit, net of expenses	25,376	-	(26,141)
Exercise of stock options	6,372	1,095	2,077
Excess tax benefits from share-based payment arrangements	203	227	1,549
Borrowings (repayments) on long-term debt	-	-	853

Net cash provided by (used in) financing activities	33,657	1,322	(28,226)
Effect of exchange rate changes on cash and cash equivalents	894	(617)	(87)

Increase (decrease) in cash and cash equivalents	(5,858)	(93,059)	112,440
Cash and cash equivalents at beginning of period	34,605	127,664	15,224

Cash and cash equivalents at end of period	$28,747	$34,605	$127,664

Supplemental disclosure of cash flow information:
Interest paid during the year	$1,705	$1,391	$2,308

Income taxes paid during the year	$43,233	$23,210	$30,379

See accompanying notes to consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(1)	Organization and Basis of Presentation

Business Description

ScanSource, Inc. (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium and Germany, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

In the quarter ended December 31, 2009, the Company established a new entity, ScanSource Communications GmbH, that acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH (“Algol”), as a value-add distributor specializing in convergence communications solutions. The purchase transaction closed on November 30, 2009. Algol, headquartered in Cologne, Germany, has joined ScanSource Communications UK as part of ScanSource Communications Europe.

On April 15, 2011, the Company purchased all of the shares of CDC Brasil S.A. (“CDC”), formerly known as CDC Brasil Distribuidora LTDA. CDC is the leading POS and Barcoding distributor in Brazil. The share purchase transaction was completed on April 15, 2011. CDC, headquartered in Curitiba, Brazil, is now included under the ScanSource Latin America operating unit.

(2)	Summary of Significant Accounting Policies

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

June 30, 2011

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

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods on hand, and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the vendor or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains three zero-balance, disbursement accounts at separate financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $73.6 million and $62.7 million are classified to accounts payable as of June 30, 2011 and June 30, 2010, respectively.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout North America, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. No single customer accounted for more than 5% of the Company’s net sales for fiscal 2011, 2010, or 2009.

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

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

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. Dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments or multi-currency borrowings. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items. Derivative financial instruments related to foreign currency exposure are accounted for on an accrual basis with gains or losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions reflected in either other assets or other liabilities. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked-to-market with changes in their fair value recorded in the Consolidated Income Statement each period. The underlying exposures are denominated primarily by British Pounds, Euros, Mexican Pesos, Brazilian Real and Canadian Dollars.

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

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan (“SERP”). The Company has classified these investments as trading securities and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments. The fair value of these investments and the corresponding deferred compensation obligation was $12.9 million and $8.1 million as of June 30, 2011 and June 30, 2010, respectively. These investments are classified as either current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $3.1 million and $1.1 million at June 30, 2011 and June 30, 2010, respectively.

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Vendor Concentration

The Company sells products from many suppliers, however, sales from products supplied by Motorola and Avaya each constituted more than 10% of the Company’s net sales for years ended June 30, 2011, 2010 and 2009, respectively.

Product Warranty

The Company’s vendors generally provide a warranty on the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In one product line, the Company offers a self-branded warranty program, in which Management has determined that the Company is the primary obligor of these programs. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As such, the Company has not recorded a provision for estimated service warranty costs. For all other product lines, the Company does not independently provide a warranty on the products it distributes; however, to maintain customer relations, the Company facilitates returns of defective products from the Company’s customers by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, equipment and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized. In fiscal 2010, the Company began the implementation of a new Enterprise Resource Planning System (“ERP”). The compensation costs of employees associated with this implementation process are capitalized to the construction in process asset related to this project.

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that they are reviewed annually for impairment or more frequently if impairment indicators exist. See Note 6 for a discussion of the annual goodwill impairment test.

Intangible Assets

Intangible assets consist of customer relationships, debt issuance costs, trade names, distributor agreements and non-compete agreements. Customer relationships and distributor agreements are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Debt issuance costs are amortized over the term of the credit facility.

Trade names are amortized over a period ranging from 1 to 2 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets and are shown in detail in Note 6, “Goodwill and Other Identifiable Intangible Assets”.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future discounted cash flows expected to be generated by the asset. In estimating the future discounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The Company did not record any material impairment charges for the fiscal years ended June 30, 2011, 2010 and 2009.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see Note 9, “Fair Value of Financial Instruments”.

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments throughout 2015 based on a multiple of the subsidiary’s pro forma net income as defined in Exhibit 2.1.(b)(2) of the Share Purchase and Sale Agreement by and among the Company’s Brazilian subsidiary, the former shareholders and CDC, dated April 7, 2011. Future payments are to be paid in Brazilian currency, the Real. The estimated first earnout payment of $2.4 million is to be made on August 31, 2011 based on the pro forma results of the twelve month period ended June 30, 2011. The remaining earnout payments will become payable in four additional installments on August 31, 2012 – 2014 with the final payment on October 31, 2015. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability weighted income approach. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in selling, general and administrative expenses line item in the Consolidated Income Statements.

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on returns is recorded based on historical experience.

Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. The Company also distributes third-party service contracts, typically for product maintenance and support. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of contract and presented in net sales and cost of goods sold, respectively. Service revenue associated with configuration, marketing, service contracts and other services has represented less than 2% of consolidated net sales for fiscal years 2011, 2010 and 2009.

During the fiscal years ended June 30, 2011, 2010 and 2009, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, The Company would follow the guidance set forth in ASC 605.

Shipping Revenue and Costs

Shipping revenue is included in net sales and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2011, 2010 and 2009 was $11.5 million, $10.2 million and $9.9 million, respectively.

Advertising Costs

The Company defers advertising related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three years ended June 30, 2011. Deferred advertising costs at June 30, 2011 and 2010 were not significant.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss income. The assets and liabilities of these foreign entities are translated into U.S. Dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with ASC 740, Accounting for Income Taxes. Federal income taxes are not assessed on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside the United States. See Note 12 for further discussion.

Additionally, The Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 12 for more information.

Share-Based Payments

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

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5 for further discussion.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Recent Accounting Pronouncements

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20 which updated the existing guidance regarding disclosures of financing receivables and the related allowance recorded against financing receivables, ASC 310. This revised guidance requires companies to disclose additional information in order to help financial statement users evaluate the following: 1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and 3) the changes and reasons for those changes in the allowance for credit losses.

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

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendment becomes effective for interim and annual periods beginning after December 15, 2011, which will be the third quarter of fiscal 2012 for the Company. The Company is currently assessing the future impact of this ASU to its Consolidated Financial Statements.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will become effective for interim and annual periods beginning after December 15, 2011, which will be the third quarter of fiscal 2012 for the Company. The update will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current practice. Additionally, the update will require companies to present all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently determining which method of presentation will be used in future filings.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(3)	Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	000000000	000000000	000000000
	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Fiscal Year Ended June 30, 2011:
Net income per common share, basic	$73,523	26,872	2.74

Effect of dilutive stock options	-	374

Net income per common share, assuming dilution	$73,523	27,246	2.70

Fiscal Year Ended June 30, 2010:
Net income per common share, basic	$48,812	26,605	$1.83

Effect of dilutive stock options	-	264

Net income per common share, assuming dilution	$48,812	26,869	$1.82

Fiscal Year Ended June 30, 2009:
Net income per common share, basic	$47,688	26,445	$1.80

Effect of dilutive stock options	-	143

Net income per common share, assuming dilution	$47,688	26,588	$1.79

For the years ended June 30, 2011, 2010 and 2009, there were 947,000, 1,208,000 and 1,474,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(4)	Property and Equipment

Property and equipment is comprised of the following:

	000000000	000000000
	June 30,
	2011	2010
	(in thousands)
Land	$3,009	$3,009
Buildings and leasehold improvements	16,029	15,845
Computer software and equipment	14,270	13,139
Furniture, fixtures and equipment	15,847	17,240
Construction in Progress	18,738	4,526

	67,893	53,759
Less accumulated depreciation	(31,074)	(30,231)

	$36,819	$23,528

During the fiscal year ended June 30, 2011, the increase in gross fixed assets from prior year is largely related to capital expenditures for a new global Enterprise Resource Planning (“ERP”) system that is currently under development, in addition to additional fixed assets acquired with CDC.

Depreciation expense was $3.7 million, $4.1 million, and $4.2 million, respectively, for the fiscal years ended 2011, 2010, and 2009.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(5)	Acquisitions

Algol Europe,GmbH

On November 30, 2009, the Company acquired substantially all of the assets and certain liabilities of Algol Europe, GmbH (“Algol”). Algol, now a part of ScanSource Communications in the international distribution segment, is a value-added distributor of specialty technologies, including voice, data, and video communication products located in Cologne, Germany. This acquisition significantly expanded the footprint of the ScanSource Communications sales unit outside of the United Kingdom and is part of the Company’s strategy to become a pan-European distributor of communication products. The purchase price of this acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill and identifiable intangible assets related to non-compete agreements, distributor agreements and customer relationships as of November 30, 2009. These amounts were recorded in the international segment. All professional fees and other costs associated with the acquisition of Algol’s assets were expensed as incurred. The purchase price, identified intangibles and goodwill as of the acquisition date were as follows:

	0000000000	0000000000	0000000000
	Purchase price	Goodwill	Identifiable intangible assets
	(in thousands)
Algol Europe, GmbH	$9,965	$712	$2,287

CDC Brasil, S.A.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of 100% of the shares of CDC Brasil S.A., formerly known as CDC Brasil Distribuidora LTDA, Brazil’s leading distributor of AIDC and point-of-sale solutions. CDC was a privately-held, value-added distributor that sells only to resellers. This acquisition gives the Company an established presence in South America’s largest specialty technology market and will allow the Company to more easily scale its South American operations.

The business valuation for the Company is incomplete as of the date of this filing. As such, the value assigned to identifiable intangible assets, the liability for the contingent consideration transferred to the sellers and goodwill are subject to change within the measurement period set forth in ASC 805.

In 2011, the Company incurred approximately $1.1 million of acquisition-related costs, primarily for professional fees incurred for due diligence, legal advice and tax planning. These costs are included in selling, general and administrative expenses in the Company’s 2011 Consolidated Income Statement.

Under the Share Purchase and Sale Agreement, the Company structured the purchase transaction as an all cash share purchase with an initial payment of $36.2 million, net of cash acquired, and assumed working capital payables and debt at closing. The remaining purchase price will be paid in annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30 from 2011 through 2015. At the acquisition date, the Company recorded the preliminary fair value of the contingent consideration at $24 million. As the valuation of the business is still in process, this amount is subject to change with a corresponding adjustment to goodwill.

The estimated fair value of the liability for the contingent consideration recognized at June 30, 2011 was $23.8 million, of which an estimated $2.4 million is expected to be paid on August 31, 2011. The amount to be paid currently is recorded as “current portion of contingent consideration” in the Company’s Consolidated Balance Sheet as of June 30, 2011. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian Real and subject to foreign exchange fluctuation risk. The remaining balance of $21.4 million is recorded in the “long-term portion of contingent consideration” line item on the Company’s Consolidated Balance Sheet as of June 30, 2011. As the Company has not finalized its valuation of the contingent consideration, goodwill and the estimated fair value of the liability are subject to change in future filings within the purchase accounting measurement period as set forth in ASC 805. Although there is no contractual limit, total future, undiscounted contingent consideration payments can range between $2.4 million, which is the portion to be paid in August 2011, up to $52.1 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings as defined in the Share Purchase and Sale Agreement.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Also in accordance with ASC 805, the Company will revalue the contingent consideration liability driven by the earnout at each reporting date through the last payment with changes in the fair value of the contingent consideration reflected in the “Selling, general and administrative expenses” line item on the Company’s Consolidated Income Statement. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

The change in fair value of the contingent consideration recognized in the Consolidated Financial Statements for the year ended June 30, 2011 was income of $0.2 million.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for CDC and were recorded to the Company’s international reporting segment:

	000000000	000000000
	April 15, 2011
Consideration	(in thousands)
Initial cash payment, net of cash acquired	$36,228
Fair value of earnout obligation	23,952

Total consideration		$60,180
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable, net of allowance	21,378
Inventories	30,560
Prepaid expenses and other assets	3,575
Deferred income taxes	1,409
Property and equipment, net	1,741
Intangible assets	18,327
Other assets	16,013
Short-term borrowings	(1,277)
Accounts payable	(34,006)
Accrued expenses and other liabilities	(3,896)
Income taxes payable	(2,097)
Other long-term liabilities	(16,190)

Total identifiable net assets		35,537

Goodwill		$24,643

The Company used a combination of the market, cost and income approaches to estimate the fair values of the CDC’s assets acquired and liabilities assumed.

The Company included an estimated $14.1 million in other long-term liabilities for contingent, indemnification liabilities for provincial and local tax liabilities that were identified in the Company’s due diligence process. The Company is able to record equal and offsetting indemnification assets in other assets as the contingencies were escrowed in the Share Purchase and Sale Agreement. As part of the initial payment, the sellers placed $27.4 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement to provide for potential indemnification liabilities. However, indemnity claims can be made up to the purchase price. The estimated undiscounted range of indemnification assets and corresponding contingent liabilities is between $5.1 million and $22.9 million.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

CDC contributed revenues of approximately $29.6 million and net income of $0.7 million for the period of April 15, 2011 to June 30, 2011. CDC net income for the period includes approximately $0.1 million of acquisition-related costs as well as $0.7 million of incremental amortization expense related to the portion of the purchase price allocated to the identified intangible assets in the table below:

Amount
Indentified intangible assets	(in thousands)
Trade names (2 year useful life)	$2,746
Customer relationships (7 year useful life)	14,687
Non-compete agreements (5 year useful life)	894

Total identified intangible assets	$18,327

The amounts recognized for the abovementioned intangible assets are preliminary and subject to change as the Company is still in process of finalizing its valuation of assets acquired and liabilities assumed. The weighted average amortization period is six years.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2009 based on the preliminary purchase price allocation:

	June 30,
	2011	2010
Unaudited, Supplemental Pro Forma Information	(in thousand, except per share information)
Net sales	$2,786,905	$2,247,721
Net income	$75,982	$53,232
Diluted earnings per share	$2.79	$1.98

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting CDC’s results to reflect the additional amortization that would have been recorded assuming the preliminary fair value of the identified intangibles had been recorded as of July 1, 2009. Also, the pro forma amounts reflect the acquisition-related costs incurred by the Company of approximately $1.1 million in 2011 as incurred in fiscal 2010.

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Others, the Company performs its annual goodwill impairment test at the end of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. These reporting units are also the Company’s operating segments. During fiscal years 2011, 2010 and 2009, no impairment charges related to goodwill were recorded.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Changes in the carrying amount of goodwill for the years ended June 30, 2011 and 2010, by reporting segment, are as follows:

	00000000	00000000	00000000
	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2009	$20,081	$14,006	$34,087
Goodwill acquired during 2010	-	712	712
Fluctuations in foreign currencies	-	(1,014)	(1,014)

Balance as of June 30, 2010	$20,081	$13,704	$33,785
Goodwill acquired during 2011	-	24,643	24,643
Fluctuations in foreign currencies	-	662	662

Balance as of June 30, 2011	$20,081	$39,009	$59,090

During the fiscal year ended June 30, 2011, the Company’s goodwill balances increased due to the acquisition of CDC in April, 2011. The goodwill recognized in conjunction with the CDC acquisition is attributable to the depth and breadth of services that it can provide to South America’s largest economy, its vast geographical reach beyond that of other distributors in Brazil and its large, specialty product mix that is atypical for the region. The Company expects all of the goodwill acquired with CDC to be deductible for Brazilian tax purposes. During the fiscal year ended June 30, 2010, the Company’s goodwill balances increased due to the acquisition of Algol Europe in November 2009. All other changes in goodwill are due to fluctuations in foreign exchange rates on foreign currency denominated amounts.

The following table shows the Company’s identifiable intangible assets as of June 30, 2011 and 2010, respectively. These balances are included on the Consolidated Balance Sheet within other assets:

	00000000	00000000	00000000	00000000	00000000	00000000
	June 30, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$34,515	$6,989	$27,526	$20,083	$5,497	$14,586
Debt issue costs	1,139	625	514	885	427	458
Trade names	2,743	286	2,457	947	947	-
Non-compete agreements	2,310	1,085	1,225	2,987	2,112	875
Distributor agreement	705	74	631	598	23	575

Total	$41,412	$9,059	$32,353	$25,500	$9,006	$16,494

In fiscal 2011, the Company wrote off the gross carrying amount and corresponding accumulated amortization for fully amortized customer lists, non-compete agreements and trade names in the amounts of $0.3 million, $1.8 million and $1.0 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

The weighted average amortization period for all intangible assets for the years ended June 30, 2011, 2010 and 2009 was approximately 10 years, 12 years, and 13 years, respectively. Amortization expense for the years ended June 30, 2011, 2010 and 2009 was $3.0 million, $2.0 million and $2.6 million, respectively. Estimated future amortization expense is as follows:

Amortization expense
(in thousands)
Year Ended June 30,
2012	$5,743
2013	4,909
2014	3,509
2015	3,698
2016	3,676
Thereafter	10,818

$32,353

(7)	Short Term Borrowings and Long Term Debt

Short-Term Borrowings

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The outstanding balances at June 30, 2011 and 2010 are as follows:

	000000	000000
	June 30, 2011	June 30, 2010
	(in thousands)
Short-term borrowings	$3,164	$-

Revolving Credit Facility

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of June 30, 2011 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. In October 2009, it was determined that the Company was not in compliance with a specific intercompany loan covenant within the agreement since June 30, 2008. This default was due to a technical misunderstanding of the underlying legal agreement which was immediately waived and the agreement amended to allow for such transactions in the future. The Company determined that revisions to prior period financial statements were not necessary. The Company was in compliance with all covenants under the credit facility as of June 30, 2011. The outstanding balances at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
	(in thousands)
Revolving credit facility	$26,513	$-

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Throughout the year ended June 30, 2011, the Company borrowed $769.5 million on the revolving credit facility. The Company repaid $743.9 million. Net cash flows on the revolving credit facility for the year-to-date period were $25.6 million. The $0.9 million difference between the net cash flows and the $26.5 million ending balance is due to translating euro borrowings and repayments at the average exchange rate each month and the ending euro balance at the period ending spot rate. The average daily balance on the revolving credit facility was $14.2 million for the year ended June 30, 2011. There was $223.5 million available for additional borrowings as of June 30, 2011, and there were no letters of credit issued.

For the year ended June 30, 2010, the Company borrowed $141.9 million on the revolving credit facility. The Company repaid $141.9 million. Net cash flows for the year-to-date period netted to zero. The average daily balance on the revolving credit facility was $1.4 million for the year ended June 30, 2010. There was $250.0 million available for additional borrowings as of June 30, 2010, and there were no letters of credit issued.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of June 30, 2011, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payment terms of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of June 30, 2011, the Company was in compliance with all covenants under this note payable.

The balances on the bond and promissory note as of June 30, 2011 and 2010 are as follows:

	0000000	0000000
	June 30, 2011	June 30, 2010
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.0% variable interest rate at June 30, 2011 and maturing on September 1, 2032	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.84% variable interest rate at June 30, 2011 and maturing on September 28, 2012 (see Note 8)	25,000	25,000

	30,429	30,429
Less current portion	-	-

Long-term portion	$30,429	$30,429

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

The book value of debt listed above is considered to approximate fair value, as our debt instruments are indexed to LIBOR or the prime rate using the market approach.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2011 are as follows:

Long- Term Debt
(in thousands)
Fiscal year:
2012	$3,164
2013	51,513
2014	-
2015	-
2016	-
Thereafter	5,429

Total principal payments	$60,106

(8)	Derivatives and Hedging Activities

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

Foreign Currency – the Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. At June 30, 2011, the Company had contracts outstanding with notional amounts of $76.8 million to exchange foreign currencies, including the US Dollar, Euro, British Pound, Canadian Dollar, and Mexican Peso. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	0000000000	0000000000	0000000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Net foreign exchange derivative contract (loss) gain	$(2,706)	$(1,065)	$5,147

Net foreign currency transactional and remeasurement gain (loss)	$1,741	$826	$(6,734)

Net foreign currency transactional and remeasurement (loss)	$(965)	$(239)	$(1,587)

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

Interest Rates – the Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap agreements. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap was a liability of $0.2 million as of June 30, 2011. To date, there has not been any ineffectiveness associated with this instrument, and there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	$(276)	$(276)
	Fiscal Year Ended June 30,
	2011	2010
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$859	$859
Unrealized gain (loss) in fair value of interest swap rates	(119)	(626)

Net increase (decrease) in accumulated other comprehensive income (loss)	$740	$233
Income tax effect	(272)	(85)

Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$468	$148

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of June 30, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)

Derivative assets(a):
Foreign exchange contracts	$-	$165

Derivative liabilities(b):
Foreign exchange contracts	$-	$(236)
Interest rate swap agreement	$(215)	$-

(a)	All derivative assets are recorded as prepaid expense and other assets in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Consolidated Balance Sheets.

(9)	Fair Value of Financial Instruments

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

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above categories as of June 30, 2011:

	unobservable	unobservable	unobservable	unobservable
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments(1)	$12,926	$12,926	$-	$-

Total assets at fair value	$12,926	$12,926	$-	$-

Liabilities:
Derivative instruments(2)
Forward foreign currency exchange contracts	$71	-	$71	$-
Interest rate swap liability	215	-	215	-
Liability for contingent consideration, current and non-current	23,794	-	-	23,794

Total liabilities at fair value	$24,080	$-	$286	$23,794

(1)

These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees. as well as the Founder’s SERP. As of June 30, 2011, approximately $3.1 million was considered current.

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

The Company recorded a contingent consideration liability at the acquisition date representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. As the Company is still finalizing the valuation process, the fair value of the liability recorded at the acquisition date is subject to change with the corresponding change to goodwill. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the “selling, general and administrative expenses” line item in the Consolidated Income Statement. The Company remeasured the fair value at June 30, 2011. The change in fair value is driven primarily by changes to the discounted cash flow analysis as actual results for the first twelve month earnout period varied from the initial projections, partially offset by normal lapse of time in the discount period. Refer to Note 5 for further details.

The table below provides a summary of the changes in fair value of the Company’s only financial asset or liability, the contingent consideration for the CDC earnout that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2011:

Contingent Consideration for the Year Ended June 30, 2011
(in thousands)
Fair value at beginning of period	$-
Issuance of contingent consideration	23,952
Change in valuation	(128)
Fluctuation due to foreign currency exchange	(30)

Fair value at end of period	$23,794

There were no Level 3 assets or liabilities in the prior fiscal year.

(10)	Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from four share-based compensation plans (the 1993 Incentive Stock Option Plan, the 1997 Stock Incentive Plan, the 2002 Long-Term Incentive Plan, and the 2003 Director Plan), two of which (the 2002 Long-Term Incentive Plan and the 2003 Director Plan) are available for future grants. As of June 30, 2011, there were 2,073,794 and 100,100 shares available for future grant under the 2002 Long-Term Incentive Plan and the 2003 Director Plan, respectively. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award (“RSA”) or a restricted stock unit (“RSU”). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. RSUs represent the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,771	$4,698	$4,168
Equity classified restricted stock	3,106	1,367	570

Total share-based compensation	$4,877	$6,065	$4,738

Stock Options

During the fiscal year ended June 30, 2011, the Company granted 165,000 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

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

The Company used the following weighted average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2011	2010	2009
Expected term	6.88 years	6.82 years	5.12 years
Expected volatility	42.92%	46.27%	45.73%
Risk-free interest rate	2.56%	2.89%	1.67%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per option	$17.21	$12.43	$7.49

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

A summary of our stock option plans is presented below:

	$14,731,784	$14,731,784	$14,731,784	$14,731,784
	Fiscal Year Ended June 30, 2011
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	2,198,900	$25.58
Granted during the period	165,000	36.11
Exercised during the period	(362,805)	19.36
Cancelled, forfeited, or expired during the period	(31,618)	32.89

Outstanding, end of year	1,969,477	27.47	6.10	$19,712,906

Vested and expected to vest at June 30, 2011	1,968,468	27.47	6.10	$19,701,875

Exercisable, end of year	1,524,467	$27.82	5.38	$14,731,784

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2011 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2011, 2010, and 2009 was $5.2 million, $1.6 million, and $2.4 million.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

A summary of the status of the Company’s unvested shares is presented below:

	Fiscal Year Ended June 30, 2011
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	622,307	$22.98	$9.79
Granted	165,000	36.11	17.21
Vested	(339,262)	25.06	10.20
Cancelled or forfeited	(3,035)	19.96	6.28

Unvested, end of year	445,010	$26.29	$12.25

As of June 30, 2011 there were approximately $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of shares vested during the fiscal years ended June 30, 2011, 2010, and 2009 is $3.5 million, $4.3 million and $3.6 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 3.67	-	-	$-	-	$-
$ 3.67 - $ 7.34	-	-	$-	-	$-
$ 7.34 - $11.01	18,752	0.43	$10.62	18,752	$10.62
$11.01 - $14.68	97,026	1.27	$12.86	97,026	$12.86
$14.68 - $18.35	481,871	7.04	$18.03	305,481	$17.97
$18.35 - $22.01	18,800	2.43	$21.58	18,800	$21.58
$22.01 - $25.68	200,850	7.14	$24.52	97,230	$24.53
$25.68 - $29.35	83,000	4.52	$27.48	83,000	$27.48
$29.35 - $33.02	449,908	5.52	$31.35	449,908	$31.35
$33.02 - $36.69	619,270	6.71	$35.93	454,270	$35.86

	1,969,477	6.10	$27.47	1,524,467	$27.82

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2011, the Company elected to grant 144,968 shares of restricted stock to employees and non-employee directors, of which 6,000 of these shares were issued in the form of RSU’s:

	Fiscal Year Ended June 30, 2011
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on promotions	2,200	August 24, 2010	$24.77	Annually over 3 years
Certain employees	89,760	December 3, 2010	$31.13	Annually over 3 years
Certain employees	30,040	May 4, 2011	$36.17	Annually over 3 years
Executive officers, vesting based on certain service and performance conditions	12,268	June 6, 2011	$35.05	Annually over 3 years
Non-Employee Directors (1)	10,700	May 4, 2011	$36.17	6 months

(1)

Per the Amended and Restated Director’s Equity Compensation Plan, non-employee directors will receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted will be established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded to each non-employee director will be determined by dividing $80,000 by the fair market value of the common stock on the date of grant. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement, or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2011
	Shares	Weighted Average Grant Date Fair- Value
Outstanding, beginning of year	172,288	$23.33
Granted during the period	144,968	32.78
Vested during the period	(69,452)	23.02
Cancelled, forfeited, or expired during the period	(6,719)	26.06

Outstanding, end of year	241,085	$23.13

As of June 30, 2011, there was approximately $5.6 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.04 years.

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(11)	Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended that covers all employees located in the United States meeting certain eligibility requirements. The Company provided a matching contribution for each period which was equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800. The Company determines its matching contributions annually and can make discretionary contributions in addition to matching contributions. Employer contributions are vested based upon tenure over a five-year period.

	00000000	00000000	00000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Matching contributions	$419	$395	$419
Discretionary contributions	5,952	3,200	4,400

Total contributions	$6,371	$3,595	$4,819

Internationally, the Company contributes to either plans required by local governments or to various employee annuity plans. Additionally, the Company maintains a non-qualified, unfunded, deferred compensation plan that allows eligible executives to defer a portion of their compensation in addition to receiving discretionary matching contributions from the Company. Employer contributions are vested over a five-year period

In March 2011, the Company made a $2.4 million contribution to the Founder’s SERP for the Company’s founder and former Chief Executive Officer who retired in March 2011. The SERP investments are included within the deferred compensation plan investments referenced in Note 9.

(12)	Income Taxes

Income tax expense (benefit) consists of:

	00000000	00000000	00000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Current:
Federal	$34,782	$27,749	$20,444
State	248	1,104	(314)
Foreign	5,008	2,922	5,626

Total current	40,038	31,775	25,756

Deferred:
Federal	(168)	(4,410)	2,253
State	(9)	(323)	191
Foreign	(1,498)	(113)	(234)

Total deferred	(1,675)	(4,846)	2,210

Provision for income taxes	$38,363	$26,929	$27,966

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	00000000	00000000	00000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
U.S. Federal income tax at statutory rate	$39,160	$26,509	$26,479
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	625	935	(81)
Tax credits	(312)	(633)	(175)
Valuation allowance	(195)	(128)	21
Effect of foreign operations, net	(2,054)	(1,342)	(162)
Stock compensation	239	580	548
Other	900	1,008	1,336

Provision for income taxes	$38,363	$26,929	$27,966

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	00000000	00000000
	June 30,
	2011	2010
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$2,857	$4,164
Inventories	11,310	7,891
Nondeductible accrued expenses	2,204	974
Net operating loss carryforwards	452	290
Tax credits	241	643
Deferred compensation	4,822	3,132
Stock compensation	2,868	4,857

Total deferred tax assets	24,754	21,951
Valuation allowance	(517)	(712)

Total deferred tax assets	24,237	21,239
Deferred tax liabilities derived from:
Timing of amortization deduction from intangible assets	(2,717)	(2,317)
Timing of depreciation and other deductions for building and equipment	(238)	(459)

Total deferred tax liabilities	(2,955)	(2,776)

Net deferred tax assets	$21,282	$18,463

The components of pretax earnings are as follows:

	0000000000	0000000000	0000000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Domestic	$96,436	$65,566	$59,957
Foreign	15,450	10,175	15,697

Worldwide pretax earnings	$111,886	$75,741	$75,654

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

At June 30, 2011, the Company has: (i) gross net operating loss carry forwards of approximately $0.1 million for U.S. Federal income tax purposes that will begin to expire in 2020; (ii) gross net operating loss carry forwards of approximately $0.9 million for state income tax purposes, (iii) foreign gross net operating loss carry forwards of approximately $1.2 million and (iv) state income tax credit carry forwards of approximately $0.1 million that will begin to expire in 2025. As of June 30, 2011, the Company has established a full valuation reserve against the foreign net operating loss carry forwards, and, for both periods, a valuation allowance of less than $0.1 million for state net operating losses where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $57.2 million at June 30, 2011. If these earnings were remitted to the U.S. they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $8.2 million.

As of June 30, 2011, the Company had gross unrecognized tax benefits of $2.1 million, $1.8 million of which, if recognized, would affect the effective tax rate. This reflects no change on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009
	(in thousands)
Beginning Balance	$2,257	$2,309	$1,976
Additions based on tax positions related to the current year	252	-	173
Additions for tax positions of prior years	155	307	182
Reduction for tax positions of prior years	(559)	(359)	(22)
Settlements	-	-	-

Ending Balance	$2,105	$2,257	$2,309

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, the Company had approximately $0.9 million accrued for interest and penalties, of which $0.2 million was a current period expense.

(13)	Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through September 2017. Lease expense and future minimum lease payments under operating leases are as follows:

	00000000	00000000	00000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Lease expense	$4,989	$4,430	$4,400

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

00000000
Payments
(in thousands)
Fiscal Year Ended June 30,
2012	$4,816
2013	4,043
2014	3,268
2015	2,459
2016	2,278
Thereafter	2,525

Total future minimum lease payments	$19,389

On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The term of the lease is 120 months with 2 consecutive 5-year extension options.

Commitments and Contingencies

A majority of the Company’s net revenues in 2011, 2010 and 2009 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

In fiscal 2010, the Company began devoting resources to the implementation of a global ERP system. The Company has spent approximately $18.5 million on implementation of the new ERP system as of June 30, 2011. The expected cash flow impact of this project will be in the range of $8 to $15 million in fiscal 2012 and $4 to $5 million in fiscal 2013. The Company expects total expense for the project to be within $30.5 to $38.5 million, which includes cost of internal personnel and outside consultants. These costs will be financed using cash flow from operations and the revolving credit facility.

(14)	Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) electronic security products and wireless infrastructure products through the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically dispersed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 5% of the Company’s consolidated net sales for the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America aggregated with Europe, offers AIDC and POS equipment as well as communications products to more than 16,000 resellers and integrators of technology products. Additionally, the Company offers security products in Latin America. Of this segment’s customers, no single account represented more than 2% of the Company’s consolidated net sales during the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Consolidated Financial Statements.

Selected financial information for each business segment is presented below:

	0000000000	0000000000	0000000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Sales:
North American distribution	$2,048,767	$1,688,663	$1,527,656
International distribution	643,863	448,967	347,825
Less intersegment sales	(26,099)	(22,651)	(27,512)

	$2,666,531	$2,114,979	$1,847,969

Depreciation and amortization:
North American distribution	$4,246	$4,730	$5,833
International distribution	2,416	1,334	948

	$6,662	$6,064	$6,781

Operating income:
North American distribution	$90,406	$64,342	$56,261
International distribution	22,703	11,434	17,857

	$113,109	$75,776	$74,118

Assets:
North American distribution	$958,825	$784,559	$689,865
International distribution	223,362	75,191	58,766

	$1,182,188	$859,750	$748,631

Capital expenditures:
North American distribution	$14,366	$5,344	$3,513
International distribution	503	262	142

	$14,869	$5,606	$3,655

Selected financial information by product category is presented below:

	0000000000	0000000000	0000000000
	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Sales by Product Category:
POS, barcoding and security products	$1,615,461	$1,300,525	$1,161,956
Communication products	1,051,070	814,454	686,013

	$2,666,531	$2,114,979	$1,847,969

SCANSOURCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(15)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	00000000	00000000	00000000
	2011	2010	2009
	(in thousands)
Currency translation adjustment	$3,768	$(11,127)	$3,918
Unrealized gain (loss) on fair value of interest rate swap	(139)	(607)	(755)

Accumulated other comprehensive income	3,629	(11,734)	3,163

(16)	Related Party Transactions

During fiscal years 2011, 2010, and 2009, the Company had sales of $5.1 million, $3.7 million, and $3.2 million, respectively, to companies affiliated with the former minority shareholder of Netpoint, the legacy company of ScanSource LatinAmerica’s Miami based operations. At June 30, 2011 and 2010, accounts receivable from these companies totaled $1.2 million and $0.7 million, respectively.

During fiscal year 2009, the Company had sales of $9.0 million to a company affiliated with a former member of management. There has been no sales activity since fiscal 2009. There were no accounts receivable from this company at June 30, 2011 and 2010, respectively.

During fiscal year 2011, the Company had sales of $0.2 million to companies affiliated with a former shareholder of CDC in Brazil. As of June 30, 2011, accounts receivable from these customers were less than $0.1 million.

During fiscal 2011, the Company had purchases of $0.4 million of a vendor affiliated with the former CEO and current member on the Board of Directors. At June 30, 2011, accounts payable to this vendor was $0.1 million.

(17)	Subsequent Events

In accordance with ASC 855 – Subsequent Events, the Company evaluated events occurring between from the end of the most recent fiscal year through the date the financial statements were filed with the SEC.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2011, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 excluded CDC Brasil, S.A. (“CDC”), which was acquired by the Company on April 15, 2011. CDC constituted 10.1% and 3.1% of total and net assets, respectively, as of June 30, 2011 and 1.1% and 0.9% of revenues and net income, respectively, for the year then ended. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2011, a definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to the information presented under the headings “Board of Directors and Executive Officers,” “Corporate Governance Matters – Section 16(a) Beneficial Reporting Compliance,” “Corporate Governance Matters – Code of Ethics,” “Corporate Governance Matters – Independent Directors,” and “Corporate Governance Matters – Board Meetings and Committees – Audit Committee,” in the Company’s 2011 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2011.

ITEM 11.	Executive Compensation.

Incorporated herein by reference to the information presented under the headings “Executive Compensation,” “Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s 2011 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information presented under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2011 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to the information presented under the heading “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Independent Directors” in the Company’s 2011 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2011.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the headings “Proposal Four – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services” and “Proposal Four – Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s 2011 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2011.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. For a list of the financial statements included in this Annual Report on Form 10-K, see “Index to the Financial Statements” on page 34.

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

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

SCHEDULE II

SCANSOURCE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Valuation account for trade and notes receivable:

Year ended June 30, 2009	$17,244	6,404	(6,696)	(69)	$16,883

Trade and current note receivable allowance					$16,883

Long-term note allowance					$-

Year ended June 30, 2010	$16,883	10,854	(7,097)	1,267	$21,907

Trade and current note receivable allowance					$21,907

Long-term note allowance					$-

Year ended June 30, 2011	$21,907	7,488	(11,098)	8,265	$26,562

Trade and current note receivable allowance					$26,562

Long-term note allowance					$-

(1)	“Reductions” amounts represent write-offs for the years indicated.
(2)

“Other” amounts include recoveries and the effect of foreign currency fluctuations. The amount in 2011 includes $3.9 million of recoveries and $3.1 million of accounts receivable reserves acquired with CDC Brasil, S.A., on April 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2011

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 29, 2011
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 29, 2011
Michael L. Baur	(principal executive officer)

/s/ RICHARD P. CLEYS	Vice President and Chief Financial Officer,	August 29, 2011
Richard P. Cleys	(principal financial and accounting officer)

/s/ MICHAEL J. GRAINGER	Director	August 29, 2011
Michael J. Grainger

/s/ STEVEN H. OWINGS	Director	August 29, 2011
Steven H. Owings

/s/ JOHN P. REILLY	Director	August 29, 2011
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 29, 2011
Charles R. Whitchurch

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Share Purchase and Sale Agreement by and among ScanSource DO Brasil Participacoes LTDA as Buyer, Alexandre Machado De Campos Conde, Marcelo Duarte Hirsch, Gustavo Conde, Rosania De Souza Possebom, Juliane Possebom, Daniele Possebom, Gabriela Possebom, Adolar Nardes Junior and Caio Vinicius Domingos Nardes as Sellers; and CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, AECO Participacoes LTDA, Rhouse Participacoes LTDA and Nardes Administracao LTDA (as Agreeing Parties) dated April 7, 2011		8-K		2.1	4/15/11

3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/04	3.1	2/3/05

3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2008		8-K		3.1	12/9/08

4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/94

	Executive Compensation Plans and Arrangements

10.1	1993 Incentive Stock Option Plan, as amended, of the Registrant and Form of Stock Option Agreement		S-1		10.10	1/23/97

10.2	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/99	10.13	9/28/99

10.3	ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan		10-Q	12/31/10	10.1	2/4/11

10.4	Form of Restricted Stock Award (for ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan)		10-Q	3/31/11	10.3	5/6/11

10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/09

10.6	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/10	10.2	2/4/11

10.7	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/10	10.3	2/4/11

10.8	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/10	10.4	2/4/11

10.9	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/10	10.5	2/4/11

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

10.10	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/08	10.1	2/4/09

10.11	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/08	10.2	2/4/09

10.12	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/08	10.3	2/4/09

10.13	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.2	12/7/09

10.14	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.3	12/7/09

10.15	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.4	12/7/09

10.16	Founder’s Supplemental Executive Retirement Plan Agreement		10-Q	3/31/11	10.2	5/6/11

10.17	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2005		10-Q	9/30/09	10.2	11/9/09

10.18	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Michael L. Baur	X

10.19	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Richard P. Cleys	X

10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and R. Scott Benbenek	X

10.21	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Andrea D. Meade	X

10.22	Amended and Restated Employment Agreement, dated June 6, 2011, between the Registrant and John J. Ellsworth	X

10.20	Form of Amendment to Stock Option Agreement and Promise to Make Cash Payment for Andrea D. Meade and R. Scott Benbenek		10-Q	12/31/07	10.1	2/6/08

10.21	Amendment to Stock Option Agreement and Promise to Make Cash Payment for Richard P. Cleys and Bobby McLain		10-Q	12/31/07	10.2	2/6/08

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

10.22	Description of Option Remediation for Certain Executive Officers and Directors		10-Q	12/31/07	10.3	2/6/08

10.23	Form of Restricted Stock Award Certificate for R. Scott Benbenek, dated May 21, 2009		10-K	6/30/09	10.19	8/27/09

10.24	Form of Restricted Stock Award Certificate for Andrea D. Meade, dated May 21, 2009		10-K	6/30/09	10.20	8/27/09

10.25	Form of Restricted Stock Award Certificate for John J. Ellsworth, dated May 17, 2010		10-K	6/30/10	10.24	8/26/10

10.26	Form of Restricted Stock Award Agreement for R. Scott Benbenek, dated June 6, 2011	X

10.27	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011	X

10.28	Form of Restricted Stock Award Agreement for Richard P. Cleys, dated June 6, 2011	X

	Bank Agreements

10.29	Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks		10-K	6/30/04	10.19	9/10/04

10.30	First Amendment dated as of May 13, 2005 to Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Hibernia National Bank as Banks		10-K	6/30/05	10.25	9/1/05

10.31	Letter Agreement and Consent dated July 3, 2006 amending the Amended and Restated Credit Agreement dated as of July 16, 2004 among ScanSource, Inc., Netpoint International, Inc., 4100 Quest, LLC, and Partner Services, Inc., ScanSource Europe SPRL, ScanSource Europe Limited and ScanSource UK Limited, Branch Banking and Trust Company of South Carolina, as Administrative Agent and a Bank, Wachovia Bank, National Association, as		10-K	6/30/06	10.30	9/1/06

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
	Syndication Agent and an Other Currency Lender, and Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks

10.32	Waivers dated as of November 7, 2006 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	12/31/06	10.1	6/18/07

10.33	Amendment dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	3/31/07	10.1	6/18/07

10.34	Waivers dated as of February 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A.		10-Q	3/31/07	10.2	6/18/07

10.35	Third Amendment dated as of April 20, 2007 to its Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A. (formerly Hibernia National Bank) as Banks		10-K	6/30/07	10.25	8/29/07

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.36	Waivers dated as of May 14, 2007 to Amended and Restated Credit Agreement dated as of July 16, 2004, as amended, among ScanSource, Inc., Netpoint International, Inc., Scansource Europe Limited, Scansource UK Limited, 4100 Quest, LLC, Partner Services, Inc. and T2 Supply, Inc., Branch Banking and Trust Company of South Carolina, Wachovia Bank, National Association, Fifth Third Bank, First Tennessee Bank National Association and Capital One, N.A		10-K	6/30/07	10.28	8/29/07

10.37	Credit Agreement dated as of September 28, 2007, among ScanSource, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto and, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank, Wachovia Bank, N.A. as Syndication Agent, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger		8-K		10.1	10/1/07

10.38	Amendment No. 1 to Credit Agreement and Waiver entered into as of October 30, 2009, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto		10-Q	9/30/09	10.1	11/9/09

10.39	Amendment No. 2 to Credit Agreement entered into as of April 8, 2011, among ScanSource, Inc., the subsidiary Borrowers party hereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto		10-Q	3/31/11	10.1	5/6/11

	Other Agreements

10.40+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	6/30/07	10.26	8/29/07

10.41	Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC, a wholly owned subsidiary of ScanSource, Inc., and Kansas City Life Insurance Company		10-K	6/30/08	10.31	8/28/08

10.42	Amendment dated as of January 18, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company		10-K	6/30/08	10.32	8/28/08

10.43	Amendment dated as of January 30, 2008 to Purchase and Sale Agreement dated December 13, 2007 between 4100 Quest, LLC and Kansas City Life Insurance Company		10-K	6/30/08	10.33	8/28/08

10.44+	US Avaya Contract with ScanSource, Inc.		10-K	6/30/10	10.39	8/26/10

10.45+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.		10-K	6/30/10	10.40	8/26/10

10.46+	Letter Agreement with US Motorola		10-K	6/30/10	10.41	8/26/10

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

21.1	Subsidiaries of the Company	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Consent Order for Final Approval of Settlement		8-K		99.1	6/19/09

99.2	Stipulation of Compromise and Settlement, dated as of April 15, 2009		8-K		99.1	4/15/09

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

101++	The following materials from our Annual Report on Form 10-K for the year ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010, (ii) the Condensed Consolidated Income Statements for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, (iii) the Condensed Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text	X

+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

++

The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.