Form 10-Q
period 2011-09-30
SCANSOURCE INC
filed 2011-11-04
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarterly Period Ended September 30, 2011

Commission File Number: 000-26926

ScanSource, Inc.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Logue Court

Greenville, South Carolina, 29615

(Address of principal executive offices)

(864) 288-2432

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post to such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, no par value per share	27,187,770 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

September 30, 2011

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2011. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$37,252	$28,747
Accounts receivable, less allowance of $26,316 at September 30, 2011 and $26,562 at June 30, 2011	478,675	462,102
Inventories	481,253	467,350
Prepaid expenses and other assets	42,421	35,421
Deferred income taxes	15,371	15,894

Total current assets	1,054,972	1,009,514

Property and equipment, net	37,984	36,819
Goodwill	55,310	59,090
Other assets, including identifiable intangible assets	68,371	76,765

Total assets	$1,216,637	$1,182,188

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of revolving credit facility	$24,573	$—
Short-term borrowings	4,079	3,164
Current portion of contingent consideration	2,140	2,398
Accounts payable	390,045	406,453
Accrued expenses and other liabilities	59,400	60,157
Income taxes payable	11,500	5,175

Total current liabilities	491,737	477,347

Long-term debt	30,429	30,429
Borrowings under revolving credit facility	44,958	26,513
Long-term portion of contingent consideration	19,113	21,396
Other long-term liabilities	32,742	39,109

Total liabilities	618,979	594,794

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,172,770 and 27,109,932 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	127,335	123,608
Retained earnings	478,536	460,157
Accumulated other comprehensive income (loss)	(8,213)	3,629

Total shareholders’ equity	597,658	587,394

Total liabilities and shareholders’ equity	$1,216,637	$1,182,188

June 30, 2011 results are derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended September 30,
	2011	2010
Net sales	$770,259	$634,530
Cost of goods sold	691,169	571,049

Gross profit	79,090	63,481
Selling, general and administrative expenses	46,569	38,633
Change in fair value of contingent consideration	894	—

Operating income	31,627	24,848

Interest expense	486	366
Interest income	(450)	(300)
Other (income) expense, net	3,530	373

Income before income taxes	28,061	24,409
Provision for income taxes	9,681	8,701

Net income	$18,380	$15,708

Per share data:
Net income per common share, basic	$0.68	$0.59

Weighted-average shares outstanding, basic	27,138	26,713

Net income per common share, diluted	$0.67	$0.58

Weighted-average shares outstanding, diluted	27,551	26,992

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Quarter ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$18,380	$15,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,582	1,510
Allowance for accounts and notes receivable	1,447	2,098
Share-based compensation and restricted stock	1,772	1,186
Deferred income taxes	(1,483)	(61)
Excess tax benefits from share-based payment arrangements	(1,175)	(119)
Change in fair value of contingent consideration	894	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,603)	(48,783)
Inventories	(22,575)	7,935
Prepaid expenses and other assets	(6,205)	(5,441)
Other noncurrent assets	3,508	(4,782)
Accounts payable	(8,668)	3,535
Accrued expenses and other liabilities	(2,148)	6,371
Income taxes payable	7,710	1,607

Net cash provided by (used in) operating activities	(33,564)	(19,236)

Cash flows from investing activities:
Capital expenditures	(2,339)	(1,851)
Cash paid for business acquisitions, net of cash acquired	—	—

Net cash provided by (used in) investing activities	(2,339)	(1,851)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	1,151	(19)
Borrowings (repayments) on revolving credit, net	43,433	—
Exercise of stock options	719	172
Excess tax benefits from share-based payment arrangements	1,175	119

Net cash provided by (used in) financing activities	46,478	272

Effect of exchange rate changes on cash and cash equivalents	(2,070)	585

Increase (decrease) in cash and cash equivalents	8,505	(20,230)
Cash and cash equivalents at beginning of period	28,747	34,605

Cash and cash equivalents at end of period	$37,252	$14,375

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2011 and June 30, 2011, the results of operations for the quarters ended September 30, 2011 and 2010, and the statement of cash flows for the quarters ended September 30, 2011 and 2010. The results of operations for the quarters ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Business Description

ScanSource, Inc. is the leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America from Florida, Mexico and Brazil and serving Europe from Belgium. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

On April 15, 2011, the Company purchased all of the shares of CDC Brasil S.A., now operating under the name of CDC Brasil Distribuidora de Tecnologia Especiais Ltda. (“CDC”). CDC is the leading POS and Barcoding distributor in Brazil. The share purchase transaction was completed on April 15, 2011. CDC, headquartered in Curitiba, Brazil, is now included under the ScanSource Latin America operating unit.

(2) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2011 from the information included in Note 2 of the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains two zero-balance, disbursement accounts at separate financial institutions in which the Company does not maintain depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset outstanding checks from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $64.4 million and $73.6 million are recorded in accounts payable as of September 30, 2011 and June 30, 2011, respectively.

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendment becomes effective for interim and annual periods beginning after December 15, 2011, which will be the third quarter of fiscal 2012 for the Company. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will become effective for interim and annual periods beginning after December 15, 2011, which will be the third quarter of fiscal 2012 for the Company. The update will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current practice and will require companies to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently determining which method of presentation will be used in future filings.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended September 30, 2011:
Income per common share, basic	$18,380	27,138	$0.68

Effect of dilutive stock options	—	413

Income per common share, diluted	$18,380	27,551	$0.67

	Net Income	Shares	Per Share Amount
	(in thousands, except per share data)
Quarter ended September 30, 2010:
Income per common share, basic	$15,708	26,713	$0.59

Effect of dilutive stock options	—	279

Income per common share, diluted	$15,708	26,992	$0.58

For the quarters ended September 30, 2011 and 2010, there were 692,856 and 1,318,435 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(4) Comprehensive Income

Comprehensive income consists of the following:

	Quarter ended September 30,
	2011	2010
	(in thousands)
Net income	$18,380	$15,708
Unrealized gain on hedged transaction, net of tax	139	74
Changes in foreign currency translation adjustments	(11,981)	9,496

Comprehensive income	$6,538	$25,278

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2011	June 30, 2011
	(in thousands)
Currency translation adjustment	$(8,213)	$3,768
Unrealized gain (loss) on fair value of interest rate swap	—	(139)

Accumulated other comprehensive income	(8,213)	3,629

(5) Acquisitions

CDC Brasil, S.A.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of 100% of the shares of CDC, Brazil’s leading distributor of AIDC and POS solutions. This acquisition gives the Company an established presence in South America’s largest specialty technology market and will allow the Company to more easily scale its South American operations.

Under the Share Purchase and Sale Agreement, the Company structured the purchase transaction as an all cash share purchase with an initial payment of $36.2 million, net of cash acquired, and assumed working capital payables and debt at closing. The remaining purchase price will be paid in annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30, from 2011 through 2015.

The following table summarizes preliminary fair value assessment of the assets acquired and liabilities assumed as of the acquisition date:

	April 15, 2011
	(in thousands)
Consideration
Initial cash payment, net of cash acquired	$36,228
Fair value of earnout obligation	23,952

Total consideration		$60,180
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable, net of allowance	21,378
Inventories	30,560
Prepaid expenses and other assets	3,575
Deferred income taxes, net	1,409
Property and equipment, net	1,741
Intangible assets	18,327
Other assets	16,013
Short-term borrowings	(1,277)
Accounts payable	(34,006)
Accrued expenses and other liabilities	(3,896)
Income taxes payable	(2,097)
Other long-term liabilities	(16,190)

Total identifiable net assets		35,537

Goodwill		$24,643

The Company’s valuation of CDC’s identified intangibles, contingent consideration, pre-acquisition contingencies and goodwill is incomplete as of the date of the Company’s previous filing on the Company’s Form 10-K for the year ended June 30, 2011 as well as of the date of this filing on Form 10-Q for the quarter ended September 30, 2011. ASC 805, Business Combinations, allows a measurement period in which companies may have up to one year to complete valuations of acquired companies. The values assigned to identifiable intangible assets, pre-acquisition contingencies, contingent consideration and goodwill may change due to revised and more appropriate assumptions and methodologies used in the third-party valuation of CDC’s assets acquired and liabilities assumed. Additionally, the Company is still assessing the likelihood and valuation of the pre-acquisition contingencies identified in the due diligence process related to specific local tax contingencies. For events and circumstances existing on the acquisition date, significant changes to the purchase accounting will be retrospectively applied to the Company’s comparative financial statements in accordance with ASC 805 within the applicable measurement period. Any changes to CDC opening balances outside of the appropriate measurement period will be reflected through current period earnings.

The Company used a combination of the market, cost and income approaches to estimate the fair values of CDC’s assets acquired and liabilities assumed. The following table summarizes the amounts assigned to intangible assets from the purchase price:

Amount
(in thousands)
Indentified intangible assets
Trade names (2 year useful life)	$2,746
Customer relationships (6 year useful life)	14,687
Non-compete agreements (5 year useful life)	894

Total identified intangible assets	$18,327

The amounts recognized for the abovementioned intangible assets are preliminary and subject to change as the Company is still in process of finalizing its valuation of assets acquired and liabilities assumed. The weighted average amortization period is six years.

To estimate the fair value of the trade names, the Company used a form of the income approach using significant unobservable inputs (Level 3), in which the Company estimated the savings that would be realized from not having to pay a royalty for the use of the trade names. The Company identified reasonable market royalty rates that would be charged by a licensor to the licensee of the trade names and applied the market royalty rate to the revenue stream expected to be generated from using the trade names. The Company then tax-effected the royalty savings using the local corporate income tax rate and discounted the after-tax royalty savings over the estimated economic life of the asset.

To estimate the fair value of the customer relationships, the Company used a form of the income approach using significant unobservable inputs (Level 3), in which the Company estimated the value of the intangible asset by discounting future cash flows and applying charges for the Company’s other contributory assets. The Company identified various revenue streams to different sets of customers and adjusted future revenues for reseller attrition based on historical attrition rates. The Company then applied an estimated industry operating margin factor to applicable, projected revenues to estimate the total operating income from the existing customer relationships. The Company used an industry margin-based rate, because it was determined that any margin in excess of this rate was due to other factors not separately identifiable. Projected, after-tax operating margin was then reduced by the Company’s required rates of return for other contributory assets. The net cash flows attributable to customer relationships were then discounted to determine the amount allocated from the purchase price.

To estimate the fair value of the non-compete agreements, the Company used a form of the income approach using significant unobservable inputs (Level 3), in which the Company estimated the amount of revenue and operating income that would be lost if these key employees were not bound by the non-compete agreements and joined or started another a competing business. To do so, the Company estimated the market share that would be lost in future years, considering the favorable impact of the earnout that would reduce the likelihood of these key employees from leaving the Company through fiscal 2015. The Company then estimated the operating margin on the future, lost revenues and tax-effected that margin at the local corporate income tax rate. The after-tax projected operating margin was then discounted to determine the fair value of the non-compete agreements.

The discount rates used to calculate the present value of the cash flow streams of each of the identified intangible assets from the CDC acquisition was prepared on a debt-free basis, which excludes any provision for debt service and reflects the cash flows available for distribution to all suppliers of capital (both debt and equity). Accordingly, the discount rate applied to the free cash flows reflects the return required by all providers of capital weighted by their relative contribution to the total capital of the business (on a market value basis). This discount rate represents CDC’s weighted average cost of capital.

The fair value of the liability for the contingent consideration recognized at September 30, 2011 was $21.3 million, of which an estimated $2.1 million is expected to be paid during the quarter ended December 31, 2011. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company’s condensed consolidated balance sheet as of September 30, 2011. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The remaining balance of $19.1 million is recorded in the “long-term portion of contingent consideration” line item on the Company’s condensed consolidated balance sheet as of September 30, 2011. Although there is no contractual limit, total future undiscounted contingent consideration payments can range from $2.1 million, which is the portion expected to be paid during the quarter ended December 31, 2011, up to $52.1 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings as defined in the Share Purchase and Sale Agreement.

Also in accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the “change in fair value of contingent consideration” line item on the Company’s condensed consolidated income statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

The change in fair value of the contingent consideration recognized in the condensed consolidated financial statements for the quarter ended September 30, 2011 increased operating expenses by $0.9 million.

The Company included an estimated $14.1 million in other long-term liabilities for pre-acquisition contingencies for provincial and local tax liabilities that were identified in the Company’s due diligence process. The Company is able to record equal and offsetting indemnification assets as the contingencies were escrowed in the Share Purchase and Sale Agreement in other assets. As part of the initial payment, the sellers placed $27.4 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement. However, indemnity claims can be made up to the entire purchase price. The estimated undiscounted range of indemnification assets and corresponding contingent liabilities is between $5.1 million and $22.9 million. As the Company is still in the process of gathering more information regarding the timing and amounts of these escrowed contingencies, the liabilities and corresponding receivables from sellers are subject to change until settlement. Any changes based on facts that existed as of the acquisition date within the ASC 805 measurement period will be adjusted through purchase accounting and potentially the goodwill associated with the purchase of CDC. Subsequent to the ASC 805 measurement period, adjustments will be made through the income statement.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the quarter ended September 30, 2011, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2011	$20,081	$39,009	$59,090
Additions	—	—	—
Fluctuations in foreign currencies	—	(3,780)	(3,780)

Balance as of September 30, 2011	$20,081	$35,229	$55,310

There was no acquisition activity during the quarter ended September 30, 2011. The change in goodwill from June 30, 2011 relates entirely to foreign exchange fluctuations. As the Company’s valuation of the assets acquired and liabilities assumed with the April 15, 2011 purchase of CDC is preliminary, goodwill is subject to change within the ASC 805 measurement period.

Included within other assets described in the balance sheet are net identifiable intangible assets of $28.3 million and $32.4 million at September 30, 2011 and June 30, 2011, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, trade names and distributor agreements.

(7) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The outstanding balances at September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Short-term borrowings	$4,079	$3,164

Revolving Credit Facility

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable London Interbank Offered Rate (“LIBOR”) or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2011 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. The agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of September 30, 2011. The outstanding balances at September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Current portion of revolving credit facility	$24,573	$—
Long-term portion of revolving credit facility	44,958	26,513

Total borrowings on revolving credit facility	$69,531	$26,513

Subsequent to the quarter ended September 30, 2011, the Company amended and restated its $250 million revolving credit facility on October 11, 2011. Of the balance outstanding at September 30, 2011, $24.6 million was repaid by October 11, 2011 and classified as short-term. The remaining portion of the Company’s borrowings outstanding under the revolving credit facility are classified as long-term as the Company had the intent and ability to refinance them for a period exceeding 12 months from the balance sheet date.

During the quarter ended September 30, 2011, the Company borrowed $394.8 million on the revolving credit facility. The Company repaid $351.3 million during the same period. The net borrowing position at the end of the quarter was $69.5 million. Additionally, the average daily balance on the revolving credit facility was $53.6 million for the quarter ended September 30, 2011.

For the quarter ended September 30, 2010, the Company had no borrowings and repayments on the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of September 30, 2011, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payments of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until the principal balance is fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of this agreement, the Company has agreed not to encumber its headquarters’ property, except as permitted by the lender. As of September 30, 2011, the Company was in compliance with all covenants under this note payable.

Subsequent to the balance sheet date but before the date of this filing, the Company paid the $25 million promissory note in full with proceeds from the Amended and Restated Credit Agreement executed on October 11, 2011. As the Company had the intent and ability to refinance the note for a period exceeding 12 months from the balance sheet date, the note was classified as long-term.

The book value of debt listed above is considered to approximate fair value, as our debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria).

	September 30, 2011	June 30, 2011
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.04% variable interest rate at September 30, 2011 and maturing on September 1, 2032	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only, 0.87% variable interest rate at September 30, 2011 and maturing on September 28, 2012	25,000	25,000

	30,429	30,429
Less current portion	—	—

Long-term portion	$30,429	$30,429

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

Foreign Currency — The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible, and once these opportunities have been exhausted, through short term forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, euro, British pound, Canadian dollar, Mexican peso and Brazilian real. At September 30, 2011, the Company had contracts outstanding with notional amounts of $76.7 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended September 30,
	2011	2010
	(in thousands)
Net foreign exchange derivative contract gains (losses)	$(1,212)	$(1,468)
Net foreign currency transactional and re-measurement gains (losses)	(2,361)	1,079

Net foreign currency transactional and re-measurement gains (losses)	$(3,573)	$(389)

Interest Rates — The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap hedges. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25 million promissory note payable discussed in Note 7. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flow, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The swap expired on September 28, 2011. From the inception of the swap through expiration, there was not any ineffectiveness associated with the instrument. Currently, there are no other swap agreements outstanding.

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the condensed consolidated balance sheets for the quarters ended September 30, 2011 and 2010, respectively, are as follows:

	Quarter ended September 30,
	2011	2010
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$216	$214
Unrealized gain (loss) in fair value of interest swap rates	(1)	(95)

Net increase (decrease) in accumulated other comprehensive income (loss)	215	119
Income tax effect	(76)	(45)

Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$139	$74

The Company has the following derivative instruments located on the condensed consolidated balance sheets and income statements, utilized for the risk management purposes detailed above:

	As of September 30, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$140
Derivative liabilities (b):
Foreign exchange contracts	$—	$(28)

a)	All derivative assets are recorded as prepaid expense and other assets in the condensed consolidated balance sheets.
b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the condensed consolidated balance sheets.

(9) Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; and

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as of September 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion(1)	$12,433	$12,433	$—	$—
Forward foreign currency exchange contracts(2)	112	—	112	—

Total assets at fair value	$12,545	$12,433	$112	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Liabilities:
Forward foreign currency exchange contracts(2)	$—	$—	$—	$—
Liability for contingent consideration, current and non-current portion	21,253	—	—	21,253

Total	$21,253	$—	$—	$21,253

(1)	These investments are held in a rabbi trust and include mutual funds and cash equivalents for payment of certain non-qualified benefits for certain retired, terminated and active employees.
(2)	See Note 8, “Derivatives and Hedging Activities”. Foreign currency contracts are classified in the condensed consolidated balance sheet in Prepaid expenses and other assets or Accrued expenses and other liabilities, depending on the respective contracts’ favorable or unfavorable positions.

The Company’s foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria).

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. As the Company is still finalizing the valuation process, the fair value of the liability recorded at the acquisition date is subject to change with the corresponding change to goodwill. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the “change in fair value of contingent consideration” line item in the condensed consolidated income statement that is included in the calculation of operating income. The Company remeasured the fair value at September 30, 2011. The change in fair value is driven primarily by changes to the discounted cash flow analysis as actual results for the first twelve month earnout period varied from the initial projections and a change in the interest rate input, partially offset by the normal lapse of time in the discount period. Refer to Note 5 for further details.

The table below provides a summary of the changes in fair value of the Company’s only financial asset or liability, the contingent consideration for the CDC earnout that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2011:

	Contingent Consideration for quarter ended September 30,
	2011	2010
	(in thousands)
Fair value at beginning of period	$23,794	$—
Issuance of contingent consideration	—	—
Payments	—	—
Change in fair value	894	—
Fluctuation due to foreign currency translation	(3,435)	—

Fair value at end of period	$21,253	$—

(10) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2 of the notes to condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, (iv) physical security products and wireless infrastructure products sold by the ScanSource Security Distribution sales unit. These products are sold to more than 14,000 resellers and integrators of technology products that are geographically disbursed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s worldwide net sales for the quarters ended September 30, 2011 or 2010, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America aggregated with Europe, and offers AIDC and POS equipment as well as security and communications products to more than 16,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 1% of the Company’s worldwide net sales during the quarters ended September 30, 2011 or 2010, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements.

Selected financial information of each business segment is presented below:

	Quarter ended September 30,
	2011	2010
	(In thousands)
Sales:
North American distribution	$583,582	$501,364
International distribution	196,787	140,206
Less intersegment sales	(10,110)	(7,040)

	$770,259	$634,530

Depreciation and amortization:
North American distribution	$1,043	$1,134
International distribution	1,539	376

	$2,582	$1,510

Operating income:
North American distribution	$28,404	$21,420
International distribution	3,223	3,428

	$31,627	$24,848

Capital expenditures:
North American distribution	$2,190	$1,715
International distribution	149	136

	$2,339	$1,851

	September 30, 2011	June 30, 2011
	(in thousands)
Assets:
North American distribution	$1,019,207	$958,825
International distribution	197,430	223,363

	$1,216,637	$1,182,188

(11) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations. See Note 5 for discussion of pre-acquisition contingencies associated with the purchase of CDC.

(12) Income Taxes

The Company had approximately $2.2 million of total gross unrecognized tax benefits including interest for both periods ended September 30, 2011 and June 30, 2011. Of this total, approximately $1.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate in both periods. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2011, the Company had approximately $1.0 million accrued for interest and penalties, $0.1 million of which was a current period expense.

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

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates.

(13) Subsequent Events

On October 11, 2011, the Company amended and restated its $250 million revolving credit facility, due on September 28, 2012. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders.

At the Company’s option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, shall bear interest at a rate per annum equal to (i) the adjusted LIBOR plus an additional margin ranging from 1.00% to 2.25%, depending upon the Company’s ratio of funded debt to EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 1.25%, depending upon the Company’s Leverage Ratio, plus, if applicable, certain mandatory costs. In the case of loans denominated in foreign currencies, other than swingline loans, such loans shall bear interest at a rate per annum equal to the adjusted LIBOR plus an additional margin ranging from 1.00% to 2.25%, depending upon the Company’s Leverage Ratio, plus, if applicable, certain mandatory costs. All swingline loans shall bear interest based upon the adjusted LIBOR for a one-month interest period, floating daily, plus an additional rate ranging from 1.00% to 2.25%, depending upon the Company’s Leverage Ratio, or such other rate as the Company and the applicable Swingline lender may agree.

Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement as well as a pledge of the capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement.

Proceeds from the New Credit Agreement were used to pay the outstanding borrowings from the existing $250 million revolving credit facility as well as the Company’s $25 million unsecured promissory note. See Note 7 for further details regarding the accounting treatment of this subsequent event.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil and Belgium. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

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

Our objective is to continue to grow profitable sales in the technologies we distribute. In doing so, our management team faces numerous challenges that require attention and resources. First, certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution to an open distribution sales model. As this competition could affect both our market share and pricing of our products, our management may change strategy in order to effectively compete.

We have continued investing in Latin America and certain businesses within Europe by temporarily accepting lower than normal returns in the business in an effort to gain market share and customers. We are planning to implement a standardized Enterprise Resource Planning (ERP) system that is intended to be used throughout the world and provide operational efficiencies. The transition to the new ERP system may begin in some business units as early as 2012 and continue to transition other business units into 2013. And, we continue to evaluate strategic acquisitions to enhance our technological or geographic portfolio. This is our first full quarter of results with our most recent acquisition, CDC Brasil, S.A., now operating under the name of CDC Brasil Distribuidora de Tecnologia Especiais Ltda. (“CDC”). CDC is Brazil’s leading distributor of AIDC and POS solutions.

Specifically during the quarter, we consolidated the warehousing function of our German communications business to our operations in Belgium. This consolidation gives us logistical efficiencies and service level advantages such as high product availability, greater flexibility and more scalability. We are also working at adding and growing new vendors in our various geographies. For example, we have been successfully working with ShoreTel in North America and the United Kingdom to transition their resellers to a two-tier distribution model. In North America, we saw strong results from Avaya and Polycom as well as several new vendors in our ScanSource Security sales unit such as March Networks, Samsung and ACTi. Additionally during the quarter, we committed funds to Brazil to provide for future contingent consideration payments owed to the former shareholders of CDC. We entered into a forward exchange contract to preserve the economics of the currency exchange during the few weeks it took to transfer U.S. dollars into Brazilian reais in Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a non-recurring loss of $2.5 million.

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

The following table summarizes the Company’s annualized return on invested capital ratio for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,
	2011	2010
Return on invested capital ratio, annualized (1)	18.2%	19.5%

The discussion that follows this overview explains the change in ROIC from the comparative period. The Company uses ROIC as a performance measurement because it believes that this metric best balances the Company’s operating results with its asset and liability management, excludes the results of capitalization decisions, is easily computed and communicated and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown on the following schedule:

	Quarter ended September 30,
	2011	2010
	(in thousands)
Reconciliation of EBITDA to net income:
Net income	$18,380	$15,708
Plus: income taxes	9,681	8,701
Plus: interest expense	486	366
Plus: depreciation & amortization	2,582	1,510

EBITDA (numerator)	$31,129	$26,285

	2011	2010
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$587,394	$486,851
Equity – end of the quarter	597,658	513,646

Average equity	592,526	500,249
Average funded debt (1)	86,780	34,362

Invested capital (denominator)	$679,306	$534,611

Return on invested capital (annualized)(2)	18.2%	19.5%

1)	Average funded debt is calculated as the daily average amounts outstanding on our revolving and long-term debt facilities.
2)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year. There were 92 days in the current and prior year quarters.

ROIC decreased from the prior year quarter from 19.5% to 18.2%. The decrease is driven by increased borrowings on the Company’s revolving credit facility. Borrowings increased significantly as we have made strategic investments in working capital growth as well as positioned cash in Brazil to provide for future contingent consideration payments to the former shareholders of CDC.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
North American distribution	$573,472	$494,324	$79,148	16.0%
International distribution	196,787	140,206	56,581	40.4%

Net sales	$770,259	$634,530	$135,729	21.4%

On a comparative basis, worldwide net sales for the quarter ended September 30, 2011 increased 21.4% to $770.3 million. Our first quarter growth is largely attributable to higher volumes and increased market share in North America as well as the incremental impact of CDC.

North American Distribution

The North American distribution segment includes net sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. For the quarter ended September 30, 2011, net sales increased over the comparative prior year period by $79.1 million or 16.0%.

The Company’s North American POS, barcoding and security product categories saw revenues increase by 9.2% in comparison to the prior year quarter. The sale of the Company’s security product categories continue to grow with the increased acceptance of the two-tier distribution model within the security industry. Seasonally, this is also one of the strongest quarters for this sales unit due to the increased demand associated with large video surveillance installations at schools and universities during the summer months.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined net sales of these units increased by 23.6% over the comparable quarter ended September 30, 2010. In the current quarter, we saw significant volumes of larger transactions that led to high top-line growth in these sales units in addition to increased market share in certain products and the successful transition of ShoreTel business.

International Distribution

The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. For the quarter ended September 30, 2011, net sales for this segment increased by $56.6 million or 40.4%. The sales increase over the prior year quarter is driven primarily by the incremental sales of CDC, coupled with favorable foreign exchange impact in Europe from a weaker U.S. dollar against the euro. Changes in foreign exchange against the euro had a favorable impact of $10.5 million on our international distribution net sales for the quarter ended September 30, 2011, relative to the comparable prior year period. Excluding the impact of foreign exchange rate fluctuation, the sales increase for the current year quarter was 32.9%, largely due to the impact of CDC. Net sales in Europe have decreased slightly in local currency, largely due to the current Eurozone debt crisis, which has caused a regional economic slowdown.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$56,853	$48,173	$8,680	18.0%	9.9%	9.7%
International distribution	22,237	15,308	6,929	45.3%	11.3%	10.9%

Gross profit	$79,090	$63,481	$15,609	24.6%	10.3%	10.0%

North American Distribution

Gross profit for the North American distribution segment increased 18.0% or $8.7 million for the quarter ended September 30, 2011, mainly due to increased volume. As a percentage of net sales for the North American distribution segment, our gross profit increased 16 basis points to 9.9% from the comparative quarter. In the quarter ended September 30, 2011, the Company experienced a favorable change in product mix to some of our higher margin products, recognized incremental vendor incentives and realized lower product costs on some opportunistic purchases.

International Distribution

In our international distribution segment, gross profit increased by 45.3% or $6.9 million for the quarter ended September 30, 2011, primarily reflecting the incremental business from CDC. Gross profit, expressed as a percentage of net sales, improved 38 basis points to 11.3%. The increase in gross profit percentage is driven by the incremental impact of CDC to our international segment this quarter, partially offset by slight erosion in Europe as a result of the region’s economic slowdown and the loss of favorable vendor pricing in the prior year.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Selling, general and administrative expense	$46,569	$38,633	$7,936	20.5%	6.0%	6.1%
Change in fair value of contingent consideration	894	—	894	100.0%	0.1%	0.0%

Operating expense	$47,463	$38,633	$8,830	22.9%	6.2%	6.1%

Selling, general and administrative expenses increased 20.5% or $7.9 million for the quarter ended September 30, 2011. The primary drivers in the increase are the incremental expenses related to CDC and higher compensation expenses supporting higher volume. Also included in the increase of operating expense is the unfavorable foreign currency translation impact of approximately $0.8 million from a weaker U.S. dollar against the euro and British pound. Excluding the impact of CDC and foreign currency fluctuations, operating expense increased only marginally, primarily from higher compensation.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other selling, general and administrative expenses. The change in the current quarter was $0.9 million, driven primarily by lapse of time in the discount period.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
North American distribution	$28,404	$21,420	$6,984	32.6%	5.0%	4.3%
International distribution	3,223	3,428	(205)	(6.0%)	1.6%	2.4%

	$31,627	$24,848	$6,779	27.3%	4.1%	3.9%

Operating income increased 27.3% or $6.8 million for the quarter ended September 30, 2011.

For the North American distribution segment, operating income increased $7.0 million over the comparable quarter ended September 30, 2010. The North American distribution segment achieved a record quarter for net sales. Additionally, we were able to capitalize on increased vendor programs and favorable mix that led to increased margins. In conjunction with economies of scale from a relatively small increase in operating expenses, North American operating income increased 62 basis points as a percentage of net sales.

The decrease in operating income in our international distribution segment is primarily the result of higher operating expenses. Our international segment’s operating expenses increased primarily due to the incremental impact of CDC, which includes an additional $1.9 million in non-cash charges from amortization of intangible assets identified in the acquisition and the change in fair value of the earnout obligation to the former shareholders of CDC.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Interest expense	$486	$366	$120	32.8%	0.1%	0.1%
Interest income	(450)	(300)	(150)	50.0%	-0.1%	-0.1%
Net foreign exchange losses	3,573	389	3,184	818.5%	0.5%	0.1%
Other, net	(43)	(16)	(27)	168.8%	-0.0%	-0.0%

Total other expense, net	$3,566	$439	$3,127	712.3%	0.5%	0.1%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter ended September 30, 2011 was $0.5 million. The increase in interest expense for both comparative periods is primarily the result of higher average debt balances between the respective periods on our $250 million revolving credit facility. On October 11, 2011, we refinanced the $250 million revolving credit facility. See Note 13 to the condensed consolidated financial statements for further discussion of the details of the new credit facility.

Interest income for the quarter ended September 30, 2011 increased 50% from the comparative prior year period, mainly as a result of an additional capital infusion into Brazil and resulting cash balance that will be used to fund future earnout payments to the prior shareholders of CDC. The Company also generates interest income on longer-term interest bearing receivables and interest earned on cash and cash-equivalent balances on hand, largely in Brazil as we have prefunded future earnout payments.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the euro versus the British pound, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real and the U.S. dollar versus other currencies. In the current quarter, the majority of these losses were associated with exposures between the U.S. dollar and Brazilian real. We incurred a $2.5 million non-recurring loss as a result of an unfavorable forward foreign exchange contract to purchase Brazilian reais. In mid-August, we decided to pre-fund a portion of the estimated earnout payments associated with our CDC Brasil acquisition, which are payable in Brazilian reais. We entered into a forward exchange contract to preserve the economics of the currency exchange during the few weeks it would take to transfer U.S. dollars into Brazilian reais in Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a loss of $2.5 million. The transaction preserved the economics of the intended by securing the U.S. dollar equivalent committed to prefund the earnout.

Additionally, we incurred significant losses on U.S. dollar denominated exposures in Brazil, which were not hedged during the quarter. We have subsequently increased our use of foreign exchange forward contracts to mitigate foreign exchange risk in Brazil. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits us from entering into speculative transactions.

Provision for Income Taxes

For the quarter ended September 30, 2011, income tax expense was $9.7 million, reflecting an effective tax rate of 34.5%, which was lower than the 35.6% effective tax rate of the corresponding prior year period. The decrease in the effective tax rate from the prior year period largely reflects a changing geographical mix of income to lower rate tax jurisdictions.

Net Income

The following table summarizes our net income for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Quarter	$18,380	$15,708	$2,672	17.0%	2.4%	2.5%

The increase in net income for both periods is attributable to the changes in operations, as discussed above.

Acquisitions

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of 100% of the shares of CDC Brasil S.A., now operating under the name of CDC Brasil Distribuidora de Tecnologia Especiais Ltda, Brazil’s leading distributor of AIDC and POS solutions. CDC was a privately-held, value-added distributor that sells only to resellers. This acquisition gives the Company an established presence in South America’s largest specialty technology market and will allow the Company to more easily scale its South American operations.

Our valuation of CDC’s identified intangibles, contingent consideration, pre-acquisition contingencies and goodwill is incomplete as of the date of this filing on Form 10-Q. ASC 805, Business Combinations, allows a measurement period in which companies may have up to one year to complete valuations of acquired companies. The values assigned to identifiable intangible assets, pre-acquisition contingencies, contingent consideration and goodwill may change due to revised and more appropriate assumptions and methodologies used in the third-party valuation of CDC’s assets acquired and liabilities assumed. Additionally, the Company is still assessing the likelihood and valuation of the pre-acquisition contingencies identified in the due diligence process related to specific local tax contingencies. For events and circumstances existing on the acquisition date, significant changes to the purchase accounting will be retrospectively applied to the Company’s comparative financial statements in accordance with ASC 805 within the applicable measurement period. Any changes to CDC opening balances outside of the measurement period will be reflected through current period earnings.

Additionally, ASC 805 requires the earnout obligation to the previous shareholders to be remeasured at its fair value at each reporting date until this contingent consideration is paid in full in accordance to the Share Purchase and Sale Agreement. In doing so, we are required to record the change in the liability for the contingent consideration in earnings each period until the consideration is paid in full.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under the subsidiary’s line of credit. The Company’s cash and cash equivalent balance totaled $37.3 million at September 30, 2011, compared to $28.7 million at June 30, 2011, of which $28.3 million and $10.9 million were held outside of the United States as of September 30, 2011 and June 30, 2011, respectively. The significant increase in cash held outside of the United States is due to a large cash transfer to our Brazilian subsidiary to cover future earnout payments to the former shareholders of CDC. We transferred the cash to our Brazilian subsidiary in order to mitigate future foreign exchange risk.

Cash balances are generated and used in many locations throughout the world. The Company’s current intent is to permanently reinvest these funds in our businesses outside the United States to continue to fund growth in our international operations. Furthermore, our current plans do not require repatriation of funds from our international operations to fund operations in the United States. If these funds were needed in the operations in the United States, the Company would be required to record and pay significant income taxes to the United States to repatriate these funds.

Our working capital increased to $563.2 million at September 30, 2011 from $532.2 million at June 30, 2011. The $31 million change in working capital is primarily due to increased accounts receivable and inventory balances required to support our increased sales volumes. These additions to net working capital were partially offset by the short-term reclassification of a portion of the $250 million revolving credit facility classified as current. These working capital investments maintain our commitment to extend reasonable credit terms to our resellers as the channel continues to grow and to strategically stock inventory to accommodate anticipated reseller demand for our vendors’ products. In recent years, increased stock levels have been required due to product supply chain constraints, but more recently, these increased levels have been maintained as lead times for certain products continue to be long.

As of September 30, 2011, there was $69.5 million outstanding on the Company’s $250 million revolving credit facility. In addition, there was $4.1 million (€3.0 million) outstanding on the Company’s €6 million revolving credit facility in Europe.

Our number of day’s sales in receivables (DSO) was 56 at September 30, 2011, compared to 57 and 59 days in the sequential and comparative prior year quarters, respectively. DSO at 56 days is within our normal expectation.

Inventory turnover decreased to 5.8 times in the current quarter versus 6.6 times in the comparative prior year quarter. We have continued to increase inventory levels of certain products in response to increased market demand, favorable vendor programs and longer lead times.

Cash used in operating activities was approximately $33.6 million for the quarter ended September 30, 2011, compared to $19.2 million of cash used for the comparative prior year period. The increase in cash used in operations is due mainly to increased inventory purchases and receivables as mentioned above.

During the second half of fiscal 2010, the Company began the process to implement of a new enterprise resource planning (“ERP”) system to standardize our processes throughout the world. The implementation is expected to be phased-in over the next several years. The Company has spent approximately $22.1 million on the project from inception through September 30, 2011. Of the $22.1 million, $21 million has been in the form of capital expenditures. Management expects that the additional cash flow impact of this project will be in the range of $4.4 to $11.4 million in 2012 and approximately $5 million in 2013. We expect total expenditures for the project to be between $30.5 and $38.5 million, which includes cost of internal personnel and outside consultants. The Company expects to finance these costs using cash flow from operations and its revolving credit facility.

Cash used in investing activities for the quarter ended September 30, 2011 was $2.3 million, compared to $1.9 million used in the comparative prior year period. Spending during both periods is related primarily to the aforementioned ERP implementation.

In the current quarter, cash provided by financing activities amounted to $46.5 million, in comparison with cash provided of $0.3 million in the comparative prior year period. In the prior year, we did not use proceeds from our revolving credit facility to provide liquidity for other working capital needs. As our business has been expanding since that time, we have drawn on our revolving credit facility to finance our current and expected growth as well as future earnout payments, to be made in Brazilian reais, to the former shareholders of CDC.

On September 28, 2007, the Company entered into a $250 million multi-currency revolving credit facility with a syndicate of banks that matures on September 28, 2012. This revolving credit facility has a $50 million accordion feature that allows the Company to increase the availability to $300 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The facility is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the domestic assets of the Company and its domestic subsidiaries. The facility bears interest at a rate equal to a spread over the applicable LIBOR or prime rate, as chosen by the Company. This spread is dependent on the Company’s ratio of funded debt to EBITDA (as defined in the credit facility) and ranges from 0.50% to 1.25% for LIBOR-based loans, and from 0.00% to 0.25% for prime rate-based loans. The spread in effect as of September 30, 2011 was 0.50% for LIBOR-based loans and 0.00% for prime rate-based loans. This agreement subjects the Company to certain financial covenants, including minimum fixed charge and leverage ratio covenants. The agreement also has certain restrictive covenants that, among other things, place limitations on the payment of cash dividends. The Company was in compliance with all covenants under the credit facility as of September 30, 2011.

We have significantly increased our use of the $250 million revolving credit facility in the current quarter. Amounts outstanding at the end of the quarters ended September 30, 2011 and 2010 were $69.5 million and $0.0 million, respectively. We had $180.5 million and $250 million available for additional borrowings at September 30, 2011 and 2010, respectively. The average daily balance was $53.6 million and $0.0 million for the quarters ended September 30, 2011 and 2010, respectively. In the current fiscal year, we have been growing significantly in North America and positioned cash in Brazil by using proceeds from our revolving credit facility to provide for future payments contingently due to the previous CDC shareholders under the terms of the Share and Purchase Agreement. Additionally, timing of payments to vendors may cause temporary spikes in borrowings. These borrowings are generally repaid as soon as cash flow permits. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this report.

On a gross basis, we borrowed $394.8 million on the revolving credit facility for the quarter ended September 30, 2011, and repaid $351.3 million during the same period. In the prior year quarter, we had zero borrowings and repayments.

On October 11, 2011, we refinanced the $250 million revolving credit facility, due on September 28, 2012. We entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders.

At our option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, shall bear interest at a rate per annum equal to (i) the adjusted LIBO rate plus an additional margin ranging from 1.00% to 2.25%, depending upon our ratio of funded debt to EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 1.25%, depending upon our Leverage Ratio, plus, if applicable, certain mandatory costs. In the case of loans denominated in foreign currencies, other than swingline loans, such loans shall bear interest at a rate per annum equal to the adjusted LIBO rate plus an additional margin ranging from 1.00% to 2.25%, depending upon our Leverage Ratio, plus, if applicable, certain mandatory costs. All swingline loans shall bear interest based upon the adjusted LIBO rate for a one-month interest period, floating daily, plus an additional rate ranging from 1.00% to 2.25%, depending upon our Leverage Ratio, or such other rate as the Company and the applicable Swingline lender may agree.

Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement as well as a pledge of the capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.25 per annum. At September 30, 2011, there was $4.1 million outstanding on this facility, compared to $3.2 million outstanding at June 30, 2011. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 2, 2008, we entered into a $25 million promissory note with a financial institution. This note payable accrues interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and matures on September 28, 2012. The terms of the note payable allow for payments to be due and payable in consecutive monthly payments of accrued interest only, commencing on January 31, 2008, and continuing on the last day of each month thereafter until fully re-paid. This note may be prepaid in whole or in part at any time without penalty. Under the terms of the note, we have agreed not to encumber our headquarters’ property, except as permitted by the lender. As of September 30, 2011, we were in compliance with all covenants under this note payable. Subsequent to September 30, 2011, we have paid the note in full with the proceeds of the New Credit Agreement.

On January 4, 2008, we entered into an interest rate swap with a notional amount of $25 million and designated this instrument as a cash flow hedge of our exposure to variability in future cash flows associated with this note payable. Under the terms of the swap, we pay a fixed rate of 3.65% plus a fixed spread of 0.65% on the $25 million notional amount and receive payments from a counterparty based on 30 day LIBOR plus a fixed spread of 0.65% for a term ending on September 28, 2011. On September 28, 2011, the interest rate swap expired and the fair value of the interest rate swap and accumulated other comprehensive income were reduced to zero.

On August 1, 2007, we entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of September 30, 2011, and the effective interest rate was 1.04%. We were in compliance with all covenants associated with this agreement as of September 30, 2011.

On April 15, 2011 through our wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, we completed the acquisition of all of the shares of CDC Brasil, S.A., now operating under the name of CDC Brasil Distribuidora de Tecnologia Especiais Ltda., pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was partially paid on April 15, 2011, with an initial payment of $36.2 million, net of cash acquired, and assumption of working capital payables and debt and variable, annual payments through June 30, 2015 based on CDC’s annual financial results. The acquisition will be funded by cash on hand and our existing revolving credit facility. At the end of the current quarter, we have $21.3 million accrued for future earnout payments, of which $2.1 million is classified as a current liability and expected to be paid within the quarter ended December 31, 2011. Although there is no contractual limit, future undiscounted contingent consideration payments can range from $2.1 million up to $52.1 million, based on our best estimate as the earnout is based on a multiple of adjusted earnings as defined in the Share Purchase and Sale Agreement.

Management believes that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended September 30, 2011 would have resulted in a less than $0.1 million increase or decrease, respectively, in pre-tax income for the period.

To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company had implemented an interest rate risk management strategy that incorporated the use of an interest rate swap designated as a cash flow hedge to minimize the significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s use of derivative instruments had the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company sought to lessen such risks by establishing a policy to identify, control, and manage market risks which arose from changes in interest rates, as well as limiting its counterparties to major financial institutions. The interest rate swap expired on September 28, 2011, and was not renewed due to the subsequent New Credit Agreement entered into on October 11, 2011.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the condensed consolidated income statements each period. The underlying exposures are denominated primarily in British pounds, euros, Mexican pesos, Canadian dollars and Brazilian reais. At September 30, 2011, the fair value of the Company’s currency forward contracts outstanding was a net receivable of $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011. During the quarter ended September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk factor set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2011, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ or our business partners’ or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our customers’ information may be lost, disclosed, accessed or taken without our customers’ consent.

In addition, ScanSource, third party service providers and other business partners process and maintain proprietary business information and data related to our business-to-business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

Third party logistics and warehousing providers: The Company uses third party logistics and warehousing providers in certain parts of the world that may expose us to risks or liabilities based on their execution that may adversely affect our business operations or financial results.

In Europe and Brazil, the Company uses third parties to provide warehousing and logistics services in order to provide cost effective operations and scale in certain regions. The failure or inability of one or more of these third-parties to deliver products from suppliers to us or products from us to our customers could disrupt our business and harm our reputation and operating results. The Company works closely with our third party logistics and warehousing providers to anticipate issues, and also reviews public information regarding their financial health. However, issues may not be identified timely, which may lead to lack of poor execution, loss or litigation.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement entered into as of October 11, 2011, among ScanSource Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 30, 2011 and June 30, 2010; (ii) the condensed consolidated income statements for the quarters ended September 30, 2011 and 2010; (iii) the condensed consolidated statements of cash flows for the quarters ended September 30, 2011 and 2010; and (iv) the Notes to the condensed consolidated financial statements**

**	Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: November 4, 2011	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: November 4, 2011	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement entered into as of October 11, 2011, among ScanSource Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 30, 2011 and June 30, 2010; (ii) the condensed consolidated income statements for the quarters ended September 30, 2011 and 2010; (iii) the condensed consolidated statements of cash flows for the quarters ended September 30, 2011 and 2010; and (iv) the Notes to the condensed consolidated financial statements**

**	Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.