Form 10-Q
period 2011-12-31
SCANSOURCE INC
filed 2012-02-07
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

for the Quarter and six month period ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2012
Common Stock, no par value per share	27,411,556 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

December 31, 2011

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2011 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$42,593	$28,747
Accounts receivable, less allowance of $26,625 at December 31, 2011 and $26,562 at June 30, 2011	491,587	462,102
Inventories	516,659	467,350
Prepaid expenses and other assets	41,658	35,421
Deferred income taxes	15,207	15,894

Total current assets	1,107,704	1,009,514

Property and equipment, net	41,853	36,819
Goodwill	54,612	59,090
Other assets, including identifiable intangible assets	66,785	76,765

Total assets	$1,270,954	$1,182,188

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$670	$3,164
Current portion of contingent consideration	6,703	2,398
Accounts payable	433,388	406,453
Accrued expenses and other liabilities	65,356	60,157
Income taxes payable	1,827	5,175

Total current liabilities	507,944	477,347

Long-term debt	5,429	30,429
Borrowings under revolving credit facility	94,978	26,513
Long-term portion of contingent consideration	13,299	21,396
Other long-term liabilities	33,201	39,109

Total liabilities	654,851	594,794

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,371,415 and 27,109,932 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	130,722	123,608
Retained earnings	499,903	460,157
Accumulated other comprehensive income (loss)	(14,522)	3,629

Total shareholders’ equity	616,103	587,394

Total liabilities and shareholders’ equity	$1,270,954	$1,182,188

June 30, 2011 results are derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Net sales	$782,684	$683,644	$1,552,943	$1,318,175
Cost of goods sold	702,845	613,018	1,394,013	1,184,068

Gross profit	79,839	70,626	158,930	134,107
Selling, general and administrative expenses	48,474	37,088	95,043	75,721
Change in fair value of contingent consideration	(722)	—	172	—

Operating income	32,087	33,538	63,715	58,386

Interest expense	749	388	1,236	754
Interest income	(1,002)	(306)	(1,452)	(605)
Other (income) expense, net	(374)	(182)	3,157	191

Income before income taxes	32,714	33,638	60,774	58,046
Provision for income taxes	11,347	12,017	21,028	20,718

Net income	$21,367	$21,621	$39,746	$37,328

Per share data:
Net income per common share, basic	$0.78	$0.81	$1.46	$1.40

Weighted-average shares outstanding, basic	27,244	26,786	27,191	26,749

Net income per common share, diluted	$0.77	$0.80	$1.44	$1.38

Weighted-average shares outstanding, diluted	27,674	27,160	27,604	27,068

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$39,746	$37,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,840	2,956
Provision for accounts and notes receivable	2,884	4,147
Share-based compensation and restricted stock	3,557	2,371
Deferred income taxes	(731)	555
Excess tax benefits from share-based payment arrangements	(156)	438
Change in fair value of contingent consideration	172	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48,352)	(55,645)
Inventories	(63,078)	(38,753)
Prepaid expenses and other assets	(4,630)	(6,211)
Other noncurrent assets	3,218	(6,336)
Accounts payable	38,300	13,314
Accrued expenses and other liabilities	4,373	16,923
Income taxes payable	(2,855)	(4,164)

Net cash provided by (used in) operating activities	(22,712)	(33,077)

Cash flows from investing activities:
Capital expenditures	(5,513)	(5,715)
Cash paid for business acquisitions, net of cash acquired	—	—

Net cash provided by (used in) investing activities	(5,513)	(5,715)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(2,214)	2,066
Borrowings (repayments) on revolving credit, net of debt issue costs	68,965	12,752
Exercise of stock options	3,367	2,359
Excess tax benefits from share-based payment arrangements	156	(438)
Repayments of long-term debt	(25,000)	—

Net cash provided by (used in) financing activities	45,274	16,739

Effect of exchange rate changes on cash and cash equivalents	(3,203)	485

Increase (decrease) in cash and cash equivalents	13,846	(21,568)
Cash and cash equivalents at beginning of period	28,747	34,605

Cash and cash equivalents at end of period	$42,593	$13,037

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. (the “Company”) have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2011 and June 30, 2011, the results of operations for the quarters and six months ended December 31, 2011 and 2010, and the statement of cash flows for the six months ended December 31, 2011 and 2010. The results of operations for the quarters and six months ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Business Description

ScanSource, Inc. is the leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America from Florida, Mexico and Brazil and serving Europe from Belgium. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom and ScanSource Communications sales units; and physical security and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

On April 15, 2011, the Company purchased all of the shares of CDC Brasil S.A., now operating under the name of CDC Brasil (“CDC”). CDC is the leading POS and Barcoding distributor in Brazil. The share purchase transaction was completed on April 15, 2011. CDC, headquartered in Curitiba, Brazil, is now included under the ScanSource Latin America operating unit.

(2) Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended December 31, 2011 from the information included in Note 2 of the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains two zero-balance, disbursement accounts at separate financial institutions in which the Company does not maintain depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset outstanding checks from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $71.6 million and $73.6 million are recorded in accounts payable as of December 31, 2011 and June 30, 2011, respectively.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for the Company. The update will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current practice and will require companies to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently determining which method of presentation will be used in future filings.

Goodwill

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Numerator:
Net Income	$21,367	$21,621	$39,746	$37,328

Denominator:
Weighted-average shares, basic	27,244	26,786	27,191	26,749
Dilutive effect of share-based payments	430	374	413	319

Weighted-average shares, diluted	27,674	27,160	27,604	27,068

Net income per common share, basic	$0.78	$0.81	$1.46	$1.40

Net income per common share, diluted	$0.77	$0.80	$1.44	$1.38

For the quarter and year-to-date ended December 31, 2011, there were 622,247 and 722,315 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter and year-to-date ended December 31, 2010, there were 968,297 and 1,139,717 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(4) Comprehensive Income

Comprehensive income consists of the following:

	Quarter ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$21,367	$21,621	$39,746	$37,328
Unrealized gain on hedged transaction, net of tax	—	136	139	210
Changes in foreign currency translation adjustments	(6,309)	(2,624)	(18,290)	6,873

Comprehensive income	$15,058	$19,133	$21,595	$44,411

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2011	June 30, 2011
	(in thousands)
Currency translation adjustment	$(14,522)	$3,768
Unrealized gain (loss) on fair value of interest rate swap	—	(139)

Accumulated other comprehensive income	$(14,522)	$3,629

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

The following table summarizes the preliminary fair value assessment of the assets acquired and liabilities assumed as of the acquisition date:

	April 15, 2011
	(in thousands)
Consideration
Initial cash payment, net of cash acquired	$36,228
Fair value of earnout obligation	23,952

Total consideration		$60,180

Recognized amounts of identifiable assets acquired and liabilities assumed

Accounts receivable, net of allowance	21,378
Inventories	30,560
Prepaid expenses and other assets	3,575
Deferred income taxes, net	1,409
Property and equipment, net	1,741
Intangible assets	18,327
Escrowed pre-acquisition contingencies receivable	14,079
Other assets	1,934
Short-term borrowings	(1,277)
Accounts payable	(34,006)
Accrued expenses and other liabilities	(3,896)
Income taxes payable	(2,097)
Escrowed pre-acquisition contingencies payable	(14,079)
Other long-term liabilities	(2,111)

Total identifiable net assets		35,537

Goodwill		$24,643

The Company’s valuation of CDC’s identified intangibles, contingent consideration, pre-acquisition contingencies and goodwill remains incomplete as of the date of this filing on Form 10-Q for the quarter ended December 31, 2011. ASC 805, Business Combinations, allows a subsequent measurement period in order to resolve provisional amounts recorded in the initial purchase accounting, which ends once the facts related to these estimates are resolved. The measurement period may not be extended more than one year from the acquisition date. The values assigned to identifiable intangible assets, pre-acquisition contingencies, contingent consideration and goodwill may change due to revised and more appropriate assumptions and methodologies used in the third-party valuation of CDC’s assets acquired and liabilities assumed. Additionally, the Company is still assessing the probabilities and valuation of the pre-acquisition contingencies identified in the due diligence process related to specific, local tax contingencies. For events and circumstances occurring on or before the acquisition date, significant changes to the purchase accounting will be retrospectively applied to the Company’s comparative financial statements in accordance with ASC 805 within the applicable measurement period.

The Company considered a combination of the market, cost and income approaches to estimate the fair values of CDC’s assets acquired and liabilities assumed. The following table summarizes the amounts assigned to intangible assets from the purchase price:

Indentified intangible assets

Amount
(in thousands)
Trade names (2 year useful life)	$2,746
Customer relationships (6 year useful life)	14,687
Non-compete agreements (5 year useful life)	894

Total identified intangible assets	$18,327

The amounts recognized for the abovementioned intangible assets are preliminary and subject to change as the Company is still in process of finalizing its valuation of assets acquired and liabilities assumed. The weighted average amortization period is five years.

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

To estimate the fair value of the non-compete agreements, the Company used a form of the income approach using significant unobservable inputs (Level 3), in which the Company estimated the amount of revenue and operating income that would be lost if these key employees were not bound by the non-compete agreements and joined or started a competing business. To do so, the Company estimated the market share that would be lost in future years, considering the favorable impact of the earnout that would reduce the likelihood of these key employees from leaving the Company through fiscal 2015. The Company then estimated the operating margin on lost future revenues and tax-effected that margin at the local corporate income tax rate. The after-tax projected operating margin was then discounted to determine the fair value of the non-compete agreements.

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

The fair value of the liability for the contingent consideration recognized at December 31, 2011 was $20.0 million, of which an estimated $6.7 million is classified as current. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company’s condensed consolidated balance sheet. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. Although there is no contractual limit, total future undiscounted contingent consideration payments may range from $1.9 million, which is the first earnout payment for the twelve month period ended June 30, 2011 that was paid in January 2012, prior to this filing, up to $30.7 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings as defined in the Share Purchase and Sale Agreement.

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

The change in fair value of the contingent consideration recognized in the condensed consolidated income statement contributed a gain of $0.7 million for the quarter and a loss of $0.2 million for the six months ended December 31, 2011.

In the opening balance sheet, the Company recorded an estimated $14.1 million in other long-term liabilities for pre-acquisition contingencies related to provincial and local tax exposures related to periods prior to the acquisition. The Company is able to record equal and offsetting indemnification assets as these identified pre-acquisition contingencies were escrowed in the Share Purchase and Sale Agreement and were included in other assets. As part of the initial payment, the sellers placed $27.4 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement, pending on the settlement or closure of these identified pre-acquisition contingencies. However, indemnity claims by the Company may be made up to the entire purchase price.

Since the acquisition date, the Company has gathered additional information regarding facts and circumstances regarding the aforementioned pre-acquisition contingencies. Included in the December 31, 2011 condensed consolidated balance sheet, the Company estimated these pre-acquisition contingencies at $7.5 million and $6.0 million in other current liabilities and other long-term liabilities, respectively. In the current quarter, the Company recorded an assessment related to a pre-acquisition Brazilian tax exposure for approximately $3.9 million that was not originally recorded in the purchase accounting. The Company reduced one of the existing long-term pre-acquisition contingencies by $3.9 million as additional information was obtained that a portion of obligation accrued did not exist as of the acquisition date. Additionally, one of the pre-acquisition contingencies in the amount of $3.6 million has been reclassified as current due to additional facts and circumstances obtained regarding the nature of the contingency.

During the quarter, CDC received a $5.1 million import duty penalty from local tax authorities, which was paid by CDC in November 2011 and reimbursed out of the sellers’ escrowed funds from the initial purchase price. Since the assessment was paid from escrowed funds, the penalty had no impact to the Company’s condensed consolidated income statement.

No adjustments to the opening balance sheet have been retrospectively made to date as the Company is still in the process of gathering more information regarding the timing, probabilities and amounts of the remaining escrowed contingencies. The Company intends to complete its pre-acquisition contingency estimates within the appropriate measurement period and will adjust the initial purchase accounting if the adjustments are determined to be significant and consistent with ASC 805. Any changes based on facts that existed as of the acquisition date within the ASC 805 measurement period will be adjusted through purchase accounting and the goodwill associated with the purchase of CDC. Changes subsequent to the ASC 805 measurement period or changes based on events or circumstances that occurred after the acquisition date will be made through the current period earnings. The undiscounted amount of pre-acquisition contingencies as of December 31, 2011, is estimated to range as high as $13.5 million at this time.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2011, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2011	$20,081	$39,009	$59,090
Additions	—	—	—
Fluctuations in foreign currencies	—	(4,478)	(4,478)

Balance as of December 31, 2011	$20,081	$34,531	$54,612

There was no acquisition activity during the quarter or six months ended December 31, 2011. The change in goodwill from June 30, 2011 relates entirely to foreign exchange fluctuations. As the Company’s valuation of the assets acquired and liabilities assumed with the April 15, 2011 purchase of CDC is preliminary, goodwill is subject to change within the ASC 805 measurement period.

Included within other assets described in the balance sheet are net identifiable intangible assets of $27.8 million and $32.4 million at December 31, 2011 and June 30, 2011, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, trade names and distributor agreements.

(7) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

The Company has a €6.0 million secured revolving credit facility which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 2.0% per annum. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The outstanding balances at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
	(in thousands)
Short-term borrowings	$670	$3,164

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its $250 million revolving credit facility, due on September 28, 2012. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The Company incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets on the condensed consolidated balance sheet and are being amortized on a straight-line basis through the maturity date of the New Credit Agreement on October 11, 2016.

At the Company’s option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, shall bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company’s ratio of total debt (excluding accounts payable and accrued liabilities) to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of December 31, 2011, was 1.00% for LIBOR-based loans and 0.00% for Prime rate-based loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement as well as a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of December 31, 2011. The outstanding balances at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
	(in thousands)
Borrowings under revolving credit facility	$94,978	$26,513

During the six months ended December 31, 2011, the Company borrowed $824.9 million on the revolving credit facility. The Company repaid $754.5 million during the same period. Net borrowings for the six month period, which include debt issue costs, were $69.0 million. Additionally, the average daily balance during the six month period was $86.4 million.

During the six months ended December 31, 2010, the Company borrowed $273.3 million on the revolving credit facility. The Company repaid $260.6 million during the same periods. Net borrowings for the six month period were $12.8 million. Additionally, the average daily balance during the six month period was $5.5 million.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of December 31, 2011, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrued interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and was scheduled to mature on September 28, 2012. On October 11, 2011, the note was fully repaid using funds obtained through the New Credit Agreement.

	December 31, 2011	June 30, 2011
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.12% variable interest rate at December 31, 2011 and maturing on September 1, 2032	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only and maturing in fiscal 2013	—	25,000

Less current portion	—	—

Long-term portion	$5,429	$30,429

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

Foreign Currency — The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge foreign currency exposures with natural offsets to the fullest extent possible, and once these opportunities have been exhausted, through short term forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, euro, British pound, Canadian dollar, Mexican peso and Brazilian real. At December 31, 2011, the Company had contracts outstanding with notional amounts of $72.5 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended December 31,
	2011	2010
	(in thousands)
Net foreign exchange derivative contract gains (losses)	$15	$1,510
Net foreign currency transactional and re-measurement gains (losses)	267	(1,457)

Net foreign currency gains (losses)	$282	$53

	Six months ended December 31,
	2011	2010
	(in thousands)
Net foreign exchange derivative contract gains (losses)	$(1,197)	$42
Net foreign currency transactional and re-measurement gains (losses)	(2,094)	(378)

Net foreign currency gains (losses)	$(3,291)	$(336)

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the euro versus the British pound, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real and the U.S. dollar versus other currencies. For the year-to-date period, the majority of these losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, the Company incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In mid-August, the Company decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time the Company entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the year-to-date foreign exchange loss, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter that were not hedged at the time. Subsequently, the Company has been including these exposures in its daily hedging activities. While the Company utilizes foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, the Company’s foreign exchange policy prohibits the use of speculative transactions.

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

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the condensed consolidated balance sheets for the quarters and six months ended December 31, 2011 and 2010, respectively, are as follows:

	Quarter ended December 31,
	2011	2010
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$—	$217
Unrealized gain (loss) in fair value of interest swap rates	—	(5)

Net increase (decrease) in accumulated other comprehensive income (loss)	—	212
Income tax effect	—	(76)

Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$—	$136

	Six months ended December 31,
	2011	2010
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$216	$431
Unrealized gain (loss) in fair value of interest swap rates	(1)	(100)

Net increase (decrease) in accumulated other comprehensive income (loss)	215	331
Income tax effect	(76)	(121)

Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$139	$210

The Company has the following derivative instruments located on the condensed consolidated balance sheets and income statements, utilized for the risk management purposes detailed above:

	As of December 31, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$343
Derivative liabilities (b):
Foreign exchange contracts	$—	$12

a)	All derivative assets are recorded as prepaid expenses and other assets in the condensed consolidated balance sheet.
b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the condensed consolidated balance sheet.

(9) Fair Value of Financial Instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value measured assets and liabilities based upon the following levels of inputs:

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt listed in Note 7 is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria). The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$11,705	$11,705	$—	$—
Forward foreign currency exchange contracts	343	—	343	—

Total assets at fair value	$12,048	$11,705	$343	$—

Liabilities:
Forward foreign currency exchange contracts	$12	$—	$12	$—
Liability for contingent consideration, current and non-current portion	20,002	—	—	20,002

Total	$20,014	$—	$12	$20,002

The investments in the deferred compensation plan are held in a rabbi trust and include mutual funds and cash equivalents for payment of non-qualified benefits for certain retired, terminated or active employees. These investments are recorded to prepaid and other assets (current) or other assets (non-current) depending on their corresponding, anticipated distributions to recipients, which are reported in accrued expenses and other liabilities (current) or other long-term liabilities (non-current), respectively.

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 8, “Derivatives and Hedging Activities”. Foreign currency contracts are classified in the condensed consolidated balance sheet in prepaid expenses and other assets or accrued expenses and other liabilities, depending on the respective contracts’ favorable or unfavorable positions.

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the condensed consolidated balance sheet. As the Company is still finalizing the valuation process, the fair value of the liability recorded at the acquisition date is subject to change with the corresponding change to goodwill. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the condensed consolidated income statement that is included in the calculation of operating income. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 4, Comprehensive Income. The Company remeasured the fair value at December 31, 2011. Refer to Note 5 for further details.

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarter and six months ended December 31, 2011:

	Contingent consideration for the quarter ended December 31,		Contingent consideration for the six months ended December 31,
	2011	2010	2011	2010
	(in thousands)
Fair value at beginning of period	$21,253	$—	$23,794	$—
Issuance of contingent consideration	—	—	—	—
Payments	—	—	—	—
Change in fair value	(722)	—	172	—
Fluctuation due to foreign currency translation	(529)	—	(3,964)	—

Fair value at end of period	$20,002	$—	$20,002	$—

In the current quarter, the Company recorded a $0.7 million gain on the change in fair value of the contingent consideration. The gain is the result of changes to projected revenues related to a vendor contract that resulted in a change in the mix and timing of product revenues and related operating expenses to support the business. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven significant changes in the translation of the real denominated liability. For the quarter and six months ended December 31, 2011, foreign exchange fluctuation has attributed for $0.5 million and $4.0 million of the decrease in value of the contingent consideration.

(10) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in Note 2 of the notes to condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

North American Distribution

North American Distribution offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data, video and converged communications equipment sold by the Catalyst Telecom and (iii) ScanSource Communications sales units and (iv) physical security and wireless infrastructure products sold by the ScanSource Security Distribution sales unit. These products are sold to more than 14,500 resellers and integrators of technology products that are geographically dispersed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s worldwide net sales for the quarters or six months ended December 31, 2011 or 2010, respectively.

International Distribution

The international distribution segment sells to two geographic areas, Latin America aggregated with Europe, and offers AIDC and POS equipment as well as security and communications products to more than 15,500 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 1% of the Company’s worldwide net sales during the quarters or six months ended December 31, 2011 or 2010, respectively.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements. Selected financial information of each business segment is presented below:

	Quarter ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(In thousands)
Sales:
North American distribution	$574,475	$528,539	$1,158,058	$1,029,903
International distribution	219,761	160,769	416,548	300,975
Less intersegment sales	(11,552)	(5,664)	(21,663)	(12,703)

	$782,684	$683,644	$1,552,943	$1,318,175

Depreciation and amortization:
North American distribution	$999	$1,028	$2,042	$2,162
International distribution	1,259	418	2,798	794

	$2,258	$1,446	$4,840	$2,956

Operating income:
North American distribution	$26,756	$29,288	$56,030	$50,708
International distribution	5,331	4,250	7,685	7,678

	$32,087	$33,538	$63,715	$58,386

Capital expenditures:
North American distribution	$2,137	$3,809	$4,328	$5,524
International distribution	1,037	56	1,185	191

	$3,174	$3,865	$5,513	$5,715

	December 31, 2011	June 30, 2011
	(in thousands)
Assets:
North American distribution	$1,045,536	$958,825
International distribution	225,418	223,363

	$1,270,954	$1,182,188

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

(12) Income Taxes

The Company had approximately $2.3 million of total gross unrecognized tax benefits including interest for both periods ended December 31, 2011 and June 30, 2011. Of this total, approximately $1.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate in both periods. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, the Company had approximately $1.0 million accrued for interest and penalties, $0.1 million of which was a current period expense.

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

(13) Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated events occurring between the end of the most recent quarter and the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil and Belgium. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products. ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

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

Our objective is to continue to grow profitable sales in the technologies we distribute. In doing so, our management team faces numerous challenges that require attention and resources. First, certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, Management may change our strategy in order to effectively compete.

We have continued investing in Latin America and certain businesses within Europe by temporarily accepting lower than normal returns in the business in an effort to gain market share and customers. We have continued to progress in the design and development of a new Enterprise Resource Planning (ERP) system that is intended to be used throughout the world and provide operational efficiencies. The transition to the new ERP system may begin in some business units as early as 2012 and continue to transition other business units into 2013. Also, we continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios. This is our second full quarter of results with our most recent acquisition, CDC Brasil, S.A., now operating under the name of CDC Brasil Distribuidora de Tecnologia Especiais Ltda. (“CDC”). CDC is Brazil’s leading distributor of AIDC and POS solutions.

In the first quarter of this fiscal year, we consolidated the warehousing function of our German communications business into our Belgian operations. This consolidation gives us logistical efficiencies and service level advantages such as greater flexibility and more scalability. Additionally during the first quarter, we committed funds to Brazil to provide for future contingent consideration payments owed to the former shareholders of CDC.

We are continuously working at adding new and growing existing vendors in our various geographies. For example, we have been successfully working with ShoreTel in North America and the United Kingdom to transition their resellers to a two-tier distribution model. as well as, experienced continued success with several of our newer security vendors, such as Samsung, Arecont, Mobotix, and ACTi. Because we have longer lead times, we continue to maintain inventory at levels greater than normal. However, we ended the second quarter with more inventory than planned. Accordingly, we will be focusing our product management teams on aligning our purchases in the March quarter with our forecast, while simultaneously managing the risk of reducing inventory at the cost of potential sales opportunities.

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

The following table summarizes the Company’s annualized return on invested capital ratio for the quarters ended December 31, 2011 and 2010, respectively:

	Quarter ended December 31,
	2011	2010
Return on invested capital ratio, annualized	19.8%	25.0%

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

	Quarter ended December 31,
Reconciliation of EBITDA to net income:	2011	2010
	(in thousands)
Net income	$21,367	$21,621
Plus: income taxes	11,347	12,017
Plus: interest expense	749	388
Plus: depreciation & amortization	2,258	1,446

EBITDA (numerator)	$35,721	$35,472

Invested capital calculations:	2011	2010
	(in thousands)
Equity – beginning of the quarter	$597,658	$513,646
Equity – end of the quarter	616,103	535,649

Average equity	606,881	524,648
Average funded debt (1)	109,303	38,213

Invested capital (denominator)	$716,184	$562,861

Return on invested capital (annualized)(2)	19.8%	25.0%

1)	Average funded debt is calculated as the daily average amounts outstanding on our revolving and long-term debt facilities.
2)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year. There were 92 in the current and prior year quarters.

Our return on invested capital was 19.8% for the quarter, compared to 25.0% for the prior year quarter. The decrease in ROIC is primarily driven by increased borrowings on the Company’s revolving credit facility to fund working capital needs, the acquisition of CDC and future CDC earnout payments. As previously discussed, we also benefitted in the prior year from a $3.1 million legal recovery from a former service provider.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and six months ended December 31, 2011 and 2010, respectively:

	Quarter ended December 31,
	2011	2010	$ Change	% Change
		(in thousands)
North American distribution	$562,923	$522,875	$40,048	7.7%
International distribution	219,761	160,769	58,992	36.7%

Net sales	$782,684	$683,644	$99,040	14.5%

	Six months ended December 31,
	2011	2010	$ Change	% Change
		(in thousands)
North American distribution	$1,136,395	$1,017,200	$119,195	11.7%
International distribution	416,548	300,975	115,573	38.4%

Net sales	$1,552,943	$1,318,175	$234,768	17.8%

On a comparative basis, worldwide net sales for the quarter ended December 31, 2011 increased 14.5% to $782.7 million and 17.8% to $1.6 billion year-to-date. For the quarter, we had higher net sales in every sales unit and geography except Europe Communications. Our quarter and year-to-date growth is largely attributable to higher volumes and the addition of ShoreTel in North America, strong AIDC revenues in Europe and the incremental impact of CDC on our international distribution segment.

North American Distribution

The North American distribution segment includes net sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. For the quarter ended December 31, 2011, net sales increased over the comparative prior year period by $40.0 million or 7.7%, and comparative net sales for the year-to-date period increased by $119.2 million or 11.7%.

The North American distribution segment’s POS, barcoding and security product revenues have increased by 4.2% in comparison to the prior year quarter. POS system sales were strong this quarter. Many of our newer vendors continue to grow in our security product lines with video surveillance products performing very well.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined net sales of these units increased by 11.5% and 17.3% over the comparable quarter and six months ended December 31, 2010, respectively. Continued growth in Avaya Data and Polycom products, as well as the successful addition of ShoreTel, have contributed significantly to the success of these sales units in the quarter and year-to-date periods.

International Distribution

The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. For the quarter ended December 31, 2011, net sales for this segment increased by $59.0 million or 36.7% and $115.6 million or 38.4% for the year-to-date period. The sales increase over the prior year quarter and year-to-date is largely driven by the incremental sales of CDC and increased big deals from POS and barcoding products in Europe. For the quarter, foreign exchange fluctuations had a $1.4 million unfavorable impact on net sales. However, foreign exchange had a $9.5 million favorable impact on the year-to-date period from a weaker average exchange for the U.S. dollar against the euro. Excluding the impact of foreign exchange rate fluctuation, the net sales increase was 37.5% and 35.2% for the quarter and six months, respectively, mainly due to the acquisition of CDC.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and six months ended December 31, 2011 and 2010, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
North American distribution	$57,136	$54,109	$3,027	5.6%	10.1%	10.3%
International distribution	22,703	16,517	6,186	37.5%	10.3%	10.3%

Gross profit	$79,839	$70,626	$9,213	13.0%	10.2%	10.3%

	Six months ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
North American distribution	$113,990	$102,281	$11,709	11.4%	10.0%	10.1%
International distribution	44,940	31,826	13,114	41.2%	10.8%	10.6%

Gross profit	$158,930	$134,107	$24,823	18.5%	10.2%	10.2%

North American Distribution

Gross profit for the North American distribution segment increased 5.6% or $3.0 million and 11.4% or $11.7 million for the quarter and six months ended December 31, 2011, respectively. As a percentage of net sales for the North American distribution segment, our gross profit decreased 20 basis points to 10.1% from the comparative quarter and 3 basis points to 10.0% from the comparative year-to-date. The decrease in margin is mainly due to timing of vendor incentives.

International Distribution

In our international distribution segment, gross profit increased by 37.5% or $6.2 million and 41.2% or $13.1 million for the quarter and six months ended December 31, 2011, respectively. The increase in gross profit is primarily due to the addition of CDC, partially offset by favorable vendor programs achieved in Europe in the prior year. Gross profit, expressed as a percentage of net sales remained comparable to the prior year quarter at 10.3% and increased 22 basis points over the prior year-to-date to 10.8%. For the year-to-date, the increase in gross profit percentage is driven by the incremental impact of CDC to our international segment.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2011 and 2010, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
Selling, general and administrative expense	$48,474	$37,088	$11,386	30.7%	6.2%	5.4%
Change in fair value of contingent consideration	(722)	—	(722)	-100.0%	-0.0%	0.0%

Operating expense	$47,752	$37,088	$10,664	28.8%	6.1%	5.4%

	Six month ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
Selling, general and administrative expense	$95,043	$75,721	$19,322	25.5%	6.1%	5.7%
Change in fair value of contingent consideration	172	—	172	100.0%	0.0%	0.0%

Operating expense	$95,215	$75,721	$19,494	25.7%	6.1%	5.7%

Selling, general and administrative expenses increased 30.7% or $11.4 million and 25.5% or $19.3 million for the quarter and six months ended December 31, 2011, respectively. The primary drivers in the increase are the incremental expenses related to CDC, higher compensation expenses supporting higher sales and continued investment in our business in Europe. Additionally, the prior year quarter included a $3.1 million legal recovery from a former service provider.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other selling, general and administrative expenses. In the current quarter, we recorded a $0.7 million gain on the change in fair value of the contingent consideration. The gain is primarily the result of changes to projected revenues and operating expenses expected to support the business during the remaining earnout period used in the valuation of the liability.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2011 and 2010, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
North American distribution	$26,756	$29,288	$(2,532)	-8.6%	4.8%	5.6%
International distribution	5,331	4,250	1,081	25.4%	2.4%	2.6%

	$32,087	$33,538	$(1,451)	-4.3%	4.1%	4.9%

	Six months ended December 31,				% of Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
North American distribution	$56,030	$50,708	$5,322	10.5%	4.9%	5.0%
International distribution	7,685	7,678	7	0.0%	1.8%	2.6%

	$63,715	$58,386	$5,329	9.1%	4.1%	4.4%

For the North American distribution segment, operating income decreased $2.5 million over the comparable quarter but increased $5.3 million year-to-date. The quarterly decrease is due to the favorable impact of the $3.1 million legal recovery in the prior year. The increase year-to-date is driven by additional gross margin related to increased net sales. Operating income as a percentage of net sales decreased to 4.8% and 4.9% for the quarter and six months ended December 31, 2011.

For the international distribution segment, operating income increased $1.1 million from the prior year quarter, primarily due to the $0.7 million gain on change in fair value of contingent consideration, and was flat year-to-date. Operating income nominally increased due to increasing operating expenses in the current year-to-date period. As a percentage of sales, operating income decreased to 2.4% and 1.8% for the quarter and year-to-date. The decrease in operating income percentage is due to a decline in gross margin percentage in Europe resulting from nonrecurring vendor program attainment achieved in the prior year and higher operating expenses as we continue to invest in this region, partially offset by the incremental operating income from CDC.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and six months ended December 31, 2011 and 2010, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
Interest expense	$749	$388	$361	93.0%	0.1%	0.1%
Interest income	(1,002)	(306)	(696)	227.5%	-0.1%	-0.0%
Net foreign exchange (gains) losses	(282)	(53)	(229)	432.1%	-0.0%	-0.0%
Other, net	(92)	(129)	37	(28.7%)	-0.0%	-0.0%

Total other (income) expense, net	$(627)	$(100)	$(527)	527%	-0.1%	-0.0%

	Six months ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
Interest expense	$1,236	$754	$482	63.9%	0.1%	0.1%
Interest income	(1,452)	(605)	(847)	140.0%	-0.1%	-0.0%
Net foreign exchange (gains) losses	3,291	336	2,955	879.5%	0.2%	0.0%
Other, net	(134)	(145)	11	7.6%	-0.0%	-0.0%

Total other (income) expense, net	$2,941	$340	$2,601	765.0%	0.2%	0.0%

Interest expense reflects interest paid related to borrowings on the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter and six months ended December 31, 2011 was $0.7 million and $1.2 million, respectively. The increase in interest expense for both comparative periods is primarily the result of higher average debt balances between the respective periods on our revolving credit facilities. On October 11, 2011, we amended and restated our previous $250 million revolving credit facility. See Note 13 to the condensed consolidated financial statements for further discussion of the details of the new credit facility.

Interest income for the quarter and six months ended December 31, 2011 was $1.0 million and $1.5 million, respectively. Interest income increased 227.5% and 140.0% over the prior year quarter and six month period, respectively. The increase is the result of interest earned on cash balances in Brazil that is the result of the additional capital infusion to fund future earnout payments to CDC’s previous shareholders. As yields in Brazil are significantly higher than yields in the United States, we have been collecting significantly more interest income since the date of the funds transfer in September 2011. To a much lesser extent, interest income is generated on longer-term interest bearing receivables and interest earned on cash and cash-equivalent balances on hand outside of Brazil.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the euro versus the British pound, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real and the U.S. dollar versus other currencies. For the year-to-date period, the majority of these losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, we incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In mid-August, we decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the year-to-date foreign exchange loss, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter that were not hedged at the time. Subsequently, we have been including these exposures in our daily hedging activities. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of speculative transactions.

Provision for Income Taxes

Income tax expense was $11.3 million and $21.0 million for the quarter and year-to-date, respectively. The effective tax rate for the same periods was 34.7% and 34.6%, respectively. The effective tax rate for the prior year quarter and prior year-to-date was 35.7%. The decrease in the effective tax rate from the prior year period largely reflects a changing geographical mix of income to lower rate tax jurisdictions.

Net Income

The following table summarizes our net income for the quarters and six months ended December 31, 2011 and 2010, respectively:

	Period ended December 31,				% of Net Sales December 31,
	2011	2010	$ Change	% Change	2011	2010
		(in thousands)
Quarter	$21,367	$21,621	$(254)	-1.2%	2.7%	3.2%
Six months	$39,746	$37,328	$2,418	6.5%	2.6%	2.8%

The decrease from the comparative quarter and increase in year-to-date net income is attributable to the changes in operations, as discussed above.

Acquisitions

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of 100% of the shares of CDC Brasil S.A., now operating under the name of CDC Brasil, Brazil’s leading distributor of AIDC and POS solutions. CDC was a privately-held, value-added distributor that sold only to resellers. This acquisition gives the Company an established presence in South America’s largest specialty technology market and will allow the Company to more easily scale its South American operations.

Our valuation of CDC’s identified intangibles, contingent consideration, pre-acquisition contingencies and goodwill is incomplete as of the date of this filing on Form 10-Q. ASC 805, Business Combinations, allows a subsequent measurement period in order to resolve provisional amounts recorded in the initial purchase accounting, which ends once the facts related to these estimates are resolved. The measurement period may not be extended more than one year from the acquisition date. The values assigned to identifiable intangible assets, contingent consideration and goodwill may change due to revised and more appropriate assumptions and methodologies used in the third-party valuation of CDC’s assets acquired and liabilities assumed or from more relevant information obtained regarding events and circumstances that existed on or before the acquisition date. Additionally, the Company is still assessing the probabilities and valuation of the pre-acquisition contingencies identified in the due diligence process related to specific, local tax contingencies. For events and circumstances existing on the acquisition date, significant changes to the purchase accounting will be retrospectively applied to the Company’s comparative financial statements in accordance with ASC 805 within the applicable measurement period. Any changes to CDC opening balances outside of the measurement period will be reflected through current period earnings.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under our European subsidiary’s revolving credit facility. The Company’s cash and cash equivalent balance totaled $42.6 million at December 31, 2011, compared to $28.7 million at June 30, 2011, of which $35.4 million and $10.9 million were held outside of the United States as of December 31, 2011 and June 30, 2011, respectively. There was a significant increase in cash held outside of the United States due to a $22 million cash transfer to our Brazilian subsidiary to cover future earnout payments to the former shareholders of CDC. We transferred the cash in September 2011 to our Brazilian subsidiary in order to mitigate future foreign exchange risk.

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

Our working capital increased to $599.8 million at December 31, 2011 from $532.2 million at June 30, 2011. The $67.6 million change in working capital is primarily due to increased cash, accounts receivable and inventory balances supporting our increased sales volumes. These working capital investments maintain our commitment to extend reasonable credit terms to our resellers as the channel continues to grow and to strategically stock inventory to accommodate anticipated reseller demand of our vendors’ products. In recent years, increased stock levels have been required due to product supply chain constraints, but more recently, these increased levels have been maintained as lead times for certain products continue to be long.

As of December 31, 2011, there was $95.0 million outstanding on the Company’s $300 million revolving credit facility. In addition, there was $0.7 million outstanding on the Company’s €6 million revolving credit facility in Europe.

Our number of day’s sales in receivables (DSO) was 57 days at December 31, 2011, compared to 56 and 55 days in the sequential and comparative prior year quarters, respectively, which are within our normal range of expectations.

Inventory turned 5.6 times during the quarter, compared to 6.7 and 5.8 in the prior year and sequential quarters, respectively. We have continued to increase inventory levels of certain products in response to increased market demand, favorable vendor programs and longer lead times. At the end of the quarter, our inventory levels were at the high end of our target range. Going into the March quarter, we anticipate lower inventory levels.

Cash used in operating activities was approximately $22.7 million for the six months ended December 31, 2011, compared to $33.1 million of cash used for the comparative prior year period. The decrease in cash used in operations is primarily due to the decrease in the change of accounts receivable of $7.3 million year-over-year.

During the second half of fiscal 2010, the Company began the process to implement a new enterprise resource planning (“ERP”) system to standardize our processes throughout the world. The implementation is expected to be phased-in over the next several years. The Company has spent approximately $24.2 million on the project from inception through December 31, 2011. Of the $24.2 million, $21.5 million has been in the form of capital expenditures. Management expects that the cash flow impact of this project will be in the range of $5 to $9 million in 2012 and approximately $5 million in 2013. We expect total expense for the project to be between $34.5 and $38.5 million, which includes cost of internal personnel and outside consultants. The Company expects to finance these costs using cash flow from operations and its revolving credit facility.

Cash used in investing activities for the quarter ended December 31, 2011 was $5.5 million, compared to $5.7 million used in the comparative prior year period. Spending during both periods is related primarily to the aforementioned ERP implementation.

On October 11, 2011, we refinanced the $250 million revolving credit facility, due on September 28, 2012. We entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. We incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets on the condensed consolidated balance sheet and are being amortized on a straight-line basis through the maturity date of the New Credit Agreement on October 11, 2016.

At our option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company’s ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement as well as a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of December 31, 2011.

We have significantly increased our borrowing activity on the revolving credit facility. Amounts outstanding at the end of the quarters ended December 31, 2011 and 2010 were $95.0 million and $12.8 million, respectively. We had $205.0 million and $237.2 million available for additional borrowings at December 31, 2011 and 2010, respectively. The average daily balance was $86.4 million and $5.5 million for the six months ended December 31, 2011 and 2010, respectively. In the current six month period, we have increased our usage of our revolving credit facility to support our sales growth, grant the appropriate credit to our resellers, expand our inventory levels to support longer lead times and capitalize on favorable vendor pricing. Additionally, we transferred $22 million to our Brazilian bank account in September 2011 in order to pre-fund future earnout payments to the previous shareholders of CDC. Timing of payments to vendors may cause temporary spikes in borrowings. These borrowings are generally repaid as soon as cash flow permits. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this report.

In the current quarter, cash provided by financing activities amounted to $45.3 million, in comparison with cash provided of $16.7 million in the comparative prior year period. The increase in cash provided by financing activities is driven by the increased borrowings on our revolving credit facility as discussed previously, partially offset by the repayment of our $25 million unsecured note payable due on September 28, 2012.

On a gross basis, we borrowed $824.9 million on the revolving credit facility for the six months ended December 31, 2011, and repaid $754.5 million during the same period. In addition, we incurred and paid $1.4 million for debt issue costs in conjunction with the amendment and restatement of our revolving credit facility. In the prior year, we borrowed $273.3 million on the revolving credit facility and repaid $260.6 million during the comparative six month period.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 2.00% at December 31, 2011. At the quarter end, there was $0.7 million outstanding on this facility, compared to $3.2 million outstanding at June 30, 2011. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On January 4, 2008, we entered into an interest rate swap with a notional amount of $25 million and designated this instrument as a cash flow hedge of our exposure to variability in future cash flows with the associated note payable. Under the terms of the swap, we paid a fixed rate of 3.65% plus a fixed spread of 0.65% on the $25 million notional amount and received payments from a counterparty based on 30 day LIBOR plus a fixed spread of 0.65% for a term ending on September 28, 2011. On September 28, 2011, the interest rate swap expired and the fair value of the interest rate swap and accumulated other comprehensive income was reduced to zero. We have not entered into another interest rate swap since the expiration.

On August 1, 2007, we entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of December 31, 2011, and the effective interest rate was 1.12%. We were in compliance with all covenants associated with this agreement as of December 31, 2011.

On April 15, 2011 through our wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, we completed the acquisition of all of the shares of CDC Brasil, S.A., now operating under the name of CDC Brasil Distribuidora de Tecnologia Especiais Ltda., pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was partially paid on April 15, 2011, with an initial payment of $36.2 million, net of cash acquired, and assumption of working capital payables and debt and variable, annual payments through June 30, 2015 based on CDC’s annual financial results. The acquisition will be funded by cash on hand and our existing revolving credit facility. As of December 31, 2011, we have $20.0 million accrued for future earnout payments, of which $6.7 million is classified as current. Subsequent to quarter end, we made our first earnout payment to the selling shareholders for the results of the twelve months ended June 30, 2011 in the amount of $1.9 million. The remaining current portion of $4.8 million represents the amount estimated for the twelve month period ended June 30, 2012. Although there is no contractual limit, future undiscounted contingent consideration payments may range from $1.9 million up to $30.7 million, based on our best estimate as the earnout is based on a multiple of adjusted earnings as defined in the Share Purchase and Sale Agreement.

Management believes that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.

Contractual Obligations

As discussed above, we amended our revolving credit facility by entering into the New Credit Agreement on October 11, 2011, and recently we have increased our borrowing activity on the revolving credit facility. Except with respect to these changes discussed in detail above, there have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of August 29, 2011, other than those which occur in the ordinary course of business.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended December 31, 2011 would have resulted in a less than $0.3 million increase or decrease, respectively, in pre-tax income for the period.

To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company had implemented an interest rate risk management strategy that incorporated the use of an interest rate swap designated as a cash flow hedge to minimize the significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s use of derivative instruments had the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company sought to lessen such risks by establishing a policy to identify, control, and manage market risks which arose from changes in interest rates, as well as limiting its counterparties to major financial institutions. The interest rate swap expired on September 28, 2011, and was not renewed due to the subsequent payment of the related $25 million promissory note from funds obtained through the New Credit Agreement entered into on October 11, 2011.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the condensed consolidated income statements each period. The underlying exposures are denominated primarily in British pounds, euros, Mexican pesos, Canadian dollars and Brazilian reais. At December 31, 2011, the fair value of the Company’s currency forward contracts outstanding was a net payable of $0.3 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011. During the quarter and six months ended December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk factors in our other reports and statements that we file with the SEC, including our quarterly report on Form 10-Q for the quarter ended September 30, 2011, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2011, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011; (ii) the condensed consolidated income statements for the quarters and six months ended December 31, 2011 and 2010; (iii) the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010; and (iv) the Notes to the condensed consolidated financial statements **

**	Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: February 7, 2012	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: February 7, 2012	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011; (ii) the condensed consolidated income statements for the quarters and six months ended December 31, 2011 and 2010; (iii) the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010; and (iv) the Notes to the condensed consolidated financial statements **

**	Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.