Form 10-Q
period 2012-03-31
SCANSOURCE INC
filed 2012-05-09
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Quarter and nine month period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, no par value per share	27,578,390 shares

SCANSOURCE, INC.

INDEX TO FORM 10-Q

March 31, 2012

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2011 and December 31, 2011. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share information)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$34,295	$28,747
Accounts receivable, less allowance of $26,791 at March 31, 2012 and $26,562 at June 30, 2011	445,206	462,102
Inventories	501,980	467,350
Prepaid expenses and other assets	35,460	35,421
Deferred income taxes	16,731	15,894

Total current assets	1,033,672	1,009,514

Property and equipment, net	46,332	36,819
Goodwill	56,363	59,090
Other assets, including identifiable intangible assets	71,174	76,765

Total assets	$1,207,541	$1,182,188

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$3,164
Current portion of contingent consideration	5,061	2,398
Accounts payable	397,163	406,453
Accrued expenses and other liabilities	62,321	60,157
Income taxes payable	1,341	5,175

Total current liabilities	465,886	477,347

Long-term debt	5,429	30,429
Borrowings under revolving credit facility	41,491	26,513
Long-term portion of contingent consideration	14,678	21,396
Other long-term liabilities	37,607	39,109

Total liabilities	565,091	594,794

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,553,590 and 27,109,932 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	137,348	123,608
Retained earnings	514,659	460,157
Accumulated other comprehensive income (loss)	(9,557)	3,629

Total shareholders’ equity	642,450	587,394

Total liabilities and shareholders’ equity	$1,207,541	$1,182,188

June	30, 2011 results are derived from audited consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net sales	$707,883	$613,466	$2,260,827	$1,931,641
Cost of goods sold	638,615	547,637	2,032,630	1,731,704

Gross profit	69,268	65,829	228,197	199,937
Selling, general and administrative expenses	46,711	40,349	141,753	116,071
Change in fair value of contingent consideration	1,072	—	1,244	—

Operating income	21,485	25,480	85,200	83,866

Interest expense	254	429	1,490	1,182
Interest income	(780)	(313)	(2,233)	(918)
Other (income) expense, net	206	300	3,363	492

Income before income taxes	21,805	25,064	82,580	83,110
Provision for income taxes	7,049	8,530	28,077	29,248

Net income	$14,756	$16,534	$54,503	$53,862

Per share data:
Net income per common share, basic	$0.54	$0.61	$2.00	$2.01

Weighted-average shares outstanding, basic	27,489	26,938	27,290	26,811

Net income per common share, diluted	$0.53	$0.60	$1.97	$1.98

Weighted-average shares outstanding, diluted	27,926	27,413	27,709	27,182

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$54,503	$53,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,594	4,350
Provision for accounts and notes receivable	4,968	5,443
Share-based compensation and restricted stock	5,515	3,464
Deferred income taxes	(5,387)	70
Excess tax benefits from share-based payment arrangements	(150)	444
Change in fair value of contingent consideration	1,244	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	90	(19,019)
Inventories	(44,859)	(45,713)
Prepaid expenses and other assets	1,424	(14,891)
Other noncurrent assets	(486)	(8,765)
Accounts payable	(297)	(1,974)
Accrued expenses and other liabilities	3,557	22,410
Income taxes payable	(2,648)	(1,227)

Net cash provided by (used in) operating activities	25,068	(1,546)

Cash flows from investing activities:
Capital expenditures	(10,187)	(10,198)
Cash paid for business acquisitions, net of cash acquired	—	—

Net cash provided by (used in) investing activities	(10,187)	(10,198)

Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(2,949)	1,828
Borrowings (repayments) on revolving credit, net of debt issue costs	14,296	1,257
Exercise of stock options	8,071	4,878
Excess tax benefits from share-based payment arrangements	150	(444)
Repayments of long-term debt	(25,000)	—
Contingent consideration payments	(2,000)	—

Net cash provided by (used in) financing activities	(7,432)	7,519

Effect of exchange rate changes on cash and cash equivalents	(1,901)	801

Increase (decrease) in cash and cash equivalents	5,548	(3,424)
Cash and cash equivalents at beginning of period	28,747	34,605

Cash and cash equivalents at end of period	$34,295	$31,181

See accompanying notes to the condensed consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (the “Company”) is the leading wholesale distributor of specialty technology products, providing value-added distribution services to resellers. The Company has two geographic distribution segments: one serving North America from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America from Florida, Mexico and Brazil and serving Europe from Belgium. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom and ScanSource Communications sales units; and physical security and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products; ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe.

On April 15, 2011, the Company purchased all of the shares of CDC Brasil S.A (“CDC”). CDC is the leading POS and Barcoding distributor in Brazil. CDC, headquartered in Curitiba, Brazil, is now included under the ScanSource Latin America operating unit.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2012 and June 30, 2011, the results of operations for the quarters and nine months ended March 31, 2012 and 2011, and the statement of cash flows for the nine months ended March 31, 2012 and 2011. The results of operations for the quarters and nine months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter and nine months ended March 31, 2012 from the information included in Note 2 of the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains two zero-balance disbursement accounts at separate financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, outstanding cash disbursements in excess of cash on hand are presented in accounts payable on the condensed consolidated balance sheet. Cash disbursements released but not yet cleared from these accounts in the amounts of $45.5 million and $73.6 million are presented in accounts payable as of March 31, 2012 and June 30, 2011, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendment becomes effective for interim and annual periods beginning after December 15, 2011, which is the current period ended March 31, 2012 for the Company. This amendment has had no impact on the Company’s condensed consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be fiscal 2013 for the Company. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net Income	$14,756	$16,534	$54,503	$53,862

Denominator:
Weighted-average shares, basic	27,489	26,938	27,290	26,811
Dilutive effect of share-based payments	437	475	419	371

Weighted-average shares, diluted	27,926	27,413	27,709	27,182

Net income per common share, basic	$0.54	$0.61	$2.00	$2.01

Net income per common share, diluted	$0.53	$0.60	$1.97	$1.98

For the quarter and year-to-date period ended March 31, 2012, there were 260,901 and 597,872 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter and year-to-date period ended March 31, 2011, there were 475,289 and 371,253 weighted average shares outstanding, respectively, that are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Comprehensive Income

Comprehensive income consists of the following:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)
Net income	$14,756	$16,534	$54,503	$53,862
Unrealized gain on hedged transaction, net of tax	—	127	139	337
Changes in foreign currency translation adjustments	4,965	6,101	(13,325)	12,974

Comprehensive income	$19,721	$22,762	$41,317	$67,173

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2012	June 30, 2011
	(in thousands)
Currency translation adjustment	$(9,557)	$3,768
Unrealized gain (loss) on fair value of interest rate swap	—	(139)

Accumulated other comprehensive income	$(9,557)	$3,629

(4) Acquisitions

CDC Brasil, S.A.

On April 15, 2011, the Company completed its acquisition of 100% of the shares of CDC, Brazil’s leading distributor of AIDC and POS solutions. This acquisition gives the Company an established presence in Latin America’s largest specialty technology market and allows the Company to more easily scale its Latin American operations.

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

In the current quarter, the Company finalized the purchase accounting for the CDC acquisition. The Company has elected to record all purchase accounting adjustments in the current quarter as opposed to retrospective application set forth in ASC 805. We have determined that retrospective application is immaterial to the users of the Company’s financial statements. The adjustments made during the quarter pertain to the finalization of the purchase price allocation to the fair value of customer relationships, pre-acquisition contingency liabilities and corresponding indemnification assets and deferred income taxes. These adjustments are summarized in the following table:

	As of April 15, 2011
	Preliminary Purchase Allocation	Purchase Accounting Adjustments	Revised Purchase Allocation
	(in thousands)
Consideration
Initial cash payment, net of cash acquired	$36,228	$—	$36,228
Fair value of earnout obligation	23,952	—	23,952

Total consideration	$60,180	$—	$60,180

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable, net of allowance	$21,378	$—	$21,378
Inventories	30,560	—	30,560
Prepaid expenses and other assets	3,575		3,575
Current deferred income taxes, net	1,409	(3,225)	(1,816)
Property and equipment, net	1,741	—	1,741
Intangible assets	18,327	4,278	22,605
Escrowed pre-acquisition contingencies receivable	16,013	7,977	23,990
Short-term borrowings	(1,277)	—	(1,277)
Accounts payable	(34,006)	—	(34,006)
Accrued expenses and other liabilities	(3,896)	—	(3,896)
Income taxes payable	(2,097)	1,174	(923)
Escrowed pre-acquisition contingencies payable	(16,013)	(7,977)	(23,990)
Long-term deferred income taxes, net	—	(3,141)	(3,141)
Other long-term liabilities	(177)	—	(177)

Total identifiable net assets	35,537	(914)	34,623

Goodwill	$24,643	$914	$25,557

All adjustments above are as of the acquisition date.

In the current quarter, we recorded incremental amortization expense to catch up accumulated amortization for the additional purchase price allocated to customer relationships as of March 31, 2012. The impact of the incremental amortization and related tax effect are summarized below:

Quarter ended March 31, 2012
(in thousands)
Condensed consolidated income statement
Amortization expense	$441
Provision for income taxes	$(150)

As of the March 31, 2012 condensed consolidated balance sheet, the Company reflected pre-acquisition contingencies related to the purchase of CDC at $4.3 million and $7.1 million in other current liabilities and other long-term liabilities, respectively. These recorded contingencies pertain to Brazilian tax exposures prior to the acquisition date. The Company also had indemnification assets in the same amounts recorded in prepaid expenses and other assets (current) and other assets (noncurrent), respectively. The amounts recorded for pre-acquisition contingencies have decreased from the prior quarter as the statute of limitations on a portion of the contingencies have lapsed. The amount of reasonably possible undiscounted pre-acquisition contingencies as of March 31, 2012, is estimated to range as high as $15.0 million at this time, of which all exposures identified are indemnifiable under the Share Purchase and Sale Agreement.

(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2012, by operating segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2011	$20,081	$39,009	$59,090
Additions	—	914	914
Fluctuations in foreign currencies	—	(3,641)	(3,641)

Balance as of March 31, 2012	$20,081	$36,282	$56,363

There was no acquisition activity during the quarter or nine months ended March 31, 2012. The change in goodwill from June 30, 2011 relates to purchase accounting adjustments for CDC and foreign exchange fluctuations. See Note 4 for further details regarding purchase accounting adjustments recorded this quarter.

Included within other assets described in the balance sheet are net identifiable intangible assets of $30.0 million and $32.4 million at March 31, 2012 and June 30, 2011, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, trade names and debt issue costs.

(6) Short Term Borrowings and Long Term Debt

Short-Term Borrowings

The Company has a €6.0 million secured revolving credit facility, which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.5% per annum. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The outstanding balances at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
	(in thousands)
Short-term borrowings	$—	$3,164

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its $250 million revolving credit facility, due on September 28, 2012. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The Company incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets, on the condensed consolidated balance sheet and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the New Credit Agreement.

At the Company’s option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, shall bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company’s ratio of total debt (excluding accounts payable and accrued liabilities) to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of March 31, 2012, was 1.00% for LIBOR-based loans and 0.00% for Prime rate-based loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of March 31, 2012. The outstanding balances at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
	(in thousands)
Borrowings under revolving credit facility	$41,491	$26,513

During the nine months ended March 31, 2012, the Company borrowed $1,133.0 million on the revolving credit facility. The Company repaid $1,117.3 million during the same period. Including cash payments for debt issue costs for $1.4 million, net borrowings for the nine month period were $14.3 million. Additionally, the average daily balance during the nine month period was $92.8 million.

During the nine months ended March 31, 2011, the Company borrowed $433.6 million on the revolving credit facility. The Company repaid $432.3 million during the same period. Net borrowings for the nine month period were $1.3 million. Additionally, the average daily balance during the nine month period was $9.5 million.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of March 31, 2012, the Company was in compliance with all covenants under this bond.

On January 2, 2008, the Company entered into a $25 million promissory note with a third party lender. This note payable accrued interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and was scheduled to mature on September 28, 2012. On October 11, 2011, the note was fully repaid using funds obtained through the New Credit Agreement.

	March 31, 2012	June 30, 2011
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.09% variable interest rate at March 31, 2012 and maturing on September 1, 2032	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only and maturing in fiscal 2013	—	25,000

Less current portion	—	—

Long-term portion	$5,429	$30,429

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

At March 31, 2012, the Company had contracts outstanding with notional amounts of $69.9 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Net foreign exchange derivative contract gains (losses)	$(1,666)	$(2,352)	$(2,863)	$(2,310)
Net foreign currency transactional and re-measurement gains (losses)	1,386	1,943	(708)	1,565

Net foreign currency gains (losses)	$(280)	$(409)	$(3,571)	$(745)

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

For the year-to-date period, the majority of losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, the Company incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In mid-August, the Company decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time the Company entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the year-to-date foreign exchange loss, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter that were not hedged at the time. Subsequently, the Company has been including these exposures in its daily hedging activities.

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

The components of the cash flow hedge included in accumulated other comprehensive income, net of income taxes, in the condensed consolidated balance sheets for the quarters and nine months ended March 31, 2012 and 2011, respectively, are as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$—	$212	$216	$643
Unrealized gain (loss) in fair value of interest swap rates	—	(11)	(1)	(110)

Net increase (decrease) in accumulated other comprehensive income (loss)	—	201	215	533
Income tax effect	—	(74)	(76)	(196)

Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$—	$127	$139	$337

The Company has the following derivative instruments located on the condensed consolidated balance sheets and income statements, utilized for the risk management purposes detailed above:

	As of March 31, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets (a):
Foreign exchange contracts	$—	$2
Derivative liabilities (b):
Foreign exchange contracts	$—	$277

(a)	All derivative assets are recorded as prepaid expenses and other assets in the condensed consolidated balance sheet.
(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the condensed consolidated balance sheet.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt listed in Note 6 is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria). The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$11,847	$11,847	$—	$—
Forward foreign currency exchange contracts	2	—	2	—

Total assets at fair value	$11,849	$11,847	$2	$—

Liabilities:
Deferred compensation plan investments, current and non-current portion	$11,847	$11,847	$—	$—
Forward foreign currency exchange contracts	277	—	277	—
Liability for contingent consideration, current and non-current portion	19,739	—	—	19,739

Total liabilities at fair value	$31,863	$11,847	$277	$19,739

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

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 7, “Derivatives and Hedging Activities.” Foreign currency contracts are classified in the condensed consolidated balance sheet in prepaid expenses and other assets or accrued expenses and other liabilities, depending on the respective contracts’ favorable or unfavorable positions.

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the condensed consolidated balance sheet. The fair value of contingent consideration (Level 3) is determined using a discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded to the change in fair value of contingent consideration line item in the condensed consolidated income statement. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3, Comprehensive Income.

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarter and nine month periods ended March 31, 2012 and 2011

	Contingent consideration for the quarter ended March 31,		Contingent consideration for the nine months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Fair value at beginning of period	$20,002	$—	$23,794	$—
Issuance of contingent consideration	—	—	—	—
Payments	(2,000)	—	(2,000)	—
Change in fair value	1,072	—	1,244	—
Fluctuation due to foreign currency translation	665	—	(3,299)	—

Fair value at end of period	$19,739	$—	$19,739	$—

The fair value of the liability for the contingent consideration recognized at March 31, 2012 was $19.7 million, of which $5.1 million is classified as current. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company’s condensed consolidated balance sheet. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. Also, in accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the “change in fair value of contingent consideration” line item on the Company’s condensed consolidated income statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the condensed consolidated income statement contributed a loss of $1.1 million for the quarter and a loss of $1.2 million for the nine months ended March 31, 2012. The change this quarter is largely driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven significant changes in the translation of the real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments may range up to $31.7 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

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

North American Distribution

The North American distribution segment offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data, video and converged communications equipment sold by the Catalyst Telecom and (iii) ScanSource Communications sales units and (iv) physical security and wireless infrastructure products sold by the ScanSource Security sales unit. These products are sold to more than 14,500 resellers and integrators of technology products that are geographically dispersed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s worldwide net sales for the quarters or nine months ended March 31, 2012 or 2011.

International Distribution

The international distribution segment sells to two geographic areas, Latin America aggregated with Europe, and offers AIDC and POS equipment as well as security and communications products to more than 16,000 resellers and integrators of technology products. Of this segment’s customers, no single account represented more than 1% of the Company’s worldwide net sales during the quarters or nine months ended March 31, 2012 or 2011.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements. Selected financial information of each business segment is presented below:

	Quarter ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(In thousands)
Sales:
North American distribution	$541,049	$467,628	$1,699,106	$1,497,531
International distribution	178,038	151,419	594,587	452,394
Less intersegment sales	(11,204)	(5,581)	(32,866)	(18,284)

	$707,883	$613,466	$2,260,827	$1,931,641

Depreciation and amortization:
North American distribution	$935	$1,000	$2,977	$3,161
International distribution	1,819	395	4,617	1,189

	$2,754	$1,395	$7,594	$4,350

Operating income:
North American distribution	$21,471	$20,089	$77,501	$70,797
International distribution	14	5,391	7,699	13,069

	$21,485	$25,480	$85,200	$83,866

Capital expenditures:
North American distribution	$3,342	$4,354	$7,670	$9,879
International distribution	1,333	128	2,517	319

	$4,675	$4,482	$10,187	$10,198

	March 31, 2012	June 30, 2011
	(in thousands)
Assets:
North American distribution	$792,317	$785,057
International distribution	415,224	397,131

	$1,207,541	$1,182,188

In prior periods, the Company included its intercompany investment and funding arrangements related to foreign subsidiaries in its North American segment assets and the offsetting liabilities and elimination entries were inappropriately included as a reduction to the international segment’s assets. The effect of this understated international segment assets. During the current period, the Company corrected its disclosure of assets by segment by eliminating entries related to intercompany investments and funding arrangements from both segments. Management has concluded that the correction is immaterial and, accordingly, previous filings have not been revised. However, segment assets related to prior periods presented herein have been adjusted to remove intercompany investment and funding arrangements. The effect of this adjustment on segment assets listed above as of June 30, 2011 was to reduce North American segment assets by $173.7 million, from $958.8 million as previously disclosed to $785.1 million and to increase international segment assets by $173.7 million, from $223.4 million as previously disclosed to $397.1 million.

(10) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations. See Note 4 for discussion of pre-acquisition contingencies associated with the purchase of CDC.

(11) Income Taxes

The Company had approximately $2.3 million and $2.1 million of total gross unrecognized tax benefits including interest as of March 31, 2012 and June 30, 2011, respectively. Of this total, approximately $1.9 million and $1.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate as of March 31, 2012 and June 30, 2011, respectively. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2012, the Company had approximately $1.0 million accrued for interest and penalties, $0.1 million of which was a current period expense.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. During the quarter, a tax liability of approximately $0.4 million was reversed in Brazil due to the lapse of the statute of limitations.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates and a $0.4 million income tax benefit recognized in the March 2012 quarter.

(12) Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated events occurring between the end of the most recent quarter and the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution services to resellers. The Company has two geographic distribution segments: one serving North America from our Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil and Belgium. The North American distribution segment offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data, video and converged communications equipment sold by the Catalyst Telecom and (iii) ScanSource Communications sales units and (iv) physical security and wireless infrastructure products sold by the ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products; ScanSource Europe markets AIDC and POS products; and communication products are marketed through its ScanSource Communications sales unit in Europe.

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

Our objective is to continue to grow profitable sales in the technologies we distribute. In doing so, our management team faces numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete.

We have continued investing in our international distribution segment, particularly in Europe, by temporarily accepting lower than normal returns in the business in an effort to gain market share and customers. In the current quarter, our results in the international distribution segment were weaker than expected as the markets in Europe and Latin America seemed to contract and competitive pressures intensified. While certain international markets are volatile in the current macroeconomic environment, especially parts of Europe, we are continuing to invest in this business to position the Company favorably against our competitors.

We are in the process of the design and develop a new Enterprise Resource Planning (“ERP”) system that is intended to be used globally and provide operational efficiencies. We have recently received a project study from a third party service provider, which indicates that the project will take longer to implement and exceed our previously disclosed cost estimates. Based on this study, we have determined that the new system will not be implemented during calendar 2012, and we are developing the appropriate plans to move forward. During the year, we have consolidated the warehousing function of our German communications business into our Belgian operations. This consolidation gives us logistical efficiencies and service level advantages such as greater flexibility and scalability. We committed funds to Brazil to provide for future contingent consideration payments owed to the former shareholders of CDC, and we are continuously working to add new vendors and grow existing vendors in our various geographies. Also, we continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios. This is our third full quarter of results with our most recent acquisition, CDC Brasil, S.A. (“CDC”). CDC is Brazil’s leading distributor of AIDC and POS solutions.

Evaluating Financial Condition and Operating Performance

We place a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring financial condition and operating performance. We use ROIC, a non-GAAP measure, to assess efficiency at allocating capital under our control to generate returns. ROIC is computed as earnings before interest, taxes, depreciation and amortization (“EBITDA”) annualized by calendar days and divided by invested capital. Invested capital is defined as average equity plus daily average funded debt for the period.

The following table summarizes annualized return on invested capital ratio for the quarters ended March 31, 2012 and 2011:

	Quarter ended March 31,
	2012	2011
Return on invested capital ratio, annualized	13.5%	18.2%

The discussion that follows this overview explains the change in ROIC from the comparative period. Management uses ROIC as a performance measurement because we believe this metric best balances our operating results with asset and liability management, excludes the results of capitalization decisions, is easily computed and communicated and drives changes in shareholder value. The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Reconciliation of EBITDA to net income:
Net income	$14,756	$16,534
Plus: income taxes	7,049	8,530
Plus: interest expense	254	429
Plus: depreciation & amortization	2,754	1,395

EBITDA (numerator)	$24,813	$26,888

	2012	2011
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$616,103	$535,649
Equity – end of the quarter	642,450	562,072

Average equity	629,277	548,861
Average funded debt (1)	111,247	51,129

Invested capital (denominator)	$740,524	$599,990

Return on invested capital (annualized)(2)	13.5%	18.2%

(1)	Average funded debt is calculated as the daily average amounts outstanding on our revolving and long-term debt facilities.
(2)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 91 days in the current year quarter and 90 days in the prior year quarter.

Our return on invested capital was 13.5% for the quarter, down from 18.2% for the prior year quarter. The decrease in EBITDA is largely the result of lower gross margins globally and SG&A investment in Europe. Additionally, in the current year, we incurred a $1.1 million charge for the change in fair value of the CDC earnout, which was not in prior year. In the prior year, we incurred a nonrecurring $2.4 million charge for the funding of a supplemental executive retirement plan (“SERP”). Invested capital has grown significantly from the prior year quarter end. The increase is partially attributable to borrowings on the revolving credit facility for the purchase of CDC and a $22 million cash transfer to our Brazilian subsidiary to pre-fund future earnout payments.

Results of Operations

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and nine months ended March 31, 2012 and 2011, respectively:

	Quarter ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
North American distribution	$529,845	$462,047	$67,798	14.7%
International distribution	178,038	151,419	26,619	17.6%

Net sales	$707,883	$613,466	$94,417	15.4%

	Nine months ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
North American distribution	$1,666,240	$1,479,247	$186,993	12.6%
International distribution	594,587	452,394	142,193	31.4%

Net sales	$2,260,827	$1,931,641	$329,186	17.0%

On a comparative basis, worldwide net sales for the quarter ended March 31, 2012 increased 15.4% to $707.9 million and 17.0% to $2.3 billion year-to-date. For the current quarter, our growth came from our sales units in North America and the addition of CDC, which was acquired April 15, 2011. For the year-to-date period, we’ve generated significant organic sales growth in North America and have benefitted greatly from incremental business in Brazil with the CDC acquisition.

North American Distribution

The North American distribution segment includes net sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. For the quarter ended March 31, 2012, net sales increased over the comparative prior year period by $67.8 million or 14.7%, and comparative net sales for the year-to-date period increased by $187.0 million or 12.6%.

The North American distribution segment’s POS, barcoding and security product revenues have increased by 13.0% and 8.6% over the comparable quarter and nine months ended March 31, 2011, respectively. The increase in POS and barcoding products was driven by big deals and strong scanner sales. Additionally, we have continued to grow our security business with growth coming from video surveillance and wireless products.

The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom sales unit and the ScanSource Communications sales unit. The combined net sales of these units increased by 16.6% and 17.1% over the comparable quarter and nine months ended March 31, 2011, respectively. Aruba, Juniper and ShoreTel products were very strong this quarter, which further contributed to another quarter of double-digit growth in these sales units.

International Distribution

The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. For the quarter ended March 31, 2012, net sales for this segment increased by $26.6 million or 17.6% and $142.2 million or 31.4% for the quarter and year-to-date periods, respectively. The sales increase over the prior year quarter and nine months is largely driven by the incremental sales in Brazil with the CDC acquisition. We have seen a decline in current quarter sales in both Latin America and Europe as larger projects seem to be delayed. Additionally, our European business has been experiencing pricing pressure as the economy has been struggling in recent months. For the quarter, foreign exchange fluctuations had a $5.1 million unfavorable impact on net sales. However, foreign exchange had a $4.3 million favorable impact on the year-to-date period from a weaker average exchange for the U.S. dollar against the euro. Excluding the impact of foreign exchange rate fluctuation, the net sales increase was 20.9% and 30.5% for the quarter and nine months, respectively, mainly due to the acquisition of CDC.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and nine months ended March 31, 2012 and 2011, respectively:

	Quarter ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
North American distribution	$50,187	$48,512	$1,675	3.5%	9.5%	10.5%
International distribution	19,081	17,317	1,764	10.2%	10.7%	11.4%

Gross profit	$69,268	$65,829	$3,439	5.2%	9.8%	10.7%

	Nine months ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
North American distribution	$164,176	$150,794	$13,382	8.9%	9.9%	10.2%
International distribution	64,021	49,143	14,878	30.3%	10.8%	10.9%

Gross profit	$228,197	$199,937	$28,260	14.1%	10.1%	10.4%

North American Distribution

Gross profit for the North American distribution segment increased 3.5% or $1.7 million and 8.9% or $13.4 million for the quarter and nine months ended March 31, 2012, respectively. As a percentage of net sales for the North American distribution segment, our gross profit decreased 103 basis points to 9.5% from the comparative quarter and 34 basis points to 9.9% from the comparative year-to-date period. The decrease in margin percentage is mainly due to changes in product mix and vendor incentive programs.

International Distribution

In our international distribution segment, gross profit increased by 10.2% or $1.8 million and 30.3% or $14.9 million for the quarter and nine months ended March 31, 2012, respectively. The increase in gross profit is primarily due to the addition of CDC. Gross profit, expressed as a percentage of net sales, decreased 72 basis points to 10.7% and 9 basis points to 10.8% over the comparative quarter and year-to-date period, respectively. The decrease in the current quarter margin percentage is largely due to pricing pressure in Europe and Latin America, partially offset by higher margin percentage earned by CDC.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2012 and 2011, respectively:

	Quarter ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
Selling, general and administrative expense	$46,711	$40,349	$6,362	15.8%	6.6%	6.6%
Change in fair value of contingent consideration	1,072	—	1,072	100.0%	0.2%	0.0%

Operating expense	$47,783	$40,349	$7,434	18.4%	6.8%	6.6%

	Nine months ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
Selling, general and administrative expense	$141,753	$116,071	$25,682	22.1%	6.3%	6.0%
Change in fair value of contingent consideration	1,244	—	1,244	100.0%	0.0%	0.0%

Operating expense	$142,997	$116,071	$26,926	23.2%	6.3%	6.0%

Selling, general and administrative expenses increased 15.8% or $6.4 million and 22.1% or $25.7 million for the quarter and nine months ended March 31, 2012, respectively. The primary drivers in the increase are the incremental expenses related to CDC, additional headcount worldwide and continued investment in our international distribution segment. Conversely, the prior year quarter included a $2.4 million charge for the funding of the SERP.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other selling, general and administrative expenses. In the current quarter, we recorded a $1.1 million loss on the change in fair value of the contingent consideration. The loss is primarily the result of the lapse of time in the discount period used for the fair value calculation, as well as variance between actual and forecasted results for fiscal 2012. For the nine months ended March 31, 2012, we incurred a $1.2 million loss for the change in fair value. The year-to-date loss is partially offset by the $0.7 million gain recorded in the December 2011 quarter as a result of modifying projected revenues and operating expenses for CDC during the earnout period.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2012 and 2011, respectively:

	Quarter ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
North American distribution	$21,471	$20,089	$1,382	6.9%	4.1%	4.3%
International distribution	14	5,391	(5,377)	-99.7%	0.0%	3.6%

	$21,485	$25,480	$(3,995)	-15.7%	3.0%	4.2%

	Nine months ended March 31,		$ Change	% Change	% of Sales March 31,
	2012	2011			2012	2011
	(in thousands)
North American distribution	$77,501	$70,797	$6,704	9.5%	4.7%	4.8%
International distribution	7,699	13,069	(5,370)	-41.1%	1.3%	2.9%

	$85,200	$83,866	$1,334	1.6%	3.8%	4.3%

For the North American distribution segment, operating income increased 6.9% or $1.4 million and 9.5% or $6.7 million for the quarter and nine months ended March 31, 2012. In the prior year quarter, we incurred a $2.4 million charge to fund the SERP, contributing to the increase in operating income for the quarter. The increase year-to-date is driven by additional gross margin dollars related to increased net sales. Operating income as a percentage of net sales decreased to 4.1% and 4.7% for the quarter and nine months ended March 31, 2012. For both comparable periods, operating income is unfavorably affected by lower gross margin percentage described earlier.

For the international distribution segment, operating income decreased $5.4 million from the comparative prior year quarter and nine month period. The decrease is attributable to weaker results in the current quarter and a $0.4 million nonrecurring adjustment of amortization expense related to increased CDC intangible assets from the finalization of purchase accounting. The change in fair value of contingent consideration is included in this segment, in which we incurred losses of $1.1 million and $1.2 million for the current quarter and nine month periods, respectively. Our gross margins decreased from lower sales volume and pricing pressures as a result of economic volatility and competition in markets outside of Brazil. Also, selling, general and administrative expense is up in the international distribution segment from increased headcount, investment in our European business and the acquisition of CDC. As a percentage of sales, operating income decreased to 0.0% and 1.3% for the quarter and year-to-date period. The decrease in operating income percentage reflects pricing pressure in Europe, higher operating expenses as we continue to invest in international markets and the change in fair value adjustment of the CDC contingent consideration.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and nine months ended March 31, 2012 and 2011, respectively:

	Quarter ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
Interest expense	$254	$429	$(175)	-40.8%	0.0%	0.1%
Interest income	(780)	(313)	(467)	149.2%	-0.0%	-0.1%
Net foreign exchange (gains) losses	280	409	(129)	-31.5%	0.0%	0.1%
Other, net	(74)	(109)	35	-32.1%	-0.0%	-0.0%

Total other (income) expense, net	$(320)	$416	$(736)	-176.9%	0.0%	0.1%

	Nine months ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
Interest expense	$1,490	$1,182	$308	26.1%	0.0%	0.1%
Interest income	(2,233)	(918)	(1,315)	143.2%	-0.1%	-0.0%
Net foreign exchange (gains) losses	3,571	745	2,826	379.3%	0.2%	0.0%
Other, net	(208)	(253)	45	-17.8%	-0.0%	-0.0%

Total other (income) expense, net	$2,620	$756	$1,864	246.6%	0.1%	0.0%

Interest expense reflects interest incurred on borrowings from the Company’s revolving credit facility and other long-term debt agreements. Interest expense for the quarter and nine months ended March 31, 2012 was $0.3 million and $1.5 million, respectively. Interest expense is down 40.8% from the prior year quarter, largely from capitalizing a portion of our interest expense to our ERP project, included in property and equipment on our condensed consolidated balance sheet. On October 11, 2011, we amended and restated our previous $250 million revolving credit facility.

Interest income for the quarter and nine months ended March 31, 2012 was $0.8 million and $2.2 million, respectively. Interest income increased 149.2% and 143.2% over the prior year quarter and nine month period, respectively. The increase is largely the result of interest earned on cash balances in Brazil from a $22 million capital infusion to fund future earnout payments to CDC’s former shareholders. As yields in Brazil are significantly higher than yields in the United States, we have been collecting significantly more interest income since the date of the funds transfer in September 2011. To a much lesser extent, interest income is generated on longer-term interest bearing receivables and interest earned on cash and cash-equivalent balances on hand outside of Brazil.

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

For the year-to-date period, the majority of foreign exchange losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, we incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In mid-August, we decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the year-to-date foreign exchange loss, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter that were not hedged at the time. Subsequently, we have been including these exposures in our daily hedging activities.

Provision for Income Taxes

Income tax expense was $7.0 million and $28.1 million for the quarter and year-to-date, respectively. The effective tax rates for the same periods were 32.3% and 34.0%, respectively. The effective tax rate for the prior year quarter and prior year-to-date was 34.0% and 35.2% respectively. The decrease in the effective tax rate from the prior year period largely reflects a changing geographical mix of income to lower rate tax jurisdictions and a $0.4 million discrete tax benefit recognized during the current quarter.

Net Income

The following table summarizes our net income for the quarters and nine months ended March 31, 2012 and 2011, respectively:

	Period ended March 31,		$ Change	% Change	% of Net Sales March 31,
	2012	2011			2012	2011
	(in thousands)
Quarter	$14,756	$16,534	$(1,778)	-10.8%	2.1%	2.7%
Nine months	$54,503	$53,862	$641	1.2%	2.4%	2.8%

The decrease from the comparative quarter and increase in year-to-date net income is attributable to the changes in operations, as discussed above.

Acquisitions

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of 100% of the shares of CDC Brasil S.A, Brazil’s leading distributor of AIDC and POS solutions. CDC was a privately-held, value-added distributor that sold only to resellers. This acquisition gives the Company an established presence in Latin America’s largest specialty technology market and will allow the Company to more easily scale its Latin American operations.

We completed the purchase accounting for the acquisition this quarter. Please see Note 4 to our condensed consolidated financial statements regarding the changes made during the quarter.

The acquisition was completed with an initial cash payment on the acquisition date with five remaining payments in the form of annual earnout installment payments. ASC 805 requires the earnout obligation to the previous shareholders to be remeasured at its fair value at each reporting date until this contingent consideration is paid in full in accordance to the Share Purchase and Sale Agreement. In doing so, we are required to record the change in the liability for the contingent consideration in earnings each period until the consideration is paid in full.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under the revolving credit facility, secured and unsecured borrowings, and borrowings under our European subsidiary’s revolving credit facility. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities.

The Company’s cash and cash equivalent balance totaled $34.3 million at March 31, 2012, compared to $28.7 million at June 30, 2011, of which $30.6 million and $10.9 million were held outside of the United States as of March 31, 2012 and June 30, 2011, respectively. There was a significant increase in cash held outside of the United States due to a $22 million cash transfer to our Brazilian subsidiary to provide for future earnout payments to the former shareholders of CDC. We transferred the cash in September 2011 to our Brazilian subsidiary in order to mitigate foreign exchange rate risk.

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

Our working capital increased to $567.8 million at March 31, 2012 from $532.2 million at June 30, 2011. The $35.6 million change in working capital is primarily due to increased cash and inventory and lower accounts payable, partially offset by lower accounts receivable. These working capital investments maintain our commitment to extend reasonable credit terms to our resellers as the channel continues to grow and to strategically stock inventory to accommodate anticipated reseller demand of our vendors’ products. In previous years, increased stock levels have been required due to product supply chain constraints, but more recently, increased levels of certain products have been maintained as their lead times continue to be long. We are proactively working at reducing our inventory levels this quarter and have reduced inventory by $14.7 million from the December quarter-end.

As of March 31, 2012, there was $41.5 million outstanding on the Company’s $300 million revolving credit facility. There were no borrowings on the Company’s €6 million revolving credit facility in Europe.

Our number of day’s sales in receivables (DSO) was 57 days at March 31, 2012, compared to 57 and 56 days in the sequential and comparative prior year quarters, respectively, which are within our normal range of expectations.

Inventory turned 5.0 times during the quarter, compared to 5.5 and 5.6 times in the prior year and sequential quarters, respectively. We had 15 paid-for inventory days at March 31st, down from 18 days at the same time last year, and up from 11 days at the end of second quarter. Inventory levels are down $14.7 million from the sequential quarter. However, levels are still up $100.7 million from March 31, 2011, as the Company has built up inventory from vendor incentives over the three sequential quarters and longer lead times. We are continuing our efforts to properly size our inventory levels and reduce our carrying costs, without risking sales opportunities with our resellers.

Cash provided by operating activities was approximately $25.1 million for the nine months ended March 31, 2012, compared to $1.5 million of cash used in the comparative prior year period. In the prior year, net sales were growing at a rate of 26% without the benefit of CDC, versus 17% in the current year with CDC. Prior year sales growth required higher net investment in working capital, which uses more cash in our operating activities. As sales growth has slowed compared to the prior year, our net investment in working capital has slowed accordingly.

We are in the process of the design and development of a new enterprise resource planning (“ERP”) system to standardize our processes throughout the world. The Company has spent approximately $30.2 million on the project from inception through March 31, 2012. Of the total spend, $24.7 has been in the form of capital expenditures. We anticipate ERP spend in the quarter ended June 30, 2012 to be approximately $3.5 million. We have recently received a project study from a third party service provider, which indicates that the project will take longer to implement and exceed our previously disclosed cost estimates, which at the high end was $38.5 million. Based on the study, we have determined that the new system will not be implemented during calendar 2012, and we are developing the appropriate plans to move forward. The project is being financed with cash provided from operations and our revolving credit facility.

Cash used in investing activities for the quarter ended March 31, 2012 was $10.2 million and $10.2 million for the nine months ended March 31, 2012 and 2011, respectively. The capital spending in both years is primarily related to ERP related expenditures.

In addition to our domestic revolving credit facility, the Company has a €6.0 million secured revolving credit facility utilized by our European operations which bears interest at the 30 day Euro Interbank Offered Rate (“EURIBOR”) plus a spread of 1.50% at March 31, 2012. At the quarter end, there was no outstanding balance on this facility, compared to $3.2 million outstanding at June 30, 2011. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On October 11, 2011, we refinanced the $250 million revolving credit facility, due on September 28, 2012. We entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. We incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets on the condensed consolidated balance sheet, which are being amortized on a straight-line basis through the maturity date of the New Credit Agreement on October 11, 2016.

At our option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company’s ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the New Credit Agreement). We were in compliance with all covenants under the credit facility as of March 31, 2012.

We have significantly increased our borrowing activity on the revolving credit facility. Amounts outstanding at the end of the quarters ended March 31, 2012 and 2011 were $41.5 million and $2.1 million, respectively. We had $258.5 million and $247.9 million available for additional borrowings at March 31, 2012 and 2011, respectively. The average daily balance was $92.3 million and $9.5 million for the nine months ended March 31, 2012 and 2011, respectively. In the current nine month period, we have increased our usage of our revolving credit facility to support increased sales volumes, grant the appropriate credit to our resellers, expand our inventory levels to support longer lead times and capitalize on favorable vendor pricing. Additionally, we transferred $22 million to our Brazilian bank account in September 2011 in order to pre-fund future earnout payments to the previous shareholders of CDC. Timing of payments to vendors may cause temporary spikes in borrowings. These borrowings are generally repaid as soon as cash flow permits. Interest expense associated with these borrowings and the average outstanding daily debt are disclosed in more detail in the discussion of Total Other Expense (Income) and the Return on Invested Capital (ROIC) calculation presented earlier in this report.

In the current nine months, cash used in financing activities amounted to $7.4 million, in comparison with cash provided of $7.5 million in the comparative prior year period. The change in financing activities is driven by the repayment of our $25 million unsecured note payable due on September 28, 2012 and the first installment paid on the CDC earnout of $2.0 million. These payments were partially offset by increased borrowings on our revolving credit facility and cash generated from the exercise of stock options.

On a gross basis, we borrowed $1,133.0 million on the revolving credit facility for the nine months ended March 31, 2012, and repaid $1,117.3 million during the same period. In addition, we paid $1.4 million for debt issue costs in conjunction with the amendment and restatement of our revolving credit facility. In the prior year, we borrowed $433.6 million on the revolving credit facility and repaid $432.3 million during the comparative nine month period.

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

On August 1, 2007, we entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at our Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of March 31, 2012, and the effective interest rate was 1.09%. We were in compliance with all covenants associated with this agreement as of March 31, 2012.

On April 15, 2011 through our wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, we completed the acquisition of all of the shares of CDC Brasil, S.A. The purchase price was partially paid on April 15, 2011, with an initial payment of $36.2 million, net of cash acquired, and assumption of working capital payables and debt and variable, annual payments through June 30, 2015 based on CDC’s annual financial results. Future earnout payments will be funded by cash on hand and our existing revolving credit facility. As of March 31, 2012, we have $19.7 million accrued for future earnout payments, of which $5.1 million is classified as current. Although there is no contractual limit, future undiscounted contingent consideration payments may range up to $31.7 million, based on our best estimate as the earnout is based on a multiple of adjusted earnings as defined in the Share Purchase and Sale Agreement.

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

See Note 1 of the Notes to condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long term debt and subsidiary line of credit for the quarter ended March 31, 2012 would have resulted in a $0.6 million increase or decrease, respectively, in pre-tax income for the period.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico, Brazil and Europe. These risks include the translation of functional currency balances of foreign subsidiaries, inter-company loans with foreign subsidiaries and transactions denominated in non-functional currencies. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. In the normal course of business, foreign exchange risk is managed by using foreign currency forward contracts to hedge these exposures, as well as balance sheet netting of exposures. The Company’s Board of Directors has approved a foreign exchange hedging policy to minimize foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon our forecasted purchases and sales denominated in certain foreign currencies. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other (income) expense.

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked to market with changes in their values recorded in the condensed consolidated income statements each period. The underlying exposures are denominated primarily in British pounds, euros, Mexican pesos, Canadian dollars and Brazilian reais. At March 31, 2012, the fair value of the Company’s currency forward contracts outstanding was a net payable of $0.3 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012. During the quarter and nine months ended March 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk factors in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q for the quarters ended September 30, 2011 and December 31, 2011, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2011 and on Form 10-Q for the quarters ended September 30, 2011 and December 31, 2011, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results. In the current quarter, we have modified two existing risk factors and added another risk factor regarding the design, development and implementation of a new enterprise resource planning system. Please see these risk factors below:

People – The departure, transition or replacement of key personnel could significantly impact results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our operating results could be adversely affected by increased competition for employees, higher employee turnover, or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.

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

Our continued growth is also dependent, in part, on the skills, experience and efforts of our senior management, including but not limited to, Michael Baur, our Chief Executive Officer. We may not be successful in retaining the members of our senior management team or our other key employees. While we have entered into employment agreements with key executives and have obtained a key person life insurance policy on our CEO’s life, the loss of the services of Mr. Baur or any member of our senior management team could also have an adverse effect on our business, financial condition and results of operations. Recent departures and retirement announcements of senior management has resulted in the transition of many management positions within our company. The process of identifying management successors creates uncertainty and could become a distraction to our senior management and the Board. We may not be successful in attracting qualified candidates to replace key positions when necessary. As a result, the transition process and the identification and recruitment of candidates to fill senior management positions may be disruptive to our business or operations.

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

In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

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

Additional costs, cost overruns and delays with implementation of new ERP system –Significant additional costs, cost overruns and delays in connection with the implementation of our new ERP system may adversely affect our business and results of operations.

The implementation of our new ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. We have experienced cost overruns and project delays in connection with the implementation process. Until the new ERP system is fully implemented, we expect to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations may be adversely affected if we experience operating problems, additional costs, or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes significantly.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011; (ii) the condensed consolidated income statements for the quarters and nine months ended March 31, 2012 and 2011; (iii) the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011; and (iv) the Notes to the condensed consolidated financial statements **

**	Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANSOURCE, INC.

/s/ Michael L. Baur
Michael L. Baur
Date: May 9, 2012	Chief Executive Officer (Principal Executive Officer)

/s/ Richard P. Cleys
Richard P. Cleys
Date: May 9, 2012	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011; (ii) the condensed consolidated income statements for the quarters and nine months ended March 31, 2012 and 2011; (iii) the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011; and (iv) the Notes to the condensed consolidated financial statements **

**	Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.