Form 10-K
period 2012-06-30
SCANSOURCE INC
filed 2012-08-24
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
Commission File Number: 000-26926
 _______________________________________________
ScanSource, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________

South Carolina (State or other jurisdiction of incorporation or organization)	57-0965380 (I.R.S. Employer Identification No.)
6 Logue Court Greenville, South Carolina (Address of principal executive offices)	29615 (Zip Code)
(864) 288-2432
(Registrant’s telephone number, including area code)
  _______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None.
  _______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2011 was $973,035,756, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2012
Common Stock, no par value per share	27,609,840 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by referenced into Part III of this report certain portions of its proxy statement for its 2012 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2012.

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

PART I
ITEM 1.    Business.
ScanSource, Inc., together with its subsidiaries (the “Company”), was incorporated in South Carolina in 1992 and is a leading wholesale distributor of specialty technology products, providing value-added distribution services to resellers. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from our Southaven, Mississippi distribution center and an international segment serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil and Belgium. The North American distribution segment sells products through four sales units: automated identification and data capture ("AIDC") and point-of-sale ("POS") equipment sold by the (i) ScanSource POS and Barcoding sales unit; voice, data, video and converged communications equipment sold by the (ii) Catalyst Telecom and (iii) ScanSource Communications sales units; and physical security and wireless infrastructure products sold by the (iv) ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe. See Note 13 to the Notes to the Consolidated Financial Statements for financial information concerning the Company’s reporting segments and the geographic areas in which the Company operates.
North American Distribution Segment
ScanSource POS and Barcoding Sales Unit
The ScanSource POS and Barcoding sales unit markets AIDC and POS products which interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling and warehouse management. The bar code family of products is referred to as automatic identification and data capture because it includes all types of portable data collection terminals, wireless products, bar code label printers and scanners. POS products are those PC-based products that have replaced electronic cash registers in retail and hospitality environments and the peripheral products that attach to them. These peripheral devices include such items as cash drawers, pole displays, signature capture units, display monitors and magnetic strip readers. In addition to these peripheral devices, ScanSource POS and Barcoding also sells products that attach to the POS network in the store, including kiosks, network access points, routers and digital signage displays.
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
ScanSource Security Sales Unit
The ScanSource Security sales unit focuses on hardware distribution of electronic security equipment. The product offering includes identification, access control, video surveillance, intrusion-related and wireless infrastructure products.
International Distribution Segment
The Company’s international distribution segment markets AIDC, POS and communications products to technology resellers and integrators in the Latin American and European markets. In addition, we distribute specialty security technologies in Latin America. In April 2011, the Company purchased all of the shares of CDC Brasil S.A. (“CDC”), formerly known as CDC Brasil Distribuidora LTDA, a corporation organized under the laws of the Federative Republic of Brazil, in order to expand our reach in the Latin American market. CDC is included with our ScanSource Latin America operating unit.
See Item 1A. “Risk Factors” below for a discussion of certain risks attendant to the Company’s international operations.

Products and Markets
The Company currently markets over 100,000 products from approximately 250 hardware and software vendors to over 30,000 reseller customers primarily from its central warehouses in Mississippi, Florida, Mexico, Brazil and Belgium.
AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products that include bar code printers, hand-held and fixed-mount laser scanners, mobile and wireless data collection devices and magnetic stripe readers. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications, such as health care. POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. In communications, voice and data products include private branch exchanges (“PBXs”), key systems, and telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, VoIP systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems. Electronic security products include identification, access control, video surveillance, intrusion-related products and wireless infrastructure products.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of the amount of the Company’s net sales contributed by product categories.
Industry Overview
The distribution channels for specialty technology products generally consist of manufacturers, wholesale distributors such as ScanSource, resellers and end-users. The “sales channel” for specialty technology products typically evolves through a three-stage process: (i) direct sales by manufacturers to end-users; (ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end-users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sell only to resellers who, in turn, sell directly to end-users. Currently, the wholesale distribution channel for technology products is served by both broad line and specialty distributors. The broad line distributors are engaged primarily in conventional order fulfillment and typically offer their reseller customers less support and fewer value-added services than do specialty distributors. The specialty distributors that compete with ScanSource are generally smaller, both in terms of size and geographic area covered.
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

Vendors
The Company’s key vendors in its worldwide POS and barcoding sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, IBM, Intermec, Motorola, NCR, Toshiba and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, include Aruba, Avaya, Audiocodes, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom and Shoretel. The Company’s key vendors in its security sales units include Alvarion, Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Pelco, Ruckus Wireless, Samsung, Sony and Zebra Card.
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
The Company has approximately 250 hardware and software vendors that currently supply its products. Of all of the Company’s vendors, only two, Motorola and Avaya, each constituted more than 10% of the Company’s net sales.
The Company has three non-exclusive distribution agreements with Motorola. One agreement covers sales of Motorola hardware and software products in North and South America, another agreement covers sales of Motorola hardware and software products in Europe, the Middle East and Africa and another agreement covers sales of wireless products in Europe. The Motorola agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days and 90 days, respectively, notice to the other party.
The Company also has two non-exclusive distribution agreements with Avaya. One agreement covers the distribution of Avaya products in the United States, and the other agreement covers distribution of Avaya products in the United Kingdom and certain portions of continental Europe. In addition, the Avaya agreements provide separate authorizations for the Avaya Enterprise Communications Group (“ECG”) and Avaya Small to Medium Business (“SMB”) product lines. The Avaya agreements each have a one year term that automatically renews for additional one year terms if not terminated by either party upon 180 days or 90 days notice, respectively, to the other party.
In addition to the Motorola and Avaya agreements mentioned above, the Company has written distribution agreements with almost all of its vendors. These agreements are in the form that the Company believes are customarily used by manufacturers and distributors. The Company’s agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements typically provide the Company with stock rotation and price protection provisions, including with Motorola and Avaya. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor’s price reductions. Along with the Company’s inventory management policies and practices, these provisions are designed to reduce the Company’s risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.
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

Customers
The Company’s reseller customers currently include over 30,000 active value-added reseller accounts (“VARs”) located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 6% of the Company’s total net sales for the fiscal year ended June 30, 2012. The Company generally targets two types of reseller customers: specialty technology VARs and networking or PC VARs.
Specialty Technology VARs
These resellers focus on selling specialty technology products as tailored software or integrated hardware solutions for their end-users’ existing applications. They also incorporate specialty technology products into customized technology solutions for their end-users. Primary industries served by these resellers include manufacturing, distribution, health care, pharmaceutical, hospitality, government, convenience, grocery, financial and other retail markets.
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
Increasingly, customers rely upon the Company’s electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. Through the Company’s websites, most customers can gain remote access to the Company’s information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain United Parcel Service (“UPS”) and Federal Express (“FedEx”) package tracking numbers from this site.
Marketing
The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, product catalogs for each of the North American, European and Latin American markets, periodic newsletters, management of sales leads, trade shows with hardware and software companies and vendors and sales promotions. In addition, the Company organizes and operates its own seminars and teams with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.
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
Central Warehouse and Shipping
We operate a 600,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. Our European operation utilizes a third party warehouse located in Liege, Belgium that services all of Europe. Our Latin American warehouses are located in Florida, Mexico and Brazil. Our centralized distribution model creates several advantages, including: (i) a reduced amount of “safety stock” inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. Our objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.
Financial Services
Our sales terms are competitive within our specific geographic areas for qualified resellers and facilitate various third-party financing options, including leasing, flooring and other secured financing. We believe this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.
Competition
The markets in which we operate are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information.
Our competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end-users. In addition, our competitors include master resellers that sell to franchisees, third-party dealers and end-users. Certain current and potential competitors have greater financial, technical, marketing and other resources than the Company has and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units over the last several years as broad-line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and/or loss of market share.
In our worldwide POS and barcoding sales units, the Company competes with broad-line distributors, such as Avnet, Ingram Micro and Synnex in all geographic segments. Additionally, the Company also competes against other smaller, more specialized AIDC and POS distributors, such as Azerty, Bluestar, BP Solutions, Interway Do Brasil and Nimax. In our worldwide communications sales units, the Company competes against other broad-line distributors, such as Avnet, Ingram Micro and Tech Data, and more specialized distributors, such as Jenne and Westcon. In our worldwide security sales units, the Company competes against other broad-line distributors, such as Ingram Micro and Tech Data, and more specialized distributors, such as ADI, Anixter and Tri-Northern. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

Employees
As of June 30, 2012, we had approximately 1,500 employees located in North America, Latin America and Europe. There is only one group of employees that belongs to a collective bargaining unit located in Mexico. The Company considers its employee relations to be good.
Service Marks
The Company conducts its business under the trade names and service marks "ScanSource POS and Barcode," "Catalyst Telecom," "ScanSource Communications," "ScanSource Services," "ScanSource Security," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource Mexico," and "ScanSource CDC Brasil."
The Company has been issued registrations for the service marks "ScanSource," "Catalyst Telecom," and "NetPoint" in countries in its principal markets. These trade names and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trade names or service marks. The Company also sells products and provides services under various trade names and service marks to which reference is made in this report that are the property of owners other than the Company.
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
Global economic instability – Current world-wide economic conditions and market disruptions may adversely affect our business, pricing strategy and results of operations.
Financial markets throughout the world could experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy costs, geopolitical issues and failure and potential failures of major financial institutions. These developments and/or a related general economic downturn may adversely impact our business and financial condition in a number of ways. Currently, we are experiencing weakened demand in our European operations as a result of current economic conditions in the region. Economic slowdowns can lead to reduced information technology spending by end users, which can adversely affect our sales. Economic instability has increased competitive pressure throughout the channels we serve, resulting in pricing pressures that have decreased our margins. This effect may continue in the future. Global economic downturn and instability may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. Tightening of credit in financial markets and general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This can result in a decrease in or cancellation of orders for our products and services, negatively impact our ability to collect our accounts receivable on a timely basis, result in additional reserves for uncollectible accounts receivable being required and lead to elevated levels of obsolete inventory. Deterioration in financial and credit markets heightens the risk of customer bankruptcies and delays in payments. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, British pound and the Brazilian real may also negatively impact our customer pricing and operating results.

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
Because we have operations in Brazil, Canada, Mexico and Europe, we are exposed to fluctuations in foreign currency exchange rates. We manage our exposure to fluctuations in the value of currencies using various derivative instruments. However, we may not be able to mitigate all foreign currency related risk. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. Developing economies, such as Brazil, could have sudden and drastic changes in foreign exchange rates compared to others.
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
As a result of our April 2011 acquisition of all of the shares of CDC, we have substantial operations in Brazil and face risks related to that country’s complex tax, labor, trade compliance and consumer protection laws and regulations. We may now have exposure to the complex tax structure in Brazil, where we have noted that several other companies have had issues with Brazilian tax authorities that have impacted earnings. Additionally, developing markets such as Brazil have greater political volatility, greater vulnerability to infrastructure and labor disruptions and are more likely than developed economies to experience market, currency and interest rate fluctuations and may have higher inflation. Any of these factors could adversely affect our financial condition and results of operations. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.
In addition, competition in developing markets such as Brazil is increasing as our competitors grow their global operations. Our success in integrating CDC’s operations is critical to our growth strategy. If we cannot successfully increase our business in Brazil, our product sales, financial condition and results of operations could be materially and adversely affected.
Systems and the transition to a new Enterprise Resource Planning System - Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or the ERP implementation could disrupt our business.
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

Our customers rely increasingly on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business. Many of our customers use our website to check real-time product availability, see their customized pricing and place orders. The Internet and individual websites have experienced a number of disruptions and slowdowns. In addition, some websites have experienced security breakdowns. While our website has not experienced any material disruptions or security breakdowns, any disruptions or breaches in security or a breach that compromises sensitive information could harm our relationship with our vendors, customers and other business partners. Any material disruption of our website or the Internet in general could impair our order processing or prevent our vendors and customers from accessing information and cause us to lose business.
Additional costs, cost overruns and delays with implementation of new ERP system - Significant additional costs, cost overruns and delays in connection with the implementation of our new ERP system may adversely affect our business and results of operations.
The implementation of our new ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. We have experienced cost overruns and project delays in connection with the implementation process. Until the new ERP system is fully implemented, we expect to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations have been and will continue to be adversely affected if we experience operating problems, additional costs, or cost overruns during the ERP implementation process, or if the ERP system and the associated process change significantly.
People - The departure, transition or replacement of key personnel could significantly impact results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.
Our operating results could be adversely affected by increased competition for employees, higher employee turnover, or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.
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
Our continued growth is also dependent, in part, on the skills, experience and efforts of our senior management, including but not limited to, Michael Baur, our Chief Executive Officer. We may not be successful in retaining the members of our senior management team or our other key employees. While we have entered into employment agreements with key executives and have obtained a key person life insurance policy on our CEO's life, the loss of the services of Mr. Baur or any member of our senior management team could also have an adverse effect on our business, financial condition and results of operations. Recent departures, retirement announcements and promotions of senior management has resulted in the transition of many management positions within our company. The process of identifying management successors creates uncertainty and could become a distraction to our senior management and the Board. We may not be successful in attracting qualified candidates to replace key positions when necessary. As a result, the transition process and the identification and recruitment of candidates to fill senior management positions may be disruptive to our business or operations.
Vendor relationships – Terminations of a distribution or services agreement or a significant change in supplier terms, authorizations, or lack of product availability, or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

A significant percentage of our net sales relates to products sold to us by relatively few vendors. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our vendors could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our vendors have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. We have no guaranteed price or delivery agreements with our vendors. In certain product categories, limited price protection or return rights offered by our vendors may have a bearing on the amount of product we may be willing to stock. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing vendor programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.
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
Meeting our customers’ needs quickly and fairly is critical to our business success. Our transactions with our customers are generally performed on a purchase order basis rather than under long term supply agreements. Our customers generally do not have an obligation to purchase from us. Therefore, our customers can readily switch their distributors. From time to time, we experience shortages in availability of some products from vendors, and this impacts our customers’ decisions regarding whether to make purchases from us. Anything that negatively impacts our customer relations also can negatively impact our operating results. Accordingly, our sales can vary as a result of fluctuations in pricing, product availability, and general competitive and economic conditions.
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

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products in North America from a single warehouse near Memphis, Tennessee (with corresponding arrangements for our Latin American and European markets). Similarly, we utilize a single information system based in Greenville, South Carolina for our North American and European operations, while our Latin American operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions could significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.
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
Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers or by technological changes affecting the usefulness or desirability of our products. Under the terms of most of our vendor agreements and the policy of most manufacturers of specialty technology products, we have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items. However, these protections are limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these industry practices are sometimes not reflected in vendor agreements and their application in a particular situation is dependent upon negotiations between our vendors and us. As a result, from time-to-time we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition, and results of operations.
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
The markets that we operate in are highly competitive. We compete on the basis of price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services, and availability of technical and product information. Our competitors include regional and national wholesale distributors as well as hardware manufacturers (including most of our vendors) that sell directly to resellers and to end users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share. As a result of intense price competition in our industry, our gross margins and our operating profit margins have historically been narrow, and we expect them to be narrow in the future. To remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have a negative impact on our financial results.

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
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions. Changes in payment terms with either suppliers or customers could increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under a subsidiary’s line of credit to satisfy our capital needs and to finance growth. While we believe that our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as the current economic downturn and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.
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
Cyber security risk – Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers' or our business partners' or our own information or other breaches of our information security.
We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of service providers or business partners may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.
 In addition, our third party service providers and other business partners process and maintain proprietary business information and data related to our business-to-business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.
Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.
Third party logistics and warehousing providers – We use third party logistics and warehousing providers in certain parts of the world that may expose us to risks or liabilities based on their execution that may adversely affect our business operations or financial results.
In Europe and Brazil, we use third parties to provide warehousing and logistics services in order to provide cost effective operations and scale in certain regions. The failure or inability of one or more of these third-parties to deliver products from suppliers to us or products from us to our customers could disrupt our business and harm our reputation and operating results. We work closely with our third party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. Additionally, deterioration of the financial condition of our logistical and warehousing providers could have an adverse impact on our logistical processes. Poor financial condition of these providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers. However, issues may not be identified timely, which may lead to lack of or poor execution, loss or litigation.

Third-party freight carriers – We are dependent on third-parties for the delivery of a majority of our products. Changes in shipping terms or the failure or inability of our third-party shippers to perform could have an adverse impact on our business and results of operations.
We are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), could have an adverse effect on our business, financial condition, and results of operations. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs. Additionally, deterioration of the financial condition of our carriers could have an adverse impact on our logistical processes and shipping costs. Poor financial condition of our freight carriers could result in delayed responsiveness in their service lead times, which would ultimately affect our responsiveness to our customers. Additionally, if our carriers were to increase our shipping costs, it may adversely affect our financial results if we are unable to pass on these higher costs to our customers.
Fair value measurement of contingent consideration, goodwill and other intangible assets – Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.
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
On at least an annual basis, we are required to assess our goodwill and other intangible assets for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date on June 30 of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges that would adversely affect our operating results.
Accounting rules – Changes in accounting rules or standards could have a significant adverse affect on our reported earnings.
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretations by various governing bodies including the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC and the American Institute of Certified Public Accountants. These governing bodies create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional non-cash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our financial position or results of operations.
Quarterly fluctuations – Our net sales and operating results are dependent on a number of factors. Our net sales may fluctuate from quarter to quarter, and these fluctuations may cause volatility in our stock price.
Our net sales and operating results may fluctuate quarterly as a result of changes in demand for our products and services, the introduction of new technology, actions by our competitors, changes in vendors’ prices or price protection policies, changes in vendors’ business practices or strategies, changes in freight rates, the timing or the addition of operating expenses to support our growth, the timing of major marketing or other service projects, product supply shortages, changes in product mix, and the general economic factors referenced above. In addition, a substantial portion of our net sales in each quarter results from orders booked in that quarter, which are difficult to accurately forecast in advance. As a result, our performance in one period may vary significantly from our performance in the preceding quarter, and may differ significantly from our forecast of performance from quarter to quarter. The impact of these variances may cause volatility in our stock price.

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
The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property, of which approximately 40,000 feet is subleased to unrelated third parties.
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
The Company or its subsidiaries also have offices, each of approximately 12,000 square feet or less, in leased facilities in Norcross, Georgia; Williamsville, New York; Tempe, Arizona; Lenexa, Kansas; Eagan, Minnesota; and Toronto, Canada.
International Distribution Facilities
The Company or its subsidiaries lease 29,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Cologne, Germany and 21,000 square feet of office space in Brussels, Belgium. The Company utilizes the logistical services of a third party warehouse in Liège, Belgium and . During fiscal 2012, we have consolidated the European warehouse operations in Liège and transferred our inventory from Cologne to the third party warehouse in Liège. In April 2011, the Company acquired CDC, which leases approximately 24,000 square feet of office and distribution center space in São José dos Pinhais, Brazil, leases 20,000 square feet of office and distribution center space in Barueri, Brazil, and utilizes the logistical services of a third party warehouse in Jaboatão dos Guararapes, Brazil.
The Company or its subsidiaries have additional sales offices, each of approximately 10,000 square feet or less, in leased facilities in Bad Homburg, Germany; Hull, England; Crawley, England; Egham, England; Olivet, France; Eindhoven, Netherlands, Curitiba, Brazil; Blumenau, Brazil; and Fortaleza, Brazil.
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

ITEM 4.	Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol “SCSC.” The Company has never paid or declared a cash dividend since inception, and the Board of Directors does not intend to institute a cash dividend policy in the foreseeable future. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is prohibited. As of August 20, 2012, there were approximately 560 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2012
First quarter	$40.00	$27.20
Second quarter	38.05	28.53
Third quarter	39.74	34.46
Fourth quarter	38.06	28.03
Fiscal Year 2011
First quarter	$29.90	$23.59
Second quarter	33.42	26.89
Third quarter	39.93	30.31
Fourth quarter	38.12	31.82
Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2007.

	2007	2008	2009	2010	2011	2012
ScanSource, Inc.	$100	$84	$77	$78	$117	$96
NASDAQ Composite	$100	$85	$73	$83	$110	$115
SIC Code 5045 – Computers & Peripheral Equipment	$100	$84	$80	$73	$93	$81

ITEM 6.	Selected Financial Data.
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
FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008(1)
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,015,296	$2,666,531	$2,114,979	$1,847,969	$2,175,485
Cost of goods sold	2,713,272	2,392,224	1,896,052	1,639,121	1,947,867
Gross profit	302,024	274,307	218,927	208,848	227,618
Selling, general and administrative expenses	188,388	161,326	143,151	134,730	133,653
Change in fair value of contingent consideration	120	(128)	—	—	—
Operating income	113,516	113,109	75,776	74,118	93,965
Interest expense, net	(1,247)	511	85	771	3,959
Other (income) expense, net	3,552	712	(50)	(2,307)	(212)
Income before income taxes and minority interest	111,211	111,886	75,741	75,654	90,218
Provision for income taxes	36,923	38,363	26,929	27,966	34,586
Net income	74,288	73,523	48,812	47,688	55,632
Net income per common share, basic	$2.72	$2.74	$1.83	$1.80	$2.13
Weighted-average shares outstanding, basic	27,362	26,872	26,605	26,445	26,098
Net income per common share, diluted	$2.68	$2.70	$1.82	$1.79	$2.10
Weighted-average shares outstanding, diluted	27,751	27,246	26,869	26,588	26,445

	As of June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Balance sheet data:
Working capital	$533,529	$532,167	$436,953	$399,647	$368,636
Total assets	1,201,806	1,182,188	859,750	748,631	772,206
Total long-term debt (including short-term borrowings)	9,697	60,106	30,429	30,429	56,623
Total shareholders’ equity	$652,311	$587,394	$486,851	$445,446	$395,753

(1)
Included in the statement of income for the fiscal year ended June 30, 2008 are $1.0 million of direct costs associated with the special committee review of the Company’s stock option practices. See Note 1A to the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements within this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are not historical facts and contain “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our ability to manage our business when general economic conditions are poor; our ability to manage the potential adverse effects of operating in foreign jurisdictions; our dependence upon information systems and the ability to transition to a new ERP system without business disruption; our dependence on vendors, product supply, and availability; our ability to retain key employees, particularly senior management; our ability to retain and expand our existing and new customer relationships; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to centralize certain functions to provide efficient support to our business; our ability to remain profitable in the face of narrow margins; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to compete in new and existing markets that are highly competitive; our ability to integrate acquisitions and effectively manage and implement our growth strategies; our inability to obtain required capital at acceptable terms to fund our working capital and growth strategies; our ability to manage disruptions or loss of certain assets from terrorist or military operations; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our ability to manage volatility in earnings resulting from U.S. GAAP requirements to revalue our earnout obligation to the sellers of CDC; our inability to eliminate potential volatility in our net sales and operating results on a quarterly basis as a result of changes in demand for our products; our dependence on third-party freight carriers; our ability to resolve or settle potentially adverse litigation matters; and our ability to hedge or mitigate the effects of fluctuations in foreign exchange rates. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained under the “Investors Relations” tab on our website at www.scansourceinc.com. Please refer to the cautionary statements and important factors discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for further information. This discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company distributes more than 100,000 products worldwide. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center and an international segment serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil and Belgium. Each segment is managed around its geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS and Barcode, communications, and security products through its ScanSource Latin America sales unit; POS and AIDC products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe.
The Company was incorporated in South Carolina in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally-located distribution center located in Southaven, Mississippi, near the FedEx hub. The single warehouse and strong management information system form the cornerstone of the Company’s cost-driven operational strategy. This strategy has been expanded to Latin America and Europe.
The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company’s key vendors in its worldwide POS and barcoding sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, IBM, Intermec, Motorola, NCR, Toshiba and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, sales unit include Aruba, Avaya, Audiocodes, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom and Shoretel. The Company’s key vendors in its security sales units include Alvarion, Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Pelco, Ruckus Wireless, Samsung, Sony and Zebra Card.

Our objective is to continue to grow profitable sales in the technologies we distribute. In doing so, our management team faces numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, where resellers must purchase exclusively from one distributor, to an open distribution sales model, where resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete.
We have continued investing in our international distribution segment, particularly in Europe, by temporarily accepting lower than normal returns in the business in an effort to protect existing market share and gain new customers. In the current year, our results in the international distribution segment were weaker than expected as the markets in Europe and Latin America seemed to contract and competitive pressures intensified. While certain international markets are volatile in the current macroeconomic environment, especially parts of Europe, we are continuing to invest in this business to position the Company favorably against our competitors for the long term.
We are in the process of designing and developing a new Enterprise Resource Planning (“ERP”) system that is intended to be used globally and provide operational efficiencies. We have recently received a project assessment from a third party service provider, which indicates that the project will take longer to implement and exceed our previously disclosed cost estimates.
During the year, we have consolidated the warehousing function of our German communications business into our Belgian operations. This consolidation gives us logistical efficiencies and service level advantages such as greater flexibility and scalability.
We have committed funds to Brazil to provide for a portion of future contingent consideration payments owed to the former shareholders of CDC and are continuously working to add new vendors and grow existing vendors in our various geographies. This is our first full year of results with our most recent acquisition, CDC, Brazil's leading distributor of AIDC and POS solutions. Also, we continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios.
Cost Control/Profitability
Our operating income growth is driven not only by gross profits but by a disciplined control of operating expenses. Our operations feature a scalable information system, streamlined management, and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective order fulfillment. From inception, we have managed our general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have invested in new initiatives, including investments in new geographic markets such as Europe and Latin America; increased marketing efforts to recruit resellers; and enhanced employee benefit plans to retain employees.
Evaluating Financial Condition and Operating Performance
We place a significant emphasis on operating income and return on invested capital (“ROIC”) in evaluating and monitoring financial condition and operating performance. We use ROIC, a non-GAAP measure, to assess efficiency at allocating capital under our control to generate returns. We compute ROIC as earnings before interest, taxes, depreciation and amortization ("EBITDA") divided by invested capital. Invested capital is defined as average equity plus daily average funded debt for the period.
The following table summarizes our return on invested capital ratio for the fiscal years ended June 30, 2012, 2011, and 2010, respectively:

	2012	2011	2010
Return on invested capital ratio	17.2%	20.6%	16.7%

Management uses ROIC as a performance measurement because we believe this metric best balances the Company’s operating results with asset and liability management, excludes the results of capitalization decisions, is easily computed and understand, and drives changes in shareholder value. The components of this calculation and reconciliation to the Company’s financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Net income	$74,288	$73,523	$48,812
Plus: income taxes	36,923	38,363	26,929
Plus: interest expense	1,639	1,723	1,472
Plus: depreciation & amortization	9,922	6,662	6,064
EBITDA (numerator)	$122,772	$120,271	$83,277

Invested capital calculations	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Equity – beginning of the year	$587,394	$486,851	$445,446
Equity – end of the year	652,311	587,394	486,851
Average equity	619,853	537,123	466,148
Average funded debt(1)	92,125	46,186	31,800
Invested capital (denominator)	$711,978	$583,309	$497,948
Return on invested capital	17.2%	20.6%	16.7%

(1)	Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.
Our return on invested capital was 17.2% for the year, down from 20.6% in the prior year, but up from 16.7% in fiscal 2010 . The decrease from the prior year is largely due to lower margins arising from mix and competitive pricing pressures and increased headcount and investment in our international segment to sustain market share and existing volumes throughout the current European economic downturn.

Results of Operations
The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2012	2011	2010
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	90.0	89.7	89.6
Gross profit	10.0	10.3	10.4
Selling, general and administrative expenses	6.2	6.0	6.8
Change in fair value of contingent consideration	0.0	0.0	0.0
Operating income	3.8	4.2	3.6
Interest expense (income), net	0.0	0.0	0.0
Other expense (income), net	0.1	0.0	0.0
Income before income taxes and minority interest	3.7	4.2	3.6
Provision for income taxes	1.2	1.4	1.3
Net income	2.5%	2.8%	2.3%
Comparison of Fiscal Years Ended June 30, 2012 and 2011
Net Sales
The Company has two reporting segments, which are based on geographic location. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these product categories and reporting segments for the comparable fiscal years ending June 30th:
Product Category

	2012	2011	$ Change	% Change
	(in thousands)
POS, barcoding and security products	$1,837,307	$1,615,461	$221,846	13.7%
Communications products	1,177,989	1,051,070	126,919	12.1%
Total net sales	$3,015,296	$2,666,531	$348,765	13.1%
Geographic Segments

	2012	2011	$ Change	% Change
	(in thousands)
North American distribution segment	$2,236,459	$2,022,668	$213,791	10.6%
International distribution segment	778,837	643,863	134,974	21.0%
Total net sales	$3,015,296	$2,666,531	$348,765	13.1%
Consolidated net sales for the fiscal year ended June 30, 2012 increased 13.1% to $3.0 billion in comparison to prior fiscal year net sales of $2.7 billion. Fiscal year June 30, 2012 net sales include the addition of CDC in Brazil, which we acquired on April 15, 2011.

North American Distribution
The North American distribution segment includes sales to technology resellers in the United States and Canada. Sales to technology resellers in Canada accounted for less than 4% of total net sales for both fiscal years presented. During fiscal 2012 net sales for this segment increased by approximately $214 million, or 10.6%, as compared to the prior fiscal year, with increases in all of our sales units. We had particularly strong year-over-year growth rates in our ScanSource Security and ScanSource Communications sales units.
Net sales for the Company’s North American POS, barcoding, and security product categories increased by 7.4% in comparison to the prior fiscal year. We have experienced increased competition in the POS and AIDC channel in North America in response to market share gains in the previous period. ScanSource Security continues to deliver strong double-digit growth over the prior year, primarily from video surveillance and wireless networking products from vendors such as Axis Communications and Ruckus Wireless.
The Company has two North American sales units that sell communications products to our customers – the Catalyst Telecom and ScanSource Communications sales units. The combined sales of these units were 14.1% higher for the fiscal year ended June 30, 2012 versus the prior fiscal year. We have had strong performance with several of our key vendors, including Aruba, Polycom and ShoreTel.
International Distribution
The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. Sales for the international segment increased $135 million or 21.0% over the prior year, attributable primarily to the first full year of results in Brazil from the CDC acquisition completed in April 2011. Aside from incremental business in Brazil, revenues in our international segment remained flat over the prior year due to competitive pressures, coupled with the Eurozone economic downturn.
Additionally, our fiscal year sales growth was partially offset by weaker average euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates over the prior year. Changes in foreign exchange had an unfavorable impact of $28.4 million to our international segment's net sales for the year ended June 30, 2012. Excluding the impact of foreign exchange rate fluctuation, the net sales increase was 25.4%.
Gross Profit
The following table summarizes the Company’s gross profit for the fiscal years ended June 30th:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution segment	$218,709	$201,831	$16,878	8.4%	9.8%	10.0%
International distribution segment	83,315	72,476	10,839	15.0%	10.7%	11.3%
Total gross profit	$302,024	$274,307	$27,717	10.1%	10.0%	10.3%
North American Distribution
Gross profit for the North American distribution segment increased $16.9 million, or 8.4%, for the fiscal year ended June 30, 2012. The increase in gross profit was primarily the result of higher sales volume in all of our sales units. However, due to unfavorable vendor programs, partially offset by favorable product mix, we have incurred lower margins, effectively reducing gross profit percentage by 0.2% in North America.

International Distribution
Gross profit in our international distribution segment increased $10.8 million, or 15.0%, for the fiscal year ended June 30, 2012. The increase in gross profit is primarily the result of the impact of having a full year of CDC results, partially offset by the decrease in gross profit generated in Europe. Gross profit as a percentage of sales decreased 0.6% from the prior year. This is largely the result of increased inventory reserves in Europe, coupled with changes to certain vendor programs.
Operating Expenses
The following table summarizes the Company’s operating expenses for the periods ended June 30th:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Selling, general and administrative expense	$188,388	$161,326	$27,062	16.8%	6.3%	6.1%
Change in fair value of contingent consideration	120	(128)	248	(193.8)%	—%	—%
Operating expense	$188,508	$161,198	$27,310	16.9%	6.3%	6.0%
For the fiscal year ended June 30, 2012, selling, general and administrative expenses were $188.4 million, a 16.8% increase from the prior year. Operating expenses as a percentage of sales increased to 6.3% for the fiscal year ended June 30, 2012, compared to 6.0% in the prior year. This increase was mainly attributable to a full year of operating results from the acquisition of CDC, higher compensation expense and incremental expenses related to our ERP project that are required to be expensed as incurred.
We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC separately from other selling, general and administrative expenses. In the current year, we have recorded a $0.1 million loss, driven by changes to forecasted and actual results, offset by recurring amortization of the unrecognized fair value discount. During fiscal year 2012, quarterly changes in fair value of the contingent consideration ranged from a $1.1 million loss to a $1.1 million gain.
Operating Income
The following table summarizes the Company’s operating income for the fiscal years ended June 30th:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution segment	$104,044	$94,932	$9,112	9.6%	4.7%	4.7%
International distribution segment	9,472	18,177	(8,705)	(47.9)%	1.2%	2.8%
Total operating income	$113,516	$113,109	$407	0.4%	3.8%	4.2%
North American Distribution
For the North American distribution segment, operating income increased 9.6% or $9.1 million from the prior year. The change is largely the result of higher volume in the current year. Operating income percentage has remained consistent from the prior year.

International Distribution
For the international distribution segment, operating income decreased 47.9% or $8.7 million from the prior year. The decrease is attributable to weaker operating results in fiscal year 2012. Operating margin percentage decreased 1.6% from the prior year. In the current year, gross margins are down in Europe because of increased inventory reserves and changes to vendor programs, as mentioned above. Additionally, operating expenses are higher as we continue to invest in international markets. Results from CDC have partially offset the decreased operating income generated in Europe.
Total Other (Income) Expense
The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30th:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Interest expense	$1,639	$1,723	$(84)	(4.9)%	0.1%	0.1%
Interest income	(2,886)	(1,212)	(1,674)	138.1%	(0.1)%	(0.1)%
Net foreign exchange losses	3,766	965	2,801	290.3%	0.1%	—%
Other, net	(214)	(253)	39	(15.4)%	—%	—%
Total other (income) expense	$2,305	$1,223	$1,082	88.5%	0.1%	—%
Interest expense reflects interest paid on borrowings on the Company’s revolving credit facility and long-term debt. Interest expense for the fiscal year ended June 30, 2012 was $1.6 million compared to $1.7 million for the comparative prior year period.
Interest income for the period ended June 30, 2012 increased $1.7 million from the comparative prior year . The Company generates interest income on cash invested in Brazil to fund a portion of future earnout payments and to supplement local working capital needs, in addition to longer-term interest bearing receivables and, to a lesser extent, interest earned on cash and cash equivalent balances.
Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real and other currencies versus U.S. dollar. For fiscal 2012, the majority of losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, we incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In August 2011, the Company decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time that we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the fiscal year foreign exchange loss, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter that were not hedged at the time. Subsequently, we have been including these exposures in our hedging activities.
Provision for Income Taxes
Income tax expense was $36.9 million and $38.4 million for the fiscal years ended June 30, 2012 and 2011, respectively, reflecting an effective tax rate of 33.2% and 34.3%, respectively. This decrease reflects the benefit of changes in geographic mix to tax jurisdictions with lower corporate income tax rates, the recognition of various tax credits in multiple jurisdictions and the reversal of certain tax reserves. The Company expects the fiscal year 2013 effective tax rate to be more consistent with fiscal year 2011.

Net Income
The following table summarizes the Company’s net income for the fiscal year ended June 30th:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Net income	$74,288	$73,523	$765	1.0%	2.5%	2.8%
Net income for the fiscal year ended June 30, 2012 was $74.3 million, a $0.8 million or 1.0% increase over the prior fiscal year. The increase in net income is attributable to the changes in operating profit and income tax expense previously discussed.
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
North American Distribution
The North American distribution segment includes sales to technology resellers in the United States and Canada that originate from our centralized distribution facility located in Southaven, Mississippi. Sales to technology resellers in Canada accounted for less than 4% of total net sales for both fiscal years presented. As North American macro-economic conditions improved in fiscal 2011, net sales for this segment increased by approximately $356.7 million, or 21.4%, as compared to the prior fiscal year.
The Company’s North American POS, barcoding, and security product categories saw revenues increase by 17.6% in comparison to the prior fiscal year. During the fiscal year ended June 30, 2011, these product lines experienced stronger demand as economic conditions improved from the 2010 fiscal year. The Company had its strongest percentage growth in its security product lines from the prior year, driven by increased demand and market penetration in its video surveillance and wireless networking lines.

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
International Distribution
The international distribution segment includes sales in Latin America and Europe from the ScanSource POS and Barcoding sales unit and in Europe through the ScanSource Communications sales unit. Sales for the overall international segment increased $194.9 million or 43.4% over the prior fiscal year. The year-to-date sales growth was partially offset by a weaker average Euro to U.S. Dollar exchange rate from the prior year. On a constant exchange rate basis, the sales increase was 44.7%. Changes in foreign exchange had an unfavorable impact of $5.7 million on our international distribution net sales for the year ended June 30, 2011. The constant currency increase in sales for both geographies was driven primarily by strong volumes in Europe and Latin America in conjunction with the acquisition of CDC Brasil, S.A and a full twelve months of results from Algol Europe in fiscal 2011.
The addition of CDC generated $29.6 million in net sales in 2011. Excluding CDC’s net sales, international distribution segment net sales increased $165.2 million or 36.8% in fiscal year 2011 from the prior year.
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
North American Distribution
Gross profit for the North American distribution segment increased $34.2 million, or 20.4%, for the fiscal year ended June 30, 2011, as compared to the prior fiscal year. The increase in gross profit was primarily the result of higher sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of sales remained consistent with the prior year, only decreasing 0.1%.
International Distribution
Gross profit in our international distribution segment increased $21.2 million or 41.3% for the fiscal year ended June 30, 2011, from the prior fiscal year. The increase in gross profit was primarily the result of higher sales volume in all of our sales units, as previously discussed. Gross profit as a percentage of sales remained consistent with the prior year, only decreasing 0.1%. Compared to the prior year, we saw slightly lower margins from competitive pricing pressure in the current year, coupled with favorable upfront discounts in Europe from the prior year. The decrease was partially offset by strong margins recognized by the CDC.

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
Total Other (Income) Expense
The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30th:

					% of Sales June 30,
	2011	2010	$ Change	% Change	2011	2010
	(in thousands)
Interest expense	$1,723	$1,472	$251	17.1%	0.1%	0.1%
Interest income	(1,212)	(1,387)	175	(12.6)%	(0.1)	(0.1)%
Net foreign exchange losses	965	239	726	303.8%	—%	—%
Other, net	(253)	(289)	36	(12.5)%	—%	—%
Total other (income) expense	$1,223	$35	$1,188	3,394.3%	—%	—%

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

	Three Months Ended
	Fiscal 2012				Fiscal 2011
	Jun. 30 2012	Mar. 31 2012	Dec. 31 2011	Sept. 30 2011	Jun. 30 2011	Mar. 31 2011	Dec. 31 2010	Sept. 30 2010
	(in thousands, except per share data)
Net sales	$754,470	$707,883	$782,684	$770,259	$734,891	$613,466	$683,644	$634,530
Cost of goods sold	680,643	638,615	702,845	691,169	660,520	547,637	613,018	571,049
Gross profit	$73,827	$69,268	$79,839	$79,090	$74,371	$65,829	$70,626	$63,481
Net income	$19,785	$14,756	$21,367	$18,380	$19,660	$16,534	$21,621	$15,708
Weighted-average shares outstanding, basic	27,579	27,489	27,244	27,138	27,056	26,938	26,786	26,713
Weighted-average shares outstanding, diluted	27,886	27,926	27,674	27,551	27,515	27,413	27,160	26,992
Net income per common share, basic	$0.72	$0.54	$0.78	$0.68	$0.73	$0.61	$0.81	$0.59
Net income per common share, diluted	$0.71	$0.53	$0.77	$0.67	$0.71	$0.60	$0.80	$0.58
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP"). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or market, and vendor incentives. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts. For further discussion of our significant accounting policies, refer to Note 1, Business and Summary of Significant Accounting Policies.
Revenue Recognition
Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur(this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on returns is recorded based on historical experience.

Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. We also distribute third-party service contracts, typically for product maintenance and support. Since we act as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, we distribute some self-branded warranty programs and engage a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of contract and presented in net sales and cost of goods sold, respectively. Other miscellaneous service revenue associated with configuration, marketing, service contracts and other services has approximated 2% or less of consolidated net sales for fiscal years 2012, 2011 and 2010.
During the fiscal years ended June 30, 2012, 2011 and 2010, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, we would follow the guidance set forth in Accounting Standards Codification ("ASC") 605.
Allowances for Trade and Notes Receivable
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. A provision for estimated returns and allowances and associated losses is recorded and based on historical experience.
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
Vendor Programs
The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. The Financial Accounting Standards Board’s (“FASB”) ASC 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with ASC 740, Accounting for Income Taxes. Federal income taxes are not assessed on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside the United States. See Note 11 for further discussion.
Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 11 for more information.
Business Combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4, Acquisitions for further discussion.
Goodwill
The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units are our North America segment and, in our international segment, various components one level below. The goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.
In the two-step impairment analysis, goodwill is first tested for impairment by comparing the fair value of the reporting unit with the reporting unit's carrying amount to identify any potential impairment. If fair value is determined to be less than carrying value, a second step is used whereby the implied fair value of the reporting unit's goodwill, determined through a hypothetical purchase price allocation, is compared with the carrying amount of the reporting units' goodwill. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, an impairment charge is recorded in current earnings for the difference. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. The discounted cash flow method required us to estimate future cash flows and discount those amounts to a present value. The key assumptions utilized in determining fair value included:
•Industry weighted-average cost of capital ("WACC"): We utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant in each respective geography.
•Operating income: We utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.

•Cash flows from working capital changes: We utilized a projected cash flow impact pertaining to expected changes in working capital as each of our goodwill reporting units grow.
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentage and operating efficiencies. During fiscal years 2012, 2011 and 2010, no impairment charges related to goodwill were recorded. However, as of the latest annual goodwill impairment test, the estimated fair value of our Brazilian goodwill reporting unit exceeded its carrying value by a smaller margin than the Company's other goodwill reporting units. Our Brazilian operations were only recently acquired, resulting in a carrying value that approximates its fair value.
The carrying value of our Brazilian goodwill asset as of June 30, 2012 was $19.8 million. The estimated fair value of our Brazilian goodwill reporting unit exceeded the carrying value by 7% in the most recent annual impairment test. The increase in sensitivity to our Brazilian goodwill reporting unit is driven largely by the general macroeconomic environment and lower expectations for future results in this unit. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that this goodwill reporting unit is impaired at this time, if we are not able to achieve projected operating margins within the expected working capital requirements and/or there are unfavorable changes to the discount rate, a future impairment of goodwill is at least reasonably possible.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments based on future results through fiscal year 2015 based on a multiple of the subsidiary’s pro forma net income as defined in Exhibit 2.1.(b)(2) of the Share Purchase and Sale Agreement. Future payments are to be paid in Brazilian currency, the real. There are four remaining earnout payments payable in annual installments on August 31, 2012 – 2014 with the final payment on October 31, 2015. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a discounted cash flow model following the income approach. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the consolidated income statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the consolidated balance sheet.
Accounting Standards Recently Issued
See Note 1 in the Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, borrowings under the $300 million revolving credit facility, Industrial Revenue Bond and borrowings under the European subsidiary’s €6 million line of credit. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volumes increase our net investment in working capital typically increases, which in general results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which in general, results in increased cash flow from operating activities.
Cash and cash equivalents totaled $29.2 million at June 30, 2012, compared to $28.7 million at June 30, 2011, of which $18.7 million and $10.9 million was held outside of the United States as of June 30, 2012 and 2011, respectively. There has been a significant increase in cash held outside of the United States due to a $22 million cash transfer to our Brazilian subsidiary to provide for a portion of future earnout payments to the former shareholders of CDC. We transferred the cash in September 2011 to our Brazilian subsidiary in order to mitigate foreign exchange rate risk and supplement our working capital needs in Brazil.
Cash balances are generated and used in many locations throughout the world. Management’s intent is to permanently reinvest these funds in our businesses outside the United States to continue to fund growth in our international operations. Furthermore, our current plans do not require repatriation of funds from our international operations to fund operations in the United States. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds. See Note 11, Income Taxes in the notes to the consolidated financial statements for further discussion.

In the current year, we generated $60.0 million of cash flows from operating activities as opposed to generating $10.7 million in the prior year. The increase in operating cash flows is largely the result of slower growth in trade receivables due to slower year-over-year growth rate in sales versus the prior year. Working capital has slightly increased to $533.5 million at June 30, 2012 from $532.2 million at June 30, 2011. During this economic downturn, we continue to maintain our commitment to extend reasonable credit terms to our resellers and stock strategic inventory to accommodate anticipated reseller demand for our vendors' products.
The number of days sales in receivables (DSO) was 56 at June 30, 2012, compared to 57 days at June 30, 2011 and March 31, 2012, which are within our typically expected range.
Inventory turnover decreased to 5.6 times during the fourth quarter of the current fiscal year versus 6.1 times in the comparative prior year period. This decrease in turns was largely the function of higher inventory levels built up throughout fiscal 2012, as a result of favorable vendor pricing, longer lead times and anticipation for demand in certain products. Beginning in the third quarter of the current fiscal year, Management initiated a global plan to reduce inventories to levels more consistent with our current volumes and weaker growth in Europe. We have lowered 8% of our inventory since December 31, 2011. We had 7.4 paid-for inventory days as of June 30, 2012 versus 8.3 days at the end of the prior year and 14.8 days at March 31, 2012, which indicates the progress that we have made. We are continuing our efforts to properly size our inventory levels and reduce our carrying costs without risking sales opportunities with our resellers.
We are in the process of designing and developing a new ERP system. We have spent approximately $33.5 million on the project from inception through June 30, 2012. Of the total amount spent, $26.8 million has been in the form of capital expenditures. We have received a project assessment from a third party service provider, which indicates that the project will take longer to implement and exceed previously disclosed cost estimates, which at the high end was $38.5 million. We have revised our projections for the project and believe that total spend could range from $58 million to $72 million and extend past fiscal year 2013. Capital expenditures for fiscal 2013 could range from $9 million to $15 million for a total capital expenditure of up to $41.8 million.
Cash used in investing activities for the twelve months ended June 30, 2012 was $12.8 million, compared to $51.1 million used in the prior year. Current year investing cash flows are primarily attributable to the investment in our new ERP system and building improvements in the United States and Belgium. The prior year included a $36.2 million payment, net of cash acquired, for the acquisition of CDC Brazil. According to the Share Purchase and Sale Agreement, cash payments to the previous shareholders of CDC will be made annually through October 2015. Aside from the prior year CDC acquisition, fiscal year 2011 investing cash outflows were primarily for investment in the new ERP system mentioned above.
On October 11, 2011, we refinanced the $250 million revolving credit facility, due on September 28, 2012. We entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. We incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets on the consolidated balance sheet, which are being amortized on a straight-line basis through the maturity date of the New Credit Agreement on October 11, 2016.
In the current fiscal year, cash used by financing activities amounted to $42.3 million, in comparison to cash provided of $33.7 million in the prior year. The cash flow decrease is primarily attributable to paying off our $25 million unsecured note payable, all borrowings on the $300 million revolving credit facility and the first earnout payment to the sellers of CDC. These payments were primarily funded by cash flows generated in operations. In the prior year, proceeds from our revolving credit facility were needed to fund working capital growth and the CDC acquisition.

At our option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “Leverage Ratio”). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the New Credit Agreement). We were in compliance with all covenants under the credit facility as of June 30, 2012.
As mentioned above, there are no outstanding borrowings on the Company's $300 million revolving credit facility as of June 30, 2012. There was $26.5 million outstanding on the Company’s primary revolving line of credit facility at the end of the prior year.
On a gross basis, we borrowed $1,408.5 million and repaid $1,433.2 million on the $300 million revolving credit facility in fiscal 2012 and additionally paid $1.4 million of debt issuance costs. In the prior year, we borrowed $769.5 million and repaid $743.9 million. The average daily balance on the revolving credit facility was $78.6 million and $14.2 million for the years ended June 30, 2012 and 2011, respectively. There were no standby letters of credits issued and outstanding as of June 30, 2012, leaving $300 million available for additional borrowings.
In addition to our multi-currency $300 million revolving credit facility, we have a €6.0 million subsidiary line of credit utilized by our European operations which bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. As of June 30, 2012, there was $4.3 million outstanding and $3.2 million at June 30, 2011. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.
On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDCs annual financial results. We made our first subsequent earnout payment related to CDC results for the twelve months ended June 30, 2011 in January 2012 in the amount of $2.0 million. As of June 30, 2012, we have $16.7 million recorded for the earnout obligation, of which $5.0 million is classified as current and due August 31, 2012. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.
On January 2, 2008, we entered into a $25 million promissory note with a financial institution. This note payable accrued interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and scheduled to mature on September 28, 2012. The entire note was paid during fiscal 2012 using proceeds from our New Credit Agreement.
On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of June 30, 2012, and the effective interest rate was 1.09%. The Company was in compliance with all covenants associated with this agreement as of June 30, 2012.
The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2012, the Company had contractual obligations in the form of non-cancelable operating leases, debt (including interest payments) and the contingent consideration for the earnout pertaining to the CDC acquisition. See Notes 6 and 12 of notes to the consolidated financial statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Principal debt payments	$9,697	$4,268	$—	$—	$5,429
Non-cancelable operating leases(1)	19,713	4,671	7,294	5,730	2,018
Contingent consideration(2)	16,653	4,976	7,974	3,703	—
Other(3)	—	—	—	—	—
Total obligations	$46,063	$13,915	$15,268	$9,433	$7,447

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

(2)	Amounts disclosed regarding future CDC earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments total $23.9 million as of June 30, 2012.

(3)
Amounts totaling $11.6 million of deferred compensation which are included in current and other non-current liabilities in our Consolidated Balance Sheet as of June 30, 2012 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

As discussed earlier, we are in the process of designing and developing a new ERP system. We have spent approximately $33.5 million on the project from inception through June 30, 2012. Of the total amount spent, $26.8 million has been in the form of capital expenditures. During the current fiscal year, we have revised our projections for the project and believe that total spend could range from $58 million to $72 million and extend past fiscal year 2013. Capital expenditures for fiscal 2013 could range from $9 million to $15 million for a total capital expenditure of up to $41.8 million.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.
The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.
Interest Rate Risk
The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the fiscal year ended June 30, 2012 would have resulted in a $0.9 million increase or decrease, respectively, in pre-tax income for the period.
The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At June 30, 2012, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions. The Company's previous interest rate swap expired on September 28, 2011 and was not renewed due to subsequent payment of the interest rate swap's entire underlying $25 million promissory note on October 11, 2011.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Mexico, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of foreign currency forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future.
The Company’s Board of Directors has approved a foreign exchange hedging policy to reduce foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon balance sheet exposures and, in certain foreign currencies, our forecasted purchases and sales. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other expense (income).
The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At June 30, 2012, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.
All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of ScanSource, Inc.
We have audited the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ScanSource, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina
August 24, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of ScanSource, Inc.
We have audited ScanSource, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ScanSource, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, ScanSource, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 of ScanSource, Inc. and subsidiaries and our report dated August 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina
August 24, 2012

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share information)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$29,173	$28,747
Accounts receivable, less allowance of $27,349 at June 30, 2012 and $26,562 at June 30, 2011	470,808	462,102
Inventories	475,479	467,350
Prepaid expenses and other assets	41,846	35,421
Deferred income taxes	14,624	15,894
Total current assets	1,031,930	1,009,514
Property and equipment, net	48,785	36,819
Goodwill	53,885	59,090
Other assets, including identifiable intangible assets	67,206	76,765
Total assets	$1,201,806	$1,182,188
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$4,268	$3,164
Current portion of contingent consideration	4,976	2,398
Accounts payable	419,683	406,453
Accrued expenses and other liabilities	67,776	60,157
Income taxes payable	1,698	5,175
Total current liabilities	498,401	477,347
Long-term debt	5,429	30,429
Borrowings under revolving credit facility	—	26,513
Long-term portion of contingent consideration	11,677	21,396
Other long-term liabilities	33,988	39,109
Total liabilities	549,495	594,794
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,604,840 and 27,109,932 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	139,557	123,608
Retained earnings	534,445	460,157
Accumulated other comprehensive (loss) income	(21,691)	3,629
Total shareholders’ equity	652,311	587,394
Total liabilities and shareholders’ equity	$1,201,806	$1,182,188
See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2012, 2011, and 2010
(in thousands, except for per share information)

	2012	2011	2010
Net sales	$3,015,296	$2,666,531	$2,114,979
Cost of goods sold	2,713,272	2,392,224	1,896,052
Gross profit	302,024	274,307	218,927
Selling, general and administrative expenses	188,388	161,326	143,151
Change in fair value of contingent consideration	120	(128)	—
Operating income	113,516	113,109	75,776
Interest expense	1,639	1,723	1,472
Interest income	(2,886)	(1,212)	(1,387)
Other expense (income), net	3,552	712	(50)
Income before income taxes	111,211	111,886	75,741
Provision for income taxes	36,923	38,363	26,929
Net income	$74,288	$73,523	$48,812
Per share data:
Net income per common share, basic	$2.72	$2.74	$1.83
Weighted-average shares outstanding, basic	27,362	26,872	26,605
Net income per common share, diluted	$2.68	$2.70	$1.82
Weighted-average shares outstanding, diluted	27,751	27,246	26,869
See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2012, 2011, and 2010
(in thousands, except for share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2009	26,565,870	$104,461	$337,822	$3,163	$445,446
Comprehensive Income:
Net income	—	—	48,812	—	48,812
Unrealized gain on hedged transaction, net of tax of $85	—	—	—	148	148
Foreign currency translation adjustment	—	—	—	(15,045)	(15,045)
Total comprehensive income					33,915
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	137,168	1,095	—	—	1,095
Share based compensation	—	6,168	—	—	6,168
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	227	—	—	227
Balance at June 30, 2010	26,703,038	$111,951	$386,634	$(11,734)	$486,851
Comprehensive Income:
Net income	—	—	73,523	—	73,523
Unrealized gain on hedged transaction, net of tax of $272	—	—	—	468	468
Foreign currency translation adjustment	—	—	—	14,895	14,895
Total comprehensive income					88,886
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	406,894	6,373	—	—	6,373
Share based compensation	—	5,081	—	—	5,081
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	203	—	—	203
Balance at June 30, 2011	27,109,932	$123,608	$460,157	$3,629	$587,394
Comprehensive Income:
Net income	—	—	74,288	—	74,288
Unrealized gain on hedged transaction, net of tax of $76	—	—	—	139	139
Foreign currency translation adjustment	—	—	—	(25,459)	(25,459)
Total comprehensive income					48,968
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	494,908	7,642	—	—	7,642
Share based compensation	—	7,004	—	—	7,004
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	1,303	—	—	1,303
Balance at June 30, 2012	27,604,840	$139,557	$534,445	$(21,691)	$652,311
See accompanying notes to consolidated financial statements

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$74,288	$73,523	$48,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,922	6,662	6,064
Allowance for accounts and notes receivable	7,134	7,488	10,854
Share-based compensation and restricted stock	6,840	4,877	6,065
Deferred income taxes	(6,377)	(1,431)	(4,658)
Excess tax benefits from share-based payment arrangements	(1,720)	(203)	(227)
Change in fair value of contingent consideration	120	(128)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,666)	(77,305)	(79,145)
Inventories	(27,043)	(79,654)	(133,492)
Prepaid expenses and other assets	(4,103)	(17,392)	884
Other noncurrent assets	1,166	(10,279)	(2,660)
Accounts payable	28,306	78,298	57,977
Accrued expenses and other liabilities	8,371	31,060	6,876
Income taxes payable	(280)	(4,828)	4,486
Net cash provided by (used in) operating activities	59,958	10,688	(78,164)
Cash flows from investing activities:
Capital expenditures	(12,790)	(14,869)	(5,606)
Cash paid for business acquisitions, net of cash acquired	—	(36,228)	(9,994)
Net cash provided by (used in) investing activities	(12,790)	(51,097)	(15,600)
Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	1,345	1,706	—
Borrowings (repayments) on revolving credit, net of expenses	(25,999)	25,376	—
Borrowings (repayments) on long-term debt	(25,000)	—	—
Contingent consideration payments	(2,000)	—	—
Exercise of stock options	7,642	6,372	1,095
Excess tax benefits from share-based payment arrangements	1,720	203	227
Net cash provided by (used in) financing activities	(42,292)	33,657	1,322
Effect of exchange rate changes on cash and cash equivalents	(4,450)	894	(617)
Increase (decrease) in cash and cash equivalents	426	(5,858)	(93,059)
Cash and cash equivalents at beginning of period	28,747	34,605	127,664
Cash and cash equivalents at end of period	$29,173	$28,747	$34,605
Supplemental disclosure of cash flow information:
Interest paid during the year	$1,578	$1,705	$1,391
Income taxes paid during the year	$46,057	$43,233	$23,210

See accompanying notes to consolidated financial statements

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012

(1)	Business and Summary of Significant Accounting Policies
Business Description
ScanSource, Inc. and its subsidiaries (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security Distribution unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe.
On April 15, 2011, the Company purchased all of the shares of CDC Brasil S.A. (“CDC”), formerly known as CDC Brasil Distribuidora LTDA. CDC, the leading POS and Barcoding distributor in Brazil, is now included under the ScanSource Latin America operating unit.
Consolidation Policy
The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.
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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance. A provision for estimated returns and allowances and associated losses is recorded and based on historical experience.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $48.2 million and $73.6 million are classified to accounts payable as of June 30, 2012 and June 30, 2011, respectively.
The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality. At times, such investments may be in excess of FDIC or other federally insured limits.
Concentration of Credit Risk
The Company sells its products to a large base of value-added resellers throughout North America, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. No single customer accounted for more than 6% of the Company’s net sales for fiscal 2012, 2011, or 2010.
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
June 30, 2012

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
The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments or multi-currency borrowings. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items. Derivative financial instruments related to foreign currency exposure are accounted for on an accrual basis with gains or losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions reflected in either other assets or other liabilities. These contracts are generally for a duration of 90 days or less. The Company has elected not to designate its foreign currency contracts as hedging instruments. They are, therefore, marked-to-market with changes in their fair value recorded in the Consolidated Income Statement each period. The Company's foreign currencies are denominated primarily by British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars.
During the fiscal year ended June 30, 2008, the Company entered into an interest rate swap and designated this instrument as a hedge of the cash flows on certain variable rate debt. The interest rate swap matured on September 28, 2011 of the current fiscal year. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings. There have been no other interest rate swap agreements executed in fiscal year June 30, 2012.
Investments
The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan (“SERP”). The Company has classified these investments as trading securities, and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions and withdrawals to and from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $11.6 million and $12.9 million as of June 30, 2012 and June 30, 2011, respectively. These investments are classified as either current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $1.2 million and $3.1 million at June 30, 2012 and June 30, 2011, respectively.
Inventories
Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

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
Vendor Concentration
The Company sells products from many suppliers, however, sales from products supplied by Motorola and Avaya each constituted more than 10% of the Company’s net sales for years ended June 30, 2012, 2011 and 2010, respectively.
Product Warranty
The Company’s vendors generally provide a warranty on the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In two of our product lines, the Company offers a self-branded warranty program, in which Management has determined that the Company is the primary obligor of these programs. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As such, the Company has not recorded a provision for estimated service warranty costs. For all other product lines, the Company does not independently provide a warranty on the products it distributes; however, to maintain customer relations, the Company facilitates returns of defective products from the Company’s customers by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, equipment and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized. In fiscal 2010, the Company began the design and development of a new Enterprise Resource Planning System (“ERP”). The compensation costs of employees associated with this process are capitalized to the construction in process asset related to this project.
To the extent that the Company has longstanding, "in-process" projects that have not been implemented for their intended operational use, the Company capitalizes the portion of interest expense incurred during the asset's acquisition period that theoretically could have been avoided in accordance with ASC 835. The amount capitalized is determined by applying the appropriate capitalization rate to the average amount of accumulated expenditures for the asset during the reporting period. The capitalization rate used is based on the rates applicable to borrowings outstanding during the reporting period. Currently, the Company is capitalizing interest expense to its only significant, in-process asset recorded for the new ERP system discussed in the Management, Discussion and Analysis section of this Form 10-K and in Note 3.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Goodwill
The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill is reviewed annually for impairment or more frequently if impairment indicators exist.Goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units are our North America segment and, in our international segment, various components one-level below. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information is used in making such estimates.
In the two-step impairment analysis, goodwill is first tested for impairment by comparing the fair value of the reporting unit with the reporting unit's carrying amount to identify any potential impairment. If fair value is determined to be less than carrying value, a second step is used whereby the implied fair value of the reporting unit's goodwill, determined through a hypothetical purchase price allocation, is compared with the carrying amount of the reporting units' goodwill. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, an impairment charge is recorded in current earnings for the difference. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method required us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:
•Industry weighted-average cost of capital ("WACC"): We utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant in each respective geography.
•Operating income: We utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.
•Cash flows from working capital changes: We utilized a projected cash flow impact pertaining to expected changes in working capital as each of our goodwill reporting units grow.
See Note 5 to the consolidated financial statements for more information regarding goodwill.
Intangible Assets
Intangible assets consist of customer relationships, debt issuance costs, trade names, distributor agreements and non-compete agreements. Customer relationships and distributor agreements are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Debt issuance costs are amortized over the term of the credit facility.
Trade names are amortized over a period ranging from 1 to 2 years. Non-compete agreements are amortized over their contract life. These assets are included in other assets and are shown in detail in Note 5, Goodwill and Other Identifiable Intangible Assets.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future discounted cash flows expected to be generated by the asset. In estimating the future discounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The Company did not record any material impairment charges for the fiscal years ended June 30, 2012, 2011 and 2010.
Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see Note 8, Fair Value of Financial Instruments.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments based on future results through fiscal year 2015 based on a multiple of the subsidiary’s pro forma net income as defined in Exhibit 2.1.(b)(2) of the Share Purchase and Sale Agreement by and among the Company’s Brazilian subsidiary, the former shareholders and CDC, dated April 7, 2011. Future payments are to be paid in Brazilian currency, the real. The Company made its first payment in January 2012 to the former shareholders of $2.0 million. The next payment is anticipated to be made on August 31, 2012 based on the pro forma results of the twelve month period ended June 30, 2012. The remaining earnout payments will become payable in three additional installments on August 31, 2013 and 2014 with the final payment on October 31, 2015. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a discounted cash flow model following the income approach. Each period the Company reflects the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item in the Consolidated Income Statements.
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
Revenue Recognition
Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on returns is recorded based on historical experience.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. The Company also distributes third-party service contracts, typically for product maintenance and support. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of the contract and presented in net sales and cost of goods sold, respectively. Other service revenue associated with configuration, marketing, service contracts and other services approximates 2% or less of consolidated net sales for fiscal years 2012, 2011 and 2010.
During the fiscal years ended June 30, 2012, 2011 and 2010, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, the Company would follow the guidance set forth in ASC 605.
Shipping Revenue and Costs
Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2012, 2011 and 2010 was $12.2 million, $11.5 million and $10.2 million, respectively.
Advertising Costs
The Company defers advertising-related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three fiscal years ended June 30, 2012. Deferred advertising costs at June 30, 2012 and 2011 were also not significant.
Foreign Currency
The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include dollars, euros, British pounds and Brazilian real. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the consolidated income statement. Such amounts are not significant to any of the periods presented.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes. Federal income taxes are not assessed on the undistributed earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the business outside the United States. See Note 11 for further discussion.
Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 11 for more information.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

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
Comprehensive Income
ASC 220, Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and any unrealized gains or losses on effectively hedged transactions, net of tax. Currently, the Company is not engaged in any fair value of cash flow hedges that qualify for comprehensive income treatment.
Business Combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4 for further discussion.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendment became effective for interim and annual periods beginning after December 15, 2011, which was the interim period ended March 31, 2012 for the Company. This amendment has had no impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for the Company. The update will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, which is the Company's current practice, and will require companies to present all nonowner changes in stockholders' equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently determining which method of presentation will be used in future filings.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be fiscal 2013 for the Company. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to converge the differences in U.S. GAAP and IFRS in disclosures regarding offsetting (netting) assets and liabilities in the presentation of financial statements. This amendment will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The Company currently does not offset any financial instruments or derivatives and is currently assessing the future impact of this ASU on its consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets other than goodwill. This amendment allows companies to first assess qualitative factors of impairment of all indefinite-lived intangible assets, similar to the provisions in ASU 2011-08. The Company currently does not have any indefinite-lived intangible assets, other than goodwill and is currently assessing the future impact of this ASU on its consolidated financial statements.

(2)	Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Fiscal Year Ended June 30, 2012:
Net income	$74,288	$73,523	$48,812

Denominator:
Weighted-average shares, basic	27,362	26,872	26,605
Dilutive effect of share-based payments	389	374	264
Weighted-average shares, diluted	27,751	27,246	26,869

Net income per common share, basic	$2.72	$2.74	$1.83
Net income per common share, diluted	$2.68	$2.70	$1.82
For the years ended June 30, 2012, 2011 and 2010, there were 583,000, 947,000 and 1,208,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

(3)	Property and Equipment
Property and equipment is comprised of the following:

	June 30,
	2012	2011
	(in thousands)
Land	$3,009	$3,009
Buildings and leasehold improvements	18,231	16,029
Computer software and equipment	13,829	14,270
Furniture, fixtures and equipment	14,739	15,847
Construction in Progress	29,045	18,738
	78,853	67,893
Less accumulated depreciation	(30,068)	(31,074)
	$48,785	$36,819
During the fiscal year ended June 30, 2012, the increase in gross fixed assets from the prior year is largely related to capital expenditures for a new global ERP system that is currently under development. In addition, the Company acquired fixed assets related to various office renovations and new leasehold improvements.
Depreciation expense was $3.5 million, $3.7 million, and $4.1 million, respectively, for the fiscal years ended 2012, 2011, and 2010.

(4)	Acquisitions
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
CDC Brasil S.A.
On April 15, 2011, the Company completed its acquisition of 100% of the shares of CDC, formerly known as CDC Brasil Distribuidora LTDA, Brazil’s leading distributor of AIDC and POS solutions. This acquisition gives the Company an established presence in Latin America’s largest specialty technology market and allows the Company to more easily scale its Latin American operations.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Under the Share Purchase and Sale Agreement, the Company structured the purchase transaction as an all cash share purchase with an initial payment of $36.2 million, net of cash acquired, and assumed working capital payables and debt at closing. The remaining purchase price will be paid in annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30 from 2011 through 2015. As of June 30, 2012, there are four remaining earnout payments to be made to the former shareholders. Please see Note 8, Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration.
In fiscal 2012 and 2011, the Company incurred $0.3 million and $1.1 million, respectively, of acquisition-related costs, primarily for professional fees incurred for due diligence, legal advice and tax planning. These costs are included in selling, general and administrative expenses in the Company's consolidated income statement.
During the third quarter of this fiscal year, the Company finalized the purchase accounting for the CDC acquisition. The Company has elected to record all purchase accounting adjustments in the current year as opposed to the retrospective application set forth in ASC 805. Management has determined that retrospective application is immaterial to the users of the Company's financial statements. The adjustments made during the year pertain to the finalization of the purchase price allocation to the fair value of customer relationships, pre-acquisition contingency liabilities and corresponding indemnification assets and deferred income taxes. These adjustments are summarized in the following table:

	As of April 15, 2011
	Preliminary Purchase Allocation	Purchase Accounting Adjustments	Revised Purchase Allocation
Consideration	(in thousands)
Initial cash payment, net of cash acquired	$36,228	$—	$36,228
Fair value of earnout obligation	23,952	—	23,952
Total consideration	60,180	—	60,180
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable, net of allowance	21,378	—	21,378
Inventories	30,560	—	30,560
Prepaid expenses and other assets	3,575	—	3,575
Current deferred income taxes, net	1,409	(3,225)	(1,816)
Property and equipment, net	1,741	—	1,741
Intangible assets	18,327	4,278	22,605
Escrowed pre-acquisition contingencies receivable	16,013	7,977	23,990
Short-term borrowings	(1,277)	—	(1,277)
Accounts payable	(34,006)	—	(34,006)
Accrued expenses and other liabilities	(3,896)	—	(3,896)
Income taxes payable	(2,097)	1,174	(923)
Escrowed pre-acquisition contingencies payable	(16,013)	(7,977)	(23,990)
Long-term deferred income taxes, net	—	(3,141)	(3,141)
Other long-term liabilities	(177)	—	(177)
Total identifiable net assets	35,537	(914)	34,623
Goodwill	$24,643	$914	$25,557

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

All measurement period adjustments are presented as of the acquisition date. The Company used a combination of the market, cost and income approaches to estimate the fair values of the CDC’s assets acquired and liabilities assumed.
The revised purchase price allocated to the fair value of identified intangible assets associated with the acquisition of CDC after the finalization of purchase accounting is as follows:

Amount
Identified intangible assets	(in thousands)
Trade names (2 year useful life)	$2,746
Customer relationships (6 year useful life)	18,965
Non-compete agreements (5 year useful life)	894
Total identified intangible assets	$22,605
In the current year, the Company recorded incremental amortization expense to catch up accumulated amortization for the additional purchase price allocated to customer relationships as of March 31, 2012, when purchase accounting was finalized. The weighted average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, is 5 years. Additionally, the Company adjusted the useful life for CDC customer relationships from 7 years to 6 years. The impact of the incremental amortization and related income tax effect recorded in the third quarter of this fiscal year is summarized in the following table:

June 30, 2012
(in thousands)
Consolidated income statement
Amortization expense	$441
Provision for income taxes	$(150)
During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed in the Share Purchase and Sale Agreement. As part of the initial payment, the sellers placed $25.5 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement to provide for potential indemnification liabilities. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. During fiscal 2012, the Company and former shareholders released $5.3 million from the escrow account for the settlement of a pre-acquisition contingency and $2.5 million was released to the sellers, leaving $12.9 million, after the impact of foreign currency translation, available for future pre-acquisition contingency settlements or to be released to the sellers. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

	June 30, 2012	June 30, 2011	April 15, 2011
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$3,886	$—	$—
Other assets (noncurrent)	$5,112	$16,250	$16,013
Liabilities
Other current liabilities	$3,886	$—	$—
Other long-term liabilities	$5,112	$16,250	$16,013
The change in classification and amounts of the pre-acquisition contingencies is due to the finalization of purchase accounting in the third quarter of the current fiscal year, foreign currency translation on a weaker Brazilian real against the U.S. dollar and the expiration of the statute of limitations for one of the identified pre-acquisition contingencies. The Company finalized its quantitative assessments for various state and federal tax exposures and identified the statute of limitations for these exposures in determining the appropriate classification. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2012 is estimated to range as high as $12.4 million at this time, of which all exposures are indemnifiable under the Share Purchase and Sale Agreement.
In fiscal year 2011, CDC contributed net sales of approximately $29.6 million and net income of $0.7 million for the period of April 15, 2011 to June 30, 2011. CDC net income for the period included approximately $0.1 million of acquisition-related costs as well as $0.7 million of incremental amortization expense related to identified intangible assets.
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2009, based on the final purchase price allocation as adjusted in fiscal 2012 for the additional purchase price allocated to CDC's customer relationships:

	June 30,
	2011	2010
Unaudited, Supplemental Pro Forma Information	(in thousand, except per share information)
Net sales	$2,786,905	$2,247,721
Net income	$75,328	$52,450
Diluted earnings per share	$2.76	$1.95
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting CDC’s results to reflect the additional amortization that would have been recorded assuming the fair value of the identified intangibles had been recorded as of July 1, 2009, adjusted for purchase accounting adjustments made during the measurement period. Also, the pro forma amounts reflect the acquisition-related costs incurred by the Company of approximately $0.3 million and $1.1 million in fiscal years 2012 and 2011, respectively, as if incurred in fiscal year 2010.

(5)	Goodwill and Other Identifiable Intangible Assets
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company performs its annual goodwill impairment test at the end of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. The reporting units utilized for goodwill impairment tests are North America segment and, in our International segment, various components that are a level below.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

During fiscal years 2012, 2011 and 2010, no impairment charges related to goodwill were recorded. However, as of the latest annual goodwill impairment test, the estimated fair value of the Company's Brazilian goodwill reporting unit exceeded its carrying value by a smaller margin than the Company's other goodwill reporting units. The Brazilian operations were only recently acquired, resulting in a carrying value that approximates its fair value.
The carrying value of the Brazilian goodwill asset as of June 30, 2012 was $19.8 million. The estimated fair value of the Brazilian goodwill reporting unit exceeded its carrying value by 7% in the most recent annual impairment test. The increase in sensitivity to the Brazilian goodwill reporting unit is driven largely by the general macroeconomic environment and lower expectations for future results in this unit. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While the Company does not believe that this goodwill reporting unit is impaired at this time, if the Company is not able to achieve its projected operating margins within the expected working capital requirements and/or there are unfavorable changes to the discount rate, a future impairment of goodwill is at least reasonably possible.
Changes in the carrying amount of goodwill for the years ended June 30, 2012 and 2011, by reporting segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2010	$20,081	$13,704	$33,785
Goodwill acquired during 2011	—	24,643	24,643
Fluctuations in foreign currencies	—	662	662
Balance as of June 30, 2011	20,081	39,009	59,090
CDC measurement period adjustments	—	914	914
Fluctuations in foreign currencies	—	(6,119)	(6,119)
Balance as of June 30, 2012	$20,081	$33,804	$53,885
During the fiscal year ended June 30, 2012 , the Company's goodwill balances increased due to the finalization of purchase accounting for CDC from measurement period adjustments. For further information regarding CDC purchase accounting adjustments, please see Note 4, Acquisitions. The remaining change in the goodwill balance is due to foreign currency translation.
During the fiscal year ended June 30, 2011, the Company’s goodwill balances increased due to the acquisition of CDC in April, 2011. The goodwill recognized in conjunction with the CDC acquisition is attributable to the depth and breadth of services that it can provide to Latin America’s largest economy, its vast geographical reach beyond that of other distributors in Brazil and its large, specialty product mix that is atypical for the region. The Company expects all of the goodwill acquired with CDC to be deductible for Brazilian tax purposes.
The following table shows the Company’s identifiable intangible assets as of June 30, 2012 and 2011, respectively. These balances are included on the consolidated balance sheet within other assets:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

	June 30, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$34,483	$10,864	$23,619	$34,515	$6,989	$27,526
Debt issue costs	2,499	967	1,532	1,139	625	514
Trade names	2,127	1,285	842	2,743	286	2,457
Non-compete agreements	938	379	559	2,310	1,085	1,225
Distributor agreements	610	105	505	705	74	631
Total	$40,657	$13,600	$27,057	$41,412	$9,059	$32,353

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

In fiscal 2012, the Company incurred 1.4 million in debt issuance costs related to the negotiation and execution of the new credit facility (see note 6). In addition, during the re-measurement period for the valuation of CDC Brasil, the Company determined that the economic life for customer relationships should be reduced from 7 years to 6 years. The Company cumulatively adjusted all amortization so that the asset reflects the accumulated amortization of a 6 year life from the date of purchase in the first quarter of fiscal 2012. Upon receipt of the final valuation of identifiable intangible assets, the value of CDC's customer relationships were increased by $4.3 million in the third quarter of fiscal 2012. Amortization expense was cumulatively adjusted to reflect the appropriate balances. For further information regarding CDC purchase accounting adjustments, please see Note 4, Acquisitions.
In fiscal 2012, the Company wrote off the gross carrying amount and corresponding accumulated amortization for fully amortized non-compete agreements in the amount of $0.9 million. In fiscal 2011, the Company wrote off the gross carrying amount and corresponding accumulated amortization for fully amortized customer lists, non-compete agreements and trade names in the amounts of $0.3 million, $1.8 million and $1.0 million, respectively.
The weighted average amortization period for all intangible assets for the years ended June 30, 2012, 2011 and 2010 was approximately 10 years, 10 years, and 12 years, respectively. Amortization expense for the years ended June 30, 2012, 2011 and 2010 was $6.4 million, $3.0 million and $2.0 million, respectively. Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2013	$5,217
2014	4,342
2015	4,341
2016	4,312
2017	3,437
Thereafter	5,408
Total	$27,057
(6)Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of June 30, 2012 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate and commitment fee spreads are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. The outstanding balances at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
	(in thousands)
Short-term borrowings	$4,268	$3,164

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Revolving Credit Facility
On October 11, 2011, the Company amended and restated its $250 million multi-currency revolving credit facility with a syndicate of banks that was scheduled to mature on September 28, 2012. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The Company incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets, on the consolidated balance sheet and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the New Credit Agreement.
At the Company's option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of June 30, 2012 was 1.00% for LIBOR-based loans and 0.00% for prime rate-based loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of June 30, 2012. The outstanding balances at June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012	June 30, 2011
	(in thousands)
Revolving credit facility	$—	$26,513
Throughout the year ended June 30, 2012, the Company borrowed $1,408.5 million on the revolving credit facility. The Company repaid $1,433.2 million in addition to the $1.4 million paid for debt issuance costs previously described. The average daily balance on the revolving credit facility was $78.6 million for the year ended June 30, 2012. There was $300.0 million available for additional borrowings as of June 30, 2012, and there were no letters of credit issued.
For the year ended June 30, 2011, the Company borrowed $769.5 million on the revolving credit facility. The Company repaid $743.9 million. The average daily balance on the revolving credit facility was $14.2 million for the year ended June 30, 2011. There was $223.5 million available for additional borrowings as of June 30, 2011, and there were no letters of credit issued.
Long-Term Debt
On January 2, 2008, the Company entered into a $25.0 million promissory note with a third party lender. This note payable accrued interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and was scheduled to mature on September 28, 2012. On October 11, 2011, the note was fully repaid using funds obtained through the New Credit Agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of June 30, 2012, the Company was in compliance with all covenants under this bond.
The balances on the bond and promissory note as of June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.09% variable interest rate at June 30, 2012 and maturing on September 1, 2032	$5,429	$5,429
Unsecured note payable to a bank, monthly payments of interest only and maturing in fiscal 2013	—	25,000
	5,429	30,429
Less current portion	—	—
Long-term portion	$5,429	$30,429
The book value of debt listed above is considered to approximate fair value, as our debt instruments are indexed to LIBOR or the prime rate using the market approach.
Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2012 are as follows:

Future Debt Payments
(in thousands)
Fiscal year:
2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	5,429
Total principal payments	$5,429

(7)	Derivatives and Hedging Activities
The Company’s results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. These risks and the management of these risks are discussed in greater detail below. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with U.S. GAAP. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

Foreign Currency – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, euro, British pound, Canadian dollar, Mexican peso and Brazilian real. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of financial instruments for speculative purposes.
At June 30, 2012, the Company had contracts outstanding with notional amounts of $62.3 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Net foreign exchange derivative contract gain (loss)	$(1,480)	$(2,706)	$(1,065)
Net foreign currency transactional and re-measurement gain (loss)	$(2,286)	$1,741	$826
Net foreign currency gain (loss)	$(3,766)	$(965)	$(239)
Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real and other currencies versus the U.S. dollar.
In fiscal year 2012, the majority of losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, the Company incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In mid-August, the Company decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time the Company entered into the contract through settlement, the Brazilian real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the fiscal year 2012 foreign exchange loss, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter that were not hedged at the time. Subsequently, the Company has been including these exposures in its daily hedging activities.
Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap agreements. In January 2008, the Company entered into an interest rate swap agreement to hedge the variability in future cash flows of interest payments related to the $25.0 million promissory note payable discussed in Note 6. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The swap expired on September 28, 2011. From the inception of the swap through expiration, there was no ineffectiveness associated with the instrument. Currently, there are no other swap agreements outstanding.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

During fiscal years 2012 and 2011, the Company's sole cash flow hedge pertained to the interest rate swap discussed above. The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the consolidated statements of shareholders’ equity, are as follows:

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$216	$859
Unrealized gain (loss) in fair value of interest swap rates	(1)	(119)
Net increase (decrease) in accumulated other comprehensive income (loss)	$215	$740
Income tax effect	(76)	(272)
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$139	$468
The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of June 30, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$21
Derivative liabilities:(b)
Foreign exchange contracts	$—	$110

(a)	All derivative assets are recorded as prepaid expense and other assets in the Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Consolidated Balance Sheets.

(8)	Fair Value of Financial Instruments
Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value-measured assets and liabilities based upon the following levels of inputs:

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company's various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt listed in Note 6 is considered to approximate fair value, as the Company's debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria). The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$11,635	$11,635	$—	$—
Forward foreign currency exchange contracts	21	—	21	—
Total assets at fair value	$11,656	$11,635	$21	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$11,635	$11,635	$—	$—
Forward foreign currency exchange contracts	110	—	110	$—
Liability for contingent consideration, current and non-current	16,653	—	—	16,653
Total liabilities at fair value	$28,398	$11,635	$110	$16,653

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$12,926	$12,926	$—	$—
Forward foreign currency exchange contracts	165	—	165	—
Total assets at fair value	$13,091	$12,926	$165	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$12,926	$12,926	$—	$—
Forward foreign currency exchange contracts	236	—	236	—
Interest rate swap	215	—	215	—
Liability for contingent consideration, current and non-current	23,794	—	—	23,794
Total liabilities at fair value	$37,171	$12,926	$451	$23,794
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
Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 7, “Derivatives and Hedging Activities.” Foreign currency contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accrued expenses and other liabilities, depending on the respective contracts' favorable or unfavorable positions.
The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the condensed consolidated balance sheet. The fair value of contingent consideration (Level 3) is determined using a discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded to the change in fair value of contingent consideration line item in the consolidated income statement. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 14, "Accumulated Other Comprehensive Income."
The table below provides a summary of the changes in fair value of the Company’s only financial asset or liability, the contingent consideration for the CDC earnout that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2012 and 2011:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

	Contingent Consideration for the Year Ended June 30, 2012	Contingent Consideration for the Year Ended June 30, 2011
	(in thousands)
Fair value at beginning of period	$23,794	$—
Issuance of contingent consideration	—	23,952
Payments	(2,000)	—
Change in fair value	120	(128)
Fluctuation due to foreign currency exchange	(5,261)	(30)
Fair value at end of period	$16,653	$23,794
The fair value of the liability for the contingent consideration recognized at June 30, 2012 was $16.7 million, of which $5.0 million is classified as current. As of June 30, 2011, the fair value of the contingent consideration was $23.8 million, of which $2.4 million was classified as current. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company's consolidated balance sheet. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. Also, in accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the “change in fair value of contingent consideration” line item on the Company's consolidated income statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the Brazilian market.
A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the consolidated income statement contributed a loss of $0.1 million for the year ended June 30, 2012. Generally, the change in fair value of the contingent consideration will generate a loss as the earnout period lapses. In the current fiscal year, the loss was partially offset by a change in the estimated future results from a weaker Brazilian economic outlook from the time of acquisition. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven significant changes in the translation of the real-denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are estimated to be $24.0 million, based on the Company's best estimate as the earnout is based on a multiple of adjusted earnings.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

(9)	Share-Based Compensation
Share-Based Compensation Plans
The Company has awards outstanding from four share-based compensation plans (the 1993 Incentive Stock Option Plan, the 1997 Stock Incentive Plan, the 2002 Long-Term Incentive Plan, and the 2003 Director Plan), two of which (the 2002 Long-Term Incentive Plan and the 2003 Director Plan) are available for future grants. As of June 30, 2012, there were 1,888,923 and 88,100 shares available for future grant under the 2002 Long-Term Incentive Plan and the 2003 Director Plan, respectively. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award (“RSA”) or a restricted stock unit (“RSU”). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.
The Company accounts for its share-based compensation awards in accordance with ASC 718 – Stock Compensation, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date. Total share-based compensation included as a component of selling, general, and administrative expense in our Consolidated Income Statements was as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$2,875	$3,106	$4,698
Equity classified restricted stock	3,965	1,771	1,367
Total share-based compensation	$6,840	$4,877	$6,065
Stock Options
During the fiscal year ended June 30, 2012, the Company granted 85,578 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.
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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The Company used the following weighted average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2012	2011	2010
Expected term	6.77 years	6.88 years	6.82 years
Expected volatility	41.33%	42.92%	46.27%
Risk-free interest rate	1.42%	2.56%	2.89%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per option	$14.94	$17.21	$12.43
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
A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2012
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,969,477	$27.47
Granted during the period	85,578	34.23
Exercised during the period	(415,959)	21.67
Canceled, forfeited, or expired during the period	(9,137)	34.42
Outstanding, end of year	1,629,959	29.27	5.67	$5,970,110
Vested and expected to vest at June 30, 2012	1,629,870	29.27	5.67	$5,970,070
Exercisable, end of year	1,385,371	$28.60	5.12	$5,652,620
The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2012 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2012, 2011, and 2010 was $5.8 million, $5.2 million, and $1.6 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2012
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	445,010	$26.29	$12.25
Granted	85,578	34.23	14.94
Vested	(280,703)	22.71	10.28
Canceled or forfeited	(5,297)	33.30	10.42
Unvested, end of year	244,588	$33.02	$15.49
As of June 30, 2012, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.09 years. The total fair value of options vested during the fiscal years ended June 30, 2012, 2011, and 2010 is $2.9 million, $3.5 million and $4.3 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.01 - $14.68	20,602	0.51	$13.67	20,602	$13.67
$14.68 - $18.35	314,396	6.20	18.12	314,396	18.12
$18.35 - $22.01	18,800	1.43	21.58	18,800	21.58
$22.01 - $25.68	189,725	6.41	24.55	137,915	24.56
$25.68 - $29.35	81,500	3.52	27.48	81,500	27.48
$29.35 - $33.02	364,120	4.62	31.46	359,120	31.45
$33.02 - $36.69	640,816	6.34	35.84	453,038	36.03
	1,629,959	5.67	$29.27	1,385,371	$28.60
The Company issues shares to satisfy the exercise of options.
Restricted Stock
Grants of Restricted Shares
During the fiscal year ended June 30, 2012, the Company elected to grant 173,246 shares of restricted stock to employees and non-employee directors, of which 159,746 of these shares were issued in the form of RSUs:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

	Fiscal Year Ended June 30, 2012
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on promotions	5,000	January 31, 2012	$37.56	Annually over 3 years
Certain employees based on promotions	4,500	May 1, 2012	32.61	Annually over 3 years
Certain employees	1,000	June 18, 2012	31.33	Annually over 3 years
Certain employees	1,500	November 1, 2012	32.94	Annually over 3 years
Certain employees	147,683	December 2, 2011	34.35	Annually over 3 years
Executive officers, vesting based on certain service and performance conditions	1,563	May 14, 2012	32.01	Annually over 2 years
Non-Employee Directors(1)	12,000	December 2, 2011	$34.35	6 months

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

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2012
	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	241,085	$29.15
Granted during the period	173,246	34.34
Vested during the period	(122,071)	28.12
Cancelled, forfeited, or expired during the period	(25,002)	32.00
Outstanding, end of year	267,258	$32.43
As of June 30, 2012, there was approximately $6.4 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.88 years. The Company withheld 43,122 shares for income taxes during the fiscal year ended June 30, 2012.

(10)	Employee Benefit Plans
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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Matching contributions	$473	$419	$395
Discretionary contributions	5,066	5,952	3,200
Total contributions	$5,539	$6,371	$3,595
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
In fiscal 2011, the Company made a $2.4 million contribution to the Founder’s SERP for the Company’s founder and former Chief Executive Officer who retired in March 2011. The SERP investments are included within the deferred compensation plan investments referenced in Note 8, Fair Value of Financial Instruments.

(11)	Income Taxes
Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Current:
Federal	$37,736	$34,782	$27,749
State	1,376	248	1,104
Foreign	3,703	5,008	2,922
Total current	42,815	40,038	31,775
Deferred:
Federal	(830)	(168)	(4,410)
State	(44)	(9)	(323)
Foreign	(5,018)	(1,498)	(113)
Total deferred	(5,892)	(1,675)	(4,846)
Provision for income taxes	$36,923	$38,363	$26,929
A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
U.S. Federal income tax at statutory rate	$38,924	$39,160	$26,509
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,026	625	935
Tax credits	(1,122)	(312)	(633)
Valuation allowance	24	(195)	(128)
Effect of foreign operations, net	(2,309)	(2,054)	(1,342)
Stock compensation	86	239	580
Other	294	900	1,008
Provision for income taxes	$36,923	$38,363	$26,929
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2012	2011
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$6,456	$2,857
Inventories	7,336	11,310
Nondeductible accrued expenses	512	2,204
Net operating loss carryforwards	2,931	452
Tax credits	583	241
Deferred compensation	4,331	4,822
Stock compensation	5,631	2,868
Timing of depreciation and other deductions for building and equipment	98	—
Total deferred tax assets	27,878	24,754
Valuation allowance	(541)	(517)
Total deferred tax assets	27,337	24,237
Deferred tax liabilities derived from:
Timing of amortization deduction from intangible assets	(5,840)	(2,717)
Timing of depreciation and other deductions for building and equipment	—	(238)
Total deferred tax liabilities	(5,840)	(2,955)
Net deferred tax assets	$21,497	$21,282

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Domestic	$103,711	$96,436	$65,566
Foreign	7,500	15,450	10,175
Worldwide pretax earnings	$111,211	$111,886	$75,741
At June 30, 2012, the Company has (i) gross net operating loss carry forwards of approximately $0.1 million for U.S. Federal income tax purposes that will begin to expire in 2020; (ii) gross net operating loss carry forwards of approximately $0.9 million for state income tax purposes; (iii) foreign gross net operating loss carry forwards of approximately $8.5 million; (iv) state income tax credit carry forwards of approximately $0.2 million that will begin to expire in 2025; and (v) withholding tax credits of approximately $0.5 million. As of June 30, 2012, the Company reversed $0.4 million of the valuation reserve against foreign net operating loss carry-forwards and established a full valuation reserve of $0.5 million against the withholding tax credits. The Company maintains a $0.1 million valuation allowance for state net operating losses where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.
The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $56.3 million at June 30, 2012. If these earnings were remitted to the U.S. they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $10.0 million.
As of June 30, 2012, the Company had gross unrecognized tax benefits of $1.3 million, $0.8 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.1 million on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The prior year balances have been adjusted to remove interest and penalties that were included in prior period reporting. The total amount of interest and penalties accrued, but excluded from the table below for the years ending 2012, 2011 and 2010 were $1.0 million, $0.9 million and $1.0 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Beginning Balance	$1,181	$1,279	$1,359
Additions based on tax positions related to the current year	163	173	133
Additions for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	(87)	(271)	(213)
Settlements	—	—	—
Ending Balance	$1,257	$1,181	$1,279
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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012, the Company had approximately $1.0 million accrued for interest and penalties, of which $0.1 million was a current period expense.
The Company's effective tax rate differs from the federal statutory rate of 35% primarily as a result the mix of income in lower tax rate jurisdictions and state taxes.

(12)	Commitments and Contingencies
Leases
The Company leases office and warehouse space under non-cancelable operating leases that expire through November 2020. Lease expense and future minimum lease payments under operating leases are as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Lease expense	$5,025	$4,989	$4,430

Payments
(in thousands)
Fiscal Year Ended June 30,
2013	$4,671
2014	3,999
2015	3,295
2016	3,125
2017	2,605
Thereafter	2,018
Total future minimum lease payments	$19,713
On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The term of the lease is 120 months with 2 consecutive 5-year extension options.
Commitments and Contingencies
A majority of the Company’s net revenues in 2012, 2011 and 2010 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.
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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The Company is in the process of designing and developing a new ERP system. The Company has spent approximately $33.5 million on the project from inception through June 30, 2012. Of the total amount spent, $26.8 million has been in the form of capital expenditures. The Company received a project assessment from a third party service provider, which indicates that the project will take longer to implement and exceed previously disclosed cost estimates, which at the high end was $38.5 million. The Company has revised its projections for the project and believes the total spend could range from $58 million to $72 million and will extend past fiscal year 2013. Capital expenditures for fiscal 2013 could range from $9 million to $15 million for a total capital expenditure of up to $42 million.

(13)	Segment Information
The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in the specialty technology markets. The Company has two reporting segments, based on geographic location.
North American Distribution
The North American distribution segment offers products for sale in four primary categories: (i) AIDC and POS equipment sold by the ScanSource POS and Barcoding sales unit, (ii) voice, data and converged communications equipment sold by the Catalyst Telecom sales unit, (iii) video conferencing, telephony, and communications products sold by the ScanSource Communications unit, and (iv) electronic security products and wireless infrastructure products sold by the ScanSource Security sales unit. These products are sold to more than 14,500 resellers and integrators of technology products that are geographically dispersed over the United States and Canada in a pattern that mirrors population concentration. No single account represented more than 6% of the Company’s consolidated net sales for the fiscal years ended June 30, 2012, 2011, and 2010, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

International Distribution
The international distribution segment sells to two geographic areas, Latin America aggregated with Europe, offers AIDC and POS equipment as well as communications products to more than 15,500 resellers and integrators of technology products. Additionally, the Company offers security products in Latin America. Of this segment’s customers, no single account represented more than 1% of the Company’s consolidated net sales during the fiscal years ended June 30, 2012, 2011, and 2010, respectively.
Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying Consolidated Financial Statements.
Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Sales:
North American distribution	$2,285,342	$2,048,767	$1,688,663
International distribution	778,837	643,863	448,967
Less intersegment sales	(48,883)	(26,099)	(22,651)
	$3,015,296	$2,666,531	$2,114,979
Depreciation and amortization:
North American distribution	$3,960	$4,246	$4,730
International distribution	5,962	2,416	1,334
	$9,922	$6,662	$6,064
Operating income:
North American distribution	$104,044	$94,932	$64,342
International distribution	9,472	18,177	11,434
	$113,516	$113,109	$75,776
Assets:
North American distribution	$813,889	$785,057	$670,467
International distribution	387,917	397,131	189,283
	$1,201,806	$1,182,188	$859,750
Capital expenditures:
North American distribution	$9,789	$14,366	$5,344
International distribution	3,001	503	262
	$12,790	$14,869	$5,606
In prior periods, the Company inappropriately included its intercompany investment and funding arrangements related to foreign subsidiaries in its North American segment assets with the offsetting liabilities and elimination entries included as a reduction to the international segment's assets. This resulted in the understatement of international segment assets and an overstatement of North American segment assets. During the current period, the Company corrected its disclosure of assets by segment by eliminating intercompany investments and funding arrangements from both segments. Management concluded that the correction of prior periods is immaterial and, accordingly, previous filings have not been revised. However, segment assets related to prior periods presented herein have been adjusted to remove intercompany investment and funding arrangements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

The effect of the segment asset adjustments listed above as of June 30, 2011 was to reduce North American segment assets by $173.7 million, from $958.8 million as previously disclosed to $785.1 million and to increase international segment assets by $173.7 million, from $223.4 million as previously disclosed to $397.1 million. The effect of this adjustment on segment assets listed above as of June 30, 2010 was to reduce North American segment assets by $114.1 million from $784.6 million as previously disclosed to $670.5 million and to increase international segment assets by $114.1 million from $75.2 million as previously disclosed to $189.3 million.
Also in the prior fiscal year, the Company inappropriately excluded shared operating expense allocations from the international distribution segment. This resulted in the overstatement of the international segment's operating income and an understatement of the North American segment's operating income. Management concluded that the correction of the prior period is immaterial and, accordingly, previous filings have not been revised. However, segment operating income related to the prior period presented herein has been adjusted to allocate shared operating expenses to the international distribution segment. The effect of this adjustment on segment operating income listed above for the year ended June 30, 2011 was to increase North American segment operating income by $4.5 million from $90.4 million as previously disclosed to $94.9 million and to decrease international segment operating income by $4.5 million from $22.7 million to $18.2 million.
Selected financial information by product category is presented below:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Sales by Product Category:
POS, barcoding and security products	$1,837,307	$1,615,461	$1,300,525
Communication products	1,177,989	1,051,070	814,454
	$3,015,296	$2,666,531	$2,114,979

(14)	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	2012	2011	2010
	(in thousands)
Currency translation adjustment	$(21,691)	$3,768	$(11,127)
Unrealized gain (loss) on fair value of interest rate swap	—	(139)	(607)
Accumulated other comprehensive income (loss)	$(21,691)	$3,629	$(11,734)

(15)	Related Party Transactions
During fiscal years 2012, 2011, and 2010, the Company had sales of $4.2 million, $5.1 million, and $3.7 million, respectively, to companies affiliated with the former minority shareholder of ScanSource Latin America’s Miami based operations. At June 30, 2012 and 2011, accounts receivable from these companies totaled $0.5 million and $1.2 million, respectively.
During fiscal years 2012 and 2011, the Company had sales of $0.2 million to companies affiliated with a former shareholder of CDC in Brazil. As of June 30, 2012 and 2011, accounts receivable from these customers were less than $0.1 million.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2012

In previous periods, the Company has reported purchases and accounts payable to a vendor affiliated with the former CEO and current member on the Board of Directors. In January 2012, he divested his interest in this particular vendor. Through January 2012, the Company had purchases of $0.3 million from this vendor. During fiscal year 2011, the Company had purchases of $0.4 million from this vendor. At June 30, 2011, accounts payable to this vendor was $0.1 million.

(16)	Subsequent Events
In accordance with ASC 855 – Subsequent Events, the Company evaluated events occurring from the end of the most recent fiscal year through the date the financial statements were filed with the SEC.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2012, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.
The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III
Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2012, a definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Incorporated herein by reference to the information presented under the headings “Board of Directors and Executive Officers,” “Corporate Governance Matters – Section 16(a) Beneficial Reporting Compliance,” “Corporate Governance Matters – Code of Ethics,” “Corporate Governance Matters – Independent Directors,” and “Corporate Governance Matters – Board Meetings and Committees – Audit Committee,” in the Company’s 2012 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2012.

ITEM 11.	Executive Compensation.
Incorporated herein by reference to the information presented under the headings “Executive Compensation,” “Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s 2012 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated herein by reference to the information presented under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2012 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Incorporated herein by reference to the information presented under the heading “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Independent Directors” in the Company’s 2012 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2012.

ITEM 14.	Principal Accountant Fees and Services.
Incorporated herein by reference to the information presented under the headings “Proposal Three – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services” and “Proposal Three – Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s 2012 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2012.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Valuation account for trade and notes receivable:
Year ended June 30, 2010	$16,883	10,854	(7,097)	1,267	$21,907
Trade and current note receivable allowance					$21,907
Long-term note allowance					$—
Year ended June 30, 2011	$21,907	7,488	(11,098)	8,265	$26,562
Trade and current note receivable allowance					$26,562
Long-term note allowance					$—
Year ended June 30, 2012	$26,562	7,134	(7,249)	902	$27,349
Trade and current note receivable allowance					$27,349
Long-term note allowance					$—

(1)	“Reductions” amounts represent write-offs for the years indicated.

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
August 24, 2012

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 24, 2012
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 24, 2012
Michael L. Baur	(principal executive officer)

/s/ RICHARD P. CLEYS	Chief Financial Officer	August 24, 2012
Richard P. Cleys	(principal financial officer)

/s/ GERALD LYONS	Senior Vice President of Finance and Principal Accounting Officer	August 24, 2012
Gerald Lyons	(principal accounting officer)

/s/ MICHAEL J. GRAINGER	Director	August 24, 2012
Michael J. Grainger

/s/ STEVEN H. OWINGS	Director	August 24, 2012
Steven H. Owings

/s/ JOHN P. REILLY	Director	August 24, 2012
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 24, 2012
Charles R. Whitchurch

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement by and among ScanSource DO Brasil Participacoes LTDA as Buyer, Alexandre Machado De Campos Conde, Marcelo Duarte Hirsch, Gustavo Conde, Rosania De Souza Possebom, Juliane Possebom, Daniele Possebom, Gabriela Possebom, Adolar Nardes Junior and Caio Vinicius Domingos Nardes as Sellers; and CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, AECO Participacoes LTDA, Rhouse Participacoes LTDA and Nardes Administracao LTDA (as Agreeing Parties) dated April 7, 2011		8-K		2.1	4/15/2011
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/2004	3.1	2/3/2005
3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2008		8-K		3.1	12/9/2008
4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	1993 Incentive Stock Option Plan, as amended, of the Registrant and Form of Stock Option Agreement		S-1		10.10	1/23/1997
10.2	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/1999	10.13	9/28/1999
10.3	ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan		10-Q	12/31/2010	10.1	2/4/2011
10.4	Form of Restricted Stock Award (for ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan)		10-Q	3/31/2011	10.3	5/6/2011
10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/2009
10.6	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.2	2/4/2011
10.7	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.3	2/4/2011
10.8	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.4	2/4/2011
10.9	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.5	2/4/2011
10.10	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.1	2/4/2009
10.11	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.2	2/4/2009

10.12	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	12/31/2008	10.3	2/4/2009
10.13	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.2	12/7/2009
10.14	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.3	12/7/2009
10.15	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.4	12/7/2009
10.16	Founder’s Supplemental Executive Retirement Plan Agreement	10-Q	3/31/2011	10.2	5/6/2011
10.17	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2005	10-Q	9/30/2009	10.2	11/9/2009
10.18	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Michael L. Baur	10-K	6/30/2011	10.18	8/29/2011
10.19	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Richard P. Cleys	10-K	6/30/2011	10.19	8/29/2011
10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and R. Scott Benbenek	10-K	6/30/2011	10.20	8/29/2011
10.21	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Andrea D. Meade	10-K	6/30/2011	10.21	8/29/2011
10.22	Amended and Restated Employment Agreement, dated June 6, 2011, between the Registrant and John J. Ellsworth	10-K	6/30/2011	10.22	8/29/2011
10.23	Form of Amendment to Stock Option Agreement and Promise to Make Cash Payment for Andrea D. Meade and R. Scott Benbenek	10-Q	12/31/2007	10.1	2/6/2008
10.24	Amendment to Stock Option Agreement and Promise to Make Cash Payment for Richard P. Cleys and Bobby McLain	10-Q	12/31/2007	10.2	2/6/2008
10.25	Form of Restricted Stock Award Certificate for R. Scott Benbenek, dated May 21, 2009	10-K	6/30/2009	10.2	8/27/2009
10.26	Form of Restricted Stock Award Certificate for Andrea D. Meade, dated May 21, 2009	10-K	6/30/2009	10.2	8/27/2009
10.27	Form of Restricted Stock Award Certificate for John J. Ellsworth, dated May 17, 2010	10-K	6/30/2010	10.2	8/26/2010
10.28	Form of Restricted Stock Award Agreement for R. Scott Benbenek, dated June 6, 2011	10-K	6/30/2011	10.26	8/29/2011
10.29	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011	10-K	6/30/2011	10.27	8/29/2011
10.30	Form of Restricted Stock Award Agreement for Richard P. Cleys, dated June 6, 2011	10-K	6/30/2011	10.28	8/29/2011

10.31	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012	X
	Bank Agreements
10.32	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto		10-Q	9/30/2011	10.1	11/4/2011
	Other Agreements
10.33+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	6/30/2007	10.3	8/29/2007
10.34+	US Avaya Contract with ScanSource, Inc.		10-K	6/30/2010	10.4	8/26/2010
10.35+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.		10-K	6/30/2010	10.4	8/26/2010
10.36+	Letter Agreement with US Motorola		10-K	6/30/2010	10.4	8/26/2010
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Consent Order for Final Approval of Settlement		8-K		99.1	6/19/2009
99.2	Stipulation of Compromise and Settlement, dated as of April 15, 2009		8-K		99.1	4/15/2009
101++
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011, (ii) the Condensed Consolidated Income Statements for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text
		X

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