Form 10-Q
period 2012-09-30
SCANSOURCE INC
filed 2012-11-02
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarter ended September 30, 2012

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, no par value per share	27,650,282 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2012

FORWARD-LOOKING STATEMENTS
The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2012. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except for share information)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$38,731	$29,173
Accounts receivable, less allowance of $28,744 at September 30, 2012 and $27,349 at June 30, 2012	468,718	470,808
Inventories	471,014	475,479
Prepaid expenses and other current assets	38,730	41,846
Deferred income taxes	15,138	14,624
Total current assets	1,032,331	1,031,930
Property and equipment, net	48,328	48,785
Goodwill	54,187	53,885
Other non-current assets, including identifiable intangible assets	73,244	67,206
Total assets	$1,208,090	$1,201,806
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$4,268
Current portion of contingent consideration	9,816	4,976
Accounts payable	384,111	419,683
Accrued expenses and other current liabilities	62,210	67,776
Income taxes payable	10,058	1,698
Total current liabilities	466,195	498,401
Deferred income taxes	3,318	—
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	12,215	—
Long-term portion of contingent consideration	7,526	11,677
Other long-term liabilities	37,271	33,988
Total liabilities	531,954	549,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,650,282 and 27,604,840 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	142,604	139,557
Retained earnings	552,086	534,445
Accumulated other comprehensive income (loss)	(18,554)	(21,691)
Total shareholders’ equity	676,136	652,311
Total liabilities and shareholders’ equity	$1,208,090	$1,201,806

June 30, 2012 results are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2012	2011
Net sales	$733,605	$770,259
Cost of goods sold	659,565	691,169
Gross profit	74,040	79,090
Selling, general and administrative expenses	47,061	46,569
Change in fair value of contingent consideration	764	894
Operating income	26,215	31,627
Interest expense	124	486
Interest income	(633)	(450)
Other (income) expense, net	(15)	3,530
Income before income taxes	26,739	28,061
Provision for income taxes	9,097	9,681
Net income	$17,642	$18,380
Per share data:
Weighted-average shares outstanding, basic	27,618	27,138
Net income per common share, basic	$0.64	$0.68

Weighted-average shares outstanding, diluted	27,901	27,551
Net income per common share, diluted	$0.63	$0.67

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2012	2011
	(in thousands)
Net income	$17,642	$18,380
Unrealized gain on hedged transaction, net of tax	—	139
Foreign currency translation adjustment	3,137	(11,981)
Comprehensive income (loss)	$20,779	$6,538

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,642	$18,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,314	2,582
Provision for accounts and notes receivable	2,039	1,447
Share-based compensation and restricted stock	1,716	1,772
Deferred income taxes	(1,288)	(1,483)
Excess tax benefits from share-based payment arrangements	(608)	(1,175)
Change in fair value of contingent consideration	764	894
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,236	(27,603)
Inventories	6,685	(22,575)
Prepaid expenses and other assets	2,835	(6,205)
Other non-current assets	(2,792)	3,508
Accounts payable	(36,457)	(8,668)
Accrued expenses and other liabilities	(1,636)	(2,148)
Income taxes payable	8,949	7,710
Net cash provided by (used in) operating activities	2,399	(33,564)
Cash flows from investing activities:
Capital expenditures	(2,006)	(2,339)
Net cash provided by (used in) investing activities	(2,006)	(2,339)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	(4,452)	1,151
Borrowings (repayments) on revolving credit, net of debt issuance costs	12,053	43,433
Exercise of stock options	759	719
Excess tax benefits from share-based payment arrangements	608	1,175
Net cash provided by (used in) financing activities	8,968	46,478
Effect of exchange rate changes on cash and cash equivalents	197	(2,070)
Increase (decrease) in cash and cash equivalents	9,558	8,505
Cash and cash equivalents at beginning of period	29,173	28,747
Cash and cash equivalents at end of period	$38,731	$37,252

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. and its subsidiaries (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium, respectively. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2012 and June 30, 2012, the results of operations for the quarters ended September 30, 2012 and 2011, and the statements of cash flows for the quarters ended September 30, 2012 and 2011. The results of operations for the quarters ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2012 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $52.9 million and $48.2 million are classified to accounts payable as of September 30, 2012 and June 30, 2012, respectively.

Recent Accounting Pronouncements

Effective for interim and annual reporting periods for fiscal 2013, the Company has implemented Accounting Standard Update ("ASU") 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity or in a separate footnote and requires companies to present all nonowner changes in shareholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to present a separate condensed consolidated statement of comprehensive income.

Effective for the annual goodwill impairment testing during fiscal 2013, the Company will implement ASU 2011-08, Testing Goodwill for Impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this amendment did not have an impact on the Company's condensed consolidated financial statements.

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows companies to first assess qualitative factors of impairment of all indefinite-lived intangible assets, similar to the provisions in ASU 2011-08. The amendment becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company has elected early adoption for this amendment. The adoption of this amendment did not have an impact on the Company's condensed consolidated financial statements.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net Income	$17,642	$18,380
Denominator:
Weighted-average shares, basic	27,618	27,138
Dilutive effect of share-based payments	283	413
Weighted-average shares, diluted	27,901	27,551

Net income per common share, basic	$0.64	$0.68
Net income per common share, diluted	$0.63	$0.67

There were 1,058,235 and 692,856 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive for the quarters ended September 30, 2012 and 2011.

(3) Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2012	June 30, 2012
	(in thousands)
Foreign currency translation adjustment	$(18,554)	$(21,691)
Accumulated other comprehensive income (loss)	$(18,554)	$(21,691)

(4) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2012, by reporting segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2012	$20,081	$33,804	$53,885
Foreign currency translation adjustment	—	302	302
Balance as of September 30, 2012	$20,081	$34,106	$54,187

There was no acquisition activity during the quarter ended September 30, 2012. The change in goodwill from June 30, 2012 relates solely to foreign currency translation.

Included within other long-term assets in the condensed consolidated balance sheets are net identifiable intangible assets of $25.7 million and $27.1 million at September 30, 2012 and June 30, 2012, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, trade names and debt issue costs.

(5) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of September 30, 2012 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates related to the €6.0 million line of credit refer to the Leverage Ratio as defined by the Company's $300 million multi-currency senior secured revolving credit facility. The outstanding balances at September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012	June 30, 2012
	(in thousands)
Short-term borrowings	$—	$4,268

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its primary revolving credit facility. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility ("Revolving Credit Facility") pursuant to the terms of an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The Revolving Credit Facility allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. In fiscal year 2012, the Company incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets, on the condensed consolidated balance sheet and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the Revolving Credit Facility.

At the Company's option, loans denominated in U.S. dollars under the Revolving Credit Facility, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of September 30, 2012 was 1.00% for LIBOR-based loans and 0.00% for prime rate-based loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Revolving Credit Facility are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the Revolving Credit Facility. The Company was in compliance with all covenants under the Revolving Credit Facility as of September 30, 2012. The outstanding balances at September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012	June 30, 2012
	(in thousands)
Borrowings under revolving credit facility	$12,215	$—

During the quarter ended September 30, 2012, the Company borrowed $169.4 million on the Revolving Credit Facility. The Company repaid $157.3 million during the same period. The average daily balance during the quarter was $10.5 million.

During the quarter ended ended September 30, 2011, the Company borrowed $394.8 million on its previous revolving credit facility. The Company repaid $351.3 million during the same period. The average daily balance during the quarter was $53.6 million.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of September 30, 2012, the Company was in compliance with all covenants under this bond.

	September 30, 2012	June 30, 2012
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.08% variable interest rate at September 30, 2012 and maturing on September 1, 2032	$5,429	$5,429

(6) Derivatives and Hedging Activities

The Company’s results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. These risks and the management of these risks are discussed in greater detail below. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with US GAAP. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

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

The Company had contracts outstanding with notional amounts of $56.2 million and $62.3 million to exchange foreign currencies as of September 30, 2012 and June 30, 2012, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2012	2011
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$1,223	$1,212
Net foreign currency transactional and re-measurement (gains) losses	(1,150)	2,361
Net foreign currency (gains) losses	$73	$3,573

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

In the prior year quarter, the majority of foreign currency losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, the Company incurred a $2.5 million loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. The Company decided to pre-fund a portion of the contingent earnout payments associated with the acquisition of CDC Brasil, S.A. ("CDC"). This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time the Company entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the prior year quarter foreign exchange loss, the Brazilian business incurred significant losses on the remeasurement of U.S. dollar denominated transactions that were not hedged at the time. Subsequently, the Company has been including these exposures in its ongoing hedging activities.

The Company has the following derivative instruments located on its condensed consolidated balance sheet, utilized for the risk management purposes detailed above:

	As of September 30, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$10
Derivative liabilities:(b)
Foreign exchange contracts	$—	$30

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet.

(7) Fair Value of Financial Instruments

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria). The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$12,737	$12,737	$—	$—
Forward foreign currency exchange contracts	10	—	10	—
Total assets at fair value	$12,747	$12,737	$10	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$12,737	$12,737	$—	$—
Forward foreign currency exchange contracts	30	—	30	—
Liability for contingent consideration, current and non-current portion	17,342	—	—	17,342
Total liabilities at fair value	$30,109	$12,737	$30	$17,342

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$11,635	$11,635	$—	$—
Forward foreign currency exchange contracts	21	—	21	—
Total assets at fair value	$11,656	$11,635	$21	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$11,635	$11,635	$—	$—
Forward foreign currency exchange contracts	110	—	110	—
Liability for contingent consideration, current and non-current portion	16,653	—	—	16,653
Total liabilities at fair value	$28,398	$11,635	$110	$16,653

The investments in the deferred compensation plan are held in a rabbi trust and include mutual funds and cash equivalents for payment of non-qualified benefits for certain retired, terminated or active employees. These investments are recorded to prepaid and other current assets or other non-current assets depending on their corresponding, anticipated distributions to recipients, which are reported in accrued expenses and other current liabilities or other long-term liabilities, respectively.

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). Foreign currency contracts are classified in the condensed consolidated balance sheet in prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective contracts’ favorable or unfavorable positions.

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the condensed consolidated balance sheet. The fair value of contingent consideration (Level 3) is determined using a discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded to the change in fair value of contingent consideration line item in the condensed consolidated income statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item in other comprehensive income.

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarter ended September 30, 2012 and 2011:

	Contingent consideration for the quarter ended
	September 30,
	2012	2011
	(in thousands)
Fair value at beginning of period	$16,653	$23,794
Change in fair value of contingent consideration	764	894
Foreign currency translation adjustment	(75)	(3,435)
Fair value at end of period	$17,342	$21,253

The fair value of the liability for the contingent consideration recognized at September 30, 2012 was $17.3 million of which $9.8 million is classified as current. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company’s condensed consolidated balance sheet. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the “change in fair value of contingent consideration” line item on the Company’s condensed consolidated income statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the condensed consolidated income statement contributed a loss of $0.8 million for the quarter. The change this quarter is largely driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven significant changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $23.6 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers. The Company has two reporting segments, based on geographic location. The measure of segment profit is operating income, and the accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

North American Distribution

The North American distribution segment markets AIDC and POS products through its ScanSource POS and Barcoding sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony, and communications products through its ScanSource Communications unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The Company serves more than 14,500 resellers and integrators of technology products in the United States and Canada. No single account represented more than 5% of the Company’s worldwide net sales for the quarters ended September 30, 2012 or 2011.

International Distribution

The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products; ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe. The Company serves more than 15,500 resellers and integrators of technology products in Europe and Latin America. Of this segment’s customers, no single account represented more than 1% of the Company’s worldwide net sales during the quarters ended September 30, 2012 or 2011.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements. Selected financial information of each reporting segment is presented as follows:

	Quarter ended
	September 30,
	2012	2011
	(In thousands)
Sales:
North American distribution	$565,298	$583,582
International distribution	187,792	196,787
Less intersegment sales	(19,485)	(10,110)
	$733,605	$770,259
Depreciation and amortization:
North American distribution	$1,008	$1,043
International distribution	1,306	1,539
	$2,314	$2,582
Operating income:
North American distribution	$24,983	$29,274
International distribution	1,232	2,353
	$26,215	$31,627
Capital expenditures:
North American distribution	$1,889	$2,190
International distribution	117	149
	$2,006	$2,339

	September 30, 2012	June 30, 2012
	(in thousands)
Assets:
North American distribution	$799,858	$813,889
International distribution	408,232	387,917
	$1,208,090	$1,201,806

In the prior year, the Company included an erroneous shared service expense allocation from the North American segment to the international segment. The effect of this allocation understated the North American segment's operating income and overstated the international segment's operating income. During the current period, the Company corrected its disclosure of operating income by segment by adjusting the prior year quarter's operating income by segment for the correct allocation. Management has concluded that the correction is immaterial and, accordingly, previous filings have not been revised. However, segment operating income related to the prior year quarter presented herein has been adjusted by the correct shared service expense allocation. The effect of this adjustment on segment operating income listed for the quarter ended September 30, 2011 was to increase the North American segment's operating income by $0.9 million, from $28.4 million as previously disclosed to $29.3 million and to decrease the international segment's operating income by $0.9 million, from $3.2 million as previously disclosed to $2.4 million.

(9) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed in the Share Purchase and Sale Agreement. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's condensed consolidated balance sheets:

	September 30, 2012	June 30, 2012
	(in thousands)
Assets
Prepaid expenses and other current assets	$3,869	$3,886
Other non-current assets	$5,089	$5,112
Liabilities
Other current liabilities	$3,869	$3,886
Other long-term liabilities	$5,089	$5,112

The change in these contingent liabilities and receivables from June 30, 2012 is solely driven by foreign currency translation.

(10) Income Taxes

The Company had approximately $1.3 million of total gross unrecognized tax benefits including interest as of September 30, 2012 and June 30, 2012. Of this total, approximately $0.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate as of September 30, 2012 and June 30, 2012. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2012, the Company had approximately $1.0 million accrued for interest and penalties.

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

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates and state income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company distributes approximately 100,000 products worldwide. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center and an international distribution segment serving Latin America and Europe from distribution centers located in Florida, Mexico, Brazil and Belgium. Each segment is managed around its geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcoding sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications, and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe.

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

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company’s key vendors in its worldwide POS and barcoding sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, Intermec, Motorola, NCR, Toshiba and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, include Aruba, Avaya, Audiocodes, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom and ShoreTel. The Company’s key vendors in its security sales units include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card.

As of September 30, 2012, we have ended our relationship with Juniper Networks, which was primarily distributed by our Catalyst Telecom sales unit in North America and to a lesser extent by ScanSource Communications Europe. Sales of Juniper products significantly declined in the September quarter.

We are developing an Enterprise Resource Planning system ("ERP") that is intended to be used globally and standardize our processes throughout the world. We are recognizing more ERP expenses in selling, general and administrative expenses ("SG&A") as the project continues. In the current quarter, we incurred $2.3 million of SG&A expense related to activities that are not capitalized.

Our objective is to achieve an appropriate company-wide Return on Invested Capital ("ROIC") through sales of the various technologies that we distribute. In doing so, our management team faces numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

In the current quarter, our results in the international distribution segment were weaker than expected as competitive pressures continued. While certain international markets are volatile in the current macroeconomic environment, especially parts of Europe, we are continuing to invest in this business to position the Company favorably against our competitors over the long term.

Evaluating Financial Condition and Operating Performance

We place a significant emphasis on operating income and ROIC in evaluating and monitoring financial condition and operating performance. We use ROIC, a non-GAAP measure, to assess efficiency at allocating capital under our control to generate returns. ROIC is computed by the Company as net income plus interest expense, income taxes, depreciation and amortization (“EBITDA”) annualized by calendar days and divided by invested capital. Invested capital is defined as average equity plus daily average funded debt for the period.

The following table summarizes annualized return on invested capital ratio for the quarters ended September 30, 2012 and September 30, 2011:

	Quarter ended September 30,
	2012	2011
Return on invested capital ratio, annualized	17.0%	18.2%

The discussion that follows this overview explains the change in ROIC from the comparative period. Management uses ROIC as a performance measurement because we believe this metric best balances our operating results with asset and liability management, excludes the results of capitalization decisions, is easily computed and understood, and drives changes in shareholder value. The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2012	2011
	(in thousands)
Reconciliation of EBITDA to net income:
Net income	$17,642	$18,380
Plus: income taxes	9,097	9,681
Plus: interest expense	124	486
Plus: depreciation & amortization	2,314	2,582
EBITDA (numerator)	$29,177	$31,129

	Quarter ended September 30,
	2012	2011
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$652,311	$587,394
Equity – end of the quarter	676,136	597,658
Average equity	664,224	592,526
Average funded debt (a)	16,563	86,780
Invested capital (denominator)	$680,787	$679,306

Return on invested capital (annualized)(b)	17.0%	18.2%

(a)	Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

(b)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarters.

Our return on invested capital was 17.0% for the quarter, down from 18.2% in the prior year. The decrease in EBITDA is largely the result of lower sales and gross margin percentage as well as relatively flat operating expenses.

Results of Operations

Currency

In our Management Discussion and Analysis, we make references to "constant currency," a non-GAAP performance measure, that excludes foreign exchange rate impacts from fluctuations in the weighted average foreign exchange rates between reporting periods. Certain financial results are adjusted by a simple mathematical model that translates current period results from currencies other than the U.S. dollar with the comparable weighted average foreign exchange rates from the prior year period. This information is provided to view financial results without the impact of fluctuations in foreign currency rates, thereby enhancing comparability between reporting periods.

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters ended September 30, 2012 and 2011, respectively:

	Quarter ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
North American distribution	$545,813	$573,472	$(27,659)	(4.8)%
International distribution	187,792	196,787	(8,995)	(4.6)%
Net sales	$733,605	$770,259	$(36,654)	(4.8)%

North American Distribution

The North American distribution segment consists of net sales to technology resellers in the United States and Canada. For the quarter ended September 30, 2012, net sales decreased from the prior year quarter by $27.7 million or 4.8%.

The North American distribution segment’s POS, barcoding and security product revenues remained flat in comparison to the prior year as a result of pricing and other competitive pressures in the POS and barcoding channel, offset by a record quarter for our ScanSource Security sales unit. The decrease in POS and barcoding products was driven by declining revenue from big deal transactions occurring in the quarter. However, we have continued to grow within our security lines with strong gains in business attributable to vendors such as Ruckus Wireless and Axis.

The Company has two North American sales units that sell communications products to our customers – Catalyst Telecom and ScanSource Communications. The combined net sales of these units decreased by 9.9% from the prior year. The decrease is largely attributable to fewer big deals related to Avaya resellers and the end of our distribution agreement with Juniper Networks.

International Distribution

The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. For the quarter ended September 30, 2012, net sales for this segment decreased by $9.0 million or 4.6%. The sales decrease over the prior year quarter is primarily driven by foreign currency exchange translation. Foreign currency translation had a $24.4 million unfavorable impact on our net sales for the quarter ended September 30, 2012. On a constant currency basis, the net sales increase was 7.8% or $15.4 million for the quarter. Our international segment's growth was driven by contributions from all of our sales units.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters ended September 30, 2012 and 2011, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution	$54,808	$56,853	$(2,045)	(3.6)%	10.0%	9.9%
International distribution	19,232	22,237	(3,005)	(13.5)%	10.2%	11.3%
Gross profit	$74,040	$79,090	$(5,050)	(6.4)%	10.1%	10.3%

North American Distribution

Gross profit for the North American distribution segment decreased 3.6% or $2.0 million for the quarter ended September 30, 2012. As a percentage of net sales for the North American distribution segment, our gross profit increased from 9.9% to 10.0% from the comparative quarter. The increase in margin percentage is mainly due to favorable changes in product mix and higher service business than the prior year.

International Distribution

In our international distribution segment, gross profit decreased 13.5% or $3.0 million for the quarter ended September 30, 2012. The decrease is largely due to foreign currency translation. On a constant currency basis, gross profit for the international segment decreased 1.7%. As a percentage of net sales for the international distribution segment, our gross profit decreased from 11.3% to 10.2% from the comparative quarter, primarily due to higher inventory reserve expense in our European communications business.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2012 and 2011, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Selling, general and administrative expense	$47,061	$46,569	$492	1.1%	6.4%	6.0%
Change in fair value of contingent consideration	764	894	(130)	(14.5)%	0.1%	0.1%
Operating expense	$47,825	$47,463	$362	0.8%	6.5%	6.2%

Selling, general and administrative expense increased 1.1% or $0.5 million for the quarter ended September 30, 2012. The primary driver in the increase is incremental expenses related to our ERP that have not been capitalized, higher bad debt expense and increased headcount in certain geographies, partially offset by favorable foreign currency translation from the prior year period. SG&A expense included $2.3 million of ERP expenses that are not capitalized. At constant currency, SG&A would have increased an additional $2.0 million to $49.1 million.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other selling, general and administrative expenses. In the current quarter, we recorded a $0.8 million loss on the change in fair value of the contingent consideration. The loss is primarily the result of the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2012 and 2011, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution	$24,983	$29,274	$(4,291)	(14.7)%	4.6%	5.1%
International distribution	1,232	2,353	(1,121)	(47.6)%	0.7%	1.2%
	$26,215	$31,627	$(5,412)	(17.1)%	3.6%	4.1%

For the North American distribution segment, operating income decreased 14.7% or $4.3 million from the prior year first quarter. The decrease is primarily due to lower sales volumes and higher operating expenses, primarily resulting from ERP spending that has not been capitalized.

For the international distribution segment, operating income decreased 47.6% or $1.1 million from the prior year first quarter. The decrease is primarily due to lower gross margins and higher bad debt expense, partially offset by lower SG&A expenses due to favorable foreign currency translation.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters ended September 30, 2012 and 2011, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Interest expense	$124	$486	$(362)	(74.5)%	0.0%	0.1%
Interest income	(633)	(450)	(183)	40.7%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	73	3,573	(3,500)	(98.0)%	0.0%	0.5%
Other, net	(88)	(43)	(45)	104.7%	(0.0)%	(0.0)%
Total other (income) expense, net	$(524)	$3,566	$(4,090)	(114.7)%	(0.1)%	0.5%

Interest expense reflects interest incurred on borrowings from the Company’s revolving credit facility and other long-term debt borrowings, as well as non-utilization fees. Interest expense for the quarter ended September 30, 2012 was $0.1 million. Interest expense is down 74.5% from the prior year quarter, largely from decreased borrowings on our $300 million revolving credit facility.

Interest income for the quarter ended September 30, 2012 was $0.6 million and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash-equivalents. Interest income increased 40.7% from the prior year quarter. The increase is largely the result of interest earned and cash balances maintained in Brazil, since September 2011, to pre-fund a portion of contingent earnout payments to CDC's former shareholders and finance current operations.  Over the past year, the cash balances maintained in Brazil have declined with the earnout payments and financings for short-term working capital needs.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real, Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of speculative transactions.

Net foreign exchange loss for the quarter ended September 30, 2012 totaled $0.1 million, which was $3.5 million lower than the prior year. In the prior year, we incurred a $2.5 million loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In August 2011, we decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition and finance current operations as mentioned above. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the prior year quarter foreign exchange loss, our Brazilian business incurred significant losses on the remeasurement of U.S. dollar denominated transactions that were not hedged at the time. Subsequently, the Company has been including these exposures in its ongoing hedging activities.

Provision for Income Taxes

For the quarter ended September 30, 2012, income tax expense was $9.1 million, reflecting an effective tax rate of 34.0%, which was lower than the 34.5% effective tax rate of the corresponding prior year period. The decrease in the effective tax rate from the prior year period is due primarily to a reduction in non-deductible expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, borrowings under our $300 million revolving credit facility (the "Revolving Credit Facility"), industrial development revenue bond, and borrowings under our European subsidiary’s €6 million line of credit. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities.

The Company’s cash and cash equivalent balance totaled $38.7 million at September 30, 2012, compared to $29.2 million at June 30, 2012, of which $20.5 million and $18.7 million were held outside of the United States as of September 30, 2012 and June 30, 2012, respectively.

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

As mentioned above, our business model typically yields an inverse relationship between cash flows from operating activities and the change in our sales volumes. Compared to the sequential quarter, sales decreased 2.8%. As such, we have generated $2.4 million from operating activities as opposed to using $33.6 million in the prior year quarter when sales had increased 5.0% sequentially.

Our net investment in working capital has increased to $566.1 million at September 30, 2012 from $533.5 million at June 30, 2012. With declining sales, our net investment in working capital typically decreases; however, in the current quarter, net working capital increased. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income before non-cash charges, timing of collections from customers, movement of inventory, payments to vendors as well as cash generated or used by other financing and investing activities. In the sequential quarter, we had paid off all of our outstanding borrowings on our $300 million revolving credit facility, which lowered our cash balance on hand as of June 30, 2012 and ultimately our net working capital.

The number of days sales in receivables (DSO) was 58 at September 30, 2012, compared to 56 days at both June 30, 2012 and September 30, 2011. Inventory turned over 5.6 times during the first quarter of the fiscal year 2013 versus 5.6 and 5.8 times in the sequential and prior year quarters, respectively.

We are in the process of designing and developing a new ERP system. We have incurred approximately $35.8 million on the project from inception through September 30, 2012. Of the total amount incurred, $26.9 million has been capitalized, which includes estimates for amounts incurred but not yet paid. In the last quarter, we revised our projections for the project and believe that total spend could range from $58 million to $72 million and extend past fiscal year 2013. Capital expenditures for fiscal 2013 could range from $9 million to $15 million for a total capital expenditure of up to $41.9 million.

Cash used in investing activities for the quarter ended September 30, 2012 was $2.0 million, compared to $2.3 million used in the prior year quarter. Current quarter investing cash flows are primarily attributable to the investment in our new ERP system.

On October 11, 2011, we entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders.

At our option, loans denominated in U.S. dollars under the Revolving Credit Facility, other than swingline loans, shall bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the our ratio of total debt (excluding accounts payable and accrued liabilities). measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of September 30, 2012 was 1.00% for LIBOR-based loans and 0.00% for Prime rate-based loans. Additionally, we are assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Revolving Credit Facility are guaranteed by substantially all of our domestic assets as well as certain foreign subsidiaries determined to be material under the Revolving Credit Facility and a pledge of up to 65% of capital stock or other equity interest in each Guarantor. We were in compliance with all covenants under the Revolving Credit Facility as of September 30, 2012.

In the current quarter, cash provided by financing activities amounted to $9.0 million, in comparison to $46.5 million in the prior year quarter. The change in cash provided by financing activities is primarily attributable to less borrowing activity on our Revolving Credit Facility as a result of lower sales volumes this quarter.

There was $12.2 million outstanding on our $300 million revolving credit facility as of September 30, 2012. There were no borrowings outstanding as of June 30, 2012. On a gross basis, we borrowed $169.4 million and repaid $157.3 million on our Revolving Credit Facility in the current quarter. In the prior quarter, we borrowed $394.8 million and repaid $351.3 million and additionally paid $1.4 million of debt issuance costs. The average daily balance on the revolving credit facility was $10.5 million and $53.6 million for the quarters ended September 30, 2012 and 2011, respectively. There were no standby letters of credits issued and outstanding as of September 30, 2012, leaving $287.8 million available for additional borrowings.

In addition to our Revolving Credit Facility, a subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. Our subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of September 30, 2012 was 1.25%. Additionally, the we are assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates related to the €6.0 million line of credit refer to the Leverage Ratio as defined by the Company's $300 million multi-currency senior secured revolving credit facility. There was no outstanding balance at September 30, 2012 and $4.3 million at June 30, 2012.

In fiscal year 2011, we acquired all of the shares of CDC Brasil, S.A. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015, based on CDC's annual financial results. As of September 30, 2012, we have $17.3 million recorded for the contingent earnout obligation, of which $9.8 million is classified as current. Of the current balance, $4.7 million was paid on October 1, 2012, with the remaining current portion due August 31, 2013. Future contingent earnout payments will be funded by cash on hand and our Revolving Credit Facility.

On August 1, 2007, we entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at our Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this bond was $5.4 million as of September 30, 2012, and the effective interest rate was 1.08%. The Company was in compliance with all covenants associated with this agreement as of September 30, 2012.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of August 24, 2012.

Accounting Standards Recently Issued

Effective for interim and annual reporting periods for fiscal 2013, we have implemented ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity or in a separate footnote and requires companies to present all nonowner changes in shareholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are presenting a separate condensed consolidated statement of comprehensive income.

There are currently no new accounting standards that have been issued that are expected to have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended September 30, 2012 would have resulted in a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At September 30, 2012, the Company had no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company’s Board of Directors has approved a foreign exchange hedging policy to reduce foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based on balance sheet exposures and, in certain foreign currencies, our forecasted purchases and sales. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At September 30, 2012, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012. During the quarter ended September 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk factors in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2012, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Item 6.	Exhibits

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement, effective June 6, 2011, between the Registrant and Michael L. Baur (incorporated by reference from Exhibit 10.18 to the Registrant's Form 10-K for the year ending June 30, 2011).*

10.2	First Amendment to Amended and Restated Employment Agreement, effective as of July 1, 2012, between the Registrant and Michael L. Baur.*

10.3	Employment Agreement, effective as of July 25, 2012, between the Registrant and Gerald Lyons.*

10.4	ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan, as amended and restated on August 21, 2012.

10.5	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as amended and restated.*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012; (ii) the condensed consolidated income statements for the quarters ended September 30, 2012 and 2011; (iii) the condensed consolidated statements of comprehensive income for the quarters ended September 30, 2012 and 2011; (iv) the condensed consolidated statements of cash flows for the quarters ended September 30, 2012 and 2011; and (v) the notes to the condensed consolidated financial statements.**

*	Executive compensation plan or agreement.
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

ScanSource, INC.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 2, 2012	Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD P. CLEYS
Richard P. Cleys
Date:	November 2, 2012	Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 2, 2012	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement, effective June 6, 2011, between the Registrant and Michael L. Baur (incorporated by reference from Exhibit 10.18 to the Registrant's Form 10-K for the year ending June 30, 2011).*

10.2	First Amendment to Amended and Restated Employment Agreement, effective as of July 1, 2012, between the Registrant and Michael L. Baur.*

10.3	Employment Agreement, effective as of July 25, 2012, between the Registrant and Gerald Lyons.*

10.4	ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan, as amended and restated on August 21, 2012.

10.5	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as amended and restated.*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012; (ii) the condensed consolidated income statements for the quarters ended September 30, 2012 and 2011; (iii) the condensed consolidated statements of comprehensive income for the quarters ended September 30, 2012 and 2011; (iv) the condensed consolidated statements of cash flows for the quarters ended September 30, 2012 and 2011; and (v) the notes to the condensed consolidated financial statements.**

*	Executive compensation plan or agreement.
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