Form 10-Q
period 2012-12-31
SCANSOURCE INC
filed 2013-02-01
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2012

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2013
Common Stock, no par value per share	27,827,381 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except for share information)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$31,455	$29,173
Accounts receivable, less allowance of $29,840 at December 31, 2012 and $27,349 at June 30, 2012	464,286	470,808
Inventories	474,713	475,479
Prepaid expenses and other current assets	42,540	41,846
Deferred income taxes	15,278	14,624
Total current assets	1,028,272	1,031,930
Property and equipment, net	48,685	48,785
Goodwill	54,080	53,885
Other non-current assets, including identifiable intangible assets	72,486	67,206
Total assets	$1,203,523	$1,201,806
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$544	$4,268
Accounts payable	353,108	419,683
Accrued expenses and other current liabilities	69,700	67,776
Current portion of contingent consideration	4,952	4,976
Income taxes payable	2,267	1,698
Total current liabilities	430,571	498,401
Deferred income taxes	2,787	—
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	21,808	—
Long-term portion of contingent consideration	8,138	11,677
Other long-term liabilities	37,830	33,988
Total liabilities	506,563	549,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,827,381 and 27,604,840 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	144,894	139,557
Retained earnings	568,443	534,445
Accumulated other comprehensive income (loss)	(16,377)	(21,691)
Total shareholders’ equity	696,960	652,311
Total liabilities and shareholders’ equity	$1,203,523	$1,201,806

June 30, 2012 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$747,716	$782,684	$1,481,320	$1,552,943
Cost of goods sold	673,365	702,845	1,332,930	1,394,013
Gross profit	74,351	79,839	148,390	158,930
Selling, general and administrative expenses	49,393	48,474	96,454	95,043
Change in fair value of contingent consideration	533	(722)	1,296	172
Operating income	24,425	32,087	50,640	63,715
Interest expense	130	749	254	1,236
Interest income	(532)	(1,002)	(1,166)	(1,452)
Other (income) expense, net	53	(374)	39	3,157
Income before income taxes	24,774	32,714	51,513	60,774
Provision for income taxes	8,417	11,347	17,514	21,028
Net income	$16,357	$21,367	$33,999	$39,746
Per share data:
Weighted-average shares outstanding, basic	27,713	27,244	27,665	27,191
Net income per common share, basic	$0.59	$0.78	$1.23	$1.46

Weighted-average shares outstanding, diluted	27,958	27,674	27,928	27,604
Net income per common share, diluted	$0.59	$0.77	$1.22	$1.44

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$16,357	$21,367	$33,999	$39,746
Unrealized gain on hedged transaction, net of tax	—	—	—	139
Foreign currency translation adjustment	2,177	(6,309)	5,314	(18,290)
Comprehensive income (loss)	$18,534	$15,058	$39,313	$21,595

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$33,999	$39,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,589	4,840
Provision for accounts and notes receivable	5,333	2,884
Share-based compensation and restricted stock	3,153	3,557
Deferred income taxes	(1,957)	(731)
Excess tax benefits from share-based payment arrangements	(849)	(156)
Change in fair value of contingent consideration	1,296	172
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,788	(48,352)
Inventories	4,797	(63,078)
Prepaid expenses and other assets	(1,741)	(4,630)
Other non-current assets	(2,973)	3,218
Accounts payable	(68,414)	38,300
Accrued expenses and other liabilities	5,616	4,373
Income taxes payable	1,375	(2,855)
Net cash provided by (used in) operating activities	(9,988)	(22,712)
Cash flows from investing activities:
Capital expenditures	(3,204)	(5,513)
Net cash provided by (used in) investing activities	(3,204)	(5,513)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	(3,912)	(2,214)
Borrowings (repayments) on revolving credit, net of debt issuance costs	21,342	68,965
Borrowings (repayments) on long-term debt	—	(25,000)
Contingent consideration payments	(4,716)	—
Exercise of stock options	1,458	3,367
Excess tax benefits from share-based payment arrangements	849	156
Net cash provided by (used in) financing activities	15,021	45,274
Effect of exchange rate changes on cash and cash equivalents	453	(3,203)
Increase (decrease) in cash and cash equivalents	2,282	13,846
Cash and cash equivalents at beginning of period	29,173	28,747
Cash and cash equivalents at end of period	$31,455	$42,593

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. and its subsidiaries (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium, respectively. Each segment is managed around its geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcode sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2012 and June 30, 2012, the results of operations for the quarters and six months ended December 31, 2012 and 2011, the statements of comprehensive income for the quarters and six months ended December 31, 2012 and 2011 and the statements of cash flows for the six months ended December 31, 2012 and 2011. The results of operations for the quarters and six months ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter and six months ended December 31, 2012 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $34.2 million and $48.2 million are included in accounts payable as of December 31, 2012 and June 30, 2012, respectively.

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

	Quarter ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net Income	$16,357	$21,367	$33,999	$39,746
Denominator:
Weighted-average shares, basic	27,713	27,244	27,665	27,191
Dilutive effect of share-based payments	245	430	263	413
Weighted-average shares, diluted	27,958	27,674	27,928	27,604

Net income per common share, basic	$0.59	$0.78	$1.23	$1.46
Net income per common share, diluted	$0.59	$0.77	$1.22	$1.44

For the quarter and six months ended December 31, 2012, there were 1,159,357 and 1,112,076 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter and six months ended December 31, 2011, there were 622,247 and 722,315 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2012	June 30, 2012
	(in thousands)
Foreign currency translation adjustment	$(16,377)	$(21,691)
Accumulated other comprehensive income (loss)	$(16,377)	$(21,691)

(4) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2012, by reporting segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2012	$20,081	$33,804	$53,885
Foreign currency translation adjustment	—	195	195
Balance as of December 31, 2012	$20,081	$33,999	$54,080

Included within other non-current assets in the condensed consolidated balance sheets are net identifiable intangible assets of $24.3 million and $27.1 million at December 31, 2012 and June 30, 2012, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, trade names, distributor agreements and debt issue costs.

(5) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of December 31, 2012 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates related to the €6.0 million line of credit refer to the Leverage Ratio as defined by the Company's $300 million multi-currency senior secured revolving credit facility. The outstanding balances at December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012	June 30, 2012
	(in thousands)
Short-term borrowings	$544	$4,268

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its primary revolving credit facility. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility ("Revolving Credit Facility") pursuant to the terms of an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The Revolving Credit Facility allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. In fiscal year 2012, the Company incurred $1.4 million in debt issuance costs that were capitalized to other non-current assets, including identifiable intangible assets, on the condensed consolidated balance sheet and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the Revolving Credit Facility.

At the Company's option, loans denominated in U.S. dollars under the Revolving Credit Facility, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of December 31, 2012 was 1.00% for LIBOR-based loans and 0.00% for prime rate-based loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Revolving Credit Facility are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the Revolving Credit Facility. The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2012. The outstanding balances at December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012	June 30, 2012
	(in thousands)
Borrowings under revolving credit facility	$21,808	$—

During the six months ended December 31, 2012, the Company borrowed $435.1 million on the Revolving Credit Facility. The Company repaid $413.8 million during the same period. The average daily balance during the six month period was $14.1 million.

During the six months ended December 31, 2011, the Company borrowed $824.9 million on the Revolving Credit Facility. The Company repaid $754.5 million during the same period. The average daily balance during the six month period was $86.4 million.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of December 31, 2012, the Company was in compliance with all covenants under this bond.

	December 31, 2012	June 30, 2012
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.06% variable interest rate at December 31, 2012	$5,429	$5,429

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

The Company had contracts outstanding with notional amounts of $84.9 million and $62.3 million to exchange foreign currencies as of December 31, 2012 and June 30, 2012, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$105	$(15)	$1,333	$1,197
Net foreign currency transactional and re-measurement (gains) losses	6	(267)	(1,150)	2,094
Net foreign currency (gains) losses	$111	$(282)	$183	$3,291

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

In the prior year, the majority of foreign currency losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, the Company incurred a $2.5 million loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. The Company decided to pre-fund a portion of the contingent earnout payments associated with the acquisition of CDC Brasil, S.A. ("CDC"). This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time the Company entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the prior year quarter foreign exchange loss, the Brazilian business incurred significant losses on the remeasurement of U.S. dollar denominated transactions that were not hedged at the time. Subsequently, the Company has been including these exposures in its ongoing hedging activities.

The Company has the following derivative instruments located on its condensed consolidated balance sheet, utilized for the risk management purposes detailed above:

	As of December 31, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$142
Derivative liabilities:(b)
Foreign exchange contracts	$—	$161

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria). The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$13,051	$13,051	$—	$—
Forward foreign currency exchange contracts	142	—	142	—
Total assets at fair value	$13,193	$13,051	$142	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$13,051	$13,051	$—	$—
Forward foreign currency exchange contracts	161	—	161	—
Liability for contingent consideration, current and non-current portion	13,090	—	—	13,090
Total liabilities at fair value	$26,302	$13,051	$161	$13,090

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

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarters and six months ended December 31, 2012 and 2011:

	Contingent consideration for the quarter ended		Contingent consideration for the six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Fair value at beginning of period	$17,342	$21,253	$16,653	$23,794
Payments	(4,716)	—	(4,716)	—
Change in fair value of contingent consideration	533	(722)	1,297	172
Foreign currency translation adjustment	(69)	(529)	(144)	(3,964)
Fair value at end of period	$13,090	$20,002	$13,090	$20,002

The fair value of the liability for the contingent consideration recognized at December 31, 2012 was $13.1 million of which $5.0 million is classified as current. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company’s condensed consolidated balance sheet. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the “change in fair value of contingent consideration” line item on the Company’s condensed consolidated income statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the condensed consolidated income statement contributed losses of $0.5 million and $1.3 million for the quarter and six months ended December 31, 2012, respectively. The change in the three and six month periods is largely driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $18.7 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

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

North American Distribution

The North American distribution segment markets AIDC and POS products through its ScanSource POS and Barcode sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The Company serves more than 14,000 resellers and integrators of technology products in the United States and Canada. No single account represented more than 6% of the Company’s worldwide net sales for the quarters and six months ended December 31, 2012 or 2011.

International Distribution

The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products; ScanSource Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications sales unit in Europe. The Company serves more than 15,000 resellers and integrators of technology products in Europe and Latin America. Of this segment’s customers, no single account represented more than 1% of the Company’s worldwide net sales during the quarters and six months ended December 31, 2012 or 2011.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements. Selected financial information of each reporting segment is presented as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Sales:
North American distribution	$562,317	$574,475	$1,127,615	$1,158,058
International distribution	199,729	219,761	387,521	416,548
Less intersegment sales	(14,330)	(11,552)	(33,816)	(21,663)
	$747,716	$782,684	$1,481,320	$1,552,943
Depreciation and amortization:
North American distribution	$961	$999	$1,970	$2,042
International distribution	1,314	1,259	2,619	2,798
	$2,275	$2,258	$4,589	$4,840
Operating income:
North American distribution	$23,259	$26,756	$48,243	$56,030
International distribution	1,166	5,331	2,397	7,685
	$24,425	$32,087	$50,640	$63,715
Capital expenditures:
North American distribution	$833	$2,137	$2,722	$4,328
International distribution	365	1,037	482	1,185
	$1,198	$3,174	$3,204	$5,513

	December 31, 2012	June 30, 2012
	(in thousands)
Assets:
North American distribution	$806,614	$813,889
International distribution	396,909	387,917
	$1,203,523	$1,201,806

(9) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

	December 31, 2012	June 30, 2012
	(in thousands)
Assets
Prepaid expenses and other current assets	$3,845	$3,886
Other non-current assets	$5,057	$5,112
Liabilities
Other current liabilities	$3,845	$3,886
Other long-term liabilities	$5,057	$5,112

The change in these contingent liabilities and receivables from June 30, 2012 is solely driven by foreign currency translation.

(10) Income Taxes

The Company had approximately $1.3 million of total gross unrecognized tax benefits as of December 31, 2012 and June 30, 2012. Of this total, approximately $0.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012, the Company had approximately $1.1 million accrued for interest and penalties.

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

Overview

ScanSource, Inc., together with its subsidiaries (the “Company”), is a leading wholesale distributor of specialty technology products, providing value-added distribution services to resellers in specialty technology markets. The Company distributes approximately 95,000 products worldwide. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium, respectively. Each segment is managed around its geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcode sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource Europe sales unit; and communication products through its ScanSource Communications sales unit in Europe.

The Company was incorporated in South Carolina in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally-located distribution center located in Southaven, Mississippi, near the FedEx hub. The single warehouse and management information system form the cornerstone of the Company’s cost-driven operational strategy.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company’s key vendors in its worldwide POS and Barcode sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, Intermec, Motorola, NCR, Toshiba and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, include Aruba, Avaya, Audiocodes, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom and ShoreTel. The Company’s key vendors in its security sales units include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card.

Our distribution agreement with Juniper Networks ended in the first quarter of this fiscal year. Accordingly, sales of Juniper products, which were primarily distributed by our Catalyst Telecom sales unit in North America and to a lesser extent by ScanSource Communications Europe, have significantly declined in the the six months ended December 31, 2012 compared to prior periods.

We continue to develop an Enterprise Resource Planning system ("ERP") that is intended to be used globally and standardize our processes throughout the world. Through our wholly-owned subsidiary Partner Services, Inc. (“PSI”), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. (“Avanade”). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's misconduct. Recently, we have also engaged a new implementation partner to replace Avanade. ScanSource, Inc. and Tata America International Corporation, the U.S. arm of Tata Consultancy Services (“TCS”), have entered into an agreement to complete the implementation of the Company's Microsoft Dynamics AX ERP project. The initial phase of the TCS engagement is underway. As the project continues, we expect to recognize more ERP expenses in selling, general and administrative expenses ("SG&A"). In the current quarter, we have incurred $1.3 million of SG&A expense related to activities that are not capitalized.

One of management's key focuses is generating Return on Invested Capital ("ROIC") through the sales of the various technologies that we distribute. In doing so, our management team faces numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

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

The following table summarizes annualized return on invested capital ratio for the quarters ended December 31, 2012 and 2011, respectively:

	Quarter ended December 31,
	2012	2011
Return on invested capital ratio, annualized	15.2%	19.3%

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

	Quarter ended December 31,
	2012	2011
	(in thousands)
Reconciliation of EBITDA to net income:
Net income	$16,357	$21,367
Plus: income taxes	8,417	11,347
Plus: interest expense	130	749
Plus: depreciation & amortization	2,275	2,258
EBITDA (numerator)	$27,179	$35,721

	Quarter ended December 31,
	2012	2011
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$676,136	$597,658
Equity – end of the quarter	696,960	616,103
Average equity	686,548	606,881
Average funded debt (a)	23,850	128,805
Invested capital (denominator)	$710,398	$735,686

Return on invested capital (annualized)(b)	15.2%	19.3%

(a)	Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

(b)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarters.

Our annualized return on invested capital was 15.2% for the quarter, down from 19.3% in the same quarter of the prior year. The decrease in EBITDA is largely the result of lower sales volumes, gross margin percentage and the costs associated with Belgian tax compliance and personnel replacement costs discussed below.

In assessing and evaluating our performance, we consider the impact of unusual or infrequent events. During the current quarter, we incurred $2.1 million in one-time costs associated with Belgian tax compliance and costs related to the replacement of certain personnel in our Belgian office. These costs include severance benefits, as well as tax accruals and professional fees. We are providing a non-GAAP reconciliation of net income and earnings per share adjusted for these costs below:

	Quarter ended December 31, 2012
	Pre-Tax	After-Tax	Diluted EPS
Net income (GAAP)	$24,774	$16,357	$0.59
Adjustments:
Costs associated with Belgian tax compliance and personnel replacement costs, including related professional fees	2,121	1,400	0.05
Adjusted net income (non-GAAP)	$26,895	$17,757	$0.64

Results of Operations

Currency

In this Management Discussion and Analysis, we make references to "constant currency," a non-GAAP performance measure, that excludes the foreign exchange rate impact from fluctuations in the weighted average foreign exchange rates between reporting periods. Certain financial results are adjusted by a simple mathematical model that translates current period results from currencies other than the U.S. dollar with the comparable weighted average foreign exchange rates from the prior year period. This information is provided to view financial results without the impact of fluctuations in foreign currency rates, thereby enhancing comparability between reporting periods.

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and six months ended December 31, 2012 and 2011, respectively:

	Quarter ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
North American distribution	$547,987	$562,923	$(14,936)	(2.7)%
International distribution	199,729	219,761	(20,032)	(9.1)%
Net sales	$747,716	$782,684	$(34,968)	(4.5)%

	Six months ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
North American distribution	$1,093,799	$1,136,395	$(42,596)	(3.7)%
International distribution	387,521	416,548	(29,027)	(7.0)%
Net sales	$1,481,320	$1,552,943	$(71,623)	(4.6)%

North American Distribution

The North American distribution segment consists of net sales to technology resellers in the United States and Canada. For the quarter ended December 31, 2012, net sales decreased $14.9 million or 2.7%. For the six months ended December 31, 2012, net sales decreased $42.6 million or 3.7%.

We experienced modest growth in the North American distribution segment’s POS, barcoding and security product lines in both the current three and six month periods compared to the prior year. Our ScanSource Security sales unit had another quarter of double-digit sales growth. ScanSource Security experienced strong gains attributable to vendors such as Ruckus Wireless, Cisco Systems and Axis Communications.

The Company has two North American sales units that sell communications products to our customers – Catalyst Telecom and ScanSource Communications. The combined net sales of these units decreased by 13.0% from the prior year quarter and 11.4% from the prior year six month period. These decreases are largely attributable to fewer deals related to Avaya resellers and the end of our distribution agreement with Juniper Networks at the end of the quarter ended September 30, 2012; however, these declines were partially offset by increased volumes with Polycom and Plantronics resellers.

International Distribution

The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. For the quarter ended December 31, 2012, net sales for this segment decreased by $20.0 million or 9.1%. On a constant currency basis, net sales decreased by $9.6 million or 4.4%. Net sales were down in Europe for the quarter primarily due to weaker demand and fewer big deals.

For the six months ended December 31, 2012, net sales decreased by $29.0 million or 7.0%. On a constant currency basis, net sales increased $5.1 million or 1.2% over the prior year six month period, due to increases in Latin America and Brazil, partially offset by lower sales in Europe.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and six months ended December 31, 2012 and 2011, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution	$52,031	$57,136	$(5,105)	(8.9)%	9.5%	10.1%
International distribution	22,320	22,703	(383)	(1.7)%	11.2%	10.3%
Gross profit	$74,351	$79,839	$(5,488)	(6.9)%	9.9%	10.2%

	Six months ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution	$106,839	$113,990	$(7,151)	(6.3)%	9.8%	10.0%
International distribution	41,551	44,940	(3,389)	(7.5)%	10.7%	10.8%
Gross profit	$148,390	$158,930	$(10,540)	(6.6)%	10.0%	10.2%

North American Distribution

Gross profit for the North American distribution segment decreased 8.9% or $5.1 million and 6.3% or $7.2 million for the quarter and six months ended December 31, 2012, respectively. As a percentage of net sales for the North American distribution segment, our gross profit decreased to 9.5% from 10.1% in the prior quarter and to 9.8% from 10.0% in the prior six month period. The decrease in margin percentage is mainly due to changes in product and customer mix as well as lower vendor programs than the prior year quarter.

International Distribution

In our international distribution segment, gross profit decreased 1.7% or $0.4 million and 7.5% or $3.4 million for the quarter and six months ended December 31, 2012, respectively. As a percentage of net sales for the international distribution segment, our gross profit increased to 11.2% from 10.3% in the prior quarter and decreased slightly to 10.7% from 10.8% in the prior six month period. The increase in the current quarter is primarily due to timing of vendor rebates that were earned during the current quarter. The slight decline in the prior year-to-date period is due to higher inventory reserve expense incurred in the quarter ended September 30, 2012, partially offset by vendor rebates recognized during the current quarter.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2012 and 2011, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Selling, general and administrative expense	$49,393	$48,474	$919	1.9%	6.6%	6.2%
Change in fair value of contingent consideration	533	(722)	1,255	(173.8)%	0.1%	-0.0%
Operating expense	$49,926	$47,752	$2,174	4.6%	6.7%	6.1%

	Six months ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Selling, general and administrative expense	$96,454	$95,043	$1,411	1.5%	6.5%	6.1%
Change in fair value of contingent consideration	1,296	172	1,124	653.5%	0.1%	0.0%
Operating expense	$97,750	$95,215	$2,535	2.7%	6.6%	6.1%

Selling, general and administrative expense ("SG&A") increased 1.9% or $0.9 million and 1.5% or $1.4 million for the quarter and six months ended December 31, 2012, respectively. As a percentage of net sales, SG&A totaled 6.6% and 6.5% for the quarter and six months ended December 31, 2012, respectively, up from the prior year periods. The SG&A percentage increase is primarily the result of $2.1 million in costs associated with the tax compliance and personnel replacement costs in our Belgian office. These costs include severance benefits, as well as tax accruals and professional fees. Additionally, higher bad debt expense, principally in Europe, has contributed to the increase in SG&A percentage, partially offset by decreased employee costs.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other selling, general and administrative expenses. In the current quarter and six month periods, we have recorded fair value adjustment losses of $0.5 million and $1.3 million, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2012 and 2011, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution	$23,259	$26,756	$(3,497)	(13.1)%	4.2%	4.8%
International distribution	1,166	5,331	(4,165)	(78.1)%	0.6%	2.4%
	$24,425	$32,087	$(7,662)	(23.9)%	3.3%	4.1%

	Six months ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
North American distribution	$48,243	$56,030	$(7,787)	(13.9)%	4.4%	4.9%
International distribution	2,397	7,685	(5,288)	(68.8)%	0.6%	1.8%
	$50,640	$63,715	$(13,075)	(20.5)%	3.4%	4.1%

For the North American distribution segment, operating income decreased 13.1% or $3.5 million and 13.9% or $7.8 million from the prior year quarter and six months, respectively. Operating income as a percentage of net sales decreased to 4.2% and 4.4% for the quarter and six months ended December 31, 2012, respectively. The decrease in operating income percentage in North America is primarily due to lower sales volumes, in addition to lower gross margins from changes in product and customer mix.

For the international distribution segment, operating income decreased 78.1% or $4.2 million and 68.8% or $5.3 million from the prior year quarter and six months, respectively. Operating income as a percentage of net sales decreased to 0.6% for both the quarter and six months ended December 31, 2012. The decrease internationally is primarily due to a significant portion of the aforementioned $2.1 million associated with Belgian tax compliance and personnel replacement costs and higher bad debt expense in Europe.

Total Other Expense (Income)

The following table summarizes our total other expense (income) for the quarters and six months ended December 31, 2012 and 2011, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Interest expense	$130	$749	$(619)	(82.6)%	0.0%	0.1%
Interest income	(532)	(1,002)	470	(46.9)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	111	(282)	393	(139.4)%	0.0%	(0.0)%
Other, net	(58)	(92)	34	(37.0)%	(0.0)%	(0.0)%
Total other (income) expense, net	$(349)	$(627)	$278	(44.3)%	(0.0)%	(0.1)%

	Six months ended December 31,				% of Net Sales December 31,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Interest expense	$254	$1,236	$(982)	(79.4)%	0.0%	0.1%
Interest income	(1,166)	(1,452)	286	(19.7)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	183	3,291	(3,108)	(94.4)%	0.0%	0.2%
Other, net	(144)	(134)	(10)	7.5%	(0.0)%	(0.0)%
Total other (income) expense, net	$(873)	$2,941	$(3,814)	(129.7)%	(0.1)%	0.2%

Interest expense reflects interest incurred on borrowings from the Company’s revolving credit facility and other long-term debt borrowings, as well as non-utilization fees. Interest expense for the quarter and six months ended December 31, 2012 was $0.1 million and $0.3 million, respectively. Interest expense is down 82.6% and 79.4% from the prior year quarter and six months, respectively, largely from decreased borrowings on our $300 million revolving credit facility.

Interest income for the quarter and six months ended December 31, 2012 was $0.5 million and $1.2 million, respectively, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash-equivalents. Interest income decreased 46.9% and 19.7% from the prior year quarter and six months, respectively. In September 2011, we transferred $22 million to our Brazilian subsidiary to prefund a portion of the future earn-out payments and finance current operations. With the use of this cash for our annual earn-out payments for the purchase of CDC and short-term working capital needs in Brazil, interest income has declined.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use for speculative transactions.

Net foreign exchange losses for the quarter and six months ended December 31, 2012 totaled $0.1 million and $0.2 million, respectively. Compared to the prior year six months, net foreign exchange loss decreased $3.1 million. In the prior year, we incurred a $2.5 million loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In August 2011, we decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition and finance current operations as mentioned above. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the prior year quarter foreign exchange loss, our Brazilian business incurred significant losses on the remeasurement of U.S. dollar denominated transactions that were not hedged at the time. Subsequently, the Company has been including these exposures in its ongoing hedging activities.

Provision for Income Taxes

For the quarter and six months ended December 31, 2012, income tax expense was $8.4 million and $17.5 million, respectively. The effective tax rate for the same two periods was 34.0%. The effective tax rates in the quarter and six months ended December 31, 2011 were 34.7% and 34.6%, respectively. The decrease in the effective tax rate from the prior year periods is due primarily to a reduction in non-deductible expenses, an increase in non-taxable income as a percentage of total income, and lower expenses from uncertain tax positions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, borrowings under our $300 million revolving credit facility (the "Revolving Credit Facility"), borrowings under our industrial development revenue bond, and borrowings under our European subsidiary’s €6 million line of credit. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volume increases, our working capital needs typically increase, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our working capital needs typically decrease, which, in general, results in increased cash flow from operating activities.

The Company’s cash and cash equivalent balance totaled $31.5 million at December 31, 2012, compared to $29.2 million at June 30, 2012, of which $17.7 million and $18.7 million were held outside of the United States as of December 31, 2012 and June 30, 2012, respectively.

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

As mentioned above, our business model typically yields an inverse relationship between cash flows from operating activities and our sales volumes. Net sales are down $71.6 million from the prior year six month period. On a constant currency basis, net sales are down $37.5 million. As such, cash used in operating activities decreased to an outflow of $10.0 million versus an outflow of $22.7 million in the prior year six months.

Our net investment in working capital has increased to $597.7 million at December 31, 2012 from $533.5 million at June 30, 2012 and remained flat compared to December 31, 2011 at $599.8 million. Net working capital has increased $64.2 million since the prior year end. The increase is largely attributable to decreased accounts payable from the timing of vendor payments funded by our Revolving Credit Facility. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income before non-cash charges, timing of collections from customers, movement of inventory, payments to vendors as well as cash generated or used by other financing and investing activities.

The number of days sales in receivables (DSO) was 56 at December 31, 2012, compared to 56 and 57 days at June 30, 2012 and December 31, 2011, respectively. Inventory turned 5.7 times during the second quarter of fiscal year 2013 versus 5.6 times in the sequential and prior year quarters.

We are in the process of designing and developing a new ERP system with a new global implementation partner. We have incurred approximately $38.0 million on the project from inception through December 31, 2012. Of the total amount incurred, $27.8 million has been capitalized. We believe that the total spend will range from $58 million to $72 million inclusive of litigation costs and expenses. We expect to incur costs and expenses in connection with the implementation beyond 2013. Capital expenditures for this project for the remainder of fiscal 2013 are expected to range from $4 million to $6 million.

Through our wholly-owned subsidiary Partner Services, Inc. (“PSI”) we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. (“Avanade”). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project, and PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's misconduct. Recently, the Company has also engaged a new implementation partner, TCS, to replace Avanade, and the initial phase of the TCS engagement is underway.

Cash used in investing activities for the six months ended December 31, 2012 was $3.2 million, compared to $5.5 million used in the prior year period. Current and prior year investing cash flows are primarily attributable to the investment in our new ERP system.

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

At our option, loans denominated in U.S. dollars under the Revolving Credit Facility, other than swingline loans, shall bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon our ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of December 31, 2012 was 1.00% for LIBOR-based loans and 0.00% for Prime rate-based loans. Additionally, we are assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Revolving Credit Facility are guaranteed by substantially all of our domestic assets as well as certain foreign subsidiaries determined to be material under the Revolving Credit Facility and a pledge of up to 65% of capital stock or other equity interest in each Guarantor. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2012.

For the six months ended December 31, 2012, cash provided by financing activities amounted to $15.0 million, in comparison to $45.3 million in the prior year period. The change in cash provided by financing activities is primarily attributable to less borrowing activity on our Revolving Credit Facility as a result of lower sales volumes.

There was $21.8 million outstanding on our $300 million revolving credit facility as of December 31, 2012. There were no borrowings outstanding as of June 30, 2012. On a gross basis, we borrowed $435.1 million and repaid $413.8 million on our Revolving Credit Facility in the current year-to-date period. In the prior year-to-date period, we borrowed $824.9 million and repaid $754.5 million and additionally paid $1.4 million of debt issuance costs. The average daily balance on the revolving credit facility was $14.1 million and $86.4 million for the six months ended December 31, 2012 and 2011, respectively. There were no standby letters of credits issued and outstanding as of December 31, 2012, leaving $278.2 million available for additional borrowings.

In addition to our Revolving Credit Facility, a subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. Our subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of December 31, 2012 was 1.25%. Additionally, we are assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates related to the €6.0 million line of credit refer to the Leverage Ratio as defined by our $300 million multi-currency senior secured revolving credit facility. There was $0.5 million outstanding balance at December 31, 2012 and $4.3 million at June 30, 2012.

In fiscal year 2011, we acquired all of the shares of CDC Brasil, S.A. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015, based on CDC's annual financial results. As of December 31, 2012, we have $13.1 million recorded for the contingent earnout obligation, of which $5.0 million is classified as current. Future contingent earnout payments will be funded by cash on hand and our Revolving Credit Facility.

On August 1, 2007, we entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at our Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this bond was $5.4 million as of December 31, 2012, and the effective interest rate was 1.06%. The Company was in compliance with all covenants associated with this agreement as of December 31, 2012.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended December 31, 2012 would have resulted in a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At December 31, 2012, the Company had no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At December 31, 2012, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012. During the quarter and six months ended December 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning (“ERP”) systems. In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that has and will continue to result in a diversion of resources from other operations. Recently, we engaged a new implementation partner. The initial phase of the engagement with the new implementation partner is underway. Execution of a new project plan, or a divergence from it once it is finalized, may result in additional cost overruns, project delays or business interruptions. In addition, divergence from the new project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

Any continued disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and potentially for our customers to access our price and product availability information. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

Additional costs, cost overruns and delays with implementation of new ERP system - Significant additional costs, cost overruns and delays in connection with a new implementation partner or the new implementation project plan may adversely affect our business and results of operations.

The implementation of our new ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. We have experienced cost overruns and project delays in connection with the implementation process. Through our wholly-owned subsidiary Partner Services, Inc. (“PSI”) we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. (“Avanade”). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project, and PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's misconduct. Recently, we also engaged a new implementation partner to replace Avanade. The initial phase of the engagement with our new implementation partner is underway. Until the new ERP system is fully implemented, we expect to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations have been and will continue to be adversely affected if we experience operating problems, additional costs, unanticipated litigation costs and expenses, or cost overruns during the ERP implementation process, or if the ERP system and the associated process change significantly.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Letter Agreement, effective as of December 13, 2012, between the Registrant and Richard P. Cleys.*

10.2	Employment Agreement, effective as of December 17, 2012, between the Registrant and Charles A. Mathis.*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of December 31, 2012 and June 30, 2012; (ii) the condensed consolidated income statements for the quarters and six months ended December 31, 2012 and 2011; (iii) the condensed consolidated statements of comprehensive income for the quarters and six months ended December 31, 2012 and 2011; (iv) the condensed consolidated statements of cash flows for the six months ended December 31, 2012 and 2011; and (v) the notes to the condensed consolidated financial statements.**

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

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 1, 2013	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	February 1, 2013	Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 1, 2013	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Letter Agreement, effective as of December 13, 2012, between the Registrant and Richard P. Cleys.*

10.2	Employment Agreement, effective as of December 17, 2012, between the Registrant and Charles A. Mathis.*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of December 31, 2012 and June 30, 2012; (ii) the condensed consolidated income statements for the quarters and six months ended December 31, 2012 and 2011; (iii) the condensed consolidated statements of comprehensive income for the quarters and six months ended December 31, 2012 and 2011; (iv) the condensed consolidated statements of cash flows for the six months ended December 31, 2012 and 2011; and (v) the notes to the condensed consolidated financial statements.**

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