Form 10-Q
period 2013-03-31
SCANSOURCE INC
filed 2013-05-02
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2013

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, no par value per share	27,882,395 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2013

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” “forecasts” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in “Risk Factors” contained in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and our Annual Report on Form 10-K for the year ended June 30, 2012. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995, should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$93,905	$29,173
Accounts receivable, less allowance of $30,996 at March 31, 2013 and $27,349 at June 30, 2012	431,264	470,808
Inventories	407,093	475,479
Prepaid expenses and other current assets	42,041	41,846
Deferred income taxes	14,687	14,624
Total current assets	988,990	1,031,930
Property and equipment, net	49,008	48,785
Goodwill	53,743	53,885
Other non-current assets, including identifiable intangible assets	66,698	67,206
Total assets	$1,158,439	$1,201,806
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$4,268
Accounts payable	325,658	419,683
Accrued expenses and other current liabilities	68,169	67,776
Current portion of contingent consideration	4,524	4,976
Income taxes payable	2,699	1,698
Total current liabilities	401,050	498,401
Deferred income taxes	2,879	—
Long-term debt	5,429	5,429
Long-term portion of contingent consideration	8,797	11,677
Other long-term liabilities	30,372	33,988
Total liabilities	448,527	549,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,872,395 and 27,604,840 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	146,975	139,557
Retained earnings	582,421	534,445
Accumulated other comprehensive income (loss)	(19,484)	(21,691)
Total shareholders’ equity	709,912	652,311
Total liabilities and shareholders’ equity	$1,158,439	$1,201,806

June 30, 2012 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$682,965	$707,883	$2,164,286	$2,260,827
Cost of goods sold	614,133	638,615	1,947,063	2,032,630
Gross profit	68,832	69,268	217,223	228,197
Selling, general and administrative expenses	47,937	46,711	144,392	141,753
Change in fair value of contingent consideration	100	1,072	1,396	1,244
Operating income	20,795	21,485	71,435	85,200
Interest expense	102	254	356	1,490
Interest income	(483)	(780)	(1,648)	(2,233)
Other (income) expense, net	(4)	206	34	3,363
Income before income taxes	21,180	21,805	72,693	82,580
Provision for income taxes	7,202	7,049	24,716	28,077
Net income	$13,978	$14,756	$47,977	$54,503
Per share data:
Weighted-average shares outstanding, basic	27,847	27,489	27,725	27,290
Net income per common share, basic	$0.50	$0.54	$1.73	$2.00

Weighted-average shares outstanding, diluted	28,024	27,926	27,960	27,709
Net income per common share, diluted	$0.50	$0.53	$1.72	$1.97

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$13,978	$14,756	$47,977	$54,503
Unrealized gain on hedged transaction, net of tax	—	—	—	139
Foreign currency translation adjustment	(3,107)	4,965	2,206	(13,325)
Comprehensive income	$10,871	$19,721	$50,183	$41,317

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$47,977	$54,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,863	7,594
Provision for accounts and notes receivable	8,312	4,968
Share-based compensation and restricted stock	4,565	5,515
Deferred income taxes	(4,028)	(5,387)
Excess tax benefits from share-based payment arrangements	(849)	(150)
Change in fair value of contingent consideration	1,396	1,244
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,605	90
Inventories	70,626	(44,859)
Prepaid expenses and other assets	(303)	1,424
Other non-current assets	3,658	(486)
Accounts payable	(94,951)	(297)
Accrued expenses and other liabilities	(2,696)	3,557
Income taxes payable	1,831	(2,648)
Net cash provided by (used in) operating activities	76,006	25,068
Cash flows from investing activities:
Capital expenditures	(4,463)	(10,187)
Net cash provided by (used in) investing activities	(4,463)	(10,187)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	(4,459)	(2,949)
Borrowings on revolving credit	515,262	1,132,968
Repayments on revolving credit	(515,877)	(1,117,312)
Debt issuance costs	—	(1,360)
Repayments on long-term debt	—	(25,000)
Contingent consideration payments	(4,777)	(2,000)
Exercise of stock options	2,231	8,071
Excess tax benefits from share-based payment arrangements	849	150
Net cash provided by (used in) financing activities	(6,771)	(7,432)
Effect of exchange rate changes on cash and cash equivalents	(40)	(1,901)
Increase (decrease) in cash and cash equivalents	64,732	5,548
Cash and cash equivalents at beginning of period	29,173	28,747
Cash and cash equivalents at end of period	$93,905	$34,295

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. and its subsidiaries (the “Company”) is a leading wholesale distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium, respectively. Each segment is managed around its geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcode sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource POS and Barcode, Europe sales unit; and communication products through its ScanSource Communications, Europe sales unit.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2013 and June 30, 2012, the results of operations for the quarters and nine months ended March 31, 2013 and 2012, the statements of comprehensive income for the quarters and nine months ended March 31, 2013 and 2012 and the statements of cash flows for the nine months ended March 31, 2013 and 2012. The results of operations for the quarters and nine months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We have restated the presentation of borrowings and repayments on revolving credit and debt issuance costs in the statements of cash flows for the nine months ended March 31, 2012. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification ("ASC") Topic 230. The correction had no effect on net cash used in financing activities.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter and nine months ended March 31, 2013 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $47.3 million and $48.2 million are included in accounts payable as of March 31, 2013 and June 30, 2012, respectively.

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

Effective for the annual goodwill impairment testing during fiscal 2013, the Company will implement ASU 2011-08, Testing Goodwill for Impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this amendment is not expected to have an impact on the Company's condensed consolidated financial statements.

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

	Quarter ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net Income	$13,978	$14,756	$47,977	$54,503
Denominator:
Weighted-average shares, basic	27,847	27,489	27,725	27,290
Dilutive effect of share-based payments	177	437	235	419
Weighted-average shares, diluted	28,024	27,926	27,960	27,709

Net income per common share, basic	$0.50	$0.54	$1.73	$2.00
Net income per common share, diluted	$0.50	$0.53	$1.72	$1.97

For the quarter and nine months ended March 31, 2013, there were 1,119,940 and 1,097,610 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter and nine months ended March 31, 2012, there were 260,901 and 597,872 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Restructuring Costs

In April 2013, the Company implemented a restructuring plan for its Communications business unit in Europe to support a strategy for profitable growth. In the March 2013 quarter, the Company recorded a liability for expected restructuring costs of $1.2 million related to the termination of employees for workforce reductions. This charge is included in selling, general and administration costs in the accompanying condensed consolidated income statements. The liability, which is recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, is expected to be substantially utilized by the end of fiscal 2013.

(4) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2013	June 30, 2012
	(in thousands)
Foreign currency translation adjustment	$(19,484)	$(21,691)
Accumulated other comprehensive income (loss)	$(19,484)	$(21,691)

(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2013, by reporting segment, are as follows:

	North American Distribution Segment	International Distribution Segment	Total
	(in thousands)
Balance as of June 30, 2012	$20,081	$33,804	$53,885
Foreign currency translation adjustment	—	(142)	(142)
Balance as of March 31, 2013	$20,081	$33,662	$53,743

Included within other non-current assets in the condensed consolidated balance sheets are net identifiable intangible assets of $23.0 million and $27.1 million at March 31, 2013 and June 30, 2012, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, trade names, distributor agreements and debt issue costs.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of March 31, 2013 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates related to the €6.0 million line of credit refer to the Leverage Ratio as defined by the Company's $300 million multi-currency senior secured revolving credit facility. The outstanding balances at March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013	June 30, 2012
	(in thousands)
Short-term borrowings	$—	$4,268

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its primary revolving credit facility. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility (“Revolving Credit Facility”) pursuant to the terms of an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein. The Revolving Credit Facility allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. In fiscal year 2012, the Company incurred $1.4 million in debt issuance costs that were capitalized to other non-current assets, including identifiable intangible assets, on the condensed consolidated balance sheet and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the Revolving Credit Facility.

At the Company's option, loans denominated in U.S. dollars under the Revolving Credit Facility, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of March 31, 2013 was 1.00% for LIBOR-based loans and 0.00% for prime rate-based loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Revolving Credit Facility are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the Revolving Credit Facility. The Company was in compliance with all covenants under the Revolving Credit Facility as of March 31, 2013. There were no outstanding balances at March 31, 2013 and June 30, 2012. Fluctuations in functional currency rates are reflected in the net activity.

The average daily balance during the nine month periods ended March 31, 2013 and 2012 was $12.5 million and $92.8 million, respectively.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of March 31, 2013, the Company was in compliance with all covenants under this bond.

	March 31, 2013	June 30, 2012
	(in thousands)
Industrial Development Revenue Bond, monthly payments of interest only, 1.05% variable interest rate at March 31, 2013	$5,429	$5,429

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

The Company had contracts outstanding with notional amounts of $89.2 million and $62.3 million to exchange foreign currencies as of March 31, 2013 and June 30, 2012, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(2,092)	$(1,666)	$(759)	$2,863
Net foreign currency transactional and re-measurement (gains) losses	2,237	1,386	1,087	708
Net foreign currency (gains) losses	$145	$280	$328	$3,571

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign exchange derivative contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real and other currencies versus the U.S. dollar.

In the prior year, the majority of foreign currency losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, the Company incurred a $2.5 million loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. The Company decided to pre-fund a portion of the contingent earnout payments associated with the acquisition of CDC Brasil, S.A. (“CDC”). This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time the Company entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the prior year quarter foreign exchange loss, the Brazilian business incurred significant losses on the remeasurement of U.S. dollar denominated transactions that were not hedged at the time. Subsequently, the Company has been including these exposures in its ongoing hedging activities.

The Company has the following derivative instruments located on its condensed consolidated balance sheet, utilized for the risk management purposes detailed above:

	As of March 31, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$248
Derivative liabilities:(b)
Foreign exchange contracts	$—	$200

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria). The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$13,822	$13,822	$—	$—
Forward foreign currency exchange contracts	248	—	248	—
Total assets at fair value	$14,070	$13,822	$248	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$13,822	$13,822	$—	$—
Forward foreign currency exchange contracts	200	—	200	—
Liability for contingent consideration, current and non-current portion	13,321	—	—	13,321
Total liabilities at fair value	$27,343	$13,822	$200	$13,321

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

The investments in the deferred compensation plan are held in a rabbi trust and include mutual funds and cash equivalents for payment of non-qualified benefits for certain retired, terminated or active employees. These investments are recorded to prepaid expenses and other current assets or other non-current assets depending on their corresponding, anticipated distributions to recipients, which are reported in accrued expenses and other current liabilities or other long-term liabilities, respectively.

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

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarters and nine months ended March 31, 2013 and 2012:

	Contingent consideration for the quarter ended		Contingent consideration for the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)
Fair value at beginning of period	$13,090	$20,002	$16,653	$23,794
Payments	(61)	(2,000)	(4,777)	(2,000)
Change in fair value of contingent consideration	100	1,072	1,396	1,244
Foreign currency translation adjustment	192	665	49	(3,299)
Fair value at end of period	$13,321	$19,739	$13,321	$19,739

The fair value of the liability for the contingent consideration recognized at March 31, 2013 was $13.3 million of which $4.5 million is classified as current. The fair values of amounts owed are recorded in “current portion of contingent consideration” and “long-term portion of contingent consideration” in the Company’s condensed consolidated balance sheet. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the “change in fair value of contingent consideration” line item on the Company’s condensed consolidated income statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the condensed consolidated income statement contributed losses of $0.1 million and $1.4 million for the quarter and nine months ended March 31, 2013, respectively. The change in the three and nine month periods is largely driven by the recurring amortization of the unrecognized fair value discount and changes in actual results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $18.5 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

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

North American Distribution

The North American distribution segment markets AIDC and POS products through its ScanSource POS and Barcode sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The Company serves more than 14,000 resellers and integrators of technology products in the United States and Canada. No single account represented more than 6% of the Company’s worldwide net sales for the quarters and nine months ended March 31, 2013 or 2012.

International Distribution

The international distribution segment markets AIDC, POS, communications and security products as follows: ScanSource Latin America markets AIDC, POS, communications and security products; ScanSource POS and Barcode, Europe markets AIDC and POS products, while communication products are marketed through its ScanSource Communications, Europe sales unit. The Company serves more than 14,800 resellers and integrators of technology products in Europe and Latin America. Of this segment’s customers, no single account represented more than 1% of the Company’s worldwide net sales during the quarters and nine months ended March 31, 2013 or 2012. Operating income for the international distribution segment in the quarter and nine months ended March 31, 2013 include $1.2 million in restructuring costs, as discussed in Note 3.

Inter-segment sales consist primarily of sales by the North American distribution segment to the international distribution segment. All inter-segment revenues and profits have been eliminated in the accompanying condensed consolidated financial statements. Selected financial information of each reporting segment is presented as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Sales:
North American distribution	$519,502	$541,049	$1,647,115	$1,699,106
International distribution	174,571	178,038	562,093	594,587
Less intersegment sales	(11,108)	(11,204)	(44,922)	(32,866)
	$682,965	$707,883	$2,164,286	$2,260,827
Depreciation and amortization:
North American distribution	$939	$935	$2,908	$2,977
International distribution	1,335	1,819	3,955	4,617
	$2,274	$2,754	$6,863	$7,594
Operating income (loss):
North American distribution	$24,973	$21,471	$73,216	$77,501
International distribution	(4,178)	14	(1,781)	7,699
	$20,795	$21,485	$71,435	$85,200
Capital expenditures:
North American distribution	$975	$3,342	$3,697	$7,670
International distribution	285	1,333	766	2,517
	$1,260	$4,675	$4,463	$10,187

	March 31, 2013	June 30, 2012
	(in thousands)
Assets:
North American distribution	$797,378	$813,889
International distribution	361,061	387,917
	$1,158,439	$1,201,806

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

	March 31, 2013	June 30, 2012
	(in thousands)
Assets
Prepaid expenses and other current assets	$5,569	$3,886
Other non-current assets	$3,196	$5,112
Liabilities
Other current liabilities	$5,569	$3,886
Other long-term liabilities	$3,196	$5,112

The change in these contingent liabilities and receivables from June 30, 2012 is driven by foreign currency translation and the lapse of the statute of limitations on a portion of the contingencies.

(11) Income Taxes

The Company had approximately $1.1 million and $1.3 million of total gross unrecognized tax benefits as of March 31, 2013 and June 30, 2012. Of this total at March 31, 2013, approximately $0.7 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2013, the Company had approximately $1.1 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates and state income taxes.

During the quarter, the Company reviewed and modified its policy toward permanently reinvested foreign earnings.  Prospectively, the Company will provide for U.S. income taxes for the earnings of its Canadian subsidiary.  Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.  The tax effect of this accounting policy change is immaterial to the financial statements.

Recent financial results in Europe have generated pre-tax losses, primarily the result of our European Communications business. To the extent the Europe Communications business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc., together with its subsidiaries (the “Company”), is a leading wholesale distributor of specialty technology products, providing value-added distribution services to resellers in specialty technology markets. The Company distributes approximately 100,000 products worldwide. The Company has two geographic distribution segments: the North American distribution segment serving the United States and Canada from the Southaven, Mississippi distribution center, and an international segment currently serving Latin America and Europe from distribution centers located in Florida, Mexico and Brazil, and in Belgium, respectively. Each segment is managed around its geographic customer and vendor bases and is supported by its centralized infrastructure, such as warehousing and back office operations as appropriate. The North American distribution segment markets automatic identification and data capture (“AIDC”) and point-of-sale (“POS”) products through its ScanSource POS and Barcode sales unit; voice, data, video and converged communications equipment through its Catalyst Telecom sales unit; video conferencing, telephony and communications products through its ScanSource Communications sales unit; and electronic security products and wireless infrastructure products through its ScanSource Security sales unit. The international distribution segment markets AIDC, POS, communications and security products through its ScanSource Latin America sales unit; AIDC and POS products through its ScanSource POS and Barcode, Europe sales unit; and communication products through its ScanSource Communications, Europe sales unit.

The Company was incorporated in South Carolina in December 1992 and is headquartered in Greenville, South Carolina. The Company serves North America from a single, centrally-located distribution center located in Southaven, Mississippi, near the FedEx hub. The single warehouse and management information system form the cornerstone of the Company’s cost-driven operational strategy.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company’s key vendors in its worldwide POS and Barcode sales units include Bematech, Cisco, Datalogic, Datamax-O’Neil, Elo, Epson, Honeywell, Intermec, Motorola, NCR, Toshiba and Zebra Technologies. The Company’s key vendors in its worldwide communications sales units, including Catalyst Telecom, include Aruba, Avaya, Audiocodes, Cisco, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom and ShoreTel. The Company’s key vendors in its security sales units include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card.

Our distribution agreement with Juniper Networks ended in the first quarter of this fiscal year. Accordingly, sales of Juniper products, which were primarily distributed by our Catalyst Telecom sales unit in North America and to a lesser extent by ScanSource Communications Europe, have significantly declined in the nine months ended March 31, 2013 compared to prior periods.

Our Latin America subsidiary is experiencing a significant drop in revenue in Venezuela due to increased country-specific risks. In Venezuela, the Company's transactions are denominated in U.S. dollars, however, our Venezuelan resellers are having difficulties getting U.S. dollars to pay us since the government controls the available U.S. dollars within the country. Hence, we have heightened risk of collectability in this country. At March 31, 2013, the Company held $3.2 million in accounts receivable and $0.7 million in reserves specific to accounts receivable in this country.

The Company announced the restructuring of its Communications business unit in Europe to support a strategy for profitable growth. The new organizational structure will provide focused business unit leadership, as well as dedicated merchandising, sales and technical support teams, at a scale for profitable growth. In addition, the Company will move certain European support functions to centralized global teams in the United States to gain efficiencies.

The annualized cost savings in connection with the restructuring, principally associated with the elimination of positions, are estimated to be approximately $3.1 million. The Company incurred approximately $1.2 million in associated costs, including related severance expenses. These restructuring costs, which were accrued as of March 31, 2013, are included in selling, general and administration costs in the accompanying condensed consolidated income statements. The liability, which is recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, is expected to be substantially utilized by the end of fiscal 2013.

We are developing an Enterprise Resource Planning system (“ERP”) that is intended to be used globally and standardize our processes throughout the world. Through our wholly-owned subsidiary Partner Services, Inc. (“PSI”), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. (“Avanade”). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's misconduct. The Company had engaged a new systems integration partner, Tata Consultancy Services (“TCS”), to replace Avanade.

In March 2013, TCS presented an integrated project plan that included the time and costs to complete the project. This plan indicated that the effort remaining was going to approach the $72 million upper end of our previously-disclosed total project cost range. We are currently evaluating our project plan. In April 2013, we moved a significant number of Company team members who were working on our ERP project back into business roles and are evaluating our alternatives for next steps. During the third quarter 2013, SG&A expenses included $2.3 million in ERP related costs including internal personnel costs. In the fourth quarter we expect to spend less than half of what we spent in the third quarter. We have incurred approximately $41.4 million on the project from inception to date, which includes capital expenditures associated with the project of $28.6 million as of March 31, 2013. Meanwhile, our legacy ERP systems continue to run our business successfully.

We face numerous challenges that require attention and resources. Certain of our business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

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

The following table summarizes annualized return on invested capital ratio for the quarters ended March 31, 2013 and 2012, respectively:

	Quarter ended March 31,
	2013	2012
Return on invested capital ratio, annualized	13.3%	13.5%

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

	Quarter ended March 31,
	2013	2012
	(in thousands)
Reconciliation of EBITDA to net income:
Net income	$13,978	$14,756
Plus: income taxes	7,202	7,049
Plus: interest expense	102	254
Plus: depreciation & amortization	2,274	2,754
EBITDA (numerator)	$23,556	$24,813

	Quarter ended March 31,
	2013	2012
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$696,960	$616,103
Equity – end of the quarter	709,912	642,450
Average equity	703,436	629,277
Average funded debt (a)	15,675	111,247
Invested capital (denominator)	$719,111	$740,524

Return on invested capital (annualized)(b)	13.3%	13.5%

(a)	Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

(b)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 90 and 91 days in the current and prior year quarters, respectively.

Our annualized return on invested capital was 13.3% for the quarter, down from 13.5% in the same quarter of the prior year. The decrease in EBITDA is largely the result of lower sales volumes and an increase in SG&A expenses related to bad debt expenses and the restructuring of our European operations.

Results of Operations

Currency

In this Management Discussion and Analysis, we make references to "constant currency," a non-GAAP performance measure, that excludes the foreign exchange rate impact from fluctuations in the weighted average foreign exchange rates between reporting periods. Certain financial results are adjusted by translating current period results from currencies other than the U.S. dollar using the comparable weighted average foreign exchange rates from the prior year period. This information is provided to view financial results without the impact of fluctuations in foreign currency rates, thereby enhancing comparability between reporting periods.

Net Sales

The following table summarizes our net sales results (net of inter-segment sales) for the quarters and nine months ended March 31, 2013 and 2012, respectively:

	Quarter ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
North American distribution	$508,394	$529,845	$(21,451)	(4.0)%
International distribution	174,571	178,038	(3,467)	(1.9)%
Net sales	$682,965	$707,883	$(24,918)	(3.5)%

	Nine Months ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
North American distribution	$1,602,193	$1,666,240	$(64,047)	(3.8)%
International distribution	562,093	594,587	(32,494)	(5.5)%
Net sales	$2,164,286	$2,260,827	$(96,541)	(4.3)%

North American Distribution

The North American distribution segment consists of net sales to technology resellers in the United States and Canada. For the quarter ended March 31, 2013, net sales decreased $21.5 million or 4.0%. For the nine months ended March 31, 2013, net sales decreased $64.0 million or 3.8%.

The North American distribution segment’s POS and barcode product lines experienced modest growth in sales in the current three and nine month periods compared to the prior year. Meanwhile, the ScanSource Security sales unit had high single digit year-over-year sales growth for the quarter, largely driven by vendors such as Ruckus Wireless and Axis Communications.

The Company has two North American sales units that sell communications products – Catalyst Telecom and ScanSource Communications. The combined net sales of these units decreased by 10.3% from the prior year quarter and 11.1% from the prior year nine month period. These decreases were largely attributable to lower Avaya Enterprise and Juniper sales. Our distribution agreement with Juniper Networks ended in September 2012. These declines however, were partially offset by increased volumes with our wireless communications products with vendors such as Aruba.

International Distribution

The international distribution segment markets POS, AIDC, communications and security products in Latin America and POS, AIDC and communications products in Europe. For the quarter ended March 31, 2013, net sales for this segment decreased by $3.5 million or 1.9% from the prior year quarter. On a constant currency basis, net sales were flat with the prior year quarter. Net sales were down in Europe from the prior year quarter primarily due to the loss of Juniper revenues and weaker deal volume in Germany, both of which affected our Communications business. Meanwhile, Latin America POS & Barcode business unit experienced a decrease in revenues from the prior year driven by difficulties in selling products in Venezuela and Argentina due to economic turmoil in both countries.

For the nine months ended March 31, 2013, net sales decreased by $32.5 million or 5.5%. The sales decrease over the prior year nine month period is primarily driven by foreign currency exchange translation which had a $37.7 million unfavorable impact on our net sales for the period ended March 31, 2013. On a constant currency basis, net sales increased $5.2 million or 1% over the prior year nine month period. Our international segment's growth was driven by contributions from our Brazilian and other Latin American business units.

Gross Profit

The following tables summarize the Company’s gross profit for the quarters and nine months ended March 31, 2013 and 2012, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
North American distribution	$51,340	$50,187	$1,153	2.3%	10.1%	9.5%
International distribution	17,492	19,081	(1,589)	(8.3)%	10.0%	10.7%
Gross profit	$68,832	$69,268	$(436)	(0.6)%	10.1%	9.8%

	Nine Months ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
North American distribution	$158,178	$164,176	$(5,998)	(3.7)%	9.9%	9.9%
International distribution	59,045	64,021	(4,976)	(7.8)%	10.5%	10.8%
Gross profit	$217,223	$228,197	$(10,974)	(4.8)%	10.0%	10.1%

North American Distribution

Gross profit for the North American distribution segment increased 2.3% or $1.2 million and decreased 3.7% or $6.0 million for the quarter and nine months ended March 31, 2013, respectively. As a percentage of net sales for the North American distribution segment, our gross profit increased to 10.1% from 9.5% in the prior year quarter and remained flat at 9.9% compared to the prior nine month period. The increase in margin percentage is primarily due to changes in product and customer mix as well as timing of vendor programs compared to the prior year quarter.

International Distribution

In our international distribution segment, gross profit decreased 8.3% or $1.6 million and 7.8% or $5.0 million for the quarter and nine months ended March 31, 2013, respectively, compared to the prior periods. As a percentage of net sales for the international distribution segment, our gross profit decreased to 10.0% from 10.7% in the prior year quarter and to 10.5% from 10.8% in the prior nine month period. The decline in gross margin is primarily due to weaker demand and competitive pricing pressures.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2013 and 2012, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$47,937	$46,711	$1,226	2.6%	7.0%	6.6%
Change in fair value of contingent consideration	100	1,072	(972)	(90.7)%	0.0%	0.2%
Operating expense	$48,037	$47,783	$254	0.5%	7.0%	6.8%

	Nine Months ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$144,392	$141,753	$2,639	1.9%	6.7%	6.3%
Change in fair value of contingent consideration	1,396	1,244	152	12.2%	0.1%	0.0%
Operating expense	$145,788	$142,997	$2,791	2.0%	6.7%	6.3%

Selling, general and administrative expense (“SG&A”) increased 2.6% or $1.2 million and 1.9% or $2.6 million for the quarter and nine months ended March 31, 2013, respectively. As a percentage of net sales, SG&A totaled 7.0% and 6.7% for the quarter and nine months ended March 31, 2013, respectively, up from the prior nine months ended March 31, 2012. SG&A expenses for the March 2013 quarter included approximately $1.2 million for restructuring costs associated with our Communications business unit in Europe. In addition, SG&A expenses included increases to bad debt reserves, based on our evaluation of collectability of certain balances for Europe Communications and higher country-specific risk reserves in Venezuela. Accordingly, the allowance for bad debts increased to $31.0 million at March 31, 2013 from $29.8 million at December 31, 2012, while accounts receivable declined. The increase compared to the prior year nine months included $2.1 million in costs associated with tax compliance and personnel replacement costs in our Belgium office. These costs include severance benefits, as well as tax accruals and professional fees. These increased costs were partially offset by lower employee costs.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other selling, general and administrative expenses. In the current quarter and nine month periods, we have recorded fair value adjustment losses of $0.1 million and $1.4 million, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount and changes in actual results.

Operating Income (Loss)

The following table summarizes our operating income (loss) for the quarters and nine months ended March 31, 2013 and 2012, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
North American distribution	$24,973	$21,471	$3,502	16.3%	4.9%	4.1%
International distribution	(4,178)	14	(4,192)	(29,942.9)%	(2.4)%	0.0%
	$20,795	$21,485	$(690)	(3.2)%	3.0%	3.0%

	Nine Months ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
North American distribution	$73,216	$77,501	$(4,285)	(5.5)%	4.6%	4.7%
International distribution	(1,781)	7,699	(9,480)	(123.1)%	(0.3)%	1.3%
	$71,435	$85,200	$(13,765)	(16.2)%	3.3%	3.8%

For the North American distribution segment, operating income increased 16.3% or $3.5 million and decreased 5.5% or $4.3 million from the prior year quarter and nine months, respectively. Operating income as a percentage of net sales increased to 4.9% and decreased to 4.6% for the quarter and nine months ended March 31, 2013, respectively. The increase in operating income percentage in North America for the current quarter is primarily due to changes in product and customer mix as well as timing of vendor rebate programs and lower bad debt expenses. The decrease for the current nine month period is due to lower sales volumes .

For the international distribution segment, operating losses totaled $4.2 million and $1.8 million for the quarter and nine months ended March 31, 2013, respectively, compared with operating income for the prior year periods. The decreases internationally are primarily due to the increases in operating expenses described earlier. For the current quarter, decreases are primarily due to margin issues described above, higher bad debt expense and the restructuring charges in the European Communications business as well as lower pricing in certain geographies. Furthermore, the year-to-date operating income was also reduced by costs of $2.1 million for Belgian tax compliance and personnel replacement in the second quarter fiscal 2013.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2013 and 2012, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$102	$254	$(152)	(59.8)%	0.0%	0.0%
Interest income	(483)	(780)	297	(38.1)%	(0.1)%	(0.0)%
Net foreign exchange (gains) losses	145	280	(135)	(48.2)%	0.0%	0.0%
Other, net	(149)	(74)	(75)	101.4%	(0.0)%	(0.0)%
Total other (income) expense, net	$(385)	$(320)	$(65)	20.3%	(0.1)%	0.0%

	Nine Months ended March 31,				% of Net Sales March 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$356	$1,490	$(1,134)	(76.1)%	0.0%	0.0%
Interest income	(1,648)	(2,233)	585	(26.2)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	328	3,571	(3,243)	(90.8)%	0.0%	0.2%
Other, net	(294)	(208)	(86)	41.3%	(0.0)%	(0.0)%
Total other (income) expense, net	$(1,258)	$2,620	$(3,878)	(148.0)%	(0.1)%	0.1%

Interest expense reflects interest incurred on borrowings from the Company’s revolving credit facility and other long-term debt borrowings, as well as non-utilization fees. Interest expense for the quarter and nine months ended March 31, 2013 was $0.1 million and $0.4 million, respectively. Interest expense was down 59.8% and 76.1% from the prior year quarter and nine months, respectively, largely from decreased borrowings on our $300 million Revolving Credit Facility.

Interest income for the quarter and nine months ended March 31, 2013 was $0.5 million and $1.6 million, respectively, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash-equivalents. Interest income decreased 38.1% and 26.2% from the prior year quarter and nine months, respectively. In September 2011, we transferred $22 million to our Brazilian subsidiary to prefund a portion of the future earn-out payments and finance current operations. With the use of this cash for our annual earn-out payments for the purchase of CDC and short-term working capital needs in Brazil, interest income has declined.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange losses and gains are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use for speculative transactions.

Net foreign exchange gains and losses for the quarter and nine months ended March 31, 2013 totaled $0.1 million and $0.3 million, respectively. Compared to the prior year nine months, net foreign exchange loss decreased $3.2 million. In the prior year, we incurred a $2.5 million loss in connection with an unfavorable forward exchange contract to purchase Brazilian reais. In August 2011, we decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition and finance current operations as mentioned above. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the prior year quarter foreign exchange loss, our Brazilian business incurred significant losses on the remeasurement of U.S. dollar denominated transactions that were not hedged at the time. Subsequently, we have been including these exposures in our ongoing hedging activities.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2013, income tax expense was $7.2 million and $24.7 million, respectively. The effective tax rate for the same two periods was 34.0%. The effective tax rates in the quarter and nine months ended March 31, 2012 were 32.3% and 34.0%, respectively. The increase in the effective tax rate from the prior year quarter is due primarily to a cumulative adjustment in the prior year quarter to reduce tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, borrowings under our $300 million revolving credit facility (the “Revolving Credit Facility”), borrowings under our industrial development revenue bond, and borrowings under our European subsidiary’s €6 million line of credit. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volume increases, our working capital needs typically increase, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our working capital needs typically decrease, which, in general, results in increased cash flow from operating activities.

Our cash and cash equivalent balance totaled $93.9 million at March 31, 2013, compared to $29.2 million at June 30, 2012, of which $24.1 million and $18.7 million were held outside of the United States as of March 31, 2013 and June 30, 2012, respectively.

Cash balances are generated and used in many locations throughout the world. Prior to this quarter, management’s intent was to permanently reinvest these funds in our businesses outside the United States to continue to fund growth in our international operations. During the quarter, we reviewed and modified our policy toward permanently reinvested foreign earnings. Prospectively, the Company will provide for U.S. income taxes for the earnings of its Canadian subsidiary.  Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds.

As mentioned above, our business model typically yields an inverse relationship between cash flows from operating activities and our sales volumes. Net sales are down $96.5 million from the prior year nine month period. On a constant currency basis, net sales are down $58.9 million. As a result, cash from operating activities increased to an inflow of $76.0 million versus an inflow of $25.1 million in the prior year nine month period.

Our net investment in working capital has increased to $587.9 million at March 31, 2013 from $533.5 million at June 30, 2012 and increased compared to the March 31, 2012 balance of $567.8 million. Net working capital has increased $54.4 million since the June 30, 2012. The increase is largely attributable to increases in our cash balance generated by lower inventory, lower accounts receivable and payable levels due to lower sales. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income before non-cash charges, timing of collections from customers, increases and decreases to inventory levels, payments to vendors as well as cash generated or used by other financing and investing activities.

The number of days sales in receivables (DSO) was 57 days at March 31, 2013, compared to 56 and 57 days at June 30, 2012 and March 31, 2012, respectively. Inventory turned 5.6 times during the third quarter of fiscal year 2013 versus 5.7 and 5.0 times in the sequential and prior year quarters.

We are developing a new ERP system and have incurred approximately $41.4 million on the project from inception through March 31, 2013. Of the total amount incurred, $28.6 million has been capitalized. We believe that the total spend will range from $58 million to $72 million, though this is currently under review. We expect to incur costs and expenses in connection with the implementation beyond 2013, however, we expect a significant reduction in these costs in the fourth quarter 2013 while our project is under review.

Through our wholly-owned subsidiary Partner Services, Inc. (“PSI”) we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. (“Avanade”). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project, and PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's misconduct. The Company had engaged a new systems integration partner, TCS, to replace Avanade. In March 2013, TCS presented an integrated project plan that included the time and costs to complete the project. This plan indicated that the effort remaining was going to approach the $72 million upper end of our previously-disclosed total project cost range. We are currently evaluating our project plan. In April 2013, we moved a significant number of Company team members who were working on our ERP project back into business roles and are evaluating our alternatives for next steps. During the third quarter 2013, SG&A expenses included $2.3 million in ERP related costs including internal personnel costs. In the fourth quarter we expect to spend less than half of what we spent in the third quarter. Meanwhile, our legacy ERP systems continue to run our business successfully.

Cash used in investing activities for the nine months ended March 31, 2013 was $4.5 million, compared to $10.2 million used in the prior year period. Current and prior year investing cash flows are primarily attributable to the investment in our new ERP system.

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

At our option, loans denominated in U.S. dollars under the Revolving Credit Facility, other than swingline loans, shall bear interest at a rate equal to a spread over the London Interbank Offered Rate (“LIBOR”) or prime rate depending upon our ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), for the most recently completed four quarters (the “Leverage Ratio”). The Leverage Ratio excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for prime rate-based loans. The spread in effect as of March 31, 2013 was 1.00% for LIBOR-based loans and 0.00% for Prime rate-based loans. Additionally, we are assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Revolving Credit Facility are guaranteed by substantially all of our domestic assets as well as certain foreign subsidiaries determined to be material under the Revolving Credit Facility and a pledge of up to 65% of capital stock or other equity interest in each Guarantor. We were in compliance with all covenants under the Revolving Credit Facility as of March 31, 2013.

For the nine months ended March 31, 2013, cash used in financing activities amounted to $6.8 million, in comparison to $7.4 million in the prior year period. The change in cash used in financing activities is primarily attributable to less borrowing activity on our Revolving Credit Facility as a result of lower sales volumes and the prior year repayment of our $25.0 million unsecured note payable.

There were no outstanding borrowings on our $300 million revolving credit facility as of March 31, 2013 and June 30, 2012. On a gross basis, we borrowed $515.3 million and repaid $515.9 million on our Revolving Credit Facility in the nine months ended March 31, 2013. In the prior year-to-date period, we borrowed $1,133.0 million and repaid $1,117.3 million and additionally paid $1.4 million of debt issuance costs. The average daily balance on the Revolving Credit Facility was $12.5 million and $92.8 million for the nine months ended March 31, 2013 and 2012, respectively. There were no standby letters of credits issued and outstanding as of March 31, 2013, leaving $300 million available for additional borrowings.

In addition to our Revolving Credit Facility, a subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. Our subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of March 31, 2013 was 1.25%. Additionally, we are assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates related to the €6.0 million line of credit refer to the Leverage Ratio as defined by our Revolving Credit Facility. There was no outstanding balance at March 31, 2013 and $4.3 million was outstanding at June 30, 2012.

In fiscal year 2011, we acquired all of the shares of CDC Brasil, S.A. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015, based on CDC's annual financial results. As of March 31, 2013, we have $13.3 million recorded for the contingent earnout obligation, of which $4.5 million is classified as current. Future contingent earnout payments will be funded by cash on hand and our Revolving Credit Facility.

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

Accounting Standards Recently Issued

Effective for interim and annual reporting periods for fiscal 2013, we have implemented ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity or in a separate footnote and requires companies to present all non-owner changes in shareholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are presenting a separate condensed consolidated statement of comprehensive income.

Effective for the annual goodwill impairment testing during fiscal 2013, the Company will implement ASU 2011-08, Testing Goodwill for Impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this amendment is not expected to have an impact on the Company's condensed consolidated financial statements.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows companies to first assess qualitative factors of impairment of all indefinite-lived intangible assets, similar to the provisions in ASU 2011-08. The amendment becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company has elected early adoption for this amendment. The adoption of this amendment did not have an impact on the Company's condensed consolidated financial statements.

There are currently no new accounting standards that have been issued that are expected to have a significant impact on our financial position, results of operations and cash flows upon adoption.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2012 for a complete listing of our significant accounting policies.

Goodwill

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 7 of the Company's 2012 Annual Report on Form 10-K under Critical Accounting Policies, we performed our annual goodwill impairment test for the Brazilian reporting unit as of June 30, 2012 and found that the fair value of the reporting unit exceeded its carrying value by 7%.

We monitor results of this business on a quarterly basis, as missing estimated expectations or changes to the projected future results of this operation could result in a future impairment of goodwill for this reporting entity.  The business missed its projected results by a wider margin than expected during the March 31, 2013 quarter, however, based on current projected future results, we do not believe there is a more likely than not expectation that a goodwill impairment exists. The goodwill associated with the Brazilian testing unit as of March 31, 2013 is $19.9 million.

Recent financial results in Europe have generated pre-tax losses, primarily the result of our Europe Communications business. The overall European results as a goodwill testing unit could generate an impairment if this business unit continues to miss projected results. The goodwill associated with the European goodwill testing unit as of March 31, 2013 is $9.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt will vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended March 31, 2013 would have resulted in a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At March 31, 2013, the Company had no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At March 31, 2013, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Principal Accounting Officer (“PAO”) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013. During the quarter and nine months ended March 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has updated the following risk factors to take into account recent developments relating to the Company's ongoing ERP project as well as changes governing international trade regulations and enhanced disclosure obligations that are generally applicable to all public companies with international operations.

In addition to the risk factors discussed below and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year-ended June 30, 2012 and discussed in Part II, Item 1A. . “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Systems and the transition to a new Enterprise Resource Planning System - Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or a new ERP system could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning (“ERP”) systems. In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of developing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that has and will continue to result in a diversion of resources from other operations. We had engaged a new systems integration partner, Tata Consultancy Services (“TCS”). In March 2013, TCS presented an integrated project plan that included the time and costs to complete the project. This plan indicated that the effort remaining was going to approach the $72 million upper end of our previously-disclosed total project cost range. We are currently evaluating our project plan. In April 2013, we moved a significant number of Company team members who were working on our ERP project back into business roles and are evaluating our alternatives for next steps. These actions will reduce our ERP costs for the fourth quarter. Meanwhile, our legacy ERP systems continue to run our business successfully.

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

Additional costs, cost overruns and delays with a new ERP system - Significant additional costs, cost overruns and delays in connection with a new partner or a new project plan may adversely affect our business and results of operations.

Our new ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. We have experienced cost overruns and project delays in connection with the process. Through our wholly-owned subsidiary Partner Services, Inc. (“PSI”) we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. (“Avanade”). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project, and PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's misconduct. We are currently evaluating our current project plan. Until the new ERP system is fully implemented, we expect to incur additional expenses and capital expenditures to develop and test the system. There can be no assurance that other issues relating to the new ERP system will not occur. Our business and results of operations have been and will continue to be adversely affected if we experience operating problems, additional costs, unanticipated litigation costs and expenses, or cost overruns during the ERP process. To the extent that the ERP project can not be completed in a timely and cost efficient manner, or there are significant problems with the transition to a new ERP system, the asset may be impaired. The capitalized balance as of March 31, 2013 was $28.6 million.

International operations - Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically.

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

•
Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions for our business activities outside the U.S., the violation of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers;

•	Potential regulatory changes, including foreign environmental restrictions; and

•	Different general economic conditions.

The potential criminal penalties for violations of export regulations and anti-corruption laws, particularly the U.S. Foreign Corrupt Practices Act, data privacy laws and environmental laws and regulations in many jurisdictions, create heightened risks for our international operations. In the event that a governing regulatory body determined that we have violated applicable export regulations or anti-corruption laws, we could be fined significant sums, incur sizable legal defense costs and/or our export capabilities could be restricted, which could have a material and adverse effect on our business and reputation.

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

In addition, in foreign markets we are more dependent upon third party providers of key services, such as third party freight forwarders and third party warehouses in Europe and Latin America. We also rely on third party legal advisors to provide guidance on trade compliance issues and information systems providers to provide services related to denied party screening. Adverse changes in any of these third party services could have an adverse effect on our business, financial condition, and results of operations. As we expand our international operations, we expect these risks to increase.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012; (ii) the condensed consolidated income statements for the quarters and nine months ended March 31, 2013 and 2012; (iii) the condensed consolidated statements of comprehensive income for the quarters and nine months ended March 31, 2013 and 2012; (iv) the condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012; and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 2, 2013	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	May 2, 2013	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 2, 2013	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012; (ii) the condensed consolidated income statements for the quarters and nine months ended March 31, 2013 and 2012; (iii) the condensed consolidated statements of comprehensive income for the quarters and nine months ended March 31, 2013 and 2012; (iv) the condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012; and (v) the notes to the condensed consolidated financial statements.