Form 10-K
period 2013-06-30
SCANSOURCE INC
filed 2013-08-26
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2012 was $875,555,530, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2013
Common Stock, no par value per share	28,070,326 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by referenced into Part III of this report certain portions of its proxy statement for its 2013 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2013.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in "Risk Factors." The forward-looking information we have provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

ITEM 1.    Business.

ScanSource, Inc. was incorporated in South Carolina in 1992 and is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode, Physical Security, and Communications.

The Company operates in North America, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America, principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

Business Segments

Historically, the Company's reporting units coincided with its geographic operating segments of North America and International. In the fourth quarter of 2013, the Company reorganized its management structure and reporting to globally leverage the Company's leadership in specific technology markets, changing from a geographic focus to a technology focus. As part of this new structure, the Company formed two operating segments with a global technology focus: Worldwide Barcode and Security ("Barcode/Security") and Worldwide Communications and Services ("Communications/Services"). Each segment is managed around its global technology focus and is supported by centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the consolidated financial statements to conform to the new presentation.

Worldwide Barcode & Security Segment

The Barcode/Security distribution segment focuses on automatic identification and data capture (“AIDC”), point-of-sale (“POS”), and electronic physical security technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless infrastructure products.

Worldwide Communications & Services Segment

The Communications/Services distribution segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, including the ScanSource Catalyst business unit in North America, ScanSource Communications business units in North America and Europe, and the ScanSource Services Group business unit in North America. ScanSource Catalyst and ScanSource Communications business units market voice, video conferencing, data networking and converged communications solutions. The ScanSource Services Group business unit delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing.

Products and Markets

The Company currently markets over 100,000 products from approximately 250 hardware and software vendors to approximately 28,000 reseller customers primarily from its centralized distribution centers in Mississippi, Florida, Mexico, Brazil and Belgium.

The Barcode/Security distribution segment focuses on AIDC, POS, and physical security technologies.

•
AIDC technology incorporates the capabilities for electronic identification and data processing without the need for manual input and consists of a wide range of products that include portable data collection terminals, wireless products, bar code label printers and scanners. As AIDC technology has become more pervasive, applications have evolved from traditional uses such as inventory control, materials handling, distribution, shipping and warehouse management to more advanced applications, such as health care.

•
POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail and hospitality environments. POS product lines include computer-based terminals, monitors, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. In addition, ScanSource POS and Barcode business units sell products that attach to the POS network in the store, including kiosks, network access points, routers and digital signage displays.

•
Electronic physical security products include identification, access control, video surveillance and intrusion-related products, and networking. Physical security products are used every day across every vertical market to protect lives, property and information; there is a heavy penetration into schools, municipalities, correctional institutions and retail environments. Physical security products are deployed across both wired and wireless infrastructures and often serve as the backbone of the solution. These technology products require specialized knowledge to deploy effective solutions, and ScanSource Security offers in-depth training and education to its partners to enable them to maintain the appropriate skill levels.

The Communications/Services distribution segment focuses on communications technologies and services.

•
In Communications, voice and data products include private branch exchanges ("PBXs"), key systems, telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, Voice over Internet Protocol ("VoIP") systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems; and data networking products include switches, servers and routers.

•
Through our ScanSource Services Group business unit, we deliver value-added support programs and services, including education and training, customer configuration, marketing services, network assessments, WiFi services, and partnership programs, including our SUMO partner directory. ScanSource Services Group focuses on reducing complexity, building efficiency, and helping our resellers grow their businesses.

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of the amount of the Company’s net sales contributed by product categories.

Industry Overview

The distribution channels for specialty technology products generally consist of manufacturers (also referred to as vendors), wholesale distributors such as ScanSource, resellers and end users. The "sales channel" for specialty technology products typically evolves through a three-stage process: (i) direct sales by manufacturers to end-users; (ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sell only to resellers who, in turn, sell directly to end users. Currently, the wholesale distribution channel for technology products is served by both broad line and specialty distributors. The broad line distributors are engaged primarily in conventional order fulfillment and typically offer their reseller customers less support and fewer value-added services than do specialty distributors. The specialty distributors that compete with ScanSource are generally smaller, both in terms of size and geographic area covered.

Competition among an expanding number of manufacturers typically causes product prices to decrease and product applications to expand, which has resulted in an increasing number of resellers entering the market in order to support a broader base of potential end users. As the number of resellers and end-users has grown, competition among manufacturers and within the reseller channel has intensified. Because many specialty technology manufacturers develop products that represent only one part of a total solution, most products eventually are developed to provide interoperability among products from multiple manufacturers. As a result of interoperability, a variety of manufacturers' products are typically configured together to create a system solution. Therefore, both manufacturers and resellers have become more dependent upon value-added wholesale distributors, such as ScanSource, for the aggregation of products and reseller support services, as well as the organization and maintenance of an efficient market structure.
In addition, manufacturers that face declining product prices and rising costs of direct sales increasingly rely upon value-added wholesale distributors by outsourcing certain support functions, such as product assortment, delivery, inventory management, technical assistance and marketing. At the same time, shortened product life cycles and the introduction of new products and applications have caused resellers increasingly to rely on wholesale distributors for various inventory management, financing, technical support and related functions. The Company believes that, as the reseller market grows and becomes more fragmented, and as specialty technology products continue to transition to open systems, the wholesale distribution channel in which the Company operates will become increasingly more important.

Vendors

The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Datamax-O'Neil, Elo, Epson, Honeywell, Intermec, Motorola, NCR, Toshiba Global Commerce Solutions and Zebra Technologies. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card.

The Company's key vendors in communications technologies include Aruba, Avaya, AudioCodes, Cisco, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom, Shoretel and Sonus.

The Company's products are typically purchased directly from the manufacturer on a non-exclusive basis. The Company's agreements with its vendors generally do not restrict the Company from selling similar or comparable products manufactured by competitors. The Company has the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

The Company has approximately 250 hardware and software vendors that currently supply its products. Of all of the Company's vendors, only two, Motorola and Avaya, each constituted more than 10% of the Company's net sales.

The Company has two non-exclusive distribution agreements with Motorola. One agreement covers sales of Motorola hardware and software products in North and South America, and another agreement covers sales of Motorola hardware and software products in Europe, the Middle East and Africa ("EMEA"). The Motorola agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days notice to the other party for North and South America and for EMEA.

The Company also has two non-exclusive distribution agreements with Avaya. One agreement covers the distribution of Avaya products in the United States and Latin America, and the other agreement covers distribution of Avaya products in the United Kingdom and certain portions of continental Europe. The Company's Avaya agreements each have a one year term that automatically renews for additional one year terms. These agreements may be terminated upon providing notice to the other party of 180 days for the US and Latin America agreement and 90 days for the European agreement.

In addition to the Motorola and Avaya agreements mentioned above, the Company has written distribution agreements with almost all of its vendors. These agreements are in the form that the Company believes are customarily used by manufacturers and distributors. The Company's agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements, including those with Motorola and Avaya, typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor's price reductions. Along with the Company's inventory management policies and practices, these provisions are designed to reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

Some of the Company's distribution agreements contain minimum purchase requirements that the Company must meet in order to receive preferential prices. The Company participates in various rebate, cash discount and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendor's products. These rebates and purchase discounts are generally influenced by sales volumes and are subject to change.

The Company's distribution agreements are generally short term, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days notice. The Company's vendors generally warrant the products the Company distributes and allow returns of defective products, including those returned to the Company by its customers. The Company generally does not independently warrant the products it distributes; however, local laws may in some cases impose warranty obligations on the Company.

The Company’s merchandising departments recruit vendors and manage important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training, monitoring of rebate programs, and various contract terms and conditions.

Customers

The Company’s reseller customers currently include approximately 28,000 active value-added reseller ("VAR") accounts located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 6% of the Company’s total net sales for the fiscal year ended June 30, 2013. The Company generally targets two types of reseller customers: specialty technology VARs and Information Technology ("IT") system integrators.

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

IT System Integrators

These resellers develop computer and networking solutions for their end-users’ IT needs. They typically have well-established relationships with end-user decision makers and are seeking additional revenue and profit opportunities in technology markets, such as AIDC, POS, physical security or communications.

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

Increasingly, customers rely upon the Company’s electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. Through the Company’s websites, most customers can gain remote access to the Company’s information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain United Parcel Service ("UPS") and Federal Express ("FedEx") package tracking numbers from this site.

Marketing

The Company provides a range of marketing services, including cooperative advertising with vendors through trade publications and direct mail, product catalogs for each of the North American, European and Latin American markets, periodic newsletters, management of sales leads, trade shows with hardware and software companies and vendors and sales promotions. In addition, the Company organizes and operates its own web seminars and works closely with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and, through its ScanSource Services Group, for resellers.

Value-Added Services

We differentiate ourselves by providing our resellers and our vendors an array of value-added services and business tools, including logistics, financial services, product configuration tools, sales expertise and technical support. These services allow our customers to gain knowledge on marketing, to gain expertise in selling and negotiation, to grow their business profitably, and to be more cost effective in their business. These services allow our vendors to recognize cost savings in their business, to improve their market presence, and to reduce variation in their business. Our business is based upon our abilities and our willingness to provide the extra service that keeps both our vendors and our customers coming back. In addition, our ScanSource Services Group ("SSG") assists resellers in providing more complete solutions and improving customer service. The mission of SSG is to provide our partners with the best and most cost-effective tools that will help accelerate business growth. Through our professional services, integration, custom configuration, marketing, education and training programs and partnership services, SSG improves efficiency, productivity, quality control, and profitability of our business partners. Since partners can leverage our expertise to complement or expand their reach, SSG is positioned to create opportunities, extend resources and increase profit for our partners.

Operations

Information Systems

The Company’s information systems are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information systems for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company’s warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company’s information systems. The customer service and technical support departments employ the system for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

Central Warehouse and Shipping

We operate a 600,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. Our European operation utilizes a third party warehouse located in Liege, Belgium that services all of Europe. Warehouses for our Latin American operations are located in Florida, Mexico and Brazil. Our centralized distribution model creates several advantages, including: (i) a reduced amount of "safety stock" inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. Our objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

Financial Services

Our sales terms are competitive within our specific geographic areas for qualified resellers and facilitate various third-party financing options which include leasing, flooring and other secured financing. We believe this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

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

Our competitors include regional and national wholesale distributors, as well as hardware manufacturers (including most of the Company’s vendors) that sell directly to resellers and to end users. In addition, our competitors include master resellers that sell to franchisees, third party dealers and end users. Certain current and potential competitors have greater financial, technical, marketing and other resources than the Company has and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units over the last several years as broad line and other value added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and/or loss of market share.

In our Barcode/Security segment, we compete with broad-line distributors, such as Avnet, Ingram Micro, Synnex, and Tech Data in all geographic areas, and more specialized security distributors, such as ADI, Anixter and Tri-Ed. Additionally, the Company also competes against other smaller, more specialized AIDC and POS distributors, such as Azerty, BlueStar, BP Solutions, Prime Interway Do Brasil and Nimax. In our Communications/Services segment, the Company competes against other broad-line distributors, such as Avnet, Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne, NETXUSA and Westcon. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

Employees

As of June 30, 2013, we had approximately 1,400 employees located in North America, Latin America and Europe. The Company has no organized labor or trade unions in the United States. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trade names and service marks "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Security," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource Mexico," and "ScanSource Brasil."

The Company has been issued registrations for the service marks "ScanSource," "Catalyst Telecom," and "NetPoint" in countries in its principal markets. Additionally, we have applied to register "ScanSource Catalyst" as a trademark which is pending. These trade names and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trade names or service marks. The Company also sells products and provides services under various trade names and service marks to which reference is made in this report that are the property of owners other than the Company.

Additional Information

The Company’s principal internet address is www.scansourceinc.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this annual report. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, free of charge on www.scansourceinc.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

ITEM 1A.	Risk Factors.

The following are certain risk factors that could affect our business, financial position and results of operations. These risks should be considered in connection with evaluating the forward looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward looking statements or from our historical performance. Additionally, there are other risks that we may not describe, because we currently do not perceive them to be material or because they are presently unknown, which could impact us. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

IT Systems and the transition to a new Enterprise Resource Planning System - Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or a new ERP system could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning ("ERP") systems. In order to continue support of our growth, we are making significant technological upgrades to our information systems. We have been in the process of developing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that has and will continue to result in a diversion of resources from other operations. During the last six months, management has been assessing the ERP project and the amount of work yet to be done. In April 2013, we moved a significant number of Company team members who were working on our ERP project back into business roles and are evaluating our alternatives for next steps. Meanwhile, our legacy ERP systems continue to run our business successfully.

Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and potentially our customers' ability to access our price and product availability information or place orders. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition, may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

In addition, the information systems of companies we acquire may not be sufficient to meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs, and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our financial results and operations.

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

Additional costs, cost overruns and delays with a new ERP system - Our business and results of operations have been and will continue to be adversely affected if we experience significant additional costs, cost overruns and delays in connection with a new partner or a new project plan.

Our new ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. We have experienced cost overruns and project delays in connection with the process. Through our wholly-owned subsidiary Partner Services, Inc. ("PSI") we filed a lawsuit in the U.S. District Court in Atlanta, Georgia on January 2, 2013 against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its misconduct and performance failures on the ERP development project, and PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's alleged misconduct. Since that time, the Company has been looking for alternative project solutions, and until the new ERP system is fully implemented, we expect to incur additional expenses and capital expenditures to develop and test the system. There can be no assurance that other issues relating to the new ERP system will not occur. Our business and results of operations have been and will continue to be adversely affected if we experience operating problems, additional costs, unanticipated litigation costs and expenses, or cost overruns during the ERP process. To the extent that the ERP project cannot be completed in a timely and cost efficient manner, or there are significant problems with the transition to a new ERP system, our business, results of operation and financial results could experience a material adverse affect. In the fourth quarter of fiscal year 2013, the Company chose not to proceed with Microsoft Dynamics AX. The capitalized balance of the new ERP system, as of June 30, 2013 was $0.6 million after taking a $28.2 million impairment charge as of June 30, 2013. The remaining balance, consisting of usable software, is expected to be placed in service.

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

•
Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions for our business activities outside the United States, the violation of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers;

•
Natural disasters, power shortages, telecommunication failures, water shortages, fires, medical epidemics or pandemics, and other manmade or natural disasters or business interruptions in a region or specific country;

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

In addition, in foreign markets we are more dependent upon third party providers of key services, such as third party freight forwarders and third party warehouses in Europe and Latin America. We also rely on third party legal advisors to provide guidance on trade compliance issues and information systems providers to provide services related to denied party screening. Adverse changes in any of these third party services could have an adverse effect on our business, financial condition or results of operations. As we expand our international operations, we expect these risks to increase.

Brazilian operations - We face special political, economic and regulatory risks by doing business in Brazil and other South American countries, which could materially and adversely affect our financial condition and results of operations.

As a result of our April 2011 acquisition of all of the shares of CDC Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC' or "ScanSource Brasil"), we have substantial operations in Brazil and face risks related to that country's complex tax, labor, trade compliance and consumer protection laws and regulations. We may now have exposure to the complex tax structure in Brazil, where we have noted that several other companies have had issues with Brazilian tax authorities that have impacted earnings. Additionally, developing markets such as Brazil have greater political volatility, greater vulnerability to infrastructure and labor disruptions, are more likely than developed economies, to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, doing business in Brazil poses additional challenges such as finding qualified employees, underdeveloped infrastructure, identifying and retaining qualified suppliers and service providers among other risks. Any of these factors could adversely affect our financial condition and results of operations. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets such as Brazil is increasing as our competitors grow their global operations. Our success in integrating CDC's operations is critical to our growth strategy. If we cannot successfully increase our business in Brazil, our product sales, financial condition and results of operations could be materially and adversely affected.

Our operations also expose us to risks related to South America more generally and we are dependent on the general state of the South American economy. We cannot assure you that favorable economic, political, and other business conditions will exist in the future. A general economic recession in the region or any volatility or uncertainty related to the conditions to do business in the region could materially and adversely affect our financial condition and results of operations.

Foreign Currency Exchange - Conducting business in foreign countries exposes us to the risk of adverse movements in currency exchange rates.

Our company conducts business in the United States, Brazil, Canada, Mexico, Europe and Latin American countries, which exposes our business to fluctuations in currency exchange rates. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, British pound, Mexican peso and the Brazilian real may also negatively impact our customer pricing and operating results. While we manage our short-term exposure to fluctuations in the value of currencies using various derivatives or other financial instruments, such attempts to mitigate these risks are costly and not always successful. Our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. Developing economies, such as Brazil, could have sudden and drastic changes in foreign exchange rates compared to others. The uncertainty of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro and other European currencies to fluctuate. Currency variations also contribute to variations in sales of products in impacted jurisdictions. Thus, the volatility in exchange rates can have tremendous impact on our customer's ability to purchase our products.

In addition, the value of our equity investment in foreign subsidiaries may fluctuate based on changes in foreign currency exchange rates. These fluctuations may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we initially invested. We are unable to predict the impact of future exchange rate fluctuations on our business, financial position or operating results.

Acquisitions - Our growth strategy includes potential acquisitions of companies that complement or expand our existing business. Acquisitions involve a number of risks and uncertainties.

We have and expect to continue to acquire companies that complement or expand our business in the United States or internationally. This expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there are no assurances that we will be able to manage it effectively. Our personnel, systems, procedures, and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our growth opportunities could damage our reputation, limit our future growth, negatively affect our operating results, and harm our business.

Acquisitions may involve significant risks and uncertainties, including the following: distraction of management's attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the acquisition; difficulty in the integration of acquired businesses, including new employees, business systems and technology; inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services; exposure to new regulations; and issues not discovered in our due diligence process, such as unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Also, we may be unable to retain or replace key employees of our acquired companies. Our operations may be adversely impacted by an acquisition that is not suited for us, is improperly executed, or substantially increases our debt. Any of these factors could adversely affect our operating results or financial condition. Moreover, future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets, or impairment of goodwill. Acquisitions could also result in a dilutive impact to our earnings. No assurances can be given that we will be able to dispose of business units on favorable terms or without significant costs, nor can there be any assurance future acquisitions will not result in future impairment charges.

Global economic instability - Current world-wide economic conditions and market disruptions may adversely affect our business, pricing strategy and results of operations.

The results of our business are subject to the effects of global economic conditions. The slow recovery from the recent economic downturn and the continued uncertainty regarding the future health of the global economy may adversely affect revenues, margins, earnings and growth rates. High levels of unemployment and reduced consumer confidence in various markets we have operations in, can affect both our company directly and indirectly by affecting other companies that we do business with.

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

Global economic downturn and instability may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. Tightening of credit in financial markets and general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. This can result in a decrease in or cancellation of orders for our products and services, negatively impact our ability to collect our accounts receivable on a timely basis, result in additional reserves for uncollectible accounts receivable being required and lead to elevated levels of obsolete inventory. Deterioration in financial and credit markets heightens the risk of customer bankruptcies and delays in payments. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, British pound, Mexican Peso and the Brazilian real may also negatively impact our customer pricing and operating results.

We continue to be unable to predict any duration of any economic downturn and disruption in financial markets or their effects on our business, financial position or results of operations.

People - The departure, transition or replacement of key personnel could significantly impact results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our operating results could be adversely affected by increased competition for employees, higher employee turnover, or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions. The reorganization is expected to provide improved management of our operations and improved succession planning within our organization.

Many of our employees work in small teams to provide specific services to vendors and customers. They are trained to develop their knowledge of vendor products, programs and practices and customer business needs, as well as to enhance the skills required to provide exceptional service and to manage our business. As they gain experience and develop their knowledge and skills, our employees become highly desired by other businesses. Therefore, to retain our employees, we have to provide a satisfying work environment and competitive compensation and benefits. If our costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

Our continued growth is also dependent, in part, on the skills, experience and efforts of our senior management, including but not limited to, Michael Baur, our Chief Executive Officer. We may not be successful in retaining the members of our senior management team or our other key employees. While we have entered into employment agreements with key executives and have obtained a key person life insurance policy on our CEO's life, the loss of the services of Mr. Baur or any member of our senior management team could also have an adverse effect on our business, financial condition and results of operations. Our recent executive management reorganization, along with other departures, retirement announcements and promotions of senior management have resulted in the transition of many management positions within our company. The process of identifying management successors creates uncertainty and could become a distraction to our senior management and the Board. We may not be successful in attracting qualified candidates to replace key positions when necessary. As a result, the transition process and the identification and recruitment of candidates to fill senior management positions may be disruptive to our business or operations.

Our recent changes to our worldwide management and business reporting structure may not prove effective.

We recently announced a new worldwide management structure, as well as changes to the way our business units will report. We are now organized to report our business by product segments rather than geographic regions. The new structure includes two technology segments. The two segments are Worldwide Barcode and Security, which includes the ScanSource POS and Barcode and ScanSource Security business units and Worldwide Communications and Services, which encompasses ScanSource Catalyst, ScanSource Communications and ScanSource Services Group. While we believe the changes will enhance our value-added technology focus, we cannot guarantee that the reorganization will be effective or successful. The new worldwide management structure creates new leadership roles and reporting segments with the expectation that such changes will globally leverage our leadership in specific technology markets, however, the management efficiencies and other benefits expected with the reorganization may never be realized and the reorganization could otherwise have a material adverse effect on our business, financial position or operating results.

Vendor relationships - Terminations of a distribution or services agreement or a significant change in supplier terms, authorizations, or lack of product availability, or conditions of sale could negatively affect our operating margins, revenues or the level of capital required to fund our operations.

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

We receive purchase discounts and rebates from some vendors based on various factors, including goals for quantitative and qualitative sales or purchase volume and customer related metrics. Certain purchase discounts and rebates may affect gross margins. Many purchase discounts from vendors are based on percentage increases in sales of products. Our operating results could be negatively impacted if these rebates or discounts are reduced or eliminated or if our vendors significantly increase the complexity of their refund procedures and thus costs for us to receive such rebates.

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our manufacturers have experienced product supply shortages from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. We cannot provide any assurances that vendors will be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis.

In addition, vendors who currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these vendors, which could have an adverse impact on our operating results. Our reputation, sales and profitability may suffer if vendors are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or a product lines.

Customer relationships - We operate in a highly competitive environment and good customer relations are critical to our success. There can be no assurance that we will be able to retain and expand our customer relationships or acquire new customers.

Meeting our customers' needs quickly and fairly is critical to our business success. Our transactions with our customers are generally performed on a purchase order basis rather than under long term supply agreements. Our customers generally do not have an obligation to purchase from us. Therefore, our customers can readily choose to purchase from other distributors. From time to time, we experience shortages in availability of some products from vendors, and this impacts our customers' decisions regarding whether to make purchases from us. Anything that negatively impacts our customer relations also can negatively impact our operating results. Accordingly, our sales can vary as a result of fluctuations in pricing, product availability, purchasing patterns of end-users and general competitive and economic conditions.

Credit exposure - We have credit exposure to our reseller customers. Any adverse trends in their businesses could cause us to suffer credit losses.

We have credit exposure to our reseller customers and negative trends in their businesses could increase our credit risk. As is customary in our industry, we extend credit to our reseller customers, and most of our sales are on open accounts. We may be unable to collect on receivables if our reseller customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.

While we evaluate our resellers' qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses in excess of historical levels would negatively impact our performance. In addition, for financial reporting purposes, we estimate future credit losses and establish an appropriate reserve. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. There is no guarantee that our operating expenses will not increase as a result of the recognition of bad debt expense from our reseller customers. If there is a substantial deterioration in the collectability of our receivables or if we are unable to collect under existing credit insurance policies, or we fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.

In addition, extending credit to international customers creates additional risks. It is often more difficult to evaluate credit of a customer or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. As a result of these factors and other challenges in extending credit to international customers, we generally face greater credit risk from sales internationally compared to domestic sales.

Centralized functions - We have centralized a number of functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations could have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products in North America from a single warehouse near Memphis, Tennessee (with corresponding arrangements for our Latin American and European markets). Similarly, for the primary business operations, we utilize a single information system based in Greenville, South Carolina for our North American and European operations, while our Latin American operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions could significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

Although we have business interruption insurance, not all losses are covered, and an uninsured loss from electrical or telephone failure, fire or other casualty, water damage, theft, or other disruption could have an adverse effect on our business, financial condition or results of operations. In addition, there are limits on all of our insurance coverage, and it is possible that losses might exceed that coverage.

Inventory - The value of our inventory may be adversely affected by market and other factors.

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers or by technological changes affecting the usefulness or desirability of our products or by foreign currency fluctuations. The electronic components and computer products industries are subject to rapid technological change, new and enhanced products, changes in customer needs and changes in industry standards, which can contribute to a decline in value or obsolescence of inventory. Under the terms of most of our vendor agreements and the policy of most manufacturers of specialty technology products, we have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items. However, these protections are limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these industry practices are sometimes not reflected in vendor agreements and their application in a particular situation is dependent upon negotiations between our vendors and us. As a result, from time-to-time we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition or results of operations.

Also, we may have to write-down our inventory due to water damage, theft or other factors that may decrease our number of merchantable products.

Should we experience an economic downturn, it is possible that prices may decline due to an oversupply of product, and therefore, there may be a greater risk of declines in inventory value. In addition, our vendors may become insolvent and unable to fulfill their product obligations to us. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technologies could have an adverse effect on our business, financial condition or results of operations.

Narrow profit margins - Our narrow margins significantly impact our operating results.

Our industry is highly competitive and characterized by narrow gross profit and operating profit margins. Because of our narrow margins, fluctuations in sales can have a magnified impact on our overall operating results. We may not be able to reduce our operating expense as a percentage of revenue to mitigate any further reductions in profit margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

Competition - We experience intense competition in all of our markets. Such competition could result in reduced margins and loss of our market share.

The markets that we operate in are highly competitive. We compete on the basis of price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware manufacturers (including most of our vendors) that sell directly to resellers and to end-users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.

As a result of intense price competition in our industry, our gross margins and our operating profit margins have historically been narrow, and we expect them to be narrow in the future. To remain competitive, we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have a negative impact on our financial results. We do not offer any assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the action of our competitors and thereby experience a reduction in our gross margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

Growth strategies - If we fail to effectively manage and implement our organic growth strategies, we may experience a negative effect on our business and financial results.

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

Our ability to successfully manage our growth will require continued enhancement of our operational, managerial and financial resources and controls. Our failure to effectively manage our growth could have an adverse effect on our business, financial condition or results of operations. Additionally, our growth may increase our working capital requirements and as a result, we may require additional equity or debt financing. Such financing may not be available on terms that are favorable to us, if at all.

Liquidity and capital resources - Market factors may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions. Changes in payment terms with either suppliers or customers could increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings, and, to a lesser extent, borrowings under a subsidiary's line of credit to satisfy our capital needs and to finance growth. While we believe that our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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

Terrorist or military operations - Future terrorist or military operations could result in a disruption of our operation or loss of assets in certain markets.

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

Natural disasters and other crises - Exposure to adverse weather conditions or other emergency situations could result in a disruption of our operation or loss of assets in certain markets.

Extreme weather conditions such as floods, hurricanes, tornadoes, earthquakes, or other natural disasters, electrical failures, medical pandemics or epidemics, telecommunication failures, or other similar events may disrupt our ability to distribute products. Any of these events could significantly and adversely affect our operational results. Particularly, these events could materially impact us because our business has centralized business operations and thus any major damage done to one of our facilities could greatly impact our operations. While we may mitigate some of this risk through insurance, we cannot guarantee that our losses will not exceed the value of our policies. Any disruption in business may adversely affect our operations or damage relationships with customers.

Laws and regulations - Changes in tax laws and other laws and regulations may adversely impact us.

We are subject to a wide range of local, state and federal laws and regulations both in the United States and in the other countries in which we operate. While we plan our operations based upon existing and anticipated laws and regulations, we cannot anticipate every change and can have only little, if any, impact on others. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure. We are particularly susceptible to changes in income and other tax laws, laws regulating international trade, and accounting and securities disclosure laws and regulations. To a lesser degree, changes in environmental regulation, including electronic waste recovery legislation, may impact us. In each case, a change in the laws or regulations that we are required to comply with could have an adverse impact on our business operations or financial results.

Violation of any laws, rules, or regulations applicable to our business could result in fines or other actions by regulatory agencies, increased cost of doing business, reduced profits, or restrictions on our ability to conduct business such as our ability to export products or bans on our ability to offer certain services. Additionally, any significant changes, developments, or new interpretations of laws, rules, or regulations applicable to our business will increase our costs of compliance and may further restrict our overseas client base, may require significant management and other resources to respond appropriately, and may harm our operating results.

Cyber security risk - Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers' or our business partners' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of service providers or business partners may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. Experienced computer programmers and hackers may be able to penetrate our network security, or that of our third party service provider, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

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

We are subject to regulations relating to customer privacy and the protection of personal information. Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

Internal control over financial reporting - The internal control structure we have in place over our financial reporting may not be effective in detecting fraud or errors in a timely manner, which could result in a material adverse effect on our business or the market price of our securities.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Moreover, an independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting. If our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

A weakness in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations, or result in material misstatements of our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements resulting in a restatement of financial statements, which could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our share price. Even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. We do not expect our internal control over financial reporting to detect all errors or fraudulent conduct.

Failure to comply with environmental regulations - We are subject to various environmental regulations, and failing to comply with any requirements may adversely affect our business operations or financial results.

We are subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. Compliance with these environmental laws may have a material adverse effect on our business. These laws include the Restriction of Hazardous Substances Directive, ("RoHS"), RoHS Directive 2011/65/EU ("RoHS 2") and the European Union Waste Electrical and Electronic Equipment Directive ("WEEE") as enacted by individual European Union countries and other similar legislation adopted in North America. These directives can make companies involved in the production or distribution of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. In addition, these directives and similar legislation can have an impact on the types and design of products we are able to sell in jurisdictions that have adopted such restrictions. While we strive to ensure we are in compliance with all applicable regulations, certain of these regulations impose strict liability. Additionally, we may be held responsible for the prior activities of entities that we have acquired or will acquire in the future. Failure to comply with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation, which could adversely affect our business, financial position or operating results.

Third party logistics and warehousing providers - We use third party logistics and warehousing providers in certain parts of the world that may expose us to risks or liabilities based on their execution that may adversely affect our business operations or financial results.

In Europe and Brazil, we use third parties to provide warehousing and logistics services in order to provide cost effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us or products from us to our customers for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified timely, which may lead to lack of or poor execution, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could have an adverse impact on our logistical processes. Poor financial condition of these providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations and financial performance.

Third party freight carriers - We are dependent on third parties for the delivery of a majority of our products. Changes in shipping terms or the failure or inability of our third party shippers to perform could have an adverse impact on our business and results of operations.

We are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), could have an adverse effect on our business, financial condition and results of operations. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs. Additionally, deterioration of the financial condition of our carriers could have an adverse impact on our logistical processes and shipping costs. Poor financial condition of our freight carriers could result in delayed responsiveness in their service lead times, which would ultimately affect our responsiveness to our customers. Additionally, if our carriers were to increase our shipping costs, it may adversely affect our financial results if we are unable to pass on these higher costs to our customers.

Fair value measurement of contingent consideration, goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

The acquisition of CDC was structured having an upfront payment with five annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30, 2011 through June 30, 2015. In accordance with ASC 805, Business Combinations, a liability for the contingent consideration driven by an earn-out must be recorded at the onset of the purchase and must be revalued at every reporting period. Changes in the fair value of the liability are recorded as an adjustment to operating income. These changes can occur due to changes in estimated future financial results, the probabilities of achieving these results, the discount rate reflective of our creditworthiness, and the market risk premium associated with the Brazilian market. Both gains and losses can occur due to changes in these fair value estimates, thus increasing volatility of our earnings.

On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date on June 30 of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges that would adversely affect our operating results. A global economic downturn could impact our prior judgments and assumptions about the fair value of our business and we may be required to record impairment charges of goodwill or other identifiable intangible assets in the future.

Goodwill impairments and impairments of long-lived assets could have a material non-cash adverse effect on our results of operations.

We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We performed our annual impairment test as of June 30, 2013 and determined that a goodwill impairment charge was necessary for our Brazilian POS & Barcode and European Communications reporting units.  Prior to the test, no interim impairment indicators were identified. Our impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling. The impairment charges were a result of reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results. During the fourth quarter of fiscal 2013, we recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in our European and Brazilian reporting units, respectively.

In addition, as discussed above, in the fourth quarter of the current year, we wrote off substantially all of the total capitalized expenses related to software development costs associated with our original plan to develop a new ERP system.  The non-cash charge recorded of $28.2 million before the effect of income taxes ($18.0 million net of the tax impact), included software development costs, hardware, software interfaces and other related costs. Prior to the write off, the capitalized software was included in property and equipment at cost on our Consolidated Balance Sheets.

In the future, should the recent economic uncertainty continue in Latin America, Europe, or other global economies, the fair value of one or more of our reporting units may decrease below its carrying amount and future goodwill impairments that may be material could be recognized.  Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

Accounting rules - Changes in accounting rules or standards could have a significant adverse effect on our reported earnings.

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

Quarterly fluctuations - Our net sales and operating results are dependent on a number of factors. Our net sales may fluctuate from quarter to quarter, and these fluctuations may cause volatility in our stock price.

Our net sales and operating results may fluctuate quarterly as a result of changes in demand for our products and services, the introduction of new technology, actions by our competitors, changes in vendors' prices or price protection policies, changes in vendors' business practices or strategies, changes in freight rates, the timing or the addition of operating expenses to support our growth, the timing of major marketing or other service projects, product supply shortages, changes in product mix, the impact of possible disruption caused by integration and reorganization of technology systems, currency fluctuations in countries we have operations, the loss of a major supplier or customer, occurrence of unexpected events, impairments and the general economic factors referenced above. In addition, a substantial portion of our net sales in each quarter results from orders booked in that quarter, which are difficult to accurately forecast in advance. As a result, our performance in one period may vary significantly from our performance in the preceding quarter, and may differ significantly from our forecast of performance from quarter to quarter. The impact of these variances may cause volatility in our stock price. Additionally, any past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in the future as our operating results may fluctuate significantly quarter to quarter. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results. The results of any quarterly period are not indicative of results to be expected for a full fiscal year.

Litigation - We routinely are involved in litigation that can be costly and lead to adverse results.

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. In addition, as a public company with a large shareholder base, we are susceptible to class-action and other litigation resulting from disclosures that we make and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured for the potential losses; in other instances we are not. An uninsured or underinsured adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in our defense of any of these disputes. See Item 3. "Legal Proceedings" for further discussion of our material legal matters.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.
The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property, of which approximately 40,000 square feet is subleased to an unrelated third party. Following our reorganization and changes in reportable segments, all of our properties are now utilized by both our Worldwide Barcode & Security and our Worldwide Communications & Services segments.
North American Distribution Facilities
The Company's North American distribution operations are located in Southaven, Mississippi. The Southaven facility accommodates approximately 600,000 square feet with an optional 147,000 square feet of available expansion space. In 2007, a subsidiary of the Company entered into a ten-year lease associated with this facility, with options to extend the lease for two consecutive five-year periods.
The Company or its subsidiaries also have offices, each of approximately 13,000 square feet or less, in leased facilities in Norcross, Georgia; Williamsville, New York; Tempe, Arizona; Lenexa, Kansas; and Mississauga, Canada.
International Distribution Facilities
The Company or its subsidiaries lease 29,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Cologne, Germany and 30,000 square feet of office space in Brussels, Belgium. The Company utilizes the logistical services of a third party warehouse in Liège, Belgium and has distribution center space in Cologne, Germany. During fiscal 2012, we consolidated the European warehouse operations in Liège and transferred our inventory from Cologne to the third party warehouse in Liège. The Company leases approximately 24,000 square feet of office and distribution center space in São José dos Pinhais, Brazil, leases 10,000 square feet of office and distribution center space in Barueri, Brazil, and utilizes the logistical services of a third party warehouse in Jaboatão dos Guararapes, Brazil.
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
On January 2, 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project. The lawsuit asserts that Avanade knew it was not capable of performing the Microsoft AX implementation for the Company, and misrepresented its skills and abilities to land the lucrative engagement. The suit also states that Avanade engaged in “bait-and-switch” sales tactics that defrauded the Company into believing that Avanade had, and would assign, highly-skilled consultants to perform the implementation, but failed to do so. PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's alleged misconduct.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." The Company has never paid or declared a cash dividend since inception. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is restricted. As of August 26, 2013, there were approximately 561 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2013
First quarter	$33.78	$26.41
Second quarter	32.55	27.06
Third quarter	34.08	28.15
Fourth quarter	34.84	25.83
Fiscal Year 2012
First quarter	$40.00	$27.20
Second quarter	38.05	28.53
Third quarter	39.74	34.46
Fourth quarter	38.06	28.03

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2008.

	2008	2009	2010	2011	2012	2013
ScanSource, Inc.	$100	$92	$93	$140	$115	$116
NASDAQ Composite	$100	$81	$93	$124	$132	$156
SIC Code 5045 – Computers & Peripheral Equipment	$100	$96	$88	$112	$99	$105

ITEM 6.    Selected Financial Data.

The selected financial data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following statement of income data and balance sheet data were derived from the Company’s Consolidated Financial Statements.

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of income data:
Net sales	$2,876,964	$3,015,296	$2,666,531	$2,114,979	$1,847,969
Cost of goods sold	2,584,090	2,713,272	2,392,224	1,896,052	1,639,121
Gross profit	292,874	302,024	274,307	218,927	208,848
Selling, general and administrative expenses	191,216	188,388	161,326	143,151	134,730
Impairment charges	48,772	—	—	—	—
Change in fair value of contingent consideration	1,843	120	(128)	—	—
Operating income	51,043	113,516	113,109	75,776	74,118
Interest (income) expense, net	(1,463)	(1,247)	511	85	771
Other (income) expense, net	(520)	3,552	712	(50)	(2,307)
Income before income taxes	53,026	111,211	111,886	75,741	75,654
Provision for income taxes	18,364	36,923	38,363	26,929	27,966
Net income	$34,662	$74,288	$73,523	$48,812	$47,688
Net income per common share, basic	$1.25	$2.72	$2.74	$1.83	$1.80
Weighted-average shares outstanding, basic	27,774	27,362	26,872	26,605	26,445
Net income per common share, diluted	$1.24	$2.68	$2.70	$1.82	$1.79
Weighted-average shares outstanding, diluted	27,994	27,751	27,246	26,869	26,588

	As of June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Balance sheet data:
Working capital	$614,378	$533,529	$532,167	$436,953	$399,647
Total assets	1,164,183	1,201,806	1,182,188	859,750	748,631
Total long-term debt (including short-term borrowings)	5,429	9,697	60,106	30,429	30,429
Total shareholders’ equity	$695,956	$652,311	$587,394	$486,851	$445,446

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are not historical facts and contain "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our ability to manage our business when general economic conditions are poor; our ability to manage the potential adverse effects of operating in foreign jurisdictions, including, adverse changes in economic, political and market conditions in Europe, Latin America, and in Brazil and Venezuela in particular; our dependence upon information systems and the ability to transition to a new ERP system without business disruption and in a timely and cost efficient manner; our dependence on vendors, product supply, and availability; our ability to retain key employees, particularly senior management; our ability to retain and expand our existing and new customer relationships; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to centralize certain functions to provide efficient support to our business; our ability to remain profitable in the face of narrow margins; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to compete in new and existing markets that are highly competitive; our ability to integrate acquisitions, including our ability to successfully integrate our CDC operations, and effectively manage and implement our growth strategies; our ability to obtain required capital at acceptable terms to fund our working capital and growth strategies; our ability to manage disruptions or loss of certain assets from terrorist or military operations; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our ability to increase our business in Brazil; our exposure to the volatility of earnings due to changes in fair value of assets and liabilities, including changes in the fair value of our earn-out obligation to the sellers of CDC, changes in accounting principles, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings; our ability to avoid goodwill and long-lived asset impairments resulting in material non-cash charges to earnings; our ability to realize management efficiencies and other benefits from our worldwide management and business reporting structure reorganization; our ability to decrease our cost structure in response to competitive price pressures and changes in demand for our products; our dependence on third-party freight carriers; our ability to manage the distribution channels; our ability to manage loss, disclosure or misappropriation of, or access to, information or other breaches of our information security; our ability to resolve or settle potentially adverse litigation matters; and our ability to hedge or mitigate the effects of fluctuations in foreign exchange rates. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained under the "Investors Relations" tab on our website at www.scansourceinc.com. Please refer to the cautionary statements and important factors discussed in Item 1A. "Risk Factors" in this Annual Report on Form 10-K for further information. This discussion and analysis should be read in conjunction with Item 6. "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for approximately 250 technology manufacturers and sells to approximately 28,000 resellers in the following specialty technology markets: POS and Barcode, Security and Communications.

The Company operates in North America, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Datamax-O'Neil, Elo, Epson, Honeywell, Intermec, Motorola, NCR, Toshiba Global Commerce Solutions and Zebra Technologies. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, Avaya, AudioCodes, Cisco, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom, Shoretel and Sonus.

In the fourth quarter of fiscal 2013, we announced a new management structure to enhance our worldwide technology markets focus and growth strategy, which we see in security and communication technologies. This worldwide management structure creates new leadership roles and reporting segments to globally leverage the Company's leadership in specific technology markets. As a part of this new structure, ScanSource has created two technology segments, each with its own president. The two segments are Worldwide Barcode & Security, which includes ScanSource POS and Barcode and ScanSource Security business units, and Worldwide Communications & Services, which encompasses ScanSource Catalyst, ScanSource Communications and ScanSource Services Group business units. The new reporting segments of Worldwide Barcode & Security and Worldwide Communications & Services will replace the geographic segments of North America and International and will give the Company the ability to leverage our size and experience to deliver more value to our vendor and reseller partners in our existing markets.

Management evaluates its businesses based on variants of Return on Invested Capital as discussed later. These measures can be applied to our vendor product lines in deciding where to make investments in inventory levels. During the year, the Company has concentrated more attention to product line returns and has adjusted our inventory investments accordingly as reflected in improved inventory turns to 6.2 in the fourth quarter.

Our distribution agreement with Juniper Networks ended in the first quarter of this fiscal year. Accordingly, sales of Juniper products, which were primarily distributed by our ScanSource Catalyst sales unit in North America and to a lesser extent by ScanSource Communications Europe, have significantly declined for the year ended June 30, 2013 compared to prior periods.

We restructured our European Communications sales unit in the third quarter of this fiscal year in order to support a strategy for profitable growth. The new organizational structure provided focused business unit leadership, as well as dedicated merchandising, sales and technical support teams, at the appropriate scale. In addition, the Company moved certain European support functions to centralized global teams in the United States to gain efficiencies. The annualized cost savings in connection with the restructuring, principally associated with the elimination of positions, was estimated at approximately $3.1 million. The Company incurred approximately $1.2 million in associated costs, including related severance expenses. These restructuring costs, which were accrued in the third quarter of the current fiscal year, are included in selling, general and administration costs in the accompanying Consolidated Income Statements. To the extent restructuring activities for this business are not successful, this could result in further losses or a valuation allowance for our net operating loss carry forward in Belgium. For further discussion on our restructuring, refer to Note 14 -Restructuring Costs.

In fiscal 2009, the Company began developing a standardized Enterprise Resource Planning ("ERP") system that was intended to be used throughout the world and provide operational efficiencies.  In January 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's alleged misconduct. The Company engaged a new systems integration partner, Tata Consultancy Services ("TCS"), to replace Avanade.  In March 2013, TCS presented an integrated project plan that included the time and costs to complete the project. This plan indicated that the effort remaining was going to approach the $72 million upper end of our previously-disclosed total project cost range with no assurance that the system would be successful.  In April 2013, we moved a significant number of Company team members who were working on our ERP project back into business roles while we evaluated our alternatives for next steps. These next steps were intended to be new plans which would assist the Company in finishing the project with the Microsoft Dynamics AX software.

In connection with the preparation and review of the financial statements for the year ended June 30, 2013, the Company reviewed the project and decided not to move forward with Microsoft Dynamics AX.

In the fourth quarter of the current year, we wrote off substantially all of the total capitalized expenses related to the original plan.  This decision was based on the indicators of impairment listed above.  The non-cash charge recorded of $28.2 million before the effect of income taxes ($18.0 million net of the tax impact), included software development costs, hardware, software interfaces and other related costs.  The remaining $0.6 million of the total $28.8 million capitalized balance is expected to be placed in service. The software that will be placed into service is not the ERP system itself, but an auxiliary database system designed to assist in the management of the product offerings.  Prior to the write off, the capitalized software was included in property and equipment at cost on the Consolidated Balance Sheets.  While we have impaired our ERP Dynamics software, we remain committed to the implementation of a new ERP system.  We are currently evaluating our alternatives for next steps.  Meanwhile, our legacy ERP systems continue to run our business successfully.

We performed our annual impairment test as of June 30 and determined that a goodwill impairment charge was necessary for our Brazilian POS & Barcode and European Communications reporting units. Prior to the test, no interim impairment indicators were identified. The Company's impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling. The impairment charges were a result of reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results. Furthermore, earnout payments made to CDC shareholders have been lower than those forecasted and assumed in the calculation of goodwill, at the time of acquisition. During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in Europe and Brazil, respectively.

During the third and fourth quarter of fiscal 2013, our Latin America subsidiary experienced accounts receivable collection issues in Venezuela. The Company's transactions in Venezuela are denominated in U.S. dollars, however, our Venezuelan resellers are having difficulties getting U.S. dollars to pay us as the government controls the available U.S. dollars within the country. Hence, we have heightened risk of collectability in this country. At June 30, 2013, the Company held $2.2 million in accounts receivable and $1.7 million in reserves specific to accounts receivable in Venezuela. The Company is reviewing its strategy to mitigate risk in Venezuela going forward.

Our objective is to continue to grow profitable sales in the technologies we distribute and to focus on growth in security and communication technologies. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and in some cases, changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

Cost Control/Profitability

Our operating income growth is driven not only by gross profits but by a disciplined control of operating expenses. Our operations feature scalable information systems, streamlined management, and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective order fulfillment. From inception, we have managed our general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have continued to invest in new technologies, specifically, security and communication; increased marketing efforts to recruit resellers; and enhanced employee benefit plans to retain employees.

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States Generally Accepted Accounting Principles ("GAAP"), we also disclose certain non-GAAP financial measures, including adjusted net income and adjusted EPS, return on invested capital ("ROIC"), and "constant currency" a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

These non-GAAP financial measures have limitations as analytical tools, and the non-GAAP financial measures that we report may not be comparable to similarly titled amounts reported by other companies. Analysis of results and outlook on a non-GAAP basis should be considered in addition to, and not in substitution for or as superior to, measurements of financial performance prepared in accordance with GAAP.

Adjusted Net Income and Adjusted EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, we disclose adjusted net income and adjusted diluted EPS, which exclude charges mentioned above associated with the impairment of our ERP software and goodwill in two of our reporting units, and costs associated with tax compliance and personnel replacement in the Company's local Belgian office. Please see notes 1, 5 and 14 of the Notes to Consolidated Financial Statements for additional information on these items. We believe that these historical items are outside of our normal operating expenses. Adjusted net income and adjusted diluted EPS are useful in better assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting results for future periods.

Below, we are providing a non-GAAP reconciliation of net income and earnings per share adjusted for the costs and charges mentioned above:

	Year ended June 30, 2013
	Pre-Tax Income	Net Income (Loss)	Diluted EPS

GAAP Measures	$53,026	$34,662	$1.24
Adjustments:
Costs associated with Belgian tax compliance and personnel replacement costs, including related professional fees	2,121	1,400	0.05
Impairment charges - ERP	28,210	18,015	0.64
Impairment charges - Goodwill	20,562	15,201	0.54
Non-GAAP measures	$103,919	$69,278	$2.47

Return on Invested Capital

We place a significant emphasis on ROIC in evaluating and monitoring financial condition and operating performance. We use ROIC, a non-GAAP measure, as a performance measure to assess efficiency at allocating capital under our control to generate returns. We believe this metric balances the Company's operating results with asset and liability management, excludes the results of capitalization decisions, is easily computed and understood, and is considered to have a strong correlation with shareholder value creation. In addition, the Company's Board of Directors uses ROIC in evaluating business and management performance. Certain management incentive compensation targets are set and measured relative to ROIC.

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") divided by invested capital, with the adjustments discussed below. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes our return on invested capital ratio for the fiscal years ended June 30, 2013, 2012, and 2011, respectively:

	2013	2012	2011
Return on invested capital ratio	16.0%	17.2%	20.6%

Management adjusted the calculation of ROIC to exclude the impact of ERP and goodwill impairment charges and costs associated with Belgian tax compliance to provide a measure of the Company's profitability on a basis more comparable to historical or future periods. Had management not adjusted for the above mentioned items, the ROIC would have been 9% for the fiscal year ended June 30, 2013. ROIC assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance both on a segment and on a consolidated basis. We believe the calculation of ROIC including adjusted EBITDA and adjusted average equity provides useful information to investors and is an additional relevant comparison of our performance during the year.

The components of our ROIC calculation and reconciliation to the Company's financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Net income (GAAP)	$34,662	$74,288	$73,523
Plus: income taxes	18,364	36,923	38,363
Plus: interest expense	775	1,639	1,723
Plus: depreciation & amortization	8,457	9,580	6,464
EBITDA	62,258	122,430	120,073
Adjustments:
Impairment charges, including ERP, goodwill & Belgian costs	50,893	—	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$113,151	$122,430	$120,073

Invested capital calculations	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Equity – beginning of the year	$652,311	$587,394	$486,851
Equity – end of the year	695,956	652,311	587,394
Add:
Impairment charges, including ERP, goodwill & Belgian costs, net of tax	34,616	—	—
Average equity, adjusted	691,442	619,853	537,123
Average funded debt(a)	15,405	92,125	46,186
Invested capital (denominator)	$706,847	$711,978	$583,309
Return on invested capital	16.0%	17.2%	20.6%

(a)	Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

The decrease in our return on invested capital from the prior year is largely the result of lower sales volumes and an increase in SG&A expenses related to higher bad debt expenses for our international markets and an unfavorable increase in the fair value adjustment related to the CDC earn-out (see Note 8 in the Notes to Consolidated Financial Statements for additional information).

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2013	2012	2011
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.8	90.0	89.7
Gross profit	10.2	10.0	10.3
Selling, general and administrative expenses	6.6	6.2	6.0
Impairment charges	1.7	0.0	0.0
Change in fair value of contingent consideration	0.1	0.0	0.0
Operating income	1.8	3.8	4.2
Interest expense (income), net	0.0	0.0	0.0
Other expense (income), net	0.0	0.1	0.0
Income before income taxes and minority interest	1.8	3.7	4.2
Provision for income taxes	0.6	1.2	1.4
Net income	1.2%	2.5%	2.8%

Comparison of Fiscal Years Ended June 30, 2013 and 2012

Segment Changes

In the fourth quarter of fiscal 2013, we reorganized our former North American and International segments into two new segments, Worldwide Barcode & Security ("Barcode/Security"), and Worldwide Communications & Services ("Communications/Services"). These new segments are managed and reported separately as the markets and distribution channels are distinct. This follows our strategy of focusing on the product markets separately and reflects how we operate the businesses. We also believe this is more clear and understandable to investors.

The segment information presented herein reflects this change in our business segments.

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

Net Sales

The Company has two reportable segments, which are based on product sales. The following table summarizes the Company’s net sales results for each of these product categories and by geographic location for the comparable fiscal years ending June 30th:

Segments

	2013	2012	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,828,219	$1,837,307	$(9,088)	(0.5)%
Worldwide Communications & Services	1,048,745	1,177,989	(129,244)	(11.0)%
Total net sales	$2,876,964	$3,015,296	$(138,332)	(4.6)%
Geographic Sales

	2013	2012	$ Change	% Change
	(in thousands)
North American sales units	$2,139,723	$2,236,459	$(96,736)	(4.3)%
International sales units	737,241	778,837	(41,596)	(5.3)%
Total net sales	$2,876,964	$3,015,296	$(138,332)	(4.6)%

Worldwide Barcode & Security

The Barcode/Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe and Latin America and our ScanSource Security business unit. During fiscal year 2013 net sales for this segment decreased, primarily due to unfavorable foreign currency exchange translation. On a constant currency basis, net sales for fiscal 2013 increased $25.4 million or 1.4%. The majority of the currency adjustment is from the change in the Brazilian Real. The Security and Brazil POS & Barcode sales units had year-over-year growth rates excluding the impact of foreign currency translation. The POS & Barcode sales units in North America and Europe experienced a slight decline in revenue. Our Latin America business unit had a slight increase in revenue.

Worldwide Communications & Services

The Communications/Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. During fiscal year 2013, net sales for this segment declined compared to the prior fiscal year, with little change attributable to foreign currency exchange translation. The decrease was largely attributable to the loss of Juniper sales, which decreased approximately $109 million year-over-year. Our distribution agreement with Juniper Networks ended in September 2012.

ScanSource Communications in North America had strong year-over-year growth. Sales for ScanSource Catalyst and ScanSource Communications in Europe declined primarily from the loss of Juniper sales as mentioned above.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$168,123	$169,080	$(957)	(0.6)%	9.2%	9.2%
Worldwide Communications & Services	124,751	132,944	(8,193)	(6.2)%	11.9%	11.3%
Total gross profit	$292,874	$302,024	$(9,150)	(3.0)%	10.2%	10.0%

Worldwide Barcode & Security

Gross profit for the Barcode/Security distribution segment decreased for the fiscal year ended June 30, 2013. This reduction is the result of lower sales volumes. The gross profit expressed as a percentage of net sales was unchanged for the fiscal year 2013 compared to fiscal year 2012.

Worldwide Communications & Services

Gross profit for the Communications/Services distribution segment decreased for the fiscal year ended June 30, 2013. This is the result of lower sales volume, primarily related to the loss of Juniper revenues as described earlier. The gross profit expressed as a percentage of net sales increased for fiscal year 2013 compared to fiscal year 2012 driven by improved product sales mix and vendor incentives.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$191,216	$188,388	$2,828	1.5%	6.6%	6.2%
Impairment charges	48,772	—	48,772	100.0%	1.7%	—%
Change in fair value of contingent consideration	1,843	120	1,723	1,435.8%	0.1%	—%
Operating expense	$241,831	$188,508	$53,323	28.3%	8.4%	6.2%

Selling, general and administrative expense increased for the fiscal year ending June 30, 2013 as a result of an increase in our provision for doubtful accounts for the year ended June 30, 2013. This increase was a result of increased expenses for the Barcode/Security segment in all geographies offset by recoveries and reserve reductions in North America. Included in the Barcode/Security expense is the increased country specific reserves for Venezuela that occurred during the current fiscal year. Fiscal year 2013 selling, general and administrative expense also includes $2.1 million in costs associated with Belgian tax compliance and personnel replacement costs, including professional fees and $1.2 million for restructuring costs associated with our Communications business unit in Europe.

In the fourth quarter of fiscal 2013, we recorded impairment charges from our ERP project, and goodwill in our ScanSource Communications Europe and ScanSource Brasil sales units as mentioned above. Discussion on these impairments can be found in the overview section of the MD&A as well as Note 3 - Property & Equipment and Note 5 - Goodwill in the notes to the consolidated financial statements.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC separately from other selling, general and administrative expenses. In the current year, we have recorded a loss, driven by recurring amortization of the unrecognized fair value discount partially offset by income from changes to forecasted and actual results.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$34,665	$56,669	$(22,004)	(38.8)%	1.9%	3.1%
Worldwide Communications & Services	44,588	56,847	(12,259)	(21.6)%	4.3%	4.8%
Corporate	(28,210)	—	(28,210)	nm	nm	—%
Total operating income	$51,043	$113,516	$(62,473)	(55.0)%	1.8%	3.8%
*nm - percentages are not meaningful

Worldwide Barcode & Security

For the Barcode/Security distribution segment, operating income dollars and percentage decreased for the fiscal year ended June 30, 2013. The change is largely the result of higher selling, general and administrative expenses which include a $15.1 million impairment expense related to ScanSource Brasil, as mentioned in the overview above, as well as an increase in bad debt expenses.

Worldwide Communications & Services

For the Communications/Services distribution segment, operating income in dollars and as a percentage of sales decreased. The change is attributable to lower gross margin dollars resulting from lower sales in fiscal year 2013, the effect of the ScanSource Communications Europe restructuring costs, lower bad debt expenses and $5.4 million of goodwill impairment charges.

Corporate incurred a $28.2 million loss relating to the ERP impairment charge discussed previously.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$775	$1,639	$(864)	(52.7)%	—%	0.1%
Interest income	(2,238)	(2,886)	648	(22.5)%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	(32)	3,766	(3,798)	(100.8)%	—%	0.1%
Other, net	(488)	(214)	(274)	128.0%	—%	—%
Total other (income) expense	$(1,983)	$2,305	$(4,288)	(186.0)%	(0.1)%	0.1%

Interest expense reflects interest incurred on borrowings on the Company’s revolving credit facility and long-term debt, including commitment fees on non-utilized borrowing availability. The decrease in interest expense is the result of lower average debt balances in the current year versus the prior year.

The Company generates interest income on longer-term interest-bearing accounts receivable, cash invested in Brazil to fund a portion of future earnout payments and to supplement local working capital needs, and, to a lesser extent, interest earned on cash and cash equivalent balances in locations other than Brazil. The reduction in interest income year over year is the result of lower cash balances in Brazil in fiscal 2013 as compared to fiscal 2012.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real and other currencies versus U.S. dollar. In September 2011, we incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In August 2011, the Company decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time that we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the foreign exchange loss in fiscal 2012, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter of fiscal 2012 that were not hedged at the time. Subsequently, we have been including these exposures in our hedging activities.

Goodwill Impairment Charge

We completed our annual impairment test as of June 30 and determined that the book value of the European Communications and the Brazilian POS & Barcode sales units were in excess of fair value and a goodwill impairment was required. Prior to this test, no interim indicators of impairment were identified. Reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results contributed to our determination. Furthermore, earnout payments made to CDC shareholders have been lower than those forecasted and assumed in the calculation of goodwill, at the time of acquisition. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $20.6 million, or $15.2 million after tax at the local tax rate, relating to our reporting units. These goodwill charges are included in a separate operating expense line item, "Impairment charges including ERP & goodwill" in our Consolidated Income Statements. Income and market approaches were used to determine the fair value of each of our seven reporting units. The application of goodwill impairment tests requires management's judgment for many of the inputs. Key assumptions in the impairment test included our forecasted revenue growth rate, discount rate assumptions, and working capital requirements. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. Annual impairment testing did not result in an impairment of goodwill for the years ended June 30, 2012 and 2011. For additional information regarding goodwill, see Note 5 - Goodwill and Other Identifiable Intangible Assets.

Provision for Income Taxes

Income tax expense was $18.4 million and $36.9 million for the fiscal years ended June 30, 2013 and 2012, respectively, reflecting an effective tax rate of 34.6% and 33.2%, respectively. This increase in the effective tax rate is primarily the result of the nondeductible goodwill impairment in the United Kingdom. The Company expects the fiscal year 2014 effective tax rate to range between 34% to 35%.

Comparison of Fiscal Years Ended June 30, 2012 and 2011

Net Sales

As mentioned above, the Company has reorganized our former North American and International operating segments into two new technology based operating segments, Worldwide Barcode & Security ("Barcode/Security"), and Worldwide Communications & Services ("Communications/Services"). Prior year financial information has been retrospectively reclassified to conform to the new presentation of reportable operating segments. The following table summarizes the Company’s net sales results (net of inter-segment sales) for each of these product categories and reporting segments for the comparable fiscal years ending June 30th:

Segments

	2012	2011	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,837,307	$1,615,461	$221,846	13.7%
Worldwide Communications & Services	1,177,989	1,051,070	126,919	12.1%
Total net sales	$3,015,296	$2,666,531	$348,765	13.1%

Geographic Sales

	2012	2011	$ Change	% Change
	(in thousands)
North American distribution sales units	$2,236,459	$2,022,668	$213,791	10.6%
International distribution sales units	778,837	643,863	134,974	21.0%
Total net sales	$3,015,296	$2,666,531	$348,765	13.1%

Fiscal year June 30, 2012 net sales include the addition of CDC in Brazil, which we acquired on April 15, 2011.

Worldwide Barcode & Security

Net sales for our Worldwide Barcode & Security segment increased 13.7% in comparison to the prior fiscal year. During the fiscal year ended June 30, 2012, the reporting segment benefited from double-digit growth from ScanSource Security and a full year of results from the acquisition of CDC in Brazil.

Worldwide Communications & Services

Net sales for the Communications/Services segment increased 12.1% in comparison to the prior fiscal year. ScanSource Catalyst and ScanSource Communications North America were the primary units contributing to the improved revenue performance with key vendors such as Aruba, Polycom and Shoretel.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Worldwide Barcode & Security	$169,080	$154,035	$15,045	9.8%	9.2%	9.5%
Worldwide Communications & Services	132,944	120,272	12,672	10.5%	11.3%	11.4%
Total gross profit	$302,024	$274,307	$27,717	10.1%	10.0%	10.3%

Worldwide Barcode & Security

Gross profit for our Barcode/Security distribution segment increased for the fiscal year ended June 30, 2012. The increase is due to a full year of the results of CDC. The gross profit percentage decreased from 9.5% to 9.2% in fiscal 2012. This decrease is primarily the result of a decrease in gross profit generated in Europe.

Worldwide Communications & Services

Gross profit in our Communications/Services distribution segment increased for the fiscal year ended June 30, 2012, as a result of higher sales volumes for the North America sales units offset by the decrease in our European sales unit. Gross profit expressed as a percentage of sales, decreased largely as a result of increased inventory reserves in Europe.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Selling, general and administrative expense	$188,388	$161,326	$27,062	16.8%	6.3%	6.0%
Change in fair value of contingent consideration	120	(128)	248	(193.8)%	—%	—%
Operating expense	$188,508	$161,198	$27,310	16.9%	6.3%	6.0%

For fiscal year ended June 30, 2012, selling, general and administrative expenses increased from the prior year. Operating expenses as a percentage of sales increased to 6.3% for the fiscal year ended June 30, 2012, compared to 6.0% in the prior year. This increase was mainly attributable to a full year of operating results from the acquisition of CDC, higher compensation expense and incremental expenses related to our ERP project that are required to be expensed as incurred.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC separately from other selling, general and administrative expenses. In fiscal year 2012, we have recorded a $0.1 million loss, driven by recurring amortization of the unrecognized fair value discount offset by income from changes to forecasted and actual results.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Worldwide Barcode & Security	$56,669	$56,918	$(249)	(0.4)%	3.1%	3.5%
Worldwide Communications & Services	56,847	53,091	3,756	7.1%	4.8%	5.1%
Corporate	—	3,100	(3,100)	nm	—%	nm
Total operating income	$113,516	$113,109	$407	0.4%	3.8%	4.2%
*nm - percentages are not meaningful

The operating income decrease for our Worldwide Barcode and Security segment is not significant at $0.2 million and is the result of improved operations income performance in North America and the addition of Brazil offset by declining results from Europe and higher operating expenses.

In contrast, operating income in fiscal year ended June 30, 2012 for the Communications/Services segment increased by $3.8 million or 7.1%. This increase was largely the result of increased gross profit on higher sales volumes.
In 2011, the Company received proceeds resulting from of a legal settlement of $3.1 million against a former service provider.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Interest expense	$1,639	$1,723	$(84)	(4.9)%	0.1%	0.1%
Interest income	(2,886)	(1,212)	(1,674)	138.1%	(0.1)	(0.1)
Net foreign exchange losses	3,766	965	2,801	290.3%	0.1%	—%
Other, net	(214)	(253)	39	(15.4)%	—%	—%
Total other (income) expense	$2,305	$1,223	$1,082	88.5%	0.1%	—%

Interest expense reflects interest incurred on borrowings on the Company's revolving credit facility and long-term debt. Interest expense for the fiscal year ended June 30, 2012 was $1.6 million compared to $1.7 million for the comparative prior year period.

Interest income for the period ended June 30, 2012 increased from the comparative year. The Company generates interest income on cash invested in Brazil to fund a portion of future earnout payments and to supplement local working capital needs, longer-term interest-bearing accounts receivables and, to a lesser extent, interest earned on cash and cash equivalent balances in locations other than Brazil.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real and other currencies versus U.S. dollar. For fiscal 2012, the majority of losses were associated with exposures between the U.S. dollar and Brazilian real. In September 2011, we incurred a $2.5 million non-recurring loss in conjunction with an unfavorable forward exchange contract to purchase Brazilian reais. In August 2011, the Company decided to pre-fund a portion of the estimated earnout payments associated with the CDC acquisition. This contract was designed to preserve the currency exchange for the few weeks required to transfer the cash to Brazil. From the time that we entered into the contract through settlement, the real devalued from the contractual rate by 11.8%, ultimately resulting in a $2.5 million loss. Further contributing to the foreign exchange loss in fiscal 2012, the Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter of fiscal 2012 that were not hedged at the time. Subsequently, we have been including these exposures in our hedging activities.

Provision for Income Taxes

Income tax expense was $36.9 million and $38.4 million for the fiscal years ended June 30, 2012 and 2011, respectively, reflecting an effective tax rate of 33.2% and 34.3%, respectively. This decrease in the effective tax rate reflects the effect of changes in geographic mix to tax jurisdictions with lower corporate income tax rates, the recognition of various tax credits in multiple jurisdictions including refunds attributable to earlier periods.

Net Income

The following table summarizes the Company’s net income for the fiscal year ended June 30:

					% of Sales June 30,
	2012	2011	$ Change	% Change	2012	2011
	(in thousands)
Net income	$74,288	$73,523	$765	1.0%	2.5%	2.8%
The increase in net income of $0.8 million in fiscal 2012, is attributable to the changes in operating profit previously discussed.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2013				Fiscal 2012
	Jun. 30 2013	Mar. 31 2013	Dec. 31 2012	Sept. 30 2012	Jun. 30 2012	Mar. 31 2012	Dec. 31 2011	Sept. 30 2011
	(in thousands, except per share data)
Net sales	$712,678	$682,965	$747,716	$733,605	$754,470	$707,883	$782,684	$770,259
Cost of goods sold	637,027	614,133	673,365	659,565	680,643	638,615	702,845	691,169
Gross profit	$75,651	$68,832	$74,351	$74,040	$73,827	$69,268	$79,839	$79,090
Net income	$(13,315)	$13,978	$16,357	$17,642	$19,785	$14,756	$21,367	$18,380
Weighted-average shares outstanding, basic	27,922	27,847	27,713	27,618	27,579	27,489	27,244	27,138
Weighted-average shares outstanding, diluted	27,922	28,024	27,958	27,901	27,886	27,926	27,674	27,551
Net income (loss) per common share, basic	$(0.48)	$0.50	$0.59	$0.64	$0.72	$0.54	$0.78	$0.68
Net income (loss) per common share, diluted	$(0.48)	$0.50	$0.59	$0.63	$0.71	$0.53	$0.77	$0.67

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP"). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or market, and vendor incentives. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts. For further discussion of our significant accounting policies, refer to Note 1 - Business and Summary of Significant Accounting Policies.
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
Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. We also distribute third-party service contracts, typically for product maintenance and support. Since we act as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. We also distribute some self-branded warranty programs and engage a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of contract and presented in net sales and cost of goods sold, respectively. Service revenue associated with configuration, marketing, service contracts and other services approximated 2% or less of consolidated net sales for fiscal years 2013, 2012 and 2011.
During the fiscal years ended June 30, 2013, 2012 and 2011, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, we would follow the guidance set forth in Accounting Standards Codification ("ASC") 605.
Allowances for Trade and Notes Receivable
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.
Inventory Reserves
Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods and length of time on hand, and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the vendor or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

Vendor Programs
The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. The Financial Accounting Standards Board’s ("FASB") ASC 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with ASC 740, Accounting for Income Taxes. During the year, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The tax effect of this accounting policy change is immaterial to the financial statements. See Note 11 - Income taxes, for further discussion.
Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 11 - Income taxes, in the Notes to Consolidated Financial Statements for more information.
Business Combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4 - Acquisitions, in the Notes to Consolidated Financial Statements for further discussion.
Goodwill
The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units are those components that are one level below our Worldwide Barcode & Security and Worldwide Communications & Services operating segments for a total of seven reporting units. The goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.
In the two-step impairment analysis, goodwill is first tested for impairment by comparing the fair value of the reporting unit with the reporting unit's carrying amount to identify any potential impairment. If fair value is determined to be less than carrying value, a second step is used whereby the implied fair value of the reporting unit's goodwill, determined through a hypothetical purchase price allocation, is compared with the carrying amount of the reporting units' goodwill. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, an impairment charge is recorded in current earnings for the difference. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method required us to estimate future cash flows and discount those amounts to a present value.
The assumptions utilized in determining fair value included:

•
Industry weighted-average cost of capital ("WACC"): We utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant in each respective geography.

•
Operating income: We utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.

•	Cash flows from working capital changes: We utilized a projected cash flow impact pertaining to expected changes in working capital as each of our goodwill reporting units grow.
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentage and operating efficiencies. During fiscal 2013, the company recorded a non-cash impairment charge of $5.4 million and $15.1 million for our European Communications and ScanSource Brasil reporting units. As of the latest annual goodwill impairment test, it was also estimated that the estimated fair value of our European POS & Barcode and ScanSource Latin America reporting units exceeded their carrying values by smaller margins than the Company's other reporting units.

The carrying value of the European POS & Barcode and ScanSource Latin America goodwill as of June 30, 2013 was $4.5 million and $4.0 million, respectively. The estimated fair value of these goodwill reporting units exceeded the carrying value by 7.2% and 9.7%, respectively, in the most recent annual impairment test. The increase in sensitivity to these goodwill reporting units are driven largely by the general macroeconomic environment and lower expectations for future results in the units. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that these goodwill reporting units are impaired at this time, if we are not able to achieve projected operating margins within the expected working capital requirements and/or there are unfavorable changes to the discount rate, a future impairment of goodwill is at least reasonably possible.
See Note 5 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments based on future results through fiscal year 2015 based on a multiple of the subsidiary’s pro forma net income as defined in the Share Purchase and Sale Agreement. Future payments are to be paid in Brazilian currency, the real. There are three remaining earnout payments payable in annual installments on August 31, 2013 and 2014 with the final payment on October 31, 2015. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a discounted cash flow model following the income approach. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.

Accounting Standards Recently Issued
See Note 1 in the Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $300 million revolving credit facility, Industrial Revenue Bond and our European subsidiary’s €6 million line of credit. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volumes increase our net investment in working capital typically increases, which in general results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which in general, results in increased cash flow from operating activities.
Cash and cash equivalents totaled $148.2 million at June 30, 2013, compared to $29.2 million at June 30, 2012, of which $23.8 million and $18.7 million was held outside of the United States as of June 30, 2013 and 2012, respectively. We transferred $22.0 million in September 2011 to our Brazilian subsidiary in order to mitigate foreign exchange rate risk related to future earnout payments to former shareholders of CDC and to supplement our working capital needs in Brazil.

Cash balances are generated and used in many locations throughout the world. Prior to December 31, 2012, management’s intent was to permanently reinvest these funds in our businesses outside the United States to continue to fund growth in our international operations. During the third quarter, we reviewed and modified our policy toward permanently reinvested foreign earnings. Prospectively, the Company will provide for U.S. income taxes for the earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds. See Note 11 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

In the current year, we generated $129.4 million of cash flows from operating activities as opposed to generating $60.0 million in the prior year. The increase in operating cash flows is largely the result of a decrease in inventory and receivables due to weaker demand and lower sales versus the prior year. Working capital increased $80.8 million to $614.4 million at June 30, 2013 from $533.5 million at June 30, 2012. The primary reason for the increase in working capital is the $118.9 million increase in cash in the fiscal year ended June 30, 2013. As the economic recovery continues, we maintain our commitment to extend reasonable credit terms to our resellers and make strategic inventory purchases to accommodate anticipated reseller demand for our vendors' products.
The number of days sales in receivables (DSO) was 55 at June 30, 2013, June 30, 2012 and March 31, 2013, which is within our typically expected range.
Inventory turnover increased to 6.2 times during the fourth quarter of the current fiscal year, after ranging from 5.4 to 5.6 times during the preceding three quarters. In the comparative prior year quarter, inventory turnover totaled 5.4 times. The Company continues to adjust inventory levels as well as other components of working capital in order to achieve ROIC results.

In fiscal 2009, the Company began developing a standardized Enterprise Resource Planning ("ERP") system that was intended to be used throughout the world and provide operational efficiencies.  In January 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's alleged misconduct. The Company engaged a new systems integration partner, Tata Consultancy Services ("TCS"), to replace Avanade.  In March 2013, TCS presented an integrated project plan that included the time and costs to complete the project. This plan indicated that the effort remaining was going to approach the $72 million upper end of our previously-disclosed total project cost range with no assurance that the system would be successful. In April 2013, we moved a significant number of Company team members who were working on our ERP project back into business roles while we evaluated our alternatives for next steps. These next steps were intended to be new plans which would assist the Company in finishing the project with the Microsoft Dynamics AX software.

As noted above in the overview, during the fourth quarter of fiscal 2013, we have impaired our ERP software; however, we remain committed to the implementation of a new ERP system.  We are currently evaluating our alternatives for next steps.  Meanwhile, our legacy ERP systems continue to run our business successfully.

Cash used in investing activities for the twelve months ended June 30, 2013 was $4.8 million, compared to $12.8 million used in the prior year. Current year and prior year investing cash flows are primarily attributable to the investment in our ERP system and building improvements in the United States and Europe.
On October 11, 2011, we refinanced the $250 million revolving credit facility, due on September 28, 2012. We entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. We incurred $1.4 million in debt issuance costs that were capitalized to other assets, which are being amortized on a straight-line basis through the maturity date of the New Credit Agreement on October 11, 2016.
In fiscal 2013, cash used by financing activities amounted to $5.0 million, in comparison to cash used of $42.3 million in the prior year. The change in cash flow is primarily attributable to less borrowing activity on our Revolving Credit Facility as a result of lower sales volumes as well as the repayment of our $25 million unsecured note payable in fiscal 2012.
At our option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the New Credit Agreement). We were in compliance with all covenants under the credit facility as of June 30, 2013.
As mentioned above, there are no outstanding borrowings on the Company's $300 million revolving credit facility as of June 30, 2013 and 2012.
On a gross basis, we borrowed $515.3 million and repaid $515.9 million on the $300.0 million revolving credit facility in fiscal 2013. In the prior year, we borrowed $1,408.5 million and repaid $1,433.2 million and additionally paid $1.4 million of debt issuance costs. The average daily balance on the revolving credit facility was $9.4 million and $78.6 million for the years ended June 30, 2013 and 2012, respectively. There were no standby letters of credits issued and outstanding as of June 30, 2013, leaving $300 million available for additional borrowings. Fluctuations in functional currency rates are reflected in the net activity.
In addition to our multi-currency $300 million revolving credit facility, we have a €6.0 million subsidiary line of credit utilized by our European operations which bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. There were no outstanding borrowings as of June 30, 2013, and $4.3 million outstanding at June 30, 2012. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.
On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made its first two payments to the former shareholders totaling $6.8 million. As of June 30, 2013, we have $12.5 million recorded for the earnout obligation, of which $3.7 million is classified as current and due August 31, 2013. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.
On January 2, 2008, we entered into a $25 million promissory note with a financial institution. This note payable accrued interest on the unpaid balance at a rate per annum equal to the 30 day LIBOR plus 0.65% and scheduled to mature on September 28, 2012. The entire note was paid during fiscal 2012 using proceeds from our New Credit Agreement.
On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The outstanding balance on this facility was $5.4 million as of June 30, 2013, and the effective interest rate was 1.04%. The Company was in compliance with all covenants associated with this agreement as of June 30, 2013.
The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2013, the Company had contractual obligations in the form of non-cancelable operating leases, debt (including interest payments) and the contingent consideration for the earnout pertaining to the CDC acquisition. See Notes 6 and 12 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Principal debt payments	$5,429	$—	$—	$—	$5,429
Non-cancelable operating leases(1)	17,774	4,703	7,196	4,164	1,711
Contingent consideration(2)	12,545	3,732	8,813	—	—
Other(3)	—	—	—	—	—
Total obligations	$35,748	$8,435	$16,009	$4,164	$7,140

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

(2)	Amounts disclosed regarding future CDC earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments total $16.6 million as of June 30, 2013.

(3)
Amounts totaling $13.8 million of deferred compensation which are included in current and other non-current liabilities in our Consolidated Balance Sheets as of June 30, 2013 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the fiscal year ended June 30, 2013 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At June 30, 2013, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions. The Company's previous interest rate swap expired on September 28, 2011 and was not renewed due to subsequent payment of the interest rate swap's entire underlying $25 million promissory note on October 11, 2011.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Latin America and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of foreign currency forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future.

The Company’s senior management has approved a foreign exchange hedging policy to reduce foreign currency exposure. The Company’s policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currencies and enters into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon balance sheet exposures and, in certain foreign currencies, our forecasted purchases and sales. The Company continually evaluates foreign exchange risk and may enter into foreign exchange transactions in accordance with its policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other expense (income).

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At June 30, 2013, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.3 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ScanSource, Inc.'s internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina
August 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited ScanSource, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ScanSource, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ScanSource, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ScanSource, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of ScanSource, Inc. and subsidiaries and our report dated August 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina
August 26, 2013

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share information)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$148,164	$29,173
Accounts receivable, less allowance of $25,479 at June 30, 2013 and $24,405 at June 30, 2012	435,028	458,341
Inventories	402,307	487,946
Prepaid expenses and other assets	40,105	41,846
Deferred income taxes	16,456	14,624
Total current assets	1,042,060	1,031,930
Property and equipment, net	20,203	48,785
Goodwill	31,795	53,885
Other assets, including identifiable intangible assets	70,125	67,206
Total assets	$1,164,183	$1,201,806
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$4,268
Current portion of contingent consideration	3,732	4,976
Accounts payable	362,271	419,683
Accrued expenses and other liabilities	59,983	67,776
Income taxes payable	1,696	1,698
Total current liabilities	427,682	498,401
Deferred income taxes	205	—
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	—	—
Long-term portion of contingent consideration	8,813	11,677
Other long-term liabilities	26,098	33,988
Total liabilities	468,227	549,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,971,809 and 27,604,840 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	149,821	139,557
Retained earnings	569,107	534,445
Accumulated other comprehensive (loss) income	(22,972)	(21,691)
Total shareholders’ equity	695,956	652,311
Total liabilities and shareholders’ equity	$1,164,183	$1,201,806

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2013, 2012, and 2011
(in thousands, except for per share information)

	2013	2012	2011
Net sales	$2,876,964	$3,015,296	$2,666,531
Cost of goods sold	2,584,090	2,713,272	2,392,224
Gross profit	292,874	302,024	274,307
Selling, general and administrative expenses	191,216	188,388	161,326
Impairment charges, including ERP and goodwill	48,772	—	—
Change in fair value of contingent consideration	1,843	120	(128)
Operating income	51,043	113,516	113,109
Interest expense	775	1,639	1,723
Interest income	(2,238)	(2,886)	(1,212)
Other expense (income), net	(520)	3,552	712
Income before income taxes	53,026	111,211	111,886
Provision for income taxes	18,364	36,923	38,363
Net income	$34,662	$74,288	$73,523
Per share data:
Net income per common share, basic	$1.25	$2.72	$2.74
Weighted-average shares outstanding, basic	27,774	27,362	26,872
Net income per common share, diluted	$1.24	$2.68	$2.70
Weighted-average shares outstanding, diluted	27,994	27,751	27,246

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Net income	$34,662	$74,288	$73,523
Unrealized gain on hedged transaction, net of tax	—	139	468
Foreign currency translation adjustment	(1,281)	(25,459)	14,895
Comprehensive income	$33,381	$48,968	$88,886

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2013, 2012, and 2011
(in thousands, except for share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2010	26,703,038	$111,951	$386,634	$(11,734)	$486,851
Net income	—	—	73,523	—	73,523
Unrealized gain on hedged transaction, net of tax of $272	—	—	—	468	468
Foreign currency translation adjustment	—	—	—	14,895	14,895
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	406,894	6,373	—	—	6,373
Share based compensation	—	5,081	—	—	5,081
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	203	—	—	203
Balance at June 30, 2011	27,109,932	$123,608	$460,157	$3,629	$587,394
Net income	—	—	74,288	—	74,288
Unrealized gain on hedged transaction, net of tax of $76	—	—	—	139	139
Foreign currency translation adjustment	—	—	—	(25,459)	(25,459)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	494,908	7,642	—	—	7,642
Share based compensation	—	7,004	—	—	7,004
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	1,303	—	—	1,303
Balance at June 30, 2012	27,604,840	$139,557	$534,445	$(21,691)	$652,311
Net income	—	—	34,662	—	34,662
Foreign currency translation adjustment	—	—	—	(1,281)	(1,281)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	366,969	4,024	—	—	4,024
Share based compensation	—	5,692	—	—	5,692
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	548	—	—	548
Balance at June 30, 2013	27,971,809	$149,821	$569,107	$(22,972)	$695,956

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$34,662	$74,288	$73,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,457	9,580	6,464
Amortization of debt issue costs	345	342	198
Provision for doubtful accounts	10,333	7,134	7,488
Share-based compensation and restricted stock	5,618	6,840	4,877
Impairment charges, including ERP and goodwill	48,772	—	—
Deferred income taxes	(19,630)	(6,377)	(1,431)
Excess tax benefits from share-based payment arrangements	(849)	(1,720)	(203)
Change in fair value of contingent consideration	1,843	120	(128)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,746	(34,322)	(76,956)
Inventories	86,821	(29,387)	(80,003)
Prepaid expenses and other assets	(28)	(4,103)	(17,392)
Other noncurrent assets	9,441	1,166	(10,279)
Accounts payable	(56,837)	28,306	78,298
Accrued expenses and other liabilities	(14,145)	8,371	31,060
Income taxes payable	895	(280)	(4,828)
Net cash provided by (used in) operating activities	129,444	59,958	10,688
Cash flows from investing activities:
Capital expenditures	(4,831)	(12,790)	(14,869)
Cash paid for business acquisitions, net of cash acquired	—	—	(36,228)
Net cash provided by (used in) investing activities	(4,831)	(12,790)	(51,097)
Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(4,459)	1,345	1,706
Borrowings on revolving credit, net of expenses	515,262	1,408,522	769,545
Repayments on revolving credit, net of expenses	(515,877)	(1,433,161)	(744,169)
Repayments on long-term debt	—	(25,000)	—
Debt issuance costs	—	(1,360)	—
Contingent consideration payments	(4,777)	(2,000)	—
Exercise of stock options	4,024	7,642	6,372
Excess tax benefits from share-based payment arrangements	849	1,720	203
Net cash provided by (used in) financing activities	(4,978)	(42,292)	33,657
Effect of exchange rate changes on cash and cash equivalents	(644)	(4,450)	894
Increase (decrease) in cash and cash equivalents	118,991	426	(5,858)
Cash and cash equivalents at beginning of period	29,173	28,747	34,605
Cash and cash equivalents at end of period	$148,164	$29,173	$28,747
Supplemental disclosure of cash flow information:
Interest paid during the year	$796	$1,578	$1,705
Income taxes paid during the year	$35,582	$46,057	$43,233
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013

(1)	Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode, Communications, and Physical Security.

The Company operates in North America, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

Consolidation Policy

The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, contingent consideration, and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, and (4) the current economic and country specific environment. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods and length of time on hand, and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the vendor or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

We have restated the presentation of borrowings and repayments on revolving credit and debt issuance costs in the statements of cash flows for the twelve months ended June 30, 2012 and 2011. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification ("ASC") Topic 230. The correction had no effect on net cash used in financing activities, and the gross amounts have historically been disclosed in the debt footnote.

In preparing the consolidated financial statements, the Company made an immaterial correction to amounts presented in its balance sheet at June 30, 2012 to reflect the accounting for sales returns.

Reorganization and Segment changes

Historically, the Company's reporting units coincided with its geographic business segments of North America and International. In the fourth quarter of 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets. As part of this new structure, the Company created two technology business operating segments: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by its centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the consolidated financial statements to conform to the new presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $65.9 million and $48.2 million are classified as accounts payable as of June 30, 2013 and June 30, 2012, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality and holds amounts in excess of FDIC or other insured limits.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout North America, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. No single customer accounted for more than 6% of the Company’s net sales for the fiscal year 2013, 2012, or 2011.

The Company has established arrangements with certain customers for longer-term financing. The Company accounts for these arrangements by recording them at their historical cost less specific allowances at balance sheet dates. Interest income is recognized in the period earned and is recorded as interest income in the Consolidated Income Statement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Derivative Financial Instruments

The Company uses derivative instruments to manage certain exposures related to foreign currency and changes in interest rates in connection with borrowing activities. We record all derivative instruments as either assets or liabilities in the balance sheet at fair value. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies and intercompany loans with foreign subsidiaries. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currencies are denominated primarily by British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars.

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

During the fiscal year ended June 30, 2008, the Company entered into an interest rate swap and designated this instrument as a hedge of the cash flows on certain variable rate debt. The interest rate swap matured on September 28, 2011. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in earnings in fiscal 2012, but were reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings. No other interest rate swap agreements were executed or outstanding for fiscal year 2013, 2012, or 2011.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions and withdrawals to and from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $13.8 million and $11.6 million as of June 30, 2013 and June 30, 2012, respectively. These investments are classified as either current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $1.6 million and $1.2 million at June 30, 2013 and June 30, 2012, respectively.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. The Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

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

Vendor Concentration

The Company sells products from many vendors, however, sales from products supplied by Motorola and Avaya each constituted more than 10% of the Company’s net sales for years ended June 30, 2013, 2012 and 2011, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, equipment and computer software, 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized. The compensation costs of employees associated with the development of internal-use software are capitalized to the construction in process asset related to that project.

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

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill is reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units are primarily based on geography, one level below our Worldwide Barcode & Security segment and Communications & Services segment. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

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

•
Industry weighted-average cost of capital ("WACC"): We utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant in each respective geography.

•
Operating income: We utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.

•	Cash flows from working capital changes: We utilized a projected cash flow impact pertaining to expected changes in working capital as each of our goodwill reporting units grow.

See Note 5 - Goodwill and Other Identifiable Intangible Assets to the consolidated financial statements for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements and non-compete agreements. Customer relationships and distributor agreements are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Trade names are amortized over a period ranging from 1 to 2 years. Non-compete agreements are amortized over their contract life.

Debt issuance costs are amortized over the term of the credit facility.

These assets are included in other assets and are shown in detail in Note 5, Goodwill and Other Identifiable Intangible Assets and Debt Issuance Costs.

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

In the fourth quarter of 2013, the Company decided not to proceed with the development of the Enterprise Resource Planning ("ERP") project using the Microsoft Dynamics AX software and wrote off substantially all of the total $28.8 million in capitalized expenses related to the original project. The non-cash charge recorded of $28.2 million before the effect of income taxes ($18.0 million net of the income tax impact), included software development costs, hardware, software interfaces and other related costs. Prior to the write-off, the capitalized software was included in property and equipment at cost on the consolidated balance sheet. The remaining balance of approximately $0.6 million is expected to be placed in service. See Note 3 - Property and Equipment for further discussion regarding our ERP project. The Company did not record any material impairment charges for the fiscal years ended June 30, 2012 and 2011.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see Note 8 - Fair Value of Financial Instruments.

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments based on future results through fiscal year 2015 based on a multiple of the subsidiary’s pro forma net income as defined in Exhibit 2.1.(b)(2) of the Share Purchase and Sale Agreement by and among the Company’s Brazilian subsidiary, the former shareholders and CDC, dated April 7, 2011. Future payments are to be paid in Brazilian currency, the real. The Company has made its first two payments to the former shareholders totaling $6.8 million. The next payment is anticipated to be made on August 31, 2013, based on the pro forma results of the twelve month period ended June 30, 2013. The remaining earnout payments will become payable on August 31, 2014 and a final payment on October 31, 2015. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a discounted cash flow model following the income approach. Each period the Company reflects the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item in the Consolidated Income Statements.

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

Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. The Company also distributes third-party service contracts, typically for product maintenance and support. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of the contract and presented in net sales and cost of goods sold, respectively. Other service revenue associated with configuration, marketing, service contracts and other services approximates 2% or less of consolidated net sales for fiscal years 2013, 2012 and 2011.

During the fiscal years ended June 30, 2013, 2012 and 2011, the Company has not engaged in any sales transactions involving multiple element arrangements.

Shipping Revenue and Costs

Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2013, 2012 and 2011 was $12.1 million, $12.2 million and $11.5 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three fiscal years ended June 30, 2013. Deferred advertising costs at June 30, 2013 and 2012 were also not significant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes. During the year, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The tax effect of this accounting policy change is immaterial to the financial statements. See Note 11 - Income Taxes for further discussion.

Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 11 - Income Taxes for more information.

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

Comprehensive Income

ASC 220, Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and any unrealized gains or losses on effectively hedged transactions, net of tax. Currently, the Company is not engaged in any cash flow hedges that qualify for hedge accounting.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4 - Acquisitions for further discussion.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Recent Accounting Pronouncements

Effective for interim and annual reporting periods for fiscal 2013, the Company has implemented Accounting Standard Update ("ASU") 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity or in a separate footnote and requires companies to present all nonowner changes in shareholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to present a separate Consolidated Statement of Comprehensive Income.

Effective for the annual goodwill impairment testing during fiscal 2013, the Company has implemented ASU 2011-08, Testing Goodwill for Impairment . The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

(2)	Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands, except per share data)

Net income	$34,662	$74,288	$73,523

Denominator:
Weighted-average shares, basic	27,774	27,362	26,872
Dilutive effect of share-based payments	220	389	374
Weighted-average shares, diluted	27,994	27,751	27,246

Net income per common share, basic	$1.25	$2.72	$2.74
Net income per common share, diluted	$1.24	$2.68	$2.70

For the years ended June 30, 2013, 2012 and 2011, there were 1,062,000, 583,000 and 947,000 weighted average shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

(3)Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2013	2012
	(in thousands)
Land	$3,009	$3,009
Buildings and leasehold improvements	20,020	18,231
Computer software and equipment	14,338	13,829
Furniture, fixtures and equipment	14,852	14,739
Construction in Progress	629	29,045
	52,848	78,853
Less accumulated depreciation	(32,645)	(30,068)
	$20,203	$48,785

During the fiscal year ended June 30, 2013, the decrease in gross fixed assets from the prior year is the result of the write-off of the majority of ERP expenses capitalized to date, which were included in construction in progress. In the fourth quarter 2013, the Company ceased development of its ERP project using the Microsoft Dynamics AX software, rendering substantially all of the amount of the project impaired. Of the $28.8 million in capitalized expenses related to the project, the Company wrote off $28.2 million in the fiscal year ended June 30, 2013. The remaining $0.6 million is expected to be placed in service.

Depreciation expense was $3.6 million, $3.5 million, and $3.7 million, respectively, for the fiscal years ended 2013, 2012, and 2011.

(4)	Acquisitions

CDC Brasil S.A.

On April 15, 2011, the Company completed its acquisition of 100% of the shares of CDC, formerly known as CDC Brasil Distribuidora LTDA, Brazil’s leading distributor of AIDC and POS solutions. This acquisition gave the Company an established presence in Latin America’s largest specialty technology market and allowed the Company to more easily scale its Latin American operations.

Under the Share Purchase and Sale Agreement, the Company structured the purchase transaction as an all cash share purchase with an initial payment of $36.2 million, net of cash acquired, and assumed working capital payables and debt at closing. The remaining purchase price is payable in annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30 from 2011 through 2015. As of June 30, 2013, there are three remaining earnout payments to be made to the former shareholders. Please see Note 8 - Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

During the third quarter of fiscal 2012, the Company finalized the purchase accounting for the CDC acquisition. The Company elected to record all purchase accounting adjustments in fiscal 2012 as opposed to the retrospective application set forth in ASC 805. Management has determined that retrospective application is immaterial to the users of the Company's financial statements. The adjustments made during the year pertain to the finalization of the purchase price allocation to the fair value of customer relationships, pre-acquisition contingency liabilities and corresponding indemnification assets and deferred income taxes.

The purchase price allocated to the fair value of identified intangible assets associated with the acquisition of CDC is as follows:

Amount
Identified intangible assets	(in thousands)
Trade names (2 year useful life)	$2,746
Customer relationships (6 year useful life)	18,965
Non-compete agreements (5 year useful life)	894
Total identified intangible assets	$22,605

In the fiscal 2012, the Company recorded incremental amortization expense to catch up accumulated amortization for the additional purchase price allocated to customer relationships when purchase accounting was finalized. The weighted average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 5 years. Additionally, the Company adjusted the useful life for CDC customer relationships from 7 years to 6 years.

During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed in the Share Purchase and Sale Agreement. As part of the initial payment, the sellers placed $25.5 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement to provide for potential indemnification liabilities. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. During fiscal year 2012, the Company and former shareholders released $5.3 million from the escrow account for the settlement of a pre-acquisition contingency and $2.5 million to the sellers. The amount available after the impact of foreign currency translation, as of June 30, 2013 for future pre-acquisition contingency settlements or to be released to the sellers, was $11.7 million.

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2013	June 30, 2012	June 30, 2011
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$5,061	$3,886	$—
Other assets (noncurrent)	$2,905	$5,112	$16,250
Liabilities
Other current liabilities	$5,061	$3,886	$—
Other long-term liabilities	$2,905	$5,112	$16,250

The change in classification and amounts of the pre-acquisition contingencies is due to the finalization of purchase accounting in the third quarter of the fiscal 2012, foreign currency translation on a weaker Brazilian real against the U.S. dollar and the expiration of the statute of limitations for identified pre-acquisition contingencies. The Company finalized its quantitative assessments for various state and federal tax exposures and identified the statute of limitations for these exposures in determining the appropriate classification. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2013 is estimated to range as high as $12.5 million at this time, of which all exposures are indemnifiable under the Share Purchase and Sale Agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

In fiscal year 2011, CDC contributed net sales of approximately $29.6 million and net income of $0.7 million for the period of April 15, 2011 to June 30, 2011. CDC net income for the period included approximately $0.1 million of acquisition-related costs as well as $0.7 million of incremental amortization expense related to identified intangible assets.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2010:

June 30,
2011
Unaudited, Supplemental Pro Forma Information	(in thousand, except per share information)
Net sales	$2,786,905
Net income	$75,328
Diluted earnings per share	$2.76

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting CDC’s results to reflect the additional amortization that would have been recorded assuming the fair value of the identified intangibles had been recorded as of July 1, 2010, adjusted for purchase accounting adjustments made during the measurement period. Also, the pro forma amounts reflect the acquisition-related costs incurred by the Company of approximately $0.3 million in fiscal year 2012, as if incurred in fiscal year 2011.

(5)	Goodwill, Other Identifiable Intangible Assets and Debt Issuance Costs

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test at the end of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. The reporting units utilized for goodwill impairment tests are primarily based on geography, one level below the Worldwide Barcode & Security and Worldwide Communications & Services operating segments.

The Company completed its annual impairment test as of June 30 and determined that a goodwill impairment charge was necessary for its Brazilian POS & Barcode and European Communications reporting units. Prior to the test, no interim impairment indicators were identified. The Company's impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling based on recent forecasts which were discounted using a weighted average cost of capital (a level 3 input). The impairment charges were a result of reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results. During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in Europe Communications and Brazil POS & Barcode, respectively. In addition, the estimated fair value of our Europe POS & Barcode and Latin American goodwill reporting units exceeded their carrying values by smaller margins than the Company's other goodwill reporting units. The estimated fair value of these goodwill reporting units exceeded the carrying value by 7.2% and 9.7%, respectively, in the most recent annual impairment test. The increase in sensitivity to these goodwill reporting units is driven largely by the general macroeconomic environment and lower expectations for future results in the units. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that these goodwill reporting units are impaired at this time, if we are not able to achieve projected operating margins within the expected working capital requirements and/or there are unfavorable changes to the discount rate, a future impairment of goodwill is at least reasonably possible.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Changes in the carrying amount of goodwill for the years ended June 30, 2013 and 2012, by reportable segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2011	$37,975	$21,115	$59,090
CDC measurement period adjustments	914	—	914
Unrealized gain (loss) on foreign currency translation	(5,881)	(238)	(6,119)
Balance as of June 30, 2012	$33,008	$20,877	$53,885
Impairment charges	(15,143)	(5,419)	(20,562)
Unrealized gain (loss) on foreign currency translation	(1,536)	8	(1,528)
Balance as of June 30, 2013	$16,329	$15,466	$31,795

During the fiscal year ended June 30, 2012, the Company's goodwill balances increased due to the finalization of purchase accounting for CDC from measurement period adjustments. For further information regarding CDC purchase accounting adjustments, please see Note 4 - Acquisitions.

The following table shows the Company’s identifiable intangible assets and debt issuance costs as of June 30, 2013 and 2012, respectively. These balances are included on the Consolidated Balance Sheet within other assets:

	June 30, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$33,166	$14,191	$18,975	$34,483	$10,864	$23,619
Trade names	1,941	1,941	—	2,127	1,285	842
Non-compete agreements	888	535	353	938	379	559
Distributor agreements	637	153	484	610	105	505
Total intangibles	36,632	16,820	19,812	38,158	12,633	25,525
Debt issuance costs	2,499	1,312	1,187	2,499	967	1,532
Total	$39,131	$18,132	$20,999	$40,657	$13,600	$27,057

In fiscal 2012, the Company wrote off the gross carrying amount and corresponding accumulated amortization for fully amortized non-compete agreements in the amount of $0.9 million.

The weighted average amortization period for all intangible assets was approximately 10 years for the years ended June 30, 2013, 2012 and 2011. Amortization expense for the years ended June 30, 2013, 2012 and 2011 was $4.9 million, $6.4 million and $3.0 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2014	$3,768
2015	3,768
2016	3,742
2017	3,176
2018	1,373
Thereafter	3,985
Total	$19,812

(6)Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of June 30, 2013 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate and commitment fee spreads are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. The outstanding balances at June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
	(in thousands)
Short-term borrowings	$—	$4,268

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its primary multi-currency revolving credit facility with a syndicate of banks that was scheduled to mature on September 28, 2012. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The Company incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets, on the consolidated balance sheet and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the New Credit Agreement.

At the Company's option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect as of June 30, 2013 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of June 30, 2013. There were no outstanding balances at June 30, 2013 and June 30, 2012.

The average daily balance on the revolving credit facility was $9.4 million for the year ended June 30, 2013. There was $300 million available for additional borrowings as of June 30, 2013, and there were no letters of credit issued.

The average daily balance on the revolving credit facility was $78.6 million for the year ended June 30, 2012. There was $300 million available for additional borrowings as of June 30, 2012, and there were no letters of credit issued.

Long-Term Debt

On January 2, 2008, the Company entered into a $25.0 million promissory note with a third party lender. This note payable accrued interest on the unpaid balance at a rate per annum equal to the 30-day LIBOR plus 0.65% and was scheduled to mature on September 28, 2012. On October 11, 2011, the note was fully repaid using funds obtained through the New Credit Agreement. There were no outstanding balances on the note for the years ended June 30, 2013 and 2012.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of June 30, 2013, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of June 30, 2013 and 2012 and is included in long-term debt. The interest rate at June 30, 2013 and 2012 was 1.04% and 1.09%, respectively.

The book value of debt listed above is considered to approximate fair value, as our debt instruments are indexed to LIBOR or the prime rate using the market approach.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2013 are as follows:

Future Debt Payments
(in thousands)
Fiscal year:
2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	5,429
Total principal payments	$5,429

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

(7)	Derivatives and Hedging Activities

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

Foreign Currency – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, euro, British pound, Canadian dollar, Mexican peso and Brazilian real. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

At June 30, 2013, the Company had contracts outstanding with notional amounts of $79.9 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Net foreign exchange derivative contract (gain) loss	$(733)	$1,480	$2,706
Net foreign currency transactional and re-measurement (gain) loss	701	2,286	(1,741)
Net foreign currency (gain) loss	$(32)	$3,766	$965

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, U.S. dollar versus the Brazilian real and other currencies versus the U.S. dollar.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

During fiscal years 2013 and 2012, the Company's sole cash flow hedge pertained to the interest rate swap discussed above. The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2013	2012
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$—	$216
Unrealized gain (loss) in fair value of interest swap rates	—	(1)
Net increase (decrease) in accumulated other comprehensive income (loss)	$—	$215
Income tax effect	—	(76)
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$—	$139

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	As of June 30, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$308
Derivative liabilities:(b)
Foreign exchange contracts	$—	$34

(a)	All derivative assets are recorded as prepaid expense and other assets in the Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other liabilities in the Consolidated Balance Sheets.

(8)	Fair Value of Financial Instruments

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt listed in Note 6 is considered to approximate fair value, as the Company's debt instruments are indexed to LIBOR or the prime rate using the market approach (Level 2 criteria).

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$13,752	$13,752	$—	$—
Forward foreign currency exchange contracts	308	—	308	—
Total assets at fair value	$14,060	$13,752	$308	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$13,752	$13,752	$—	$—
Forward foreign currency exchange contracts	34	—	34	—
Liability for contingent consideration, current and non-current	12,545	—	—	12,545
Total liabilities at fair value	$26,331	$13,752	$34	$12,545

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$11,635	$11,635	$—	$—
Forward foreign currency exchange contracts	21	—	21	—
Total assets at fair value	$11,656	$11,635	$21	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$11,635	$11,635	$—	$—
Forward foreign currency exchange contracts	110	—	110	—
Liability for contingent consideration, current and non-current	16,653	—	—	16,653
Total liabilities at fair value	$28,398	$11,635	$110	$16,653

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

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 7 - Derivatives and Hedging Activities.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Foreign currency contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accrued expenses and other liabilities, depending on the respective contracts' favorable or unfavorable positions.

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the Consolidated Balance Sheet. The fair value of contingent consideration (Level 3) is determined using a discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statement. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 15 - Accumulated Other Comprehensive Income.

The table below provides a summary of the changes in fair value of the Company’s only financial asset or liability, the contingent consideration for the CDC earnout that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2013 and 2012:

	Contingent Consideration for the Year Ended	Contingent Consideration for the Year Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Fair value at beginning of period	$16,653	$23,794
Payments	(4,777)	(2,000)
Change in fair value	1,843	120
Fluctuation due to foreign currency exchange	(1,174)	(5,261)
Fair value at end of period	$12,545	$16,653

The fair value of the liability for the contingent consideration recognized at June 30, 2013 was $12.5 million, of which $3.7 million is classified as current. As of June 30, 2012, the fair value of the contingent consideration was $16.7 million, of which $5.0 million was classified as current. The fair values of amounts owed are recorded in "current portion of contingent consideration" and "long-term portion of contingent consideration" in the Company's Consolidated Balance Sheet. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. Also, in accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the "change in fair value of contingent consideration" line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the Consolidated Income Statement contributed a loss of $1.8 million for the year ended June 30, 2013. Generally, the change in fair value of the contingent consideration will generate a loss as the earnout period lapses. In the current year, the loss was partially offset by a change in the estimated future results from a weaker Brazilian economic outlook from the time of acquisition. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven significant changes in the translation of the real-denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are estimated to be $16.6 million, based on the Company's best estimate as the earnout is based on a multiple of adjusted earnings.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

(9)	Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from four share-based compensation plans (the 1997 Stock Incentive Plan, the 1999 Director Plan, the 2002 Long-Term Incentive Plan, and the 2003 Director Plan), two of which (the 2002 Long-Term Incentive Plan and the 2003 Director Plan) are available for future grants. As of June 30, 2013, there were 1,749,057 and 74,100 shares available for future grant under the 2002 Long-Term Incentive Plan and the 2003 Director Plan, respectively. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA") or a restricted stock unit ("RSU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$2,125	$2,875	$3,106
Equity classified restricted stock	3,493	3,965	1,771
Total share-based compensation	$5,618	$6,840	$4,877

Stock Options

During the fiscal year ended June 30, 2013, the Company granted 205,973 stock options to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term ("expected volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Income Statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

The Company used the following weighted average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2013	2012	2011
Expected term	4.64 years	6.77 years	6.88 years
Expected volatility	42.90%	41.33%	42.92%
Risk-free interest rate	0.64%	1.42%	2.56%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per option	$10.48	$14.94	$17.21

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

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2013
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,629,959	$29.27
Granted during the period	205,973	31.24
Exercised during the period	(274,822)	19.02
Canceled, forfeited, or expired during the period	(82,827)	33.99
Outstanding, end of year	1,478,283	31.18	5.42	$3,675,901
Vested and expected to vest at June 30, 2013	1,477,980	31.18	5.41	$3,675,271
Exercisable, end of year	1,217,003	$30.95	4.65	$3,384,357

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2013 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2013, 2012, and 2011 was $3.1 million, $5.8 million, and $5.2 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2013
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	244,588	$33.02	$15.49
Granted	205,973	31.24	10.48
Vested	(178,804)	32.25	14.72
Canceled or forfeited	(10,477)	29.80	7.29
Unvested, end of year	261,280	$32.28	$12.40

As of June 30, 2013, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.34 years. The total fair value of options vested during the fiscal years ended June 30, 2013, 2012, and 2011 is $2.6 million, $2.9 million and $3.5 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.68 - $18.35	100,927	5.43	$18.14	100,927	$18.14
$18.35 - $22.01	9,400	0.43	21.58	9,400	21.58
$22.01 - $25.68	176,400	5.66	24.57	176,400	24.57
$25.68 - $29.35	90,500	3.30	27.65	80,500	27.48
$29.35 - $33.02	442,237	5.19	31.00	320,202	31.43
$33.02 - $36.69	658,819	5.86	35.69	529,574	35.91
	1,478,283	5.42	$31.18	1,217,003	$30.95

The Company issues shares to satisfy the exercise of options.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2013, the Company elected to grant 119,676 shares of restricted stock to employees and non-employee directors, of which 105,676 of these shares were issued in the form of RSUs:

	Fiscal Year Ended June 30, 2013
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on promotions	2,750	August 21, 2012	$29.87	Annually over 3 years
Certain employees, vesting based on certain service and performance conditions	10,886	August 21, 2012	29.87	August 21, 2012 through December 31, 2014
Certain employees	92,040	December 7, 2012	29.80	Annually over 3 years
Non-Employee Directors(1)	14,000	December 7, 2012	$29.80	6 months

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

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2013
	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	267,258	$32.46
Granted during the period	119,676	29.81
Vested during the period	(132,276)	31.01
Cancelled, forfeited, or expired during the period	(42,237)	32.64
Outstanding, end of year	212,421	$31.82

As of June 30, 2013, there was approximately $4.5 million of unrecognized compensation cost related to unvested restricted stock awards and units granted, which is expected to be recognized over a weighted average period of 1.34 years. The Company withheld 40,585 shares for income taxes during the fiscal year ended June 30, 2013.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

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

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Matching contributions	$509	$473	$419
Discretionary contributions	5,501	5,066	5,952
Total contributions	$6,010	$5,539	$6,371

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

(11)	Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Current:
Federal	$32,387	$37,736	$34,782
State	993	1,376	248
Foreign	3,921	3,703	5,008
Total current	37,301	42,815	40,038
Deferred:
Federal	(10,200)	(830)	(168)
State	(519)	(44)	(9)
Foreign	(8,218)	(5,018)	(1,498)
Total deferred	(18,937)	(5,892)	(1,675)
Provision for income taxes	$18,364	$36,923	$38,363

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
U.S. Federal income tax at statutory rate	$18,559	$38,924	$39,160
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	523	1,026	625
Tax credits	(1,629)	(1,122)	(312)
Valuation allowance	353	24	(195)
Effect of foreign operations, net	(1,342)	(2,309)	(2,054)
Stock compensation	(148)	86	239
Goodwill impairment	1,139	—	—
Other	909	294	900
Provision for income taxes	$18,364	$36,923	$38,363

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2013	2012
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$5,958	$6,456
Inventories	9,708	7,336
Nondeductible accrued expenses	375	512
Net operating loss carryforwards	4,065	2,931
Tax credits	1,021	583
Timing of amortization deduction from goodwill	6,403	1,795
Deferred compensation	5,205	4,331
Stock compensation	5,537	5,631
Timing of depreciation and other deductions for building and equipment	10,152	98
Total deferred tax assets	48,424	29,673
Valuation allowance	(893)	(541)
Total deferred tax assets, net of allowance	47,531	29,132
Deferred tax liabilities derived from:
Timing of amortization deduction from goodwill	(3,938)	(3,505)
Timing of amortization deduction from intangible assets	(2,506)	(4,130)
Total deferred tax liabilities	(6,444)	(7,635)
Net deferred tax assets	$41,087	$21,497

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Domestic	$64,581	$103,711	$96,436
Foreign	(11,555)	7,500	15,450
Worldwide pretax earnings	$53,026	$111,211	$111,886

At June 30, 2013 , the Company has (i) gross net operating loss carry forwards of approximately $0.1 million for U.S. Federal income tax purposes that will begin to expire in 2020; (ii) gross net operating loss carry forwards of approximately $0.9 million for state income tax purposes; (iii) foreign gross net operating loss carry forwards of approximately $11.9 million; (iv) state income tax credit carry forwards of approximately $0.2 million that will begin to expire in 2016; (v) withholding tax credits of approximately $0.8 million; and foreign tax credits of $0.1 million (vi). As of June 30, 2013, the Company reversed $0.1 million of the valuation reserve against foreign net operating loss carry-forwards. The Company maintains a $0.1 million valuation allowance for state net operating losses, and a $0.8 million valuation allowance for withholding tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

During the year, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $65.6 million at June 30, 2013. If these earnings were remitted to the U.S. they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $11.8 million.

Recent financial results in Europe have generated pre-tax losses, primarily the result of our European Communications business. To the extent the Europe Communications business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

As of June 30, 2013, the Company had gross unrecognized tax benefits of $1.0 million, $0.7 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of $0.2 million on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below for the years ending 2013, 2012 and 2011 were $0.9 million, $1.0 million and $0.9 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2013	2012	2011
	(in thousands)
Beginning Balance	$1,257	$1,181	$1,279
Additions based on tax positions related to the current year	240	163	173
Additions for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	(463)	(87)	(271)
Settlements	—	—	—
Ending Balance	$1,034	$1,257	$1,181
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

authorities in countries in which it operates. With few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2009.

(12)	Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through November 2020. Lease expense and future minimum lease payments under operating leases are as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Lease expense	$5,094	$5,025	$4,989

Payments
(in thousands)
Fiscal Year Ended June 30,
2014	$4,703
2015	3,741
2016	3,455
2017	2,922
2018	1,242
Thereafter	1,711
Total future minimum lease payments	$17,774

On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The term of the lease is 120 months with 2 consecutive 5-year extension options.

Commitments and Contingencies

A majority of the Company’s net revenues in 2013, 2012 and 2011 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

In fiscal 2009, the Company began developing a standardized Enterprise Resource Planning ("ERP") system that was intended to be used throughout the world and provide operational efficiencies. In January, 2013, through the Company's wholly-owned subsidiary Partner Services, Inc. ("PSI"), the Company filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). The lawsuit alleges, among other things, fraud, tortious misrepresentation and breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it has incurred and will continue to incur, as a result of Avanade's alleged misconduct.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

(13)	Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two reportable segments, based on product and service type.

Historically, the Company's reporting units coincided with its geographic operating segments of North America and International. In the fourth quarter of 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets, changing from a geographic to a technology focus. As part of this new structure, the Company formed two operating segments with a global technology focus: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by its centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the consolidated financial statements to conform to the new presentation.

Worldwide Barcode & Security Segment

The Barcode/Security distribution segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), and electronic physical security technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless infrastructure products.

Worldwide Communications & Services Segment

The Communications/Services distribution segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, including the ScanSource Catalyst business unit in North America, ScanSource Communications business units in North America and Europe, and the ScanSource Services Group business unit in North America. ScanSource Catalyst and ScanSource Communications business units market voice, video conferencing, data networking and converged communications solutions. The ScanSource Services Group business unit delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Sales:
Worldwide Barcode & Security	$1,828,219	$1,837,307	$1,615,461
Worldwide Communications & Services	1,048,745	1,177,989	1,051,070
	$2,876,964	$3,015,296	$2,666,531
Depreciation and amortization:
Worldwide Barcode & Security	$5,408	$6,590	$3,087
Worldwide Communications & Services	3,049	2,990	3,377
	$8,457	$9,580	$6,464
Operating income:
Worldwide Barcode & Security(1)	$34,665	$56,669	$56,918
Worldwide Communications & Services(2)	44,588	56,847	53,091
Corporate(3)	(28,210)	—	3,100
	$51,043	$113,516	$113,109
Assets:
Worldwide Barcode & Security	$609,939	$695,717	$681,387
Worldwide Communications & Services	387,097	438,442	436,858
Corporate	167,147	67,647	63,943
	$1,164,183	$1,201,806	$1,182,188
Capital expenditures:
Worldwide Barcode & Security	$446	$4,851	$523
Worldwide Communications & Services	973	2,707	331
Corporate	3,412	5,232	14,015
	$4,831	$12,790	$14,869

(1) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $15.1 million for the goodwill impairment in Brazil
(see also Note 5).

(2) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $5.4 million for the goodwill impairment in Europe
(see also Note 5).

(3) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $28.2 million for the impairment of our ERP project.
For the year ended June 30, 2011, the amount above reflects a recovery of a legal settlement.

Selected financial information by geography category is presented below:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Sales by Geography Category:
North America	$2,196,986	$2,285,342	$2,048,767
International	737,241	778,837	643,863
Less intercompany sales	(57,263)	(48,883)	(26,099)
	$2,876,964	$3,015,296	$2,666,531

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013

(14)	Restructuring Costs

In April 2013, the Company implemented a restructuring plan for its Communications business unit in Europe to support a strategy for profitable growth. In the March 2013 quarter, the Company recorded a liability for expected restructuring costs of $1.2 million related to the termination of employees for workforce reductions. This charge is included in selling, general and administration costs in the Consolidated Income Statements. The balance of the liability, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was approximately $0.5 million at June 30, 2013. Management expects the majority of the remaining severance reserves to be utilized during fiscal 2014.

(15)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(in thousands)
Currency translation adjustment	$(22,972)	$(21,691)	$3,768
Unrealized gain (loss) on fair value of interest rate swap	—	—	(139)
Accumulated other comprehensive income (loss)	$(22,972)	$(21,691)	$3,629

The tax effect of amounts in comprehensive income reflect a tax benefit of $0.7 million, tax benefit of $0.5 million, and tax expense of $0.1 million for the years ended June 30, 2013, 2012, and 2011 respectively.

(16)	Related Party Transactions

During fiscal years 2013, 2012, and 2011, the Company had sales of $2.5 million, $4.2 million, and $5.1 million, respectively, to companies affiliated with a member of management and a former minority shareholder of ScanSource Latin America’s Miami based operations. This individual left the Company in April 2013. At June 30, 2013 and 2012, accounts receivable from these companies totaled $0.0 million and $0.5 million, respectively.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

ITEM 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2013, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.
The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2013, a definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to the information presented under the headings "Board of Directors and Executive Officers," "Corporate Governance Matters – Section 16(a) Beneficial Reporting Compliance," "Corporate Governance Matters – Code of Ethics," "Corporate Governance Matters – Independent Directors," and "Corporate Governance Matters – Board Meetings and Committees – Audit Committee," in the Company’s 2013 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2013.

ITEM 11.	Executive Compensation.

Incorporated herein by reference to the information presented under the headings "Executive Compensation," "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company’s 2013 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information presented under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Company’s 2013 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to the information presented under the heading "Certain Relationships and Related Transactions" and "Corporate Governance Matters – Independent Directors" in the Company’s 2013 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2013.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the headings "Proposal Three – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services" and "Proposal Three – Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures" in the Company’s 2013 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements. For a list of the financial statements included in this Annual Report on Form 10-K, see "Index to the Financial Statements" on page 41.
(a)(2) Financial Statement Schedules. Schedule II – "Valuation and Qualifying Accounts" appears below.
(a)(3) Exhibits. The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2011	$19,204	7,488	(11,451)	8,265	$23,506
Trade and current note receivable allowance					$23,506
Year ended June 30, 2012	$23,506	7,134	(7,137)	902	$24,405
Trade and current note receivable allowance					$24,405
Year ended June 30, 2013	$24,405	10,333	(11,377)	2,118	$25,479
Trade and current note receivable allowance					$25,479

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)
"Other" amounts include recoveries and the effect of foreign currency fluctuations. The amount in 2011 includes $3.9 million of recoveries and $3.1 million of accounts receivable reserves acquired with CDC Brasil, S.A., on April 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 26, 2013

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 26, 2013
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 26, 2013
Michael L. Baur	(principal executive officer)

/s/ CHARLES A. MATHIS	Senior Vice President and Chief Financial Officer	August 26, 2013
Charles A. Mathis	(principal financial officer)

/s/ GERALD LYONS	Senior Vice President of Finance and Principal Accounting Officer	August 26, 2013
Gerald Lyons	(principal accounting officer)

/s/ MICHAEL J. GRAINGER	Director	August 26, 2013
Michael J. Grainger

/s/ STEVEN H. OWINGS	Director	August 26, 2013
Steven H. Owings

/s/ JOHN P. REILLY	Director	August 26, 2013
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 26, 2013
Charles R. Whitchurch

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement by and among ScanSource DO Brasil Participacoes LTDA as Buyer, Alexandre Machado De Campos Conde, Marcelo Duarte Hirsch, Gustavo Conde, Rosania De Souza Possebom, Juliane Possebom, Daniele Possebom, Gabriela Possebom, Adolar Nardes Junior and Caio Vinicius Domingos Nardes as Sellers; and CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, AECO Participacoes LTDA, Rhouse Participacoes LTDA and Nardes Administracao LTDA (as Agreeing Parties) dated April 7, 2011		8-K		2.1	4/15/2011
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/2004	3.1	2/3/2005
3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2008		8-K		3.1	12/9/2008
4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/1999	10.13	9/28/1999
10.2	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	9/30/2012	10.4	11/2/2012
10.3	Form of Restricted Stock Award (for ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	3/31/2011	10.3	5/6/2011
10.4	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	9/30/2012	10.5	11/2/2012
10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/2009
10.6	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.2	2/4/2011
10.7	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.3	2/4/2011
10.8	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.4	2/4/2011
10.9	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.5	2/4/2011
10.10	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.1	2/4/2009

10.11	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.2	2/4/2009
10.12	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.3	2/4/2009
10.13	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.2	12/7/2009
10.14	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.3	12/7/2009
10.15	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.4	12/7/2009
10.16	Founder's Supplemental Executive Retirement Plan Agreement		10-Q	3/31/2011	10.2	5/6/2011
10.17	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Michael L. Baur		10-K	6/30/2011	10.18	8/29/2011
10.18	First Amendment to Amended and Restated Employment Agreement effective July 1, 2012, between the Registrant and Michael L. Baur		10-Q	9/30/2012	10.2	11/2/2012
10.19	Letter from Michael L. Baur to Board of Directors	X
10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Richard P. Cleys		10-K	6/30/2011	10.19	8/29/2011
10.21	Letter Agreement between the Registrant and Richard P. Cleys		10-Q	12/31/2012	10.1	2/1/2013
10.22	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and R. Scott Benbenek		10-K	6/30/2011	10.20	8/29/2011
10.23	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and R. Scott Benbenek	X
10.24	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Andrea D. Meade		10-K	6/30/2011	10.21	8/29/2011
10.25	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and Andrea D. Meade	X
10.26	Amended and Restated Employment Agreement, dated June 6, 2011, between the Registrant and John J. Ellsworth		10-K	6/30/2011	10.22	8/29/2011
10.27	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and John J. Ellsworth	X
10.28	Employment Agreement effective December 17, 2012, between the Registrant and Charles A. Mathis		10-Q	12/31/2012	10.2	2/1/2013
10.29	First Amendment to Employment Agreement effective July 1, 2013 between the Registrant and Charles A. Mathis	X
10.30	Employment Agreement effective as of July 25, 2012 between the Registrant and Gerald Lyons		10-Q	9/30/2012	10.3	11/2/2012

10.31	Form of Restricted Stock Award Agreement for R. Scott Benbenek, dated June 6, 2011		10-K	6/30/2011	10.26	8/29/2011
10.32	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011		10-K	6/30/2011	10.27	8/29/2011
10.33	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012		10-K	6/30/2012	10.31	8/24/2012
	Bank Agreements
10.34	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto		10-Q	9/30/2011	10.1	11/4/2011
	Other Agreements
10.35+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	6/30/2007	10.26	8/29/2007
10.36+	US Avaya Contract with ScanSource, Inc.		10-K	6/30/2010	10.39	8/26/2010
10.37+++	Amendment to Distribution Agreement with Avaya.	X
10.38+++	Addendum to Distributor Agreement with Avaya.	X
10.39+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.		10-K	6/30/2010	10.40	8/26/2010
10.40+	Letter Agreement with US Motorola		10-K	6/30/2010	10.41	8/26/2010
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101++
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012, (ii) the Consolidated Income Statements for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text
X
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

+++
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.