Form 10-Q
period 2013-09-30
SCANSOURCE INC
filed 2013-11-01
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended September 30, 2013

Commission File Number: 000-26926

ScanSource, Inc.
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0965380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Logue Court
Greenville, South Carolina, 29615
(Address of principal executive offices)
(864) 288-2432
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post to such files.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, no par value per share	28,137,076 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2013

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2013. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995, should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$193,769	$148,164
Accounts receivable, less allowance of $27,966 at September 30, 2013 and $25,479 at June 30, 2013	443,256	435,028
Inventories	433,109	402,307
Prepaid expenses and other current assets	43,023	40,105
Deferred income taxes	15,522	16,456
Total current assets	1,128,679	1,042,060
Property and equipment, net	19,545	20,203
Goodwill	32,044	31,795
Other non-current assets, including identifiable intangible assets	71,589	70,125
Total assets	$1,251,857	$1,164,183
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—
Accounts payable	417,103	362,271
Accrued expenses and other current liabilities	57,967	59,983
Current portion of contingent consideration	5,453	3,732
Income taxes payable	10,730	1,696
Total current liabilities	491,253	427,682
Deferred income taxes	698	205
Long-term debt	5,429	5,429
Long-term portion of contingent consideration	4,053	8,813
Other long-term liabilities	26,676	26,098
Total liabilities	528,109	468,227
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,089,926 and 27,971,809 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	153,905	149,821
Retained earnings	588,544	569,107
Accumulated other comprehensive income (loss)	(18,701)	(22,972)
Total shareholders’ equity	723,748	695,956
Total liabilities and shareholders’ equity	$1,251,857	$1,164,183

June 30, 2013 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2013	2012
Net sales	$731,904	$733,605
Cost of goods sold	655,405	659,565
Gross profit	76,499	74,040
Selling, general and administrative expenses	47,540	47,061
Change in fair value of contingent consideration	738	764
Operating income	28,221	26,215
Interest expense	247	124
Interest income	(574)	(633)
Other (income) expense, net	109	(15)
Income before income taxes	28,439	26,739
Provision for income taxes	9,002	9,097
Net income	$19,437	$17,642
Per share data:
Weighted-average shares outstanding, basic	28,034	27,618
Net income per common share, basic	$0.69	$0.64

Weighted-average shares outstanding, diluted	28,257	27,901
Net income per common share, diluted	$0.69	$0.63

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2013	2012
Net income	$19,437	$17,642
Foreign currency translation adjustment	4,271	3,137
Comprehensive income	$23,708	$20,779

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,437	$17,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,869	2,228
Amortization of debt issue costs	86	86
Provision for doubtful accounts	2,930	2,039
Share-based compensation and restricted stock	1,157	1,716
Deferred income taxes	(255)	(1,288)
Excess tax benefits from share-based payment arrangements	(274)	(608)
Change in fair value of contingent consideration	738	764
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,250)	1,913
Inventories	(28,617)	7,008
Prepaid expenses and other assets	(3,528)	2,835
Other non-current assets	(538)	(2,792)
Accounts payable	53,698	(36,457)
Accrued expenses and other liabilities	(2,014)	(1,636)
Income taxes payable	9,262	8,949
Net cash provided by (used in) operating activities	45,701	2,399
Cash flows from investing activities:
Capital expenditures	(215)	(2,006)
Net cash provided by (used in) investing activities	(215)	(2,006)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	—	(4,452)
Borrowings on revolving credit	—	169,389
Repayments on revolving credit	—	(157,336)
Contingent consideration payments	(3,644)	—
Exercise of stock options	2,786	759
Excess tax benefits from share-based payment arrangements	274	608
Net cash provided by (used in) financing activities	(584)	8,968
Effect of exchange rate changes on cash and cash equivalents	703	197
Increase (decrease) in cash and cash equivalents	45,605	9,558
Cash and cash equivalents at beginning of period	148,164	29,173
Cash and cash equivalents at end of period	$193,769	$38,731

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS Barcode and Security through its Worldwide Barcode & Security segment and Communications through its Worldwide Communications & Services segment.

The Company operates in North America, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2013 and June 30, 2013, the results of operations for the quarter ended September 30, 2013 and 2012, the statements of comprehensive income for the quarter ended September 30, 2013 and 2012 and the statements of cash flows for the three months ended September 30, 2013 and 2012. The results of operations for the quarter ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

We have restated the presentation of borrowings and repayments on revolving credit in the statements of cash flows for the three months ended September 30, 2012. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification ("ASC") Topic 230. The correction had no effect on net cash used in financing activities, and the gross amounts have historically been disclosed in the debt footnote.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2013 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand. Checks released but not yet cleared from these accounts in the amounts of $40.1 million and $65.9 million are included in accounts payable as of September 30, 2013 and June 30, 2013, respectively.

Recent Accounting Pronouncements

No new accounting pronouncements.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net Income	$19,437	$17,642
Denominator:
Weighted-average shares, basic	28,034	27,618
Dilutive effect of share-based payments	223	283
Weighted-average shares, diluted	28,257	27,901

Net income per common share, basic	$0.69	$0.64
Net income per common share, diluted	$0.69	$0.63

For the quarter ended September 30, 2013 and 2012, weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 751,435 and 1,058,235, respectively.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2013	June 30, 2013
	(in thousands)
Foreign currency translation adjustment	$(18,701)	$(22,972)
Accumulated other comprehensive income (loss)	$(18,701)	$(22,972)
The tax effect of amounts in comprehensive income reflect a tax benefit of $0.2 million and $0.7 million for the quarters ended September 30, 2013 and June 30, 2013, respectively.
(4) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2013, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2013	$16,329	$15,466	$31,795
Foreign currency translation adjustment	249	—	249
Balance as of September 30, 2013	$16,578	$15,466	$32,044

Included within other non-current assets in the Condensed Consolidated Balance Sheets are net identifiable intangible assets of $18.9 million and $19.8 million at September 30, 2013 and June 30, 2013, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, and distributor agreements.

(5) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of September 30, 2013 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. There were no outstanding balances at September 30, 2013 and June 30, 2013.

Revolving Credit Facility

On October 11, 2011, the Company amended and restated its primary multi-currency revolving credit facility with a syndicate of banks that was scheduled to mature on September 28, 2012. The Company entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The Company incurred $1.4 million in debt issuance costs that were capitalized to other assets, including identifiable intangible assets, on the Condensed Consolidated Balance Sheets and are being amortized on a straight-line basis through October 11, 2016, the maturity date of the New Credit Agreement.

At the Company's option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25%for alternate base rate loans. The spread in effect as of September 30, 2013 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of September 30, 2013. There were no outstanding balances at September 30, 2013 and June 30, 2013.

The average daily balance during the three month period ended September 30, 2013 and 2012 was $0.0 million and $10.5 million, respectively.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. As of September 30, 2013, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of September 30, 2013 and June 30, 2013 and is included in long-term debt. The interest rate at September 30, 2013 and June 30, 2013 was 1.03% and 1.04%, respectively.

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

The Company had contracts outstanding with notional amounts of $74.6 million and $81.3 million to exchange foreign currencies as of September 30, 2013 and June 30, 2013, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2013	2012
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$2,179	$1,223
Net foreign currency transactional and re-measurement (gains) losses	(2,020)	(1,150)
Net foreign currency (gains) losses	$159	$73

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

The Company has the following derivative instruments located on its Condensed Consolidated Balance Sheets, utilized for the risk management purposes detailed above:

	As of September 30, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$50
Derivative liabilities:(b)
Foreign exchange contracts	$—	$122

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC' or "ScanSource Brasil"). The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the alternate base rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,201	$15,201	$—	$—
Forward foreign currency exchange contracts	50	—	50	—
Total assets at fair value	$15,251	$15,201	$50	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,201	$15,201	$—	$—
Forward foreign currency exchange contracts	122	—	122	—
Liability for contingent consideration, current and non-current portion	9,506	—	—	9,506
Total liabilities at fair value	$24,829	$15,201	$122	$9,506

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$13,752	$13,752	$—	$—
Forward foreign currency exchange contracts	308	—	308	—
Total assets at fair value	$14,060	$13,752	$308	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$13,752	$13,752	$—	$—
Forward foreign currency exchange contracts	34	—	34	—
Liability for contingent consideration, current and non-current portion	12,545	—	—	12,545
Total liabilities at fair value	$26,331	$13,752	$34	$12,545

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

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 6 - Derivatives and Hedging Activities. Foreign currency contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accrued expenses and other liabilities, depending on the respective contracts' favorable or unfavorable positions.

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the Condensed Consolidated Balance Sheets. The fair value of contingent consideration (Level 3) is determined using a discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income.

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarter ended September 30, 2013 and 2012:

	Contingent consideration for the quarter ended
	September 30,
	2013	2012
	(in thousands)
Fair value at beginning of period	$12,545	$16,653
Payments	(3,644)	—
Change in fair value of contingent consideration	738	764
Foreign currency translation adjustment	(133)	(75)
Fair value at end of period	$9,506	$17,342

The fair value of the liability for the contingent consideration recognized at September 30, 2013 was $9.5 million of which $5.5 million is classified as current. The fair values of amounts owed are recorded in "current portion of contingent consideration" and "long-term portion of contingent consideration" in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the "change in fair value of contingent consideration" line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed losses of $0.7 million for the quarter ended September 30, 2013, respectively. The change this quarter is largely driven by the recurring amortization of the unrecognized fair value discount and changes in actual results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $12.9 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two reportable segments, based on product and service type.

Historically, the Company's reporting units coincided with its geographic operating segments of North America and International. In the fourth quarter of fiscal 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets, changing from a geographic to a technology focus. As part of this new structure, the Company formed two operating segments with a global technology focus: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by its centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the condensed consolidated financial statements to conform to the new presentation.

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

	Quarter ended
	September 30,
	2013	2012
	(In thousands)
Sales:
Worldwide Barcode & Security	$450,644	$456,187
Worldwide Communications & Services	281,260	277,418
	$731,904	$733,605

Depreciation and amortization:
Worldwide Barcode & Security	$1,082	$1,448
Worldwide Communications & Services	787	780
	$1,869	$2,228
Operating income:
Worldwide Barcode & Security	$11,959	$12,625
Worldwide Communications & Services	16,262	13,590
	$28,221	$26,215
Capital expenditures:
Worldwide Barcode & Security	$141	$120
Worldwide Communications & Services	74	320
Corporate	—	1,566
	$215	$2,006

Sales by Geography Category:
North America	$570,358	$565,298
International	173,564	187,792
Less intercompany sales	(12,018)	(19,485)
	$731,904	$733,605

	September 30, 2013	June 30, 2013
	(in thousands)
Assets:
Worldwide Barcode & Security	$629,505	$609,939
Worldwide Communications & Services	417,122	387,097
Corporate	205,230	167,147
	$1,251,857	$1,164,183

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

	September 30, 2013	June 30, 2013
	(in thousands)
Assets
Prepaid expenses and other current assets	$5,028	$5,061
Other non-current assets	$2,886	$2,905
Liabilities
Other current liabilities	$5,028	$5,061
Other long-term liabilities	$2,886	$2,905

Changes in these contingent liabilities and receivables from June 30, 2013 are primarily driven by foreign currency translation.

(10) Income Taxes
The Company had approximately $1.1 million and $1.0 million of total gross unrecognized tax benefits as of September 30, 2013 and June 30, 2013. Of this total at September 30, 2013, approximately $0.7 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2013, the Company had approximately $0.9 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. As a result of a change in our effective state tax rate, an adjustment to deferred tax assets was accounted for discretely, resulting in a net tax benefit of $0.7 million for the quarter ended September 30, 2013.

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
Financial results in prior quarters have generated pre-tax losses in Europe, which were primarily the result of our European Communications business, and could affect the valuation of certain deferred tax assets. During the current quarter, the European Communications business generated a pre-tax profit. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

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

The Company operates in North America, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe principally from its distribution center in Belgium.

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

In the fourth quarter of fiscal 2013, we announced a new management structure to enhance our worldwide technology markets focus and growth strategy. This strategy focuses on our barcode, security and communication technologies. Our worldwide management structure created new leadership roles and reporting segments to globally leverage the Company's leadership in specific technology markets. As a part of this new structure, ScanSource has created two technology segments, each with its own president. The two segments are Worldwide Barcode & Security, which includes ScanSource POS and Barcode and ScanSource Security business units, and Worldwide Communications & Services, which encompasses ScanSource Catalyst, ScanSource Communications and ScanSource Services Group business units. The new reporting segments of Worldwide Barcode & Security and Worldwide Communications & Services replace the geographic segments of North America and International and give us the ability to leverage our size and experience to deliver more value to our vendor and reseller partners in our existing markets.

Our objective is to continue to grow profitable sales in the technologies we distribute with emphasis on growth in security and communication technologies. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies continue to experience increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

One of our recent changes has been in our Latin America subsidiary in recent quarters. This unit has been experiencing a significant drop in revenue in Venezuela due to increased country-specific risks. In Venezuela, the Company's transactions are denominated in U.S. dollars; however, our Venezuelan resellers are having difficulties getting U.S. dollars to pay us since the government controls the available U.S. dollars within the country. Hence, we have heightened risk of collectability in this country. At September 30, 2013, the Company held $2.2 million in accounts receivable with 100% reserves specific to accounts receivable in this country.

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States Generally Accepted Accounting Principles ("GAAP"), we also disclose certain non-GAAP financial measures. These measures include return on invested capital ("ROIC") and "constant currency," a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Return on Invested Capital

Management uses ROIC as a performance measurement to assess efficiency at allocating capital under the Company's control to generate returns. Management believes this metric balances the Company's operating results with asset and liability management, has no impact on capitalization decisions, is easily computed, communicated and understood, and is considered to have a strong correlation with shareholder value creation. ROIC also provides management a measure of the Company's profitability on a basis more comparable to historical or future periods. In addition, the Company's Board of Directors uses ROIC in evaluating business and management performance. Certain management incentive compensation targets are set and measured relative to ROIC.

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended September 30, 2013 and 2012, respectively:

	Quarter ended September 30,
	2013	2012
Return on invested capital ratio, annualized(a)	16.9%	17.0%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarters, respectively.

The discussion that follows this overview explains the change in ROIC from the comparative period. ROIC assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance. We believe the calculation of ROIC provides useful information to investors and is an additional relevant comparison of our performance during the year.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2013	2012
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$19,437	$17,642
Plus: income taxes	9,002	9,097
Plus: interest expense	247	124
Plus: depreciation & amortization(a)	1,869	2,314
EBITDA (numerator for ROIC) (non-GAAP)	$30,555	$29,177
(a) Depreciation & amortization for the quarter ended September 30, 2012 includes debt issue costs of $0.1 million.

	Quarter ended September 30,
	2013	2012
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$695,956	$652,311
Equity – end of the quarter	723,748	676,136
Average equity	709,852	664,224
Average funded debt (a)	5,429	16,563
Invested capital (denominator for ROIC) (non-GAAP)	$715,281	$680,787

(a)	Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Results of Operations
Currency

We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the weighted average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar using the comparable weighted average foreign exchange rates from the prior year period. This information is provided to view financial results without the impact of fluctuations in foreign currency rates, thereby enhancing comparability between reporting periods.

Net Sales
The Company has two reportable segments, which are based on product categories. The following tables summarize the Company’s net sales results for each of these product categories and by geographic location for the comparable quarters ended September 30, 2013 and 2012, respectively:

	Quarter ended September 30,
Segments:	2013	2012	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$450,644	$456,187	$(5,543)	(1.2)%
Worldwide Communications & Services	281,260	277,418	3,842	1.4%
Total net sales	$731,904	$733,605	$(1,701)	(0.2)%

	Quarter ended September 30,
Geographic sales:	2013	2012	$ Change	% Change
	(in thousands)
North American (U.S. and Canada)	$558,340	$545,813	$12,527	2.3%
International	173,564	187,792	(14,228)	(7.6)%
Total net sales	$731,904	$733,605	$(1,701)	(0.2)%

Worldwide Barcode & Security

The Barcode/Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. Sales for the Barcode/Security distribution segment decreased $5.5 million compared to the prior year quarter. The decline in Barcode sales is largely due to slower big deal activity and continued competitive pressures in Europe and Latin America. Meanwhile, ScanSource Security sales increased 7.4% over the prior year quarter.

Worldwide Communications & Services
The Communications/Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. Sales for the Communications/Services segment increased $3.8 million compared to the prior year quarter. Our North American Communications business unit continues to show year-over-year growth primarily due to increases in big deals and growth in key vendor lines.
Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended September 30, 2013 and 2012, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$40,731	$41,261	$(530)	(1.3)%	9.0%	9.0%
Worldwide Communications & Services	35,768	32,779	2,989	9.1%	12.7%	11.8%
Gross profit	$76,499	$74,040	$2,459	3.3%	10.5%	10.1%

Worldwide Barcode & Security

Gross profit for the Barcode/Security distribution segment decreased slightly for the quarter ended September 30, 2013. As a percentage of net sales, our gross profit remained flat compared to the prior year quarter. The reduction in gross margin dollars is directly related to lower sales volumes.

Worldwide Communications & Services

In our Communications/Services distribution segment, gross profit increased for the quarter ended September 30, 2013, compared to the prior period. As a percentage of net sales for the segment, gross profit increased to 12.7% from 11.8% in the prior year quarter. The increase in gross margin is primarily due to improved vendor programs and a reduction in inventory reserve expense.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2013 and 2012, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$47,540	$47,061	$479	1.0%	6.5%	6.4%
Change in fair value of contingent consideration	738	764	(26)	(3.4)%	0.1%	0.1%
Operating expense	$48,278	$47,825	$453	0.9%	6.6%	6.5%

Selling, general and administrative expense ("SG&A") increased $0.5 million for the quarter ended September 30, 2013. As a percentage of net sales, SG&A totaled 6.5% for the quarter ended September 30, 2013, up from 6.4% for the quarter ended September 30, 2012. SG&A expenses for the current quarter included higher bad debt expenses in both of our European business units and North America POS & Barcode.

We have elected to present changes in fair value of the contingent consideration owed to the former shareholders of CDC separately from other SG&A expenses. In the current quarter, we have recorded fair value adjustment losses of $0.7 million. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount and changes in actual results.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2013 and 2012, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$11,959	$12,625	$(666)	(5.3)%	2.7%	2.8%
Worldwide Communications & Services	16,262	13,590	2,672	19.7%	5.8%	4.9%
Operating income	$28,221	$26,215	$2,006	7.7%	3.9%	3.6%

Worldwide Barcode & Security

For the Barcode/Security distribution segment, operating income decreased $0.7 million from the prior year quarter. Operating income as a percentage of net sales decreased to 2.7% for the quarter ended September 30, 2013. The decrease in the operating income percentage in Barcode/Security for the current quarter is primarily the result of a decrease in revenues and an increase in bad debt expenses.

Worldwide Communications & Services

For the Communications/Services distribution segment, operating income increased $2.7 million for the quarter ended September 30, 2013, compared with operating income for the prior year period. The increase is primarily due to margin improvements as described above.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters ended September 30, 2013 and 2012, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$247	$124	$123	99.2%	0.0%	0.0%
Interest income	(574)	(633)	59	(9.3)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	159	73	86	117.8%	0.0%	0.0%
Other, net	(50)	(88)	38	(43.2)%	(0.0)%	(0.0)%
Total other (income) expense, net	$(218)	$(524)	$306	(58.4)%	(0.1)%	(0.1)%

Interest expense reflects interest incurred on borrowings from the Company’s revolving credit facility and other long-term debt borrowings, as well as non-utilization fees and the amortization of debt issuance costs in the quarter ended September 30, 2013.

Interest income for the quarter ended September 30, 2013 was $0.6 million and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash-equivalents.

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

Provision for Income Taxes

For the quarter ended September 30, 2013, income tax expense was $9.0 million reflecting an effective tax rate of 31.65%, which was lower than the 34.0% effective tax rate of the corresponding prior year period. The decrease in the effective tax rate from the prior year period is due to the recognition of a discrete item. As a result of a change in our effective state tax rate, an adjustment to deferred tax assets was accounted for discretely, resulting in a net tax benefit of $0.7 million for the quarter ended September 30, 2013.  Excluding the recognition of the discrete item, the effective tax rate for the quarter ended September 30, 2013 would have been 34.2%, which is our estimate of the annual effective tax rate for the full fiscal year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $300 million revolving credit facility, Industrial Revenue Bond and our European subsidiary’s €6 million line of credit. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. Overall, as our sales volumes increase, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which in general, results in increased cash flow from operating activities.

Our cash and cash equivalent balance totaled $193.8 million at September 30, 2013, compared to $148.2 million at June 30, 2013, of which $32.2 million and $23.8 million were held outside of the United States as of September 30, 2013 and June 30, 2013, respectively.

Cash balances are generated and used in many locations throughout the world. The Company provides for U.S. income taxes for the earnings of its Canadian subsidiary.  Earnings from all other geographies are considered retained indefinitely for reinvestment. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds.

As mentioned above, our business model typically yields an inverse relationship between cash flows from operating activities and our sales volumes. Net sales are down $1.7 million from the prior year three month period. On a constant currency basis, net sales are down $2.7 million. The primary driver for the current quarter cash inflow of $45.7 million is due to the timing of certain vendor payments compared to the inflow of $2.4 million in the prior year three month period.

Our net investment in working capital has increased to $637.4 million at September 30, 2013 from $614.4 million at June 30, 2013 and increased compared to the September 30, 2012 balance of $566.1 million. Net working capital has increased $23.0 million since June 30, 2013. The increase is largely attributable to increases in our cash balance resulting from earnings in the current quarter. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors as well as cash generated or used by other financing and investing activities.

The number of days sales in receivables ("DSO") was 55 days at September 30, 2013, compared to 55 and 56 days at June 30, 2013 and September 30, 2012, respectively. Inventory turned 6.3 times during the first quarter of fiscal year 2014 versus 6.2 and 5.4 times in the sequential and prior year quarters, respectively.

Cash used in investing activities for the three months ended September 30, 2013 was $0.2 million, compared to $2.0 million used in the prior year period. Current year capital expenditures are attributable to building improvements while prior year investing cash flows are primarily attributable to investments that were subsequently disposed of. Management expects capital spending for fiscal 2014 to range from $3 million to $5 million.

On October 11, 2011, we refinanced the $250 million revolving credit facility, which was due on September 28, 2012. We entered into a five-year, $300 million multi-currency senior secured revolving credit facility pursuant to the terms of an Amended and Restated Credit Agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders named therein. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million subject to obtaining commitments for the incremental capacity from existing or new lenders. We incurred $1.4 million in debt issuance costs that were capitalized to other assets, which are being amortized on a straight-line basis through the maturity date of the New Credit Agreement on October 11, 2016.

For the three months ended September 30, 2013, cash used in financing activities amounted to $0.6 million, in comparison to $9.0 million cash provided by financing activities in the prior year period. The change in cash used in financing activities is primarily attributable to less borrowing activity on our Revolving Credit Facility as a result of lower sales volumes.

At our option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the New Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the New Credit Agreement). We were in compliance with all covenants under the credit facility as of September 30, 2013.

There were no outstanding borrowings on our $300 million revolving credit facility as of September 30, 2013 and June 30, 2013.

On a gross basis, we made zero borrowings and repayments on our Revolving Credit Facility in the three months ended September 30, 2013. In the prior year-to-date period, we borrowed $169.4 million and repaid $157.3 million. The average daily balance on the Revolving Credit Facility was $0.0 million and $10.5 million for the three months ended September 30, 2013 and 2012, respectively. There were no standby letters of credits issued and outstanding as of September 30, 2013, leaving $300 million available for additional borrowings.

In addition to our multi-currency $300 million revolving credit facility, we have a €6.0 million subsidiary line of credit utilized by our European operations which bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. There were no outstanding borrowings as of September 30, 2013 and June 30, 2013. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made its first three payments to the former shareholders. As of September 30, 2013, we have $9.5 million recorded for the earnout obligation, of which $5.5 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of August 26, 2013.

Accounting Standards Recently Issued

There are currently no new accounting standards issued that are expected to have a significant impact on our financial position, results of operations and cash flows upon adoption.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2013 for a complete listing of our significant accounting policies.

Goodwill

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 7 of the Company's 2013 Annual Report on Form 10-K under Critical Accounting Policies, we performed our annual goodwill impairment test for the European POS & Barcode and ScanSource Latin America reporting units as of June 30, 2013 and found that the fair value of the reporting units exceeded their carrying values by 7.2% and 9.7%, respectively. In addition, we recorded an impairment of a portion of the goodwill balance for our ScanSource Brasil reporting unit, and we fully impaired the goodwill associated with our European Communications reporting unit.

We monitor results of these reporting units on a quarterly basis, as not meeting estimated expectations or changes to the projected future results of their operations could result in a future impairment of goodwill for these reporting entities. Based on current projected future results, we do not believe there is a more likely than not expectation that a goodwill impairment exists. The goodwill associated with the ScanSource Brasil, European POS & Barcode and ScanSource Latin America goodwill testing units as of September 30, 2013 is $3.2 million, $4.7 million and $4.0 million respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended September 30, 2013 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At September 30, 2013,the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At September 30, 2013, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013. During the quarter ended September 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2013, on January 2, 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). On September 9, 2013 PSI filed an amended lawsuit against Avanade alleging breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it incurred and believes will continue to incur, as a result of Avanade's alleged breach. On September 30, 2013, Avanade filed a response to PSI’s claims and asserted claims of its own against PSI regarding payments that PSI allegedly owes Avanade. PSI believes Avanade’s filing was untimely and filed a motion to dismiss Avanade’s claims against PSI on October 18, 2013.

Item 1A.	Risk Factors

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year-ended June 30, 2013 which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results..

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash flows for the three months ended September 30, 2013 and 2012; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 1, 2013	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	November 1, 2013	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 1, 2013	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarters ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012; and (v) the notes to the Condensed Consolidated Financial Statements.