Form 10-K/A
period 2013-06-30
SCANSOURCE INC
filed 2014-01-31
CIK 918965

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, originally filed on August 26, 2013 (the “Original 10-K”), of ScanSource, Inc. (the “Company”). The Company is filing this Amendment to replace Exhibit 10.38 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.38.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on August 26, 2013. The Original 10-K has not been amended or updated to reflect events occurring after August 26, 2013, except as specifically set forth in this Amendment.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(b) Exhibits. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date: January 31, 2014	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date: January 31, 2014	Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date: January 31, 2014	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Share Purchase and Sale Agreement by and among ScanSource DO Brasil Participacoes LTDA as Buyer, Alexandre Machado De Campos Conde, Marcelo Duarte Hirsch, Gustavo Conde, Rosania De Souza Possebom, Juliane Possebom, Daniele Possebom, Gabriela Possebom, Adolar Nardes Junior and Caio Vinicius Domingos Nardes as Sellers; and CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, AECO Participacoes LTDA, Rhouse Participacoes LTDA and Nardes Administracao LTDA (as Agreeing Parties) dated April 7, 2011		8-K		2.1	4/15/2011

3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/2004	3.1	2/3/2005

3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2008		8-K		3.1	12/9/2008

4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/1994

	Executive Compensation Plans and Arrangements

10.1	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/1999	10.13	9/28/1999

10.2	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	9/30/2012	10.4	11/2/2012

10.3	Form of Restricted Stock Award (for ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	3/31/2011	10.3	5/6/2011

10.4	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	9/30/2012	10.5	11/2/2012

10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/2009

10.6	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.2	2/4/2011

10.7	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.3	2/4/2011

10.8	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.4	2/4/2011

10.9	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.5	2/4/2011

10.10	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.1	2/4/2009

10.11	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.2	2/4/2009

10.12	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.3	2/4/2009

10.13	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.2	12/7/2009

10.14	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.3	12/7/2009

10.15	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.4	12/7/2009

10.16	Founder’s Supplemental Executive Retirement Plan Agreement		10-Q	3/31/2011	10.2	5/6/2011

10.17	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Michael L. Baur		10-K	6/30/2011	10.18	8/29/2011

10.18	First Amendment to Amended and Restated Employment Agreement effective July 1, 2012, between the Registrant and Michael L. Baur		10-Q	9/30/2012	10.2	11/2/2012

10.19	Letter from Michael L. Baur to Board of Directors	(1)

10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Richard P. Cleys		10-K	6/30/2011	10.19	8/29/2011

10.21	Letter Agreement between the Registrant and Richard P. Cleys		10-Q	12/31/2012	10.1	2/1/2013

10.22	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and R. Scott Benbenek		10-K	6/30/2011	10.20	8/29/2011

10.23	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and R. Scott Benbenek	(1)

10.24	Amended and Restated Employment Agreement ,effective as of June 6, 2011, between the Registrant and Andrea D. Meade		10-K	6/30/2011	10.21	8/29/2011

10.25	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and Andrea D. Meade	(1)

10.26	Amended and Restated Employment Agreement, dated June 6, 2011, between the Registrant and John J. Ellsworth		10-K	6/30/2011	10.22	8/29/2011

10.27	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and John J. Ellsworth	(1)

10.28	Employment Agreement effective December 17, 2012, between the Registrant and Charles A. Mathis		10-Q	12/31/2012	10.2	2/1/2013

10.29	First Amendment to Employment Agreement effective July 1, 2013 between the Registrant and Charles A. Mathis	(1)

10.30	Employment Agreement effective as of July 25, 2012 between the Registrant and Gerald Lyons		10-Q	9/30/2012	10.3 1	11/2/2012

10.31	Form of Restricted Stock Award Agreement for R. Scott Benbenek, dated June 6, 2011		10-K	6/30/2011	10.26	8/29/2011

10.32	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011		10-K	6/30/2011	10.27	8/29/2011

10.33	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012		10-K	6/30/2012	10.31	8/24/2012

	Bank Agreements

10.34	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto		10-Q	9/30/2011	10.1	11/4/2011

	Other Agreements

10.35+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International,Inc.		10-K	6/30/2007	10.26	8/29/2007

10.36+	US Avaya Contract with ScanSource, Inc.		10-K	6/30/2010	10.39	8/26/2010

10.37+++	Amendment to Distribution Agreement with Avaya.	(1)

10.38+++	Addendum to Distributor Agreement with Avaya.	X

10.39+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.		10-K	6/30/2010	10.40	8/26/2010

10.40+	Letter Agreement with US Motorola		10-K	6/30/2010	10.41	8/26/2010

21.1	Subsidiaries of the Company	(1)

23.1	Consent of Ernst & Young LLP	(1)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101++	The following materials from our Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012, (ii) the Consolidated Income Statements for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	(1)

(1)	Filed with the Original 10-K.
+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.
++	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+++	Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.