Form 10-Q
period 2013-12-31
SCANSOURCE INC
filed 2014-02-06
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2013

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2014
Common Stock, no par value per share	28,505,970 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2013

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$157,130	$148,164
Accounts receivable, less allowance of $29,545 at December 31, 2013 and $25,479 at June 30, 2013	438,358	435,028
Inventories	467,202	402,307
Prepaid expenses and other current assets	40,731	40,105
Deferred income taxes	16,815	16,456
Total current assets	1,120,236	1,042,060
Property and equipment, net	18,890	20,203
Goodwill	31,994	31,795
Other non-current assets, including net identifiable intangible assets	67,182	70,125
Total assets	$1,238,302	$1,164,183
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$383,996	$362,271
Accrued expenses and other current liabilities	59,705	59,983
Current portion of contingent consideration	5,229	3,732
Income taxes payable	2,137	1,696
Total current liabilities	451,067	427,682
Deferred income taxes	201	205
Long-term debt	5,429	5,429
Long-term portion of contingent consideration	4,318	8,813
Other long-term liabilities	25,841	26,098
Total liabilities	486,856	468,227
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,472,276 and 27,971,809 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	163,680	149,821
Retained earnings	606,842	569,107
Accumulated other comprehensive income (loss)	(19,076)	(22,972)
Total shareholders’ equity	751,446	695,956
Total liabilities and shareholders’ equity	$1,238,302	$1,164,183

June 30, 2013 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$740,618	$747,716	$1,472,522	$1,481,320
Cost of goods sold	663,362	673,365	1,318,767	1,332,930
Gross profit	77,256	74,351	153,755	148,390
Selling, general and administrative expenses	49,296	49,393	96,836	96,454
Change in fair value of contingent consideration	499	533	1,237	1,296
Operating income	27,461	24,425	55,682	50,640
Interest expense	235	130	482	254
Interest income	(525)	(532)	(1,099)	(1,166)
Other (income) expense, net	(58)	53	51	39
Income before income taxes	27,809	24,774	56,248	51,513
Provision for income taxes	9,511	8,417	18,513	17,514
Net income	$18,298	$16,357	$37,735	$33,999
Per share data:
Weighted-average shares outstanding, basic	28,293	27,713	28,164	27,665
Net income per common share, basic	$0.65	$0.59	$1.34	$1.23

Weighted-average shares outstanding, diluted	28,597	27,958	28,434	27,928
Net income per common share, diluted	$0.64	$0.59	$1.33	$1.22

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$18,298	$16,357	$37,735	$33,999
Foreign currency translation adjustment	(375)	2,177	3,896	5,314
Comprehensive income	$17,923	$18,534	$41,631	$39,313

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$37,735	$33,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,647	4,416
Amortization of debt issuance costs	164	173
Provision for doubtful accounts	6,416	5,333
Share-based compensation and restricted stock	2,170	3,153
Deferred income taxes	230	(1,957)
Excess tax benefits from share-based payment arrangements	(881)	(849)
Change in fair value of contingent consideration	1,237	1,296
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,167)	4,978
Inventories	(62,353)	5,607
Prepaid expenses and other assets	(2,128)	(1,741)
Other non-current assets	404	(2,973)
Accounts payable	21,225	(68,414)
Accrued expenses and other liabilities	(664)	5,616
Income taxes payable	1,314	1,375
Net cash provided by (used in) operating activities	1,349	(9,988)
Cash flows from investing activities:
Capital expenditures	(422)	(3,204)
Net cash provided by (used in) investing activities	(422)	(3,204)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	—	(3,912)
Borrowings on revolving credit	—	435,167
Repayments on revolving credit	—	(413,825)
Debt issuance costs	(468)	—
Contingent consideration payments	(3,646)	(4,716)
Exercise of stock options	11,055	1,458
Excess tax benefits from share-based payment arrangements	881	849
Net cash provided by (used in) financing activities	7,822	15,021
Effect of exchange rate changes on cash and cash equivalents	217	453
Increase (decrease) in cash and cash equivalents	8,966	2,282
Cash and cash equivalents at beginning of period	148,164	29,173
Cash and cash equivalents at end of period	$157,130	$31,455

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2013 and June 30, 2013, the results of operations for the quarters and six months ended December 31, 2013 and 2012, the statements of comprehensive income for the quarters and six months ended December 31, 2013 and 2012 and the statements of cash flows for the six months ended December 31, 2013 and 2012. The results of operations for the quarters and six months ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements.

We have restated the presentation of borrowings and repayments on revolving credit in the statements of cash flows for the six months ended December 31, 2012. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification ("ASC") Topic 230. The correction had no effect on net cash used in financing activities, and the gross amounts have historically been disclosed in the debt footnote.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter and six months ended December 31, 2013 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $107.1 million and $65.9 million are included in accounts payable as of December 31, 2013 and June 30, 2013, respectively.

Recent Accounting Pronouncements

There are currently no new accounting pronouncements that are expected to have a significant impact on our financial position, results of operations and cash flows.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net Income	$18,298	$16,357	$37,735	$33,999
Denominator:
Weighted-average shares, basic	28,293	27,713	28,164	27,665
Dilutive effect of share-based payments	304	245	270	263
Weighted-average shares, diluted	28,597	27,958	28,434	27,928

Net income per common share, basic	$0.65	$0.59	$1.34	$1.23
Net income per common share, diluted	$0.64	$0.59	$1.33	$1.22

For the quarter and six months ended December 31, 2013, weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 182,299 and 438,760, respectively. For the quarter and six months ended December 31, 2012, there were 1,159,357 and 1,112,076 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2013	June 30, 2013
	(in thousands)
Foreign currency translation adjustment	$(19,076)	$(22,972)
Accumulated other comprehensive income (loss)	$(19,076)	$(22,972)
The tax effect of amounts in comprehensive income reflect a tax expense of $0.2 million and a tax benefit of $0.7 million for the quarters ended December 31, 2013 and June 30, 2013, respectively.
(4) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2013, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2013	$16,329	$15,466	$31,795
Foreign currency translation adjustment	199	—	199
Balance as of December 31, 2013	$16,528	$15,466	$31,994

Included within other non-current assets in the Condensed Consolidated Balance Sheets are net identifiable intangible assets of $17.6 million and $19.8 million at December 31, 2013 and June 30, 2013, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, and distributor agreements.

(5) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect as of December 31, 2013 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. There were no outstanding balances at December 31, 2013 and June 30, 2013.

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility that was scheduled to mature on October 11, 2016. On November 6, 2013, the Company entered into an amendment of this credit facility ("Amended Credit Agreement") with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks to extend its maturity to November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase. The Company incurred debt issuance cost of $0.5 million in connection with the Amended Credit Agreement, which were capitalized to other assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility. Net debt issuance costs associated with the credit facility as of December 31, 2013 are $1.5 million and are being amortized on a straight-line basis through November 6, 2018, the maturity date of the amended credit facility.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect as of December 31, 2013 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of December 31, 2013. There were no outstanding balances at December 31, 2013 and June 30, 2013.

The average daily balance during the six month period ended December 31, 2013 and 2012 was $0.0 million and $14.1 million, respectively.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of December 31, 2013, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of December 31, 2013 and June 30, 2013 and is included in long-term debt. The interest rate at December 31, 2013 and June 30, 2013 was 1.02% and 1.04%, respectively.

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

Foreign Currency – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, euro, British pound, Canadian dollar, Mexican peso and Brazilian real. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding with notional amounts of $74.0 million and $81.3 million for the exchange of foreign currencies as of December 31, 2013 and June 30, 2013, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six Months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$219	$105	$2,398	$1,333
Net foreign currency transactional and re-measurement (gains) losses	(109)	6	(2,129)	(1,150)
Net foreign currency (gains) losses	$110	$111	$269	$183

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

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of December 31, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$90
Derivative liabilities:(b)
Foreign exchange contracts	$—	$63

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil"). The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the alternate base rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,541	$15,541	$—	$—
Forward foreign currency exchange contracts	90	—	90	—
Total assets at fair value	$15,631	$15,541	$90	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,541	$15,541	$—	$—
Forward foreign currency exchange contracts	63	—	63	—
Liability for contingent consideration, current and non-current portion	9,547	—	—	9,547
Total liabilities at fair value	$25,151	$15,541	$63	$9,547

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

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarters and six months ended December 31, 2013 and 2012:

	Contingent consideration for the quarter ended		Contingent consideration for the six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)
Fair value at beginning of period	$9,506	$17,342	$12,545	$16,653
Payments	(2)	(4,716)	(3,646)	(4,716)
Change in fair value of contingent consideration	499	533	1,237	1,296
Foreign currency translation adjustment	(456)	(69)	(589)	(143)
Fair value at end of period	$9,547	$13,090	$9,547	$13,090

The fair value of the liability for the contingent consideration recognized at December 31, 2013 was $9.5 million of which $5.2 million is classified as current. The fair values of amounts owed are recorded in "current portion of contingent consideration" and "long-term portion of contingent consideration" in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the "change in fair value of contingent consideration" line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed losses of $0.5 million and $1.2 million for the quarter and six months ended December 31, 2013, respectively. The change this quarter and year to date period is largely driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $12.3 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

(8) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two reportable segments, based on product and service type.

Historically, the Company's reporting units coincided with its geographic operating segments of North America and International. In the fourth quarter of fiscal 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets, changing from a geographic to a technology focus. As part of this new structure, the Company formed two operating segments with a global technology focus: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by its centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. The principal measure of segment performance is considered to be operating income. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the condensed consolidated financial statements to conform to the new presentation.

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

	Quarter ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Sales:
Worldwide Barcode & Security	$476,206	$489,075	$926,850	$945,262
Worldwide Communications & Services	264,412	258,641	545,672	536,058
	$740,618	$747,716	$1,472,522	$1,481,320

Depreciation and amortization:
Worldwide Barcode & Security	$1,052	$1,411	$2,134	$2,859
Worldwide Communications & Services	726	777	1,513	1,557
	$1,778	$2,188	$3,647	$4,416
Operating income:
Worldwide Barcode & Security	$12,955	$13,289	$24,914	$25,913
Worldwide Communications & Services	14,506	11,136	30,768	24,727
	$27,461	$24,425	$55,682	$50,640
Capital expenditures:
Worldwide Barcode & Security	$161	$22	$303	$133
Worldwide Communications & Services	45	346	119	653
Corporate	—	830	—	2,418
	$206	$1,198	$422	$3,204

Sales by Geography Category:
North America	$558,199	$562,317	$1,128,557	$1,127,615
International	195,529	199,729	369,093	387,521
Less intercompany sales	(13,110)	(14,330)	(25,128)	(33,816)
	$740,618	$747,716	$1,472,522	$1,481,320

	December 31, 2013	June 30, 2013
	(in thousands)
Assets:
Worldwide Barcode & Security	$655,218	$609,939
Worldwide Communications & Services	405,312	387,097
Corporate	177,772	167,147
	$1,238,302	$1,164,183

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

	December 31, 2013	June 30, 2013
	(in thousands)
Assets
Prepaid expenses and other current assets	$4,787	$5,061
Other non-current assets	$2,748	$2,905
Liabilities
Other current liabilities	$4,787	$5,061
Other long-term liabilities	$2,748	$2,905

Changes in these contingent liabilities and receivables from June 30, 2013, are primarily driven by foreign currency translation.

(10) Income Taxes
The Company had approximately $1.2 million and $1.0 million of total gross unrecognized tax benefits as of December 31, 2013 and June 30, 2013. Of this total at December 31, 2013, approximately $0.7 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2009.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013, the Company had approximately $0.9 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. As a result of a change in our effective state tax rate, an adjustment to deferred tax assets was accounted for discretely, resulting in a net tax benefit of $0.7 million for the six months ended December 31, 2013.

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
Financial results in prior quarters have generated pre-tax losses in Europe, which were primarily the result of our European Communications business, and could affect the valuation of certain deferred tax assets. Year to date, the European business has fluctuated, generating a pre-tax profit in the first quarter but a nominal loss year to date. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for approximately 250 technology manufacturers and sell to approximately 28,000 resellers in the following specialty technology markets: POS and Barcode, Security and Communications.

The Company operates in the United States, Canada, Mexico, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America and Mexico principally from distribution centers located in Florida, Mexico and Brazil; and to Europe principally from its distribution center in Belgium.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Datamax-O'Neil, Elo, Epson, Honeywell, Intermec by Honeywell, Motorola, NCR, Toshiba Global Commerce Solutions and Zebra Technologies. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, Avaya, AudioCodes, Cisco, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom, Shoretel and Sonus.

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

Our objective is to continue to grow profitable sales in the technologies we distribute with emphasis on growth in security and communication technologies. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios, as well as introduce new product lines to our line card. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies continue to experience increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels, product availability and changes from a closed distribution sales model, in which resellers must purchase exclusively from one distributor, to an open distribution sales model, in which resellers may choose to purchase from multiple distributors. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

In recent quarters, our Latin America subsidiary has been experiencing a significant drop in revenue in Venezuela due to increased country-specific risks. In Venezuela, the Company's transactions are denominated in U.S. dollars; however, our Venezuelan resellers are having difficulties getting U.S. dollars to pay us since the government controls the available U.S. dollars within the country. Hence, we have heightened risk of collectability in this country. At December 31, 2013, the Company held $2.1 million in accounts receivable with 100% reserves specific to accounts receivable in Venezuela.

In December 2013, the Company retained SAP for software platform and implementation consulting services for a new Enterprise Resource Planning ("ERP") system.

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States Generally Accepted Accounting Principles ("US GAAP"), we also disclose certain non-GAAP financial measures. These measures include return on invested capital ("ROIC") and "constant currency," a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

These non-GAAP financial measures have limitations as analytical tools, and the non-GAAP financial measures that we report may not be comparable to similarly titled amounts reported by other companies. Analysis of results and outlook on a non-GAAP basis should be considered in addition to, and not in substitution for or as superior to, measurements of financial performance prepared in accordance with US GAAP.

Return on Invested Capital

Management uses ROIC as a performance measurement to assess efficiency at allocating capital under the Company's control to generate returns. Management believes this metric balances the Company's operating results with asset and liability management, is not impacted by capitalization decisions and is considered to have a strong correlation with shareholder value creation. In addition, it is easily computed, communicated and understood. ROIC also provides management a measure of the Company's profitability on a basis more comparable to historical or future periods.

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended December 31, 2013 and 2012, respectively:

	Quarter ended December 31,
	2013	2012
Return on invested capital ratio, annualized(a)	15.9%	15.2%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarter, respectively.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2013	2012
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$18,298	$16,357
Plus: income taxes	9,511	8,417
Plus: interest expense	235	130
Plus: depreciation and amortization(a)	1,778	2,275
EBITDA (numerator for ROIC) (non-GAAP)	$29,822	$27,179
(a) Depreciation and amortization for the quarter ended December 31, 2012 include debt issuance costs of $0.1 million.

	Quarter ended December 31,
	2013	2012
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$723,748	$676,136
Equity – end of the quarter	751,446	696,960
Average equity	737,597	686,548
Average funded debt (a)	5,429	23,850
Invested capital (denominator for ROIC) (non-GAAP)	$743,026	$710,398

(a)	Average funded debt is calculated as the average daily amounts outstanding on our short-term and long-term interest-bearing debt.

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

Net Sales
The Company has two reportable segments, which are based on technologies. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended December 31, 2013 and 2012, respectively:

	Quarter ended December 31,
Net Sales by Segment:	2013	2012	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$476,206	$489,075	$(12,869)	(2.6)%
Worldwide Communications & Services	264,412	258,641	5,771	2.2%
Total net sales	$740,618	$747,716	$(7,098)	(0.9)%

	Six Months ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$926,850	$945,262	$(18,412)	(1.9)%
Worldwide Communications & Services	545,672	536,058	9,614	1.8%
Total net sales	$1,472,522	$1,481,320	$(8,798)	(0.6)%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. Sales for the Barcode & Security distribution segment decreased $12.9 million and $18.4 million, compared to the prior year quarter and prior year six month period, respectively. On a constant currency basis, net sales for the distribution segment decreased $13.3 million and $18.8 million, which represents a 2.7% and 2.0% decrease, compared to the prior year quarter and prior year six month period, respectively. The decline in Barcode & Security sales is primarily due to market demand trends for barcode products and fewer big deals than the prior year. Additionally, our Security sales declined from weaker sales in networking infrastructure and card printers offsetting year-over-year growth in video surveillance and access control.

Worldwide Communications & Services
The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. Sales for the Communications & Services segment increased $5.8 million and $9.6 million compared to the prior year quarter and prior year six month period, respectively. On a constant currency basis, net sales for the distribution segment increased $5.0 million and $7.8 million, which represents a 1.9% and 1.5% increase, compared to the prior year quarter and prior year six month period, respectively. Sales for the North American Communications and Catalysts business units grew year-over-year, primarily due to increases in the number of big deals and growth in key vendor lines.

	Quarter ended December 31,
Net Sales by Geography:	2013	2012	$ Change	% Change
	(in thousands)
North American (U.S. and Canada)	$545,089	$547,987	$(2,898)	(0.5)%
International	195,529	199,729	(4,200)	(2.1)%
Total net sales	$740,618	$747,716	$(7,098)	(0.9)%

	Six Months ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
North American (U.S. and Canada)	$1,103,429	$1,093,799	$9,630	0.9%
International	369,093	387,521	(18,428)	(4.8)%
Total net sales	$1,472,522	$1,481,320	$(8,798)	(0.6)%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended December 31, 2013 and 2012, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$42,750	$44,435	$(1,685)	(3.8)%	9.0%	9.1%
Worldwide Communications & Services	34,506	29,916	4,590	15.3%	13.1%	11.6%
Gross profit	$77,256	$74,351	$2,905	3.9%	10.4%	9.9%

	Six Months ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$83,480	$85,696	$(2,216)	(2.6)%	9.0%	9.1%
Worldwide Communications & Services	70,275	62,694	7,581	12.1%	12.9%	11.7%
Gross profit	$153,755	$148,390	$5,365	3.6%	10.4%	10.0%

Worldwide Barcode & Security

Gross profit dollars for the Barcode & Security distribution segment decreased for the quarter and six months ended December 31, 2013, compared to the prior period, from lower sales volumes. As a percentage of net sales, our gross profit margin remained relatively flat compared to the prior year period.

Worldwide Communications & Services

In the Communications & Services distribution segment, gross profit dollars and gross profit margin (as a percentage of net sales) increased for the quarter and six months ended December 31, 2013, compared to the prior period. The increases in gross profit margin are primarily due to higher service fee revenues and improved vendor program recognition.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2013 and 2012, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$49,296	$49,393	$(97)	(0.2)%	6.7%	6.6%
Change in fair value of contingent consideration	499	533	(34)	(6.4)%	0.1%	0.1%
Operating expense	$49,795	$49,926	$(131)	(0.3)%	6.7%	6.7%

	Six Months ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$96,836	$96,454	$382	0.4%	6.6%	6.5%
Change in fair value of contingent consideration	1,237	1,296	(59)	(4.6)%	0.1%	0.1%
Operating expense	$98,073	$97,750	$323	0.3%	6.7%	6.6%

Selling, general and administrative expense ("SG&A") decreased $0.1 million for the quarter ended December 31, 2013. In the quarter ended December 31, 2012 the Company incurred $2.1 million in expenses related to tax compliance and personnel replacement costs in Belgium. SG&A expenses for the quarter ended December 31, 2013 included severance expense for a Company executive and other elevated personnel costs.

SG&A increased $0.4 million for the six months ended December 31, 2013. The increase in SG&A expenses for the current six month period is primarily due to higher bad debt expenses, partially offset by lower amortization expense for fully amortized intangible assets.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC as a separate line item in operating expenses. In the current quarter and six month period, we have recorded fair value adjustment losses of $0.5 million and $1.2 million, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2013 and 2012, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$12,955	$13,289	$(334)	(2.5)%	2.7%	2.7%
Worldwide Communications & Services	14,506	11,136	3,370	30.3%	5.5%	4.3%
Operating income	$27,461	$24,425	$3,036	12.4%	3.7%	3.3%

	Six Months ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$24,914	$25,913	$(999)	(3.9)%	2.7%	2.7%
Worldwide Communications & Services	30,768	24,727	6,041	24.4%	5.6%	4.6%
Operating income	$55,682	$50,640	$5,042	10.0%	3.8%	3.4%

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income decreased $0.3 million and $1.0 million from the prior year quarter and prior year six month period, respectively, primarily from lower sales volume. Operating income as a percentage of net sales remained flat for the quarter and six months ended December 31, 2013.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income increased $3.4 million and $6.0 million for the quarter and six months ended December 31, 2013, compared with operating income for the prior year period. These increases are primarily due to an increase in service fee revenues and vendor program recognition as described above.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2013 and 2012, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$235	$130	$105	80.8%	0.0%	0.0%
Interest income	(525)	(532)	7	(1.3)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	110	111	(1)	(0.9)%	0.0%	0.0%
Other, net	(168)	(58)	(110)	189.7%	(0.0)%	(0.0)%
Total other (income) expense, net	$(348)	$(349)	$1	(0.3)%	(0.0)%	(0.0)%

	Six Months ended December 31,				% of Net Sales December 31,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$482	$254	$228	89.8%	0.0%	0.0%
Interest income	(1,099)	(1,166)	67	(5.7)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	269	183	86	47.0%	0.0%	0.0%
Other, net	(218)	(144)	(74)	51.4%	(0.0)%	(0.0)%
Total other (income) expense, net	$(566)	$(873)	$307	(35.2)%	(0.0)%	(0.1)%

Interest expense reflects interest incurred on long-term debt, non-utilization fees from the Company's revolving credit facility and the amortization of debt issuance costs in the quarter and six months ended December 31, 2013.

Interest income for the quarter and six months ended December 31, 2013 was $0.5 million and $1.1 million, respectively, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use for speculative transactions.

Provision for Income Taxes

For the quarter and six months ended December 31, 2013, income tax expense was $9.5 million and $18.5 million, respectively, reflecting an effective tax rate of 34.2% and 32.9%, respectively. The effective tax rate for the quarter and six months ended December 31, 2012 was 34%. The increase in the effective tax rate from the prior year six month period is primarily due to the recognition of a discrete item in the quarter ended September 30, 2013. As a result of a change in our effective state tax rate, an adjustment to deferred tax assets was accounted for discretely, resulting in a net tax benefit of $0.7 million for the quarter ended September 30, 2013. Excluding the recognition of the discrete item, the effective tax rate for the six months ended December 31, 2013 would have been 34.2%, which is our estimate of the annual effective tax rate for the full fiscal year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $300 million revolving credit facility, $5.4 million industrial revenue bond and €6 million line of credit for our European subsidiary. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $157.1 million at December 31, 2013, compared to $148.2 million at June 30, 2013, including $24.6 million and $23.8 million held outside of the United States at December 31, 2013 and June 30, 2013, respectively. Checks released but not yet cleared in the amounts of $107.1 million and $65.9 million are included in accounts payable as of December 31, 2013 and June 30, 2013, respectively.

We conduct business in many locations throughout the world where we generate and use cash. The Company provides for U.S. income taxes for the earnings of its Canadian subsidiary.  Earnings from all other geographies are considered retained indefinitely for reinvestment. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds.

Our net investment in working capital has increased to $669.2 million at December 31, 2013 from $614.4 million at June 30, 2013 and increased compared to the December 31, 2012 balance of $597.7 million. Net working capital has increased $54.8 million since June 30, 2013, principally from higher inventory balances, partially offset by higher accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as, cash generated or used by other financing and investing activities.

As mentioned above, given our business model, we typically have an inverse relationship between cash flows from operating activities and our sales volumes. Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2013, compared to $10.0 million used in operating activities in the prior year period. The increase is largely attributable to higher net income adjusted for non-cash items and higher accounts payable balances from timing of certain vendor payments, partially offset by increases in inventory balances.

The number of days sales in receivables ("DSO") was 53 days at December 31, 2013, compared to 55 and 54 days at June 30, 2013 and December 31, 2012, respectively. Inventory turned 5.9 times during the second quarter of fiscal year 2014 versus 6.3 and 5.6 times in the sequential and prior year quarters, respectively.

Cash used in investing activities for the six months ended December 31, 2013 was $0.4 million, compared to $3.2 million used in the prior year period. Current year capital expenditures were attributable to building improvements, while prior year investing cash flows were primarily attributable to investments that were subsequently impaired.

In December 2013, we retained SAP for the software platform and implementation consulting services for a new Enterprise Resource Planning ("ERP") system. The Company is currently working on the development and implementation of the new ERP platform. Management expects capital spending for fiscal 2014 to range from $13 million to $18 million, primarily related to the ERP system.

For the six months ended December 31, 2013, cash provided by financing activities totaled to $7.8 million, compared to $15.0 million cash in the prior year period. The change in cash provided by financing activities was primarily from increased exercises of stock options.

The Company has a $300 million multi-currency senior secured revolving credit facility that was scheduled to mature on October 11, 2016. On November 6, 2013, the Company entered into an amendment of this credit facility ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A, as administrative agent, and a syndicate of banks to extend its maturity to November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of December 31, 2013.

There were no outstanding borrowings on our $300 million revolving credit facility as of December 31, 2013 and June 30, 2013.

On a gross basis, we made zero borrowings and repayments on our Revolving Credit Facility in the six months ended December 31, 2013. In the prior year-to-date period, we borrowed $435.2 million and repaid $413.8 million. The average daily balance on the Revolving Credit Facility was $0.0 million and $14.1 million for the six months ended December 31, 2013 and 2012, respectively. There were no standby letters of credits issued and outstanding as of December 31, 2013 on the revolving credit facility, leaving $300 million available for additional borrowings.

In addition to our multi-currency $300 million revolving credit facility, we have a €6.0 million subsidiary line of credit for our European operations which bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. There were no outstanding borrowings as of December 31, 2013 and June 30, 2013. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made its first three payments to the former shareholders. As of December 31, 2013, we have $9.5 million recorded for the continuing earnout obligation, of which $5.2 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

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

We monitor results of these reporting units on a quarterly basis, as not meeting estimated expectations or changes to the projected future results of their operations could result in a future impairment of goodwill for these reporting entities. Based on current projected future results, we do not believe there is a more likely than not expectation that a goodwill impairment exists. The goodwill associated with the ScanSource Brasil, European POS & Barcode and ScanSource Latin America goodwill testing units as of December 31, 2013 is $3.0 million, $4.9 million and $4.0 million respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended December 31, 2013 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At December 31, 2013, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of foreign currency forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars. At December 31, 2013, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013. During the quarter and six months ended December 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2013, on January 2, 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). On September 9, 2013 PSI filed an amended lawsuit against Avanade alleging breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it incurred and believes will continue to incur, as a result of Avanade's alleged breach. On September 30, 2013, Avanade filed a response to PSI’s claims and asserted claims of its own against PSI regarding payments that PSI allegedly owes Avanade. PSI believes Avanade’s filing was untimely and filed a motion to dismiss Avanade’s claims against PSI on October 18, 2013. The motion to dismiss has been fully briefed and is pending with the courts.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.2	Form of Director Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.3	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.4	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.5	Independent Contractor Agreement entered into on December 2, 2013 between ScanSource, Inc. and Andrea Meade on behalf of Brentwood Road Ventures, LLC.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013; (ii) the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash flows for the six months ended December 31, 2013 and 2012; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 6, 2014	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	February 6, 2014	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 6, 2014	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.2	Form of Director Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.3	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.4	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013.

10.5	Independent Contractor Agreement entered into on December 2, 2013 between ScanSource, Inc. and Andrea Meade on behalf of Brentwood Road Ventures, LLC.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013; (ii) the Condensed Consolidated Income Statement for the quarters and six months ended December 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012; and (v) the notes to the Condensed Consolidated Financial Statements.