Form 10-Q
period 2014-03-31
SCANSOURCE INC
filed 2014-05-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, no par value per share	28,518,432 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$183,562	$148,164
Accounts receivable, less allowance of $26,825 at March 31, 2014 and $25,479 at June 30, 2013	419,889	435,028
Inventories	479,871	402,307
Prepaid expenses and other current assets	41,947	40,105
Deferred income taxes	15,876	16,456
Total current assets	1,141,145	1,042,060
Property and equipment, net	25,674	20,203
Goodwill	32,143	31,795
Other non-current assets, including net identifiable intangible assets	53,412	70,125
Total assets	$1,252,374	$1,164,183
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$375,892	$362,271
Accrued expenses and other current liabilities	62,756	59,983
Current portion of contingent consideration	5,718	3,732
Income taxes payable	2,289	1,696
Total current liabilities	446,655	427,682
Deferred income taxes	192	205
Long-term debt	5,429	5,429
Long-term portion of contingent consideration	5,018	8,813
Other long-term liabilities	22,294	26,098
Total liabilities	479,588	468,227
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,513,120 and 27,971,809 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	166,509	149,821
Retained earnings	623,791	569,107
Accumulated other comprehensive income (loss)	(17,514)	(22,972)
Total shareholders’ equity	772,786	695,956
Total liabilities and shareholders’ equity	$1,252,374	$1,164,183

June 30, 2013 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$682,998	$682,965	$2,155,520	$2,164,286
Cost of goods sold	609,647	614,133	1,928,414	1,947,063
Gross profit	73,351	68,832	227,106	217,223
Selling, general and administrative expenses	46,705	47,937	143,541	144,392
Change in fair value of contingent consideration	981	100	2,218	1,396
Operating income	25,665	20,795	81,347	71,435
Interest expense	217	102	698	356
Interest income	(545)	(483)	(1,644)	(1,648)
Other (income) expense, net	13	(4)	65	34
Income before income taxes	25,980	21,180	82,228	72,693
Provision for income taxes	9,031	7,202	27,544	24,716
Net income	$16,949	$13,978	$54,684	$47,977
Per share data:
Weighted-average shares outstanding, basic	28,502	27,847	28,275	27,725
Net income per common share, basic	$0.59	$0.50	$1.93	$1.73

Weighted-average shares outstanding, diluted	28,730	28,024	28,548	27,960
Net income per common share, diluted	$0.59	$0.50	$1.92	$1.72

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$16,949	$13,978	$54,684	$47,977
Foreign currency translation adjustment	1,562	(3,107)	5,458	2,206
Comprehensive income	$18,511	$10,871	$60,142	$50,183

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$54,684	$47,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,391	6,604
Amortization of debt issuance costs	238	259
Provision for doubtful accounts	5,469	8,312
Share-based compensation and restricted stock	3,807	4,565
Deferred income taxes	10,981	(4,028)
Excess tax benefits from share-based payment arrangements	(982)	(849)
Change in fair value of contingent consideration	2,218	1,396
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,340	32,061
Inventories	(74,461)	72,170
Prepaid expenses and other assets	(2,924)	(303)
Other non-current assets	3,790	3,658
Accounts payable	12,404	(94,951)
Accrued expenses and other liabilities	(2,817)	(2,696)
Income taxes payable	1,532	1,831
Net cash provided by (used in) operating activities	32,670	76,006
Cash flows from investing activities:
Capital expenditures	(6,785)	(4,463)
Net cash provided by (used in) investing activities	(6,785)	(4,463)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	—	(4,459)
Borrowings on revolving credit	—	515,262
Repayments on revolving credit	—	(515,877)
Debt issuance costs	(468)	—
Contingent consideration payments	(3,793)	(4,777)
Exercise of stock options	12,152	2,231
Excess tax benefits from share-based payment arrangements	982	849
Net cash provided by (used in) financing activities	8,873	(6,771)
Effect of exchange rate changes on cash and cash equivalents	640	(40)
Increase (decrease) in cash and cash equivalents	35,398	64,732
Cash and cash equivalents at beginning of period	148,164	29,173
Cash and cash equivalents at end of period	$183,562	$93,905

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

The Company operates in the United States, Canada, Latin America and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2014 and June 30, 2013, the results of operations for the quarters and nine months ended March 31, 2014 and 2013, the statements of comprehensive income for the quarters and nine months ended March 31, 2014 and 2013 and the statements of cash flows for the nine months ended March 31, 2014 and 2013. The results of operations for the quarters and nine months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying Condensed Consolidated Statements of Cash Flows. Such reclassifications have no effect on the cash flow from operating, investing and financing activities as previously reported.

Summary of Significant Accounting Policies
Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter and nine months ended March 31, 2014 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
During the third quarter of fiscal 2014, the Company changed its annual goodwill impairment testing date from June 30 to April 30. This voluntary change is considered preferable as it better aligns the timing of the impairment test with management’s financial planning and budgeting process, and ensures the completion of the test prior to the end of the annual reporting period. This change does not accelerate, delay or avoid a potential impairment charge. The Company will complete its annual goodwill impairment test during the fourth quarter of fiscal 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $53.2 million and $65.9 million are included in accounts payable as of March 31, 2014 and June 30, 2013, respectively.

Recent Accounting Pronouncements

There are currently no new accounting pronouncements that are expected to have a significant impact on the Company's financial position, results of operations and cash flows.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net Income	$16,949	$13,978	$54,684	$47,977
Denominator:
Weighted-average shares, basic	28,502	27,847	28,275	27,725
Dilutive effect of share-based payments	228	177	273	235
Weighted-average shares, diluted	28,730	28,024	28,548	27,960

Net income per common share, basic	$0.59	$0.50	$1.93	$1.73
Net income per common share, diluted	$0.59	$0.50	$1.92	$1.72

For the quarter and nine months ended March 31, 2014, weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 275,635 and 203,384, respectively. For the quarter and nine months ended March 31, 2013, there were 1,119,940 and 1,097,610 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2014	June 30, 2013
	(in thousands)
Foreign currency translation adjustment	$(17,514)	$(22,972)
Accumulated other comprehensive income (loss)	$(17,514)	$(22,972)

For the quarter and nine months ended March 31, 2014, the tax effect of amounts in comprehensive income reflect a tax benefit of $0.2 million. For the quarter and nine months ended March 31, 2013, the tax effect of amounts in comprehensive income reflect a tax expense of $0.3 million and a tax benefit of $0.1 million, respectively.

(4) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2014, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2013	$16,329	$15,466	$31,795
Foreign currency translation adjustment	348	—	348
Balance as of March 31, 2014	$16,677	$15,466	$32,143

Included within other non-current assets in the Condensed Consolidated Balance Sheets are net identifiable intangible assets of $16.9 million and $19.8 million at March 31, 2014 and June 30, 2013, respectively. These amounts relate primarily to acquired intangible assets including customer relationships, non-compete agreements, and distributor agreements.

(5) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect for the period ended March 31, 2014 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. There were no outstanding balances at March 31, 2014 and June 30, 2013.

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility that was scheduled to mature on October 11, 2016. On November 6, 2013, the Company entered into an amendment of this credit facility ("Amended Credit Agreement") with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks to extend its maturity to November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase. The Company incurred debt issuance costs of $0.5 million in connection with the Amended Credit Agreement, which were capitalized to other assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended March 31, 2014 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of March 31, 2014. There were no outstanding balances at March 31, 2014 and June 30, 2013.

The average daily balance during the nine month period ended March 31, 2014 and 2013 was $0.0 million and $12.5 million, respectively.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of March 31, 2014, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of March 31, 2014 and June 30, 2013 and is included in long-term debt. The interest rate at March 31, 2014 and June 30, 2013 was 1.01% and 1.04%, respectively.

Debt Issuance Costs

As of March 31, 2014, net debt issuance costs associated with the credit facility and bonds totaled $1.4 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding with notional amounts of $62.5 million and $81.3 million for the exchange of foreign currencies as of March 31, 2014 and June 30, 2013, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$114	$(2,092)	$2,511	$(759)
Net foreign currency transactional and re-measurement (gains) losses	(57)	2,237	(2,185)	1,087
Net foreign currency (gains) losses	$57	$145	$326	$328

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

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of March 31, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$23
Derivative liabilities:(b)
Foreign exchange contracts	$—	$61

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,403	$15,403	$—	$—
Forward foreign currency exchange contracts	23	—	23	—
Total assets at fair value	$15,426	$15,403	$23	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,403	$15,403	$—	$—
Forward foreign currency exchange contracts	61	—	61	—
Liability for contingent consideration, current and non-current portion	10,736	—	—	10,736
Total liabilities at fair value	$26,200	$15,403	$61	$10,736

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

The investments in the deferred compensation plan are held in a rabbi trust and include mutual funds and cash equivalents for payment of non-qualified benefits for certain retired, terminated or active employees. These investments are recorded to prepaid expenses and other current assets or other non-current assets depending on their corresponding, anticipated distributions to recipients, which are reported in accrued expenses and other current liabilities or other long-term non-current liabilities, respectively.

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 6 - Derivatives and Hedging Activities. Foreign currency contracts are classified in the consolidated balance sheet in prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective contracts' favorable or unfavorable positions.

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

The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for the CDC earnout for the quarters and nine months ended March 31, 2014 and 2013:

	Contingent consideration for the quarter ended		Contingent consideration for the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)
Fair value at beginning of period	$9,547	$13,090	$12,545	$16,653
Payments	(147)	(61)	(3,793)	(4,777)
Change in fair value of contingent consideration	981	100	2,218	1,396
Foreign currency translation adjustment	355	192	(234)	49
Fair value at end of period	$10,736	$13,321	$10,736	$13,321

The fair value of the liability for the contingent consideration recognized at March 31, 2014 was $10.7 million of which $5.7 million is classified as current. The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed losses of $1.0 million and $2.2 million for the quarter and nine months ended March 31, 2014, respectively. The change this quarter and year to date is largely driven by the recurring amortization of the unrecognized fair value discount and better than expected operating results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $13.2 million, based on the Company’s best estimate as the earnout is based on a multiple of adjusted earnings.

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

	Quarter ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)
Sales:
Worldwide Barcode & Security	$455,822	$438,191	$1,382,672	$1,383,453
Worldwide Communications & Services	227,176	244,774	772,848	780,833
	$682,998	$682,965	$2,155,520	$2,164,286

Depreciation and amortization:
Worldwide Barcode & Security	$1,024	$1,415	$3,159	$4,274
Worldwide Communications & Services	719	773	2,232	2,330
	$1,743	$2,188	$5,391	$6,604
Operating income:
Worldwide Barcode & Security	$13,820	$10,413	$38,734	$36,326
Worldwide Communications & Services	11,845	10,382	42,613	35,109
	$25,665	$20,795	$81,347	$71,435
Capital expenditures:
Worldwide Barcode & Security	$204	$181	$507	$324
Worldwide Communications & Services	130	211	249	877
Corporate	6,029	868	6,029	3,262
	$6,363	$1,260	$6,785	$4,463

Sales by Geography Category:
North America	$508,751	$519,502	$1,637,308	$1,647,115
International	184,225	174,571	553,318	562,093
Less intercompany sales	(9,978)	(11,108)	(35,106)	(44,922)
	$682,998	$682,965	$2,155,520	$2,164,286

	March 31, 2014	June 30, 2013
	(in thousands)
Assets:
Worldwide Barcode & Security	$663,135	$609,939
Worldwide Communications & Services	399,030	387,097
Corporate	190,209	167,147
	$1,252,374	$1,164,183

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

	March 31, 2014	June 30, 2013
	(in thousands)
Assets
Prepaid expenses and other current assets	$4,889	$5,061
Other non-current assets	$1,189	$2,905
Liabilities
Accrued expenses and other current liabilities	$4,889	$5,061
Other long-term liabilities	$1,189	$2,905

Changes in these contingent liabilities and receivables from June 30, 2013, are primarily driven by foreign currency translation and the lapse of the statute of limitations on a portion of the contingencies.

(10) Income Taxes
The Company had approximately $1.2 million and $1.0 million of total gross unrecognized tax benefits as of March 31, 2014 and June 30, 2013. Of this total at March 31, 2014, approximately $0.7 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2014, the Company had approximately $0.9 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. As a result of a change in our effective state tax rate, an adjustment to deferred tax assets was accounted for discretely, resulting in a net tax benefit of $0.7 million for the quarter ended September 30, 2013. During the quarter ended March 31, 2014, $0.1 million of tax expense was recognized discretely as the result of an increase in unrecognized tax benefits.

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
Financial results in prior quarters have generated pre-tax losses in Europe, which were primarily the result of our European Communications business, and could affect the valuation of certain deferred tax assets. Year to date, the European business has fluctuated, generating a pre-tax profit in the first and third quarters, resulting in a pre-tax profit for all combined European operating segments. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

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

The Company operates in the United States, Canada, Latin America and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe principally from its distribution center in Belgium.

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

In April 2014, it was announced that Zebra Technologies intends to purchase much of Motorola Solutions' enterprise business. Zebra Technologies and Motorola Solutions represent key vendors in our barcode technologies business.

In the fourth quarter of fiscal 2013, we announced a new management structure to enhance our worldwide technology markets focus and growth strategy. This strategy focuses on our pos and barcode, security and communication technologies. Our worldwide management structure created new leadership roles and reporting segments to globally leverage the Company's leadership in specific technology markets. As a part of this new structure, ScanSource has created two technology segments, each with its own president. The two segments are Worldwide Barcode & Security, which includes ScanSource POS and Barcode and ScanSource Security business units, and Worldwide Communications & Services, which encompasses ScanSource Catalyst, ScanSource Communications and ScanSource Services Group business units. The new reporting segments of Worldwide Barcode & Security and Worldwide Communications & Services replace the geographic segments of North America and International and give us the ability to leverage our size and experience to deliver more value to our vendor and reseller partners in our existing markets.

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

As compared to prior year, our Latin America subsidiary has been experiencing a significant drop in revenue in Venezuela due to increased country-specific risks. In Venezuela, the Company's transactions are denominated in U.S. dollars; however, our Venezuelan resellers are having difficulties getting U.S. dollars to pay us since the government controls the available U.S. dollars within the country. Hence, we have heightened risk of collectability in this country. At March 31, 2014, the Company held $1.9 million in accounts receivable with 100% reserves specific to accounts receivable in Venezuela.

In December 2013, the Company retained SAP for software platform and implementation consulting services for a new Enterprise Resource Planning ("ERP") system. Development of our new ERP system began in January of 2014.

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended March 31, 2014 and 2013, respectively:

	Quarter ended March 31,
	2014	2013
Return on invested capital ratio, annualized(a)	14.8%	13.3%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 90 days in the current and prior year quarter, respectively.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$16,949	$13,978
Plus: income taxes	9,031	7,202
Plus: interest expense	217	102
Plus: depreciation and amortization(a)	1,743	2,274
EBITDA (numerator for ROIC) (non-GAAP)	$27,940	$23,556
(a) Depreciation and amortization for the quarter ended March 31, 2013 include debt issuance costs of $0.1 million.

	Quarter ended March 31,
	2014	2013
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$751,446	$696,960
Equity – end of the quarter	772,786	709,912
Average equity	762,116	703,436
Average funded debt (a)	5,429	15,675
Invested capital (denominator for ROIC) (non-GAAP)	$767,545	$719,111

(a)	Average funded debt is calculated as the average daily amounts outstanding on our short-term and long-term interest-bearing debt.

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

Net Sales
The Company has two reportable segments, which are based on technologies. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended March 31, 2014 and 2013, respectively:

	Quarter ended March 31,
Net Sales by Segment:	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$455,822	$438,191	$17,631	4.0%
Worldwide Communications & Services	227,176	244,774	(17,598)	(7.2)%
Total net sales	$682,998	$682,965	$33	—%

	Nine Months ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,382,672	$1,383,453	$(781)	(0.1)%
Worldwide Communications & Services	772,848	780,833	(7,985)	(1.0)%
Total net sales	$2,155,520	$2,164,286	$(8,766)	(0.4)%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. Sales for the Barcode & Security distribution segment increased $17.6 million and decreased $0.8 million, compared to the prior year quarter and prior year nine month period, respectively. On a constant currency basis, net sales for the Barcode & Security distribution segment increased $21.2 million and $1.9 million, which represents a 4.8% and 0.1% increase, compared to the prior year quarter and prior year nine month period, respectively. The increase in Barcode & Security sales for the current quarter as compared to the prior year quarter is primarily due to growth in most international POS & Barcode business units, driven by Brazil and Europe, and in the North America Security business unit. Barcode & Security sales remained relatively flat for the nine months ended March 31, 2014 as compared to the prior year nine month period resulting from growth in business for Brazil POS & Barcode and North America Security, offset by declines in business for North and Latin America POS & Barcode.

Worldwide Communications & Services
The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. Sales for the Communications & Services segment decreased $17.6 million and $8.0 million compared to the prior year quarter and prior year nine month period, respectively. On a constant currency basis, net sales for the Communications & Services distribution segment decreased $18.1 million and $10.2 million, which represents a 7.4% and 1.3% decrease, compared to the prior year quarter and prior year nine month period, respectively. Sales for the Europe Communications and Catalysts business units declined year-over-year, primarily due to decreases in run rate business for the Catalyst business unit and competitive pressures for Europe Communications.

	Quarter ended March 31,
Net Sales by Geography:	2014	2013	$ Change	% Change
	(in thousands)
North American (U.S. and Canada)	$498,773	$508,394	$(9,621)	(1.9)%
International	184,225	174,571	9,654	5.5%
Total net sales	$682,998	$682,965	$33	—%

	Nine Months ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
North American (U.S. and Canada)	$1,602,202	$1,602,193	$9	—%
International	553,318	562,093	(8,775)	(1.6)%
Total net sales	$2,155,520	$2,164,286	$(8,766)	(0.4)%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended March 31, 2014 and 2013, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$43,031	$39,078	$3,953	10.1%	9.4%	8.9%
Worldwide Communications & Services	30,320	29,754	566	1.9%	13.3%	12.2%
Gross profit	$73,351	$68,832	$4,519	6.6%	10.7%	10.1%

	Nine Months ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$126,512	$124,774	$1,738	1.4%	9.1%	9.0%
Worldwide Communications & Services	100,594	92,449	8,145	8.8%	13.0%	11.8%
Gross profit	$227,106	$217,223	$9,883	4.5%	10.5%	10.0%

Worldwide Barcode & Security

Gross profit dollars and gross profit margin for the Barcode & Security distribution segment increased for the quarter and nine months ended March 31, 2014, compared to the prior period. As a percentage of net sales, our gross profit margin increased primarily due to improved vendor program recognition and a more favorable sales mix.

Worldwide Communications & Services

In the Communications & Services distribution segment, gross profit dollars and gross profit margin increased for the quarter and nine months ended March 31, 2014, compared to the prior period. The increases in gross profit margin are primarily due to a favorable sales mix, higher service fee income and improved margins in Europe Communications compared to the prior year.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2014 and 2013, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expenses	$46,705	$47,937	$(1,232)	(2.6)%	6.8%	7.0%
Change in fair value of contingent consideration	981	100	881	881.0%	0.1%	0.0%
Operating expenses	$47,686	$48,037	$(351)	(0.7)%	7.0%	7.0%

	Nine Months ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expenses	$143,541	$144,392	$(851)	(0.6)%	6.7%	6.7%
Change in fair value of contingent consideration	2,218	1,396	822	58.9%	0.1%	0.1%
Operating expenses	$145,759	$145,788	$(29)	0.0%	6.8%	6.7%

Selling, general and administrative expenses ("SG&A") decreased $1.2 million and $0.9 million for the quarter and nine months ended March 31, 2014, respectively. The $1.2 million decrease in SG&A expenses for the quarter ended March 31, 2014 is primarily due to lower bad debt expense, partially offset by increased employee-related expenses. For the quarter ended March 31, 2013 SG&A expenses included approximately $1.2 million in expenses for restructuring costs associated with our Communications business in Europe.

The decrease in SG&A expenses for the nine months ended March 31, 2014 is primarily due to lower bad debt expense and lower amortization expense for fully-amortized intangible assets, partially offset by increased employee-related expenses. For the nine months ended March 31, 2013, SG&A expenses included approximately $3.3 million in expenses related to tax compliance and restructuring costs in Europe.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC as a separate line item in operating expenses. In the current quarter and nine month period, we have recorded fair value adjustment losses of $1.0 million and $2.2 million, respectively. These losses are primarily the result of the improved operating results for Brazil and recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2014 and 2013, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$13,820	$10,413	$3,407	32.7%	3.0%	2.4%
Worldwide Communications & Services	11,845	10,382	1,463	14.1%	5.2%	4.2%
Operating income	$25,665	$20,795	$4,870	23.4%	3.8%	3.0%

	Nine Months ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$38,734	$36,326	$2,408	6.6%	2.8%	2.6%
Worldwide Communications & Services	42,613	35,109	7,504	21.4%	5.5%	4.5%
Operating income	$81,347	$71,435	$9,912	13.9%	3.8%	3.3%

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income increased $3.4 million and $2.4 million from the prior year quarter and prior year nine month period, respectively, primarily from increases in gross profit margin.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income increased $1.5 million and $7.5 million for the quarter and prior year nine month period, respectively, primarily due to increases in gross profit margin.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2014 and 2013, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$217	$102	$115	112.7%	0.0%	0.0%
Interest income	(545)	(483)	(62)	12.8%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	57	145	(88)	(60.7)%	0.0%	0.0%
Other, net	(44)	(149)	105	(70.5)%	(0.0)%	(0.0)%
Total other (income) expense, net	$(315)	$(385)	$70	(18.2)%	(0.0)%	(0.1)%

	Nine Months ended March 31,				% of Net Sales March 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$698	$356	$342	96.1%	0.0%	0.0%
Interest income	(1,644)	(1,648)	4	(0.2)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	326	328	(2)	(0.6)%	0.0%	0.0%
Other, net	(261)	(294)	33	(11.2)%	(0.0)%	(0.0)%
Total other (income) expense, net	$(881)	$(1,258)	$377	(30.0)%	(0.0)%	(0.1)%

Interest expense reflects interest incurred on long-term debt, non-utilization fees from the Company's revolving credit facility and the amortization of debt issuance costs in the quarter and nine months ended March 31, 2014.

Interest income for the quarter and nine months ended March 31, 2014 was $0.5 million and $1.6 million, respectively, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2014, income tax expense was $9.0 million and $27.5 million, respectively, reflecting an effective tax rate of 34.8% and 33.5%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2013 was 34%. The increase in the effective tax rate from the prior year quarter is the result of an increase in our annual effective state tax rate, an increase in non-deductible expenses, and the recognition of a $0.1 million discrete tax expense item for the current quarter. As a result of a change in our effective state tax rate, an adjustment to deferred tax assets was accounted for discretely, resulting in a net tax benefit of $0.7 million for the quarter ended September 30, 2013, which contributed to the decrease in the effective tax rate from the prior year nine month period. Excluding the recognition of the discrete item, the effective tax rate for the nine months ended March 31, 2014 would have been 34.2%.

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

Our cash and cash equivalents balance totaled $183.6 million at March 31, 2014, compared to $148.2 million at June 30, 2013, including $38.2 million and $23.8 million held outside of the United States at March 31, 2014 and June 30, 2013, respectively. Checks released but not yet cleared in the amounts of $53.2 million and $65.9 million are included in accounts payable as of March 31, 2014 and June 30, 2013, respectively.

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

Our net investment in working capital has increased to $694.5 million at March 31, 2014 from $614.4 million at June 30, 2013 and increased compared to the March 31, 2013 balance of $587.9 million. Net working capital has increased $80.1 million since June 30, 2013, principally from higher inventory and cash balances, partially offset by lower accounts receivable and higher accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

Net cash provided by operating activities was $32.7 million for the nine months ended March 31, 2014, compared to $76.0 million provided by operating activities in the prior year period. The decrease is largely attributable to increases in inventory balances, partially offset by higher accounts payable balances.

The number of days sales outstanding ("DSO") was 55 days at March 31, 2014, June 30, 2013 and March 31, 2013. Inventory turned 5.1 times during the third quarter of fiscal year 2014 versus 5.9 and 5.4 times in the sequential and prior year quarters, respectively. The decrease in inventory turns in relation to comparative periods is primarily due to higher inventory levels from lower than expected sales for the quarter.

Cash used in investing activities for the nine months ended March 31, 2014 was $6.8 million for capital expenditures, compared to $4.5 million used in the prior year period. Current year capital expenditures were attributable to the Company's new Enterprise Resource Planning ("ERP") system implementation, while prior year investing cash flows were primarily attributable to investments that were subsequently impaired.

In December 2013, we retained SAP for the software platform and implementation consulting services for a new ERP system. The Company is currently working on the development and implementation of the new ERP platform. Management expects capital spending for fiscal 2014 to range from $11 million to $14 million, primarily related to the ERP system.

For the nine months ended March 31, 2014, cash provided by financing activities totaled to $8.9 million, compared to $6.8 million cash used in financing activities in the prior year period. The change in cash provided by financing activities was primarily from increased exercises of stock options and no activity related to our short-term borrowings.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of March 31, 2014.

There were no outstanding borrowings on our $300 million revolving credit facility as of March 31, 2014 and June 30, 2013.

On a gross basis, we made zero borrowings and repayments on our Revolving Credit Facility in the nine months ended March 31, 2014. In the prior year-to-date period, we borrowed $515.3 million and repaid $515.9 million. The average daily balance on the Revolving Credit Facility was $0.0 million and $12.5 million for the nine months ended March 31, 2014 and 2013, respectively. There were no standby letters of credits issued and outstanding as of March 31, 2014 on the revolving credit facility, leaving $300 million available for additional borrowings.

In addition to our multi-currency $300 million revolving credit facility, we have a €6.0 million subsidiary line of credit for our European operations which bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. There were no outstanding borrowings as of March 31, 2014 and June 30, 2013. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made its first three payments to the former shareholders. As of March 31, 2014, we have $10.7 million recorded for the continuing earnout obligation, of which $5.7 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

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

During the current quarter, the Company changed its annual goodwill impairment testing date from June 30 to April 30. This voluntary change is considered preferable as it better aligns the timing of the impairment test with management’s financial planning and budgeting process, and ensures the completion of the test prior to the end of the annual reporting period. This change does not accelerate, delay or avoid a potential impairment charge.

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

We monitor results of these reporting units on a quarterly basis, as not meeting estimated expectations or changes to the projected future results of their operations could result in a future impairment of goodwill for these reporting entities. Based on current projected future results, we do not believe there is a more likely than not expectation that a goodwill impairment exists. The goodwill associated with the ScanSource Brasil, European POS & Barcode and ScanSource Latin America goodwill testing units as of March 31, 2014 is $3.1 million, $4.9 million and $4.0 million respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended March 31, 2014 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At March 31, 2014, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by balance sheet netting of exposures, as well as the use of foreign currency forward contracts to hedge these exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars. At March 31, 2014, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014. During the quarter and nine months ended March 31, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2013, and in our Quarterly Reports or Form 10-Q for the quarters ended September 30, 2013 and December 31, 2013, on January 2, 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). On September 9, 2013 PSI filed an amended lawsuit against Avanade alleging breach of contract on the part of Avanade in connection with its performance on the ERP project. PSI is seeking recovery of damages that it incurred and believes that it will continue to incur, as a result of Avanade's alleged breach. On September 30, 2013, Avanade filed a response to PSI’s claims and asserted claims of its own against PSI regarding payments that PSI allegedly owes Avanade. The parties have been engaged in a discovery process of exchanging documents in their possession that are relevant to the matter. This process was expected to be completed on April 30, 2014. However, the parties recently agreed to a stipulated stay of the litigation, which has been approved by the court, so that the parties can explore the potential for a litigation settlement.

Item 1A.	Risk Factors

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year-ended June 30, 2013, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Item 5.	Other Information

On May 6, 2014, the Company’s Board of Directors approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective immediately. The Amended and Restated Bylaws were generally revised to update and simplify the Company’s bylaws and included provisions, that, among other things: (1) provide for electronic notice of shareholder meetings,  electronic submission of proxy appointments, and “householding”; (2) provide the Board the flexibility to set a record date at the maximum period permitted by South Carolina law (up to 70 days from  the date of the relevant action); (3) eliminate the requirement that there be an odd number of inspectors of election; (4) change the bylaw requiring advance notice of shareholder action and nomination of directors to set the period at which notice is required to be delivered 90-120 days before the anniversary of the preceding annual meeting and to require additional information to be provided in such notice; (5) eliminate the provision addressing the removal of directors by directors ; (6) simplified some of the mechanics concerning board action and meetings ; (7) provide that the Chairman of the Board need not be an officer of the Corporation; (8) remove the provision concerning the requirements and procedure for voting shares in other entities owned by the Corporation; (9) remove the provisions concerning the form in which corporate records shall be kept; and (10) make other changes to the bylaws to conform the bylaws to the South Carolina Business Corporation Act of 1988, as amended.

The foregoing description of the amendments made in the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

3.2	Amended and Restated Bylaws

10.1+	Distribution Agreement with Symbol Technologies, Inc. dated February 12, 2014

16.1	Letter from Ernst & Young LLP, dated January 6, 2014 (incorporated by reference from Exhibit 16.1 to th Form 8-K filed on January 7, 2014).

18.1	Preferability Letter Regarding Change in Accounting Policy related to Goodwill

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash flows for the nine months ended March 31, 2014 and 2013; and (v) the Notes to the Condensed Consolidated Financial Statements.

+ Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 7, 2014	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	May 7, 2014	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 7, 2014	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

3.2	Amended and Restated Bylaws

10.1+	Distribution Agreement with Symbol Technologies, Inc. dated February 12, 2014

16.1	Letter from Ernst & Young LLP, dated January 6, 2014 (incorporated by reference from Exhibit 16.1 to th Form 8-K filed on January 7, 2014).

18.1	Preferability Letter Regarding Change in Accounting Policy related to Goodwill

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013; (ii) the Condensed Consolidated Income Statement for the quarters and nine months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; and (v) the notes to the Condensed Consolidated Financial Statements.

+ Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.