Form 10-K
period 2014-06-30
SCANSOURCE INC
filed 2014-08-28
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2013 was $1,198,337,846, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2014
Common Stock, no par value per share	28,541,465 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by referenced into Part III of this report certain portions of its proxy statement for its 2014 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2014.

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

The Company operates in the United States, Canada, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America, principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

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

Worldwide Barcode & Security Segment

The Barcode & Security distribution segment focuses on automatic identification and data capture (“AIDC”), point-of-sale (“POS”), and electronic physical security technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems and are used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless infrastructure products. During fiscal year 2014, the Barcode & Security distribution segment added 3D printing solutions to their product offerings that are targeted at the manufacturing, healthcare, aerospace, and automotive markets.

Worldwide Communications & Services Segment

The Communications & Services distribution segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, including the ScanSource Catalyst business unit in North America, ScanSource Communications business units in North America and Europe, and the ScanSource Services Group business unit in North America. ScanSource Catalyst and ScanSource Communications business units market voice, video conferencing, data networking and converged communications solutions. The ScanSource Services Group business unit delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing.

Products and Markets

The Company currently markets over 100,000 products from approximately 290 hardware and software vendors to approximately 28,000 reseller customers primarily from its centralized distribution centers in Mississippi, Florida, Mexico, Brazil and Belgium.

The Barcode & Security distribution segment focuses on AIDC, POS, and physical security technologies.

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

The Communications & Services distribution segment focuses on communications technologies and services.

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

The Company has approximately 290 hardware and software vendors that currently supply its products. Three vendors, Motorola, Avaya and Honeywell, each constituted more than 10% of the Company's net sales. These vendors represent key vendors for the Company, and further, represent a vendor concentration for fiscal year 2014.

The Company has two non-exclusive distribution agreements with Motorola. One agreement covers sales of Motorola hardware and software products in North and South America, and another agreement covers sales of Motorola hardware and software products in Europe, the Middle East and Africa ("EMEA"). The Motorola agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days notice to the other party.

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

In September 2013, Honeywell acquired Intermec. The Company has several non-exclusive distribution agreements with Honeywell and Intermec that cover the distribution of products in various geographies across the globe. The Company's Honeywell agreements each have a one year term that automatically renews for additional one year terms. The Company's Intermec agreements each have a two year term that automatically renews for additional two year terms. The agreements may be terminated upon providing notice to the other party of 30 days for the Honeywell agreements and 60 days for the Intermec agreements.

In addition to the Motorola and Avaya agreements mentioned above, the Company has written distribution agreements with almost all of its vendors. These agreements are in the form that the Company believes are customarily used by manufacturers and distributors. The Company's agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements, including those with Motorola, Avaya and Honeywell typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor's price reductions. Along with the Company's inventory management policies and practices, these provisions are designed to reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

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

Customers

The Company’s reseller customers currently include approximately 28,000 active value-added reseller ("VAR") accounts located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 5% of the Company’s total net sales for the fiscal year ended June 30, 2014. The Company generally targets resellers, including specialty technology VARs and Information Technology ("IT") system integrators and service providers.

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

Service Providers

These providers focus on providing advanced services that offer customized solutions that bundle data, collaboration, cloud, network and digital telecommunication services for their end-users' needs. They specialize in multi-vendor and multi-discipline services within various geographies.

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

Value-Added Services

We differentiate ourselves by providing our resellers and our vendors an array of pre-sale business tools and value-added services, including logistics, financial services, product configuration tools, sales expertise, and technical support. These services allow our customers to gain knowledge on marketing, to gain expertise in selling and negotiation, to grow their business profitably, and to be more cost effective in their business. These services allow our vendors to recognize cost savings in their business, to improve their market presence, and to reduce variation in their business. Our business is based upon our abilities and our willingness to provide the extra service that keeps both our vendors and our customers coming back. In addition, our ScanSource Services Group ("SSG") assists resellers in providing more complete solutions and improving customer service. The mission of SSG is to provide our partners with the best and most cost-effective tools that will help accelerate business growth. Through our professional services, integration, custom configuration, marketing, education and training programs and partnership services, SSG improves efficiency, productivity, quality control, and profitability of our business partners. Since partners can leverage our expertise to complement or expand their reach, SSG is positioned to create opportunities, extend resources and increase profit for our partners.

Operations

Information Systems

The Company’s multiple information systems that are centralized by geography and are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information systems for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company’s warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company’s multiple information systems. The customer service and technical support departments employ the systems for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

Warehouse and Shipping Strategy

We operate a 600,000 square foot centralized distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. Our European operation utilizes a centralized third party warehouse located in Liege, Belgium that services all of Europe. Warehouses for our Latin American operations are located in Florida, Mexico and Brazil. Our distribution model creates several advantages, including: (i) a reduced amount of "safety stock" inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. Our objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

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

Employees

As of June 30, 2014, we had approximately 1,500 employees located in the United States, Canada, Latin America and Europe. The Company has no organized labor or trade unions in the United States. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trade names and service marks "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Security," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource Mexico," and "ScanSource Brasil."

The Company has been issued registrations for the service marks "ScanSource," "Catalyst Telecom," and "NetPoint" in countries in its principal markets. Additionally, we have registered "ScanSource Catalyst" as a trademark in the United States. These trade names and service marks do not have value assigned to them and have a designated indefinite life. The Company does not believe that its operations are dependent upon any of its trade names or service marks. The Company also sells products and provides services under various trade names and service marks to which reference is made in this report that are the property of owners other than the Company.

Additional Information

The Company’s principal internet address is www.scansource.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this annual report. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, free of charge on

www.scansourceinc.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

Additional costs, cost overruns and delays with a new ERP system - Our business and results of operations have been and will continue to be adversely affected if we experience significant costs, cost overruns and delays in connection with a new ERP system.

Our new ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. We may experience cost overruns and project delays in connection with the process.

Our business and results of operations will be adversely affected if we experience operating problems, additional costs, or cost overruns during the ERP process. To the extent that the ERP project cannot be completed in a timely and cost efficient manner, or there are significant problems with the transition to a new ERP system, our business, results of operations and financial results could experience a material adverse affect.

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

Acquisitions may involve significant risks and uncertainties, including the following: distraction of management's attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the acquisition; difficulty in the integration of acquired businesses, including new employees, business systems and technology; inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services; exposure to new regulations; and issues not discovered in our due diligence process, such as unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Also, we may be unable to retain or replace key employees of our acquired companies. Our operations may be adversely impacted by an acquisition that is not suited for us, is improperly executed, or substantially increases our debt. In addition, adverse movements in foreign currency exchange rates could increase the purchase price paid, including earnout payments. Any of these factors could adversely affect our operating results or financial condition. Moreover, future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets, or impairment of goodwill. Acquisitions could also result in a dilutive impact to our earnings. No assurances can be given that we will be able to dispose of business units on favorable terms or without significant costs, nor can there be any assurance future acquisitions will not result in future impairment charges.

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

Our company conducts business in the United States, Brazil, Canada, Mexico, Europe and Latin American countries, which exposes our business to fluctuations in currency exchange rates. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, British pound, Mexican peso and the Brazilian real may also negatively impact our customer pricing, operating results and acquisition purchase prices, including earnout payments. While we manage our short-term exposure to fluctuations in the value of currencies using various derivatives or other financial instruments, such attempts to mitigate these risks are costly and not always successful. Our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

Exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. Developing economies, such as Brazil, could have sudden and drastic changes in foreign exchange rates compared to others. The uncertainty of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro and other European currencies to fluctuate. Currency variations also contribute to variations in sales of products in impacted jurisdictions. Thus, the volatility in exchange rates can have tremendous impact on our customers' ability to purchase our products.

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

Brazilian and Latin America operations - We face special political, economic and regulatory risks by doing business in Brazil and other South American countries, which could materially and adversely affect our financial condition and results of operations.

As a result of our April 2011 acquisition of all of the shares of CDC Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC' or "ScanSource Brasil"), we have substantial operations in Brazil and face risks related to that country's complex tax, labor, trade compliance and consumer protection laws and regulations. We may now have exposure to the complex tax structure in Brazil, where we have noted that several other companies have had issues with Brazilian tax authorities that have impacted earnings. Additionally, developing markets such as Brazil have greater political volatility, greater vulnerability to infrastructure and labor disruptions, are more likely than developed economies to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, doing business in Brazil poses additional challenges such as finding qualified employees, underdeveloped infrastructure, and identifying and retaining qualified suppliers and service providers among other risks. Any of these factors could adversely affect our financial condition and results of operations. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

Vendor consolidation may also lead to changes in the nature and terms of relationships with our vendors. The loss or deterioration of a major vendor relationship would adversely affect our business, operation results and financial condition.

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

Growth strategies - If we fail to effectively manage and implement our organic growth strategies, we will experience a negative effect on our business and financial results.

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

Our ability to successfully manage our growth will require continued enhancement of our operational, managerial and financial resources and controls. Our failure to effectively manage our growth would have an adverse effect on our business, financial condition or results of operations. Additionally, our growth may increase our working capital requirements and as a result, we may require additional equity or debt financing. Such financing may not be available on terms that are favorable to us, if at all.

Global economic instability - Current world-wide economic conditions and market disruptions may adversely affect our business, pricing strategy and results of operations.

The results of our business are subject to the effects of global economic conditions. The slow recovery from the past economic downturn and the continued uncertainty regarding the future health of the global economy may adversely affect revenues, margins, earnings and growth rates. High levels of unemployment and reduced consumer confidence in various markets we have operations in can affect both our company directly and indirectly by affecting other companies that we do business with.

Financial markets throughout the world could experience extreme disruption, including, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy costs, geopolitical issues and failure and potential failures of major financial institutions. These developments and/or a related general economic downturn may adversely impact our business and financial condition in a number of ways. We recently experienced weakened demand in our European operations as a result of current economic conditions in the region. Economic slowdowns can lead to reduced information technology spending by end users, which can adversely affect our sales. Economic instability has increased competitive pressure throughout the channels we serve, resulting in pricing pressures that have decreased our margins. This effect may continue in the future.

Global economic downturn and instability may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. Tightening of credit in financial markets and general economic downturn may adversely affect the ability of our reseller customers, vendors and service providers to obtain financing for significant purchases and operations and to perform their obligations under our agreements with them. Instability in financial and currency markets or changes in intergovernmental relations can also lead to limited access to U.S. dollars or other currencies by our customers.  This can result in a decrease in or cancellation of orders for our products and services, negatively impact our ability to collect our accounts receivable on a timely basis, result in additional reserves for uncollectible accounts receivable being required and lead to elevated levels of obsolete inventory.

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

Our operating results could be adversely affected by increased competition for employees, higher employee turnover, or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions. Our new worldwide management structure, announced in June 2013, is expected to provide improved management of our operations and improved succession planning within our organization.

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

Centralized functions - We have centralized a number of functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations would have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products in North America from a single warehouse near Memphis, Tennessee (with corresponding arrangements for our Latin American and European markets). Similarly, for the primary business operations, we utilize a single information system based in Greenville, South Carolina for our North American and European operations, while our Latin American operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

Although we have business interruption insurance, not all losses are covered, and an uninsured loss from electrical or telephone failure, fire or other casualty, water damage, theft, or other disruption would have an adverse effect on our business, financial condition or results of operations. In addition, there are limits on all of our insurance coverage, and it is possible that losses might exceed that coverage.

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

Should there be an economic downturn, it is possible that prices may decline due to an oversupply of product, and therefore, there may be a greater risk of declines in inventory value. In addition, our vendors may become insolvent and unable to fulfill their product obligations to us. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technologies could have an adverse effect on our business, financial condition or results of operations.

Narrow gross profit margins - Our narrow gross profit margins significantly impact our operating results.

Our industry is highly competitive and characterized by narrow gross profit margins and operating profit margins. Because of our narrow margins, fluctuations in sales can have a magnified impact on our overall operating results. We may not be able to reduce our operating expense as a percentage of revenue to mitigate any further reductions in profit margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Reliance on third parties - We are dependent on third parties for services including the delivery of a majority of our products. Changes in shipping terms or the failure or inability of our third party shippers to perform could have an adverse impact on our business and results of operations.

We rely on arrangements with third parties to perform certain services our business depends on and services for our customers, which, if not performed by these third parties in accordance with the terms of the arrangement could result in significant disruptions or costs to our organization, including monetary damages and an adverse effect on our customer relationships.

In particular, we are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), could have an adverse effect on our business, financial condition and results of operations. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs. Additionally, deterioration of the financial condition of our carriers could have an adverse impact on our logistical processes and shipping costs. Poor financial condition of our freight carriers could result in delayed responsiveness in their service lead times, which would ultimately affect our responsiveness to our customers. Additionally, if our carriers were to increase our shipping costs, it may adversely affect our financial results if we are unable to pass on these higher costs to our customers.

Fair value measurement of contingent consideration, goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have structured acquisitions with an upfront payment and additional earnout payments. The acquisition of CDC was structured having an upfront payment with five annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30, 2011 through June 30, 2015. In accordance with ASC 805, Business Combinations, a liability for the contingent consideration driven by an earn-out must be recorded at the onset of the purchase and must be revalued at every reporting period. Changes in the fair value of the liability are recorded as an adjustment to operating income. These changes can occur due to changes in estimated future financial results, the probabilities of achieving these results, the discount rate reflective of our creditworthiness, and the market risk premium associated with the Brazilian market. Both gains and losses can occur due to changes in these fair value estimates, thus increasing volatility of our earnings. We expect to continue to use this structure for future acquisitions.

On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges that would adversely affect our operating results. A global economic downturn could impact our prior judgments and assumptions about the fair value of our business, and we may be required to record impairment charges of goodwill or other identifiable intangible assets in the future.

Goodwill impairments - Goodwill impairments and impairments of long-lived assets could have a material non-cash adverse effect on our results of operations.

We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We performed our annual impairment test for fiscal 2014 and determined that no goodwill impairment charge was necessary. In the fourth quarter of fiscal 2013 we recorded a non-cash charge for goodwill impairment in our European Communications and Brazilian POS & Barcode reporting units.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2018. This change in accounting standard could have a significant adverse effect on our financial position or results of operations.

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

Volatility of Stock Price- The trading price of our common stock

The stock market as a whole and the trading prices of companies in the wholesale electronics industry have been volatile. Companies in our industry experience significant quarter-to-quarter fluctuations. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, transactions, partnerships, joint ventures, or capital commitments.

A material decline in the price of our common stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, if needed, and the inability for you to obtain a favorable price at which you could sell your shares.

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
The Company or its subsidiaries also have offices, each of approximately 13,000 square feet or less, in leased facilities in Norcross, Georgia; Cheektowaga, New York;Tempe, Arizona; Lenexa, Kansas; and Mississauga, Canada.
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
As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2013, and in our Quarterly Reports or Form 10-Q for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014, on January 2, 2013, through our wholly-owned subsidiary Partner Services, Inc. ("PSI"), we filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). In June 2014, the parties reached a Settlement Agreement where both parties agreed to mutually dismiss all claims and counterclaims against the other in exchange for Avanade's payment to the Company of $15.0 million.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." The Company has never declared or paid a cash dividend since inception. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is restricted. As of August 28, 2014, there were approximately 534 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2014
First quarter	$36.74	$30.60
Second quarter	43.65	33.75
Third quarter	42.64	35.56
Fourth quarter	42.99	36.10
Fiscal Year 2013
First quarter	$33.78	$26.41
Second quarter	32.55	27.06
Third quarter	34.08	28.15
Fourth quarter	34.84	25.83

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ScanSource, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
6/09
6/10
6/11
6/12
6/13
6/14
ScanSource, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	2009	2010	2011	2012	2013	2014
ScanSource, Inc.	$100	$102	$153	$125	$131	$155
NASDAQ Composite	$100	$117	$155	$167	$197	$259
SIC Code 5045 – Computers & Peripheral Equipment	$100	$92	$117	$103	$113	$149

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of income data:
Net sales	$2,913,634	$2,876,964	$3,015,296	$2,666,531	$2,114,979
Cost of goods sold	2,612,535	2,584,090	2,713,272	2,392,224	1,896,052
Gross profit	301,099	292,874	302,024	274,307	218,927
Selling, general and administrative expenses	192,492	191,216	188,388	161,326	143,151
Impairment charges (legal recovery)	(15,490)	48,772	—	—	—
Change in fair value of contingent consideration	2,311	1,843	120	(128)	—
Operating income	121,786	51,043	113,516	113,109	75,776
Interest (income) expense, net	(1,633)	(1,463)	(1,247)	511	85
Other (income) expense, net	312	(520)	3,552	712	(50)
Income before income taxes	123,107	53,026	111,211	111,886	75,741
Provision for income taxes	41,318	18,364	36,923	38,363	26,929
Net income	$81,789	$34,662	$74,288	$73,523	$48,812
Net income per common share, basic	$2.89	$1.25	$2.72	$2.74	$1.83
Weighted-average shares outstanding, basic	28,337	27,774	27,362	26,872	26,605
Net income per common share, diluted	$2.86	$1.24	$2.68	$2.70	$1.82
Weighted-average shares outstanding, diluted	28,602	27,994	27,751	27,246	26,869

	As of June 30,
	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data:
Working capital	$715,850	$614,378	$533,529	$532,167	$436,953
Total assets	1,335,124	1,164,183	1,201,806	1,182,188	859,750
Total long-term debt (including short-term borrowings)	5,429	5,429	9,697	60,106	30,429
Total shareholders’ equity	$802,643	$695,956	$652,311	$587,394	$486,851

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are not historical facts and contain "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our dependence upon information systems and the ability to transition to a new ERP system without business disruption and in a timely and cost efficient manner; our ability to integrate acquisitions, and effectively manage and implement our growth strategies; our ability to manage the potential adverse effects of operating in foreign jurisdictions, including, adverse changes in economic, political and market conditions in Europe, Latin America, and in Brazil, Venezuela, and Argentina in particular; our ability to hedge or mitigate the effects of fluctuations in foreign exchange rates; our dependence on vendors, product supply, and availability; our ability to decrease our cost structure in response to competitive price pressures and changes in demand for our products; our ability to compete in new and existing markets that are highly competitive; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our ability to effectively manage and implement our growth strategies; our ability to manage our business when general economic conditions are poor; our ability to retain and expand our existing and new customer relationships; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to retain key employees, particularly senior management; our ability to centralize certain functions to provide efficient support to our business; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to remain profitable in the face of narrow margins; our ability to manage loss, disclosure or misappropriation of, or access to, information or other breaches of our information security; our dependence on third-party freight carriers; our ability to manage the distribution channels; our ability to increase our business in Brazil; our exposure to the volatility of earnings due to changes in fair value of assets and liabilities, including changes in the fair value of our earn-out obligation to the sellers of CDC, changes in accounting principles, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings; our ability to avoid goodwill and long-lived asset impairments resulting in material non-cash charges to earnings; our ability to manage disruptions or loss of certain assets from terrorist or military operations; our ability to obtain required capital at acceptable terms to fund our working capital and growth strategies; and our ability to resolve or settle potentially adverse litigation matters. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained under the "Investors Relations" tab on our website at www.scansource.com. Please refer to the cautionary statements and important factors discussed in Item 1A. "Risk Factors" in this Annual Report on Form 10-K for further information. This discussion and analysis should be read in conjunction with Item 6. "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for approximately 290 technology manufacturers and sells to approximately 28,000 resellers in the following specialty technology markets: POS and Barcode, Security and Communications.

The Company operates in the United States, Canada, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

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

During fiscal year 2014, the Barcode & Security distribution segment added 3D printing solutions to their product offerings that are targeted at the manufacturing, healthcare, aerospace, and automotive markets.

In April 2014, it was announced that Zebra Technologies intends to purchase Motorola Solutions' enterprise business. Zebra Technologies and Motorola Solutions represent key vendors in our barcode technologies business.

In the fourth quarter of fiscal 2013, we announced a new management structure to enhance our worldwide technology markets focus and growth strategy. This worldwide management structure creates new leadership roles and reporting segments to globally leverage the Company's leadership in specific technology markets. As a part of this new structure, ScanSource has created two technology segments, each with its own president. The two segments are Worldwide Barcode & Security, which includes ScanSource POS and Barcode and ScanSource Security business units, and Worldwide Communications & Services, which encompasses ScanSource Catalyst, ScanSource Communications and ScanSource Services Group business units. The reporting segments of Worldwide Barcode & Security and Worldwide Communications & Services replaced the geographic segments of North America and International and gave the Company the ability to leverage its size and experience to deliver more value to our vendor and reseller partners in its existing markets.

We restructured our European Communications sales unit in the third quarter of fiscal year 2013 in order to support a strategy for profitable growth. The new organizational structure provided focused business unit leadership, as well as dedicated merchandising, sales and technical support teams, at the appropriate scale. In addition, the Company moved certain European support functions to centralized global teams in the United States to gain efficiencies. The annualized cost savings in connection with the restructuring, principally associated with the elimination of positions, was estimated at approximately $3.1 million. The Company incurred approximately $1.2 million in associated costs, including related severance expenses. These restructuring costs, which were accrued in the third quarter of fiscal year 2013, are included in selling, general and administration costs in the accompanying Consolidated Income Statements. For further discussion on our restructuring, refer to Note 14 -Restructuring Costs.

In the fourth quarter of fiscal year 2013, the Company decided not to proceed with the development of the Enterprise Resource Planning ("ERP") project using the Microsoft Dynamics AX software and we wrote off substantially all of the total capitalized expenses related to the original project. The non-cash charge recorded of $28.2 million before the effect of income taxes ($18.0 million net of the tax impact), included software development costs, hardware, software interfaces and other related costs.  The remaining $0.6 million of the total $28.8 million capitalized balance was placed into service in July 2013. The software that was placed into service is not the ERP system itself, but an auxiliary database system designed to assist in the management of the product offerings.  Prior to the write off, the capitalized software was included in property and equipment at cost on the Consolidated Balance Sheets.

In January 2013, through the Company's wholly-owned subsidiary Partner Services, Inc. ("PSI"), the Company filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). In June 2014, the parties reached a Settlement Agreement where both parties agreed to mutually dismiss all claims and counterclaims against the other in exchange for Avanade's payment to the Company of $15.0 million. The Company also reversed $2.0 million in accrued liabilities for unpaid invoices received from Avanade and paid a contingency fee of $1.5 million to the law firm who represented the Company in the lawsuit. The settlement, net of attorney fees and reversal of accrued liabilities is included in the impairment charges (legal recovery) line item on the Consolidated Income Statements.

In December 2013, the Company retained Systems Applications Products ("SAP") for software platform and implementation consulting services for a new Enterprise Resource Planning ("ERP") system. Development of our new ERP system began in January of 2014.

After we performed our annual goodwill impairment test in 2013 we determined that a goodwill impairment charge was necessary for our Brazilian POS & Barcode and European Communications reporting units. Prior to the test, no interim impairment indicators were identified. The Company's impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling. The impairment charges were a result of reduced earnings and cash flow forecasts primarily due to the general macroeconomic environment and lower expectations of future results. Furthermore, earnout payments made to CDC shareholders have been lower than those forecasted and assumed in the calculation of goodwill, at the time of acquisition. During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in Europe and Brazil, respectively.

During fiscal year 2014, the Company completed its annual impairment test as of April 30 and determined that no goodwill impairment charge was necessary.

As compared to prior year, our Latin America subsidiary has been experiencing a significant drop in revenue in Venezuela due to increased country-specific risks. The Company's transactions in Venezuela are denominated in U.S. dollars, however, our Venezuelan resellers are having difficulties getting U.S. dollars to pay us as the government controls the available U.S. dollars within the country. Hence, we have heightened risk of collectability in this country. At June 30, 2014, the Company held $2.3 million in accounts receivable with 87% reserves specific to accounts receivable in Venezuela.

Our objective is to continue to grow profitable sales in the technologies we distribute and to focus on growth in security and communication technologies. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we distribute. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

Cost Control/Profitability

Our operating income growth is driven not only by gross profits but by a disciplined control of operating expenses. Our operations feature scalable information systems, streamlined management, and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective order fulfillment. From inception, we have managed our general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have continued to invest in new technologies, specifically, security, communication and 3D technology; increased marketing efforts to recruit resellers; and enhanced employee benefit plans to retain employees.

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

Adjusted Net Income and Adjusted EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, we disclose adjusted net income and adjusted diluted EPS. Results for the current year ended June 30, 2014 excluded a legal recovery, net of attorney fees. Results for the year ended June 30, 2013 excluded charges associated with the impairment of our old ERP project using Microsoft Dynamics AX software and goodwill in two of our reporting units, and costs associated with tax compliance and personnel replacement in the Company's Belgian office. Please see notes 1, 5 and 14 of the Notes to Consolidated Financial Statements for additional information on these items. We believe that these historical items are outside of our normal operating expenses. Adjusted net income and adjusted diluted EPS are useful in better assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting results for future periods.

Below, we are providing a non-GAAP reconciliation of net income and earnings per share adjusted for the costs and charges mentioned above:

	Year ended June 30, 2014			Year ended June 30, 2013
	Pre-Tax Income	Net Income (Loss)	Diluted EPS	Pre-Tax Income	Net Income (Loss)	Diluted EPS

GAAP Measures	$123,107	$81,789	$2.86	$53,026	$34,662	$1.24
Adjustments:
Legal recovery, net of attorney fees	(15,490)	(9,756)	(0.34)	—	—	—
Costs associated with Belgian tax compliance and personnel replacement costs, including related professional fees	—	—	—	2,121	1,400	0.05
Impairment charges - ERP	—	—	—	28,210	18,015	0.64
Impairment charges - Goodwill	—	—	—	20,562	15,201	0.54
Non-GAAP measures	$107,617	$72,033	$2.52	$103,919	$69,278	$2.47

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the fiscal years ended June 30, 2014, 2013, and 2012, respectively.
Management adjusted the calculation of ROIC to exclude the impact of legal recoveries, net of attorney fees for the current year ended June 30, 2014. Management also adjusted the calculation of ROIC to exclude the impact of ERP and goodwill impairment charges and costs associated with Belgian tax compliance for the year ended June 30, 2013. Management believes these adjustments provide a measure of the Company's profitability on a basis more comparable to historical or future periods. Had management not adjusted for the above mentioned items, the ROIC would have been 17.4% and 9% for the fiscal year ended June 30, 2014 and 2013, respectively. We believe the calculation of ROIC including adjusted EBITDA and adjusted average equity provides useful information to investors and is an additional relevant comparison of our performance during the year.

	2014	2013	2012
Return on invested capital ratio	15.4%	16.0%	17.2%

The components of our ROIC calculation and reconciliation to the Company's financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Net income (GAAP)	$81,789	$34,662	$74,288
Plus: income taxes	41,318	18,364	36,923
Plus: interest expense	731	775	1,639
Plus: depreciation & amortization	7,375	8,457	9,580
EBITDA	131,213	62,258	122,430
Adjustments(a)	(15,490)	50,893	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$115,723	$113,151	$122,430

Invested capital calculations	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Equity – beginning of the year	$695,956	$652,311	$587,394
Equity – end of the year	802,643	695,956	652,311
Adjustments, net of tax(a)	(9,756)	34,616	—
Average equity, adjusted	744,422	691,442	619,853
Average funded debt(b)	5,429	15,405	92,125
Invested capital (denominator)	$749,851	$706,847	$711,978
Return on invested capital	15.4%	16.0%	17.2%

(a)     Includes a legal recovery, net of attorney fees for the year ended June 30, 2014 and includes non-cash impairment charges, and expenses associated with
Belgian tax compliance and personnel replacement costs, including related professional fees for year ended June 30, 2013.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

The decrease in our return on invested capital from the prior year is largely due to higher average equity from retained earnings.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2014	2013	2012
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.7	89.8	90.0
Gross profit	10.3	10.2	10.0
Selling, general and administrative expenses	6.6	6.6	6.2
Impairment charges (legal recovery)	(0.5)	1.7	0.0
Change in fair value of contingent consideration	0.1	0.1	0.0
Operating income	4.2	1.8	3.8
Interest expense (income), net	(0.1)	0.0	0.0
Other expense (income), net	0.0	0.0	0.1
Income before income taxes and minority interest	4.2	1.8	3.7
Provision for income taxes	1.4	0.6	1.2
Net income	2.8%	1.2%	2.5%

Comparison of Fiscal Years Ended June 30, 2014 and 2013

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

Net Sales

The Company has two reportable segments, which are based on product sales. The following table summarizes the Company’s net sales results by product categories and by geographic location for the comparable fiscal years ending June 30th:

Segments

	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,873,177	$1,828,219	$44,958	2.5%
Worldwide Communications & Services	1,040,457	1,048,745	(8,288)	(0.8)%
Total net sales	$2,913,634	$2,876,964	$36,670	1.3%

Geographic Sales

	2014	2013	$ Change	% Change
	(in thousands)
North American sales units	$2,179,890	$2,139,723	$40,167	1.9%
International sales units	$733,744	737,241	(3,497)	(0.5)%
Total net sales	$2,913,634	$2,876,964	$36,670	1.3%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe and Latin America and our ScanSource Security business unit in North America. During fiscal year 2014 net sales for this segment increased $45.0 million or 2.5% compared to the prior fiscal year. On a constant currency basis, net sales for fiscal 2014 increased $46.4 million or 2.5% compared to prior year. The increase is primarily due to growth in all business units within Worldwide Barcode & Security, with the exception of the Miami export business.

Worldwide Communications & Services

The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. During fiscal year 2014, net sales for this segment decreased $8.3 million or 0.8% compared to the prior fiscal year. On a constant currency basis, net sales for fiscal 2014 decreased $11.1 million or 1.1%. compared to prior year. Sales growth in the North America Communications business unit was offset by weaker sales results for the Catalyst and Europe Communications business units.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$168,233	$168,123	$110	0.1%	9.0%	9.2%
Worldwide Communications & Services	132,866	124,751	8,115	6.5%	12.8%	11.9%
Total gross profit	$301,099	$292,874	$8,225	2.8%	10.3%	10.2%

Worldwide Barcode & Security

Gross profit dollars for the Barcode & Security distribution segment remained relatively flat for the fiscal year ended June 30, 2014 as compared to prior year. As a percentage of sales, gross profit margin decreased slightly to 9.0% for fiscal year 2014 as compared to 9.2% for fiscal year 2013. This reduction is largely the result sales mix, principally higher sales volume of lower margin products.

Worldwide Communications & Services

Gross profit dollars and gross profit margin for the Communications & Services distribution segment increased for the fiscal year ended June 30, 2014. As a percentage of sales, gross profit margin increased to 12.8% for fiscal year 2014 compared to 11.9% for fiscal year 2013, primarily due to higher service fee income and improved vendor program attainment.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expenses	$192,492	$191,216	$1,276	0.7%	6.6%	6.6%
Impairment charges (legal recovery)	(15,490)	48,772	(64,262)	(131.8)%	(0.5)%	1.7%
Change in fair value of contingent consideration	2,311	1,843	468	25.4%	0.1%	0.1%
Operating expenses	$179,313	$241,831	$(62,518)	(25.9)%	6.2%	8.4%

Selling, general and administrative expenses ("SG&A") increased $1.3 million for the fiscal year ending June 30, 2014. The increase in SG&A expenses is primarily due to increased personnel headcount and higher healthcare costs, partially offset by lower bad debt expense.

In the fourth quarter of 2014, we recorded a $15.5 million legal recovery, net of attorney fees, related to our previously disclosed ERP litigation. In the fourth quarter of fiscal 2013, we recorded impairment charges from our ERP project and goodwill in our ScanSource Communications Europe and ScanSource Brasil sales units as mentioned above. Discussion on these impairments can be found in the overview section of the MD&A as well as Note 3 - Property & Equipment and Note 5 - Goodwill and Other Identifiable Intangible Assets in the notes to the consolidated financial statements.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC separately from other selling, general and administrative expenses. In the current year, we have recorded a $2.3 million loss, driven by recurring amortization of the unrecognized fair value discount and a decline in the discount rate used, partially offset by a reduction in forecasted results.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$51,523	$34,665	$16,858	48.6%	2.8%	1.9%
Worldwide Communications & Services	54,773	44,588	10,185	22.8%	5.3%	4.3%
Corporate	15,490	(28,210)	43,700	(154.9)%	—%	nm*
Total operating income	$121,786	$51,043	$70,743	138.6%	4.2%	1.8%
*nm - percentages are not meaningful

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income increased $16.9 million for the fiscal year ended June 30, 2014. The increase is largely the result of a $15.1 million impairment expense related to ScanSource Brasil, included in prior year results, as well as, a decrease in the provision for doubtful accounts.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income increased $10.2 million for the fiscal year ended June 30, 2014. The increase is primarily attributable to increased gross profit margin and $5.4 million of goodwill impairment charges related to Europe Communications included in prior year results.

Corporate

For the year ended June 30, 2014 Corporate received a legal recovery, net of attorney fees, of $15.5 million, related to our previously disclosed ERP litigation for the year ended June 30, 2014. We incurred a $28.2 million ERP impairment charge for the year ended June 30, 2013.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$731	$775	$(44)	(5.7)%	—%	—%
Interest income	(2,364)	(2,238)	(126)	5.6%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	616	(32)	648	nm*	—%	—%
Other, net	(304)	(488)	184	(37.7)%	—%	—%
Total other (income) expense	$(1,321)	$(1,983)	$662	(33.4)%	—%	(0.1)%
*nm - percentages are not meaningful

Interest expense reflects interest incurred on the Company’s long-term debt, non-utilization fees from the Company’s revolving credit facility and the amortization of debt issuance costs.

Interest income for the year ended June 30, 2014 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the British pound versus the euro, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions.

Provision for Income Taxes

Income tax expense was $41.3 million and $18.4 million for the fiscal years ended June 30, 2014 and 2013, respectively, reflecting an effective tax rate of 33.6% and 34.6%, respectively. The decrease in the effective tax rate is primarily due to the non-recurring impairment of goodwill in the United Kingdom for our European Communications reporting unit, which was not deductible for fiscal year 2013. The Company expects the fiscal year 2015 effective tax rate to range between 33% to 34%.

Comparison of Fiscal Years Ended June 30, 2013 and 2012

Net Sales

The Company has two reportable segments, which are based on product sales. The following table summarizes the Company’s net sales results by product categories and by geographic location for the comparable fiscal years ending June 30th:

Segments

	2013	2012	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,828,219	$1,837,307	$(9,088)	(0.5)%
Worldwide Communications & Services	1,048,745	1,177,989	(129,244)	(11.0)%
Total net sales	$2,876,964	$3,015,296	$(138,332)	(4.6)%

Geographic Sales

	2013	2012	$ Change	% Change
	(in thousands)
North American distribution sales units	$2,139,723	$2,236,459	$(96,736)	(4.3)%
International distribution sales units	737,241	778,837	(41,596)	(5.3)%
Total net sales	$2,876,964	$3,015,296	$(138,332)	(4.6)%

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

Worldwide Communications & Services

The Communications/Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. During fiscal year 2013, net sales for this segment declined compared to the prior fiscal year, with little change attributable to foreign currency exchange translation. The decrease was largely attributable to the loss of Juniper Networks sales, which decreased approximately $109 million year-over-year. Our distribution agreement with Juniper Networks ended in September 2012.

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

Worldwide Communications & Services

Gross profit for the Communications/Services distribution segment decreased for the fiscal year ended June 30, 2013. This is the result of lower sales volume, primarily related to the loss of Juniper Networks revenues as described earlier. The gross profit expressed as a percentage of net sales increased for fiscal year 2013 compared to fiscal year 2012 driven by improved product sales mix and vendor incentives.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Selling, general and administrative expense	$191,216	$188,388	$2,828	1.5%	6.6%	6.2%
Impairment charges	48,772	—	48,772	100.0%	1.7%	—%
Change in fair value of contingent consideration	1,843	120	1,723	1,435.8%	0.1%	—%
Operating expenses	$241,831	$188,508	$53,323	28.3%	8.4%	6.2%

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

In the fourth quarter of fiscal 2013, we recorded impairment charges from our ERP project, and goodwill in our ScanSource Communications Europe and ScanSource Brasil sales units as mentioned above. Discussion on these impairments can be found in the overview section of the MD&A as well as Note 3 - Property & Equipment and Note 5 - Goodwill and Other Identifiable Intangible Assets in the notes to the consolidated financial statements.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC separately from other selling, general and administrative expenses. In the current year, we have recorded a loss, driven by recurring amortization of the unrecognized fair value discount partially offset by income from changes to forecasted and actual results.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Worldwide Barcode & Security	$34,665	$56,669	$(22,004)	(38.8)%	1.9%	3.1%
Worldwide Communications & Services	44,588	56,847	(12,259)	(21.6)%	4.3%	4.8%
Corporate	(28,210)	—	(28,210)	nm*	nm*	—%
Total operating income	$51,043	$113,516	$(62,473)	(55.0)%	1.8%	3.8%
*nm - percentages are not meaningful

Worldwide Barcode & Security

For the Barcode/Security distribution segment, operating income dollars and percentage decreased for the fiscal year ended June 30, 2013. The change is largely the result of higher selling, general and administrative expenses which include a $15.1 million impairment expense related to ScanSource Brasil, as mentioned in the overview above, as well as an increase in the provision for doubtful accounts.

Worldwide Communications & Services

For the Communications/Services distribution segment, operating income in dollars and as a percentage of sales decreased. The change is attributable to lower gross margin dollars resulting from lower sales in fiscal year 2013, the effect of the ScanSource Communications Europe restructuring costs, lower provision for doubtful accounts and $5.4 million of goodwill impairment charges.

Corporate

Corporate incurred a $28.2 million loss relating to the ERP impairment charge discussed previously.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30:

					% of Sales June 30,
	2013	2012	$ Change	% Change	2013	2012
	(in thousands)
Interest expense	$775	$1,639	$(864)	(52.7)%	—%	0.1%
Interest income	(2,238)	(2,886)	648	(22.5)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	(32)	3,766	(3,798)	(100.8)%	—%	0.1%
Other, net	(488)	(214)	(274)	128.0%	—%	—%
Total other (income) expense	$(1,983)	$2,305	$(4,288)	(186.0)%	(0.1)%	0.1%

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

Goodwill Impairment Charge

We completed our annual impairment test as of June 30, 2013 and determined that the book value of the European Communications and the Brazilian POS & Barcode sales units were in excess of fair value and a goodwill impairment was required. Prior to this test, no interim indicators of impairment were identified. Reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results contributed to our determination. Furthermore, earnout payments made to CDC shareholders have been lower than those forecasted and assumed in the calculation of goodwill, at the time of acquisition. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $20.6 million, or $15.2 million after tax at the local tax rate, relating to our reporting units. These goodwill charges are included in a separate operating expense line item, "Impairment charges including ERP & goodwill" in our Consolidated Income Statements. Income and market approaches were used to determine the fair value of each of our seven reporting units. The application of goodwill impairment tests requires management's judgment for many of the inputs. Key assumptions in the impairment test included our forecasted revenue growth rate, discount rate assumptions, and working capital requirements. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. Annual impairment testing did not result in an impairment of goodwill for the year ended June 30, 2012. For additional information regarding goodwill, see Note 5 - Goodwill and Other Identifiable Intangible Assets.

Provision for Income Taxes

Income tax expense was $18.4 million and $36.9 million for the fiscal years ended June 30, 2013 and 2012, respectively, reflecting an effective tax rate of 34.6% and 33.2%, respectively. This increase in the effective tax rate is primarily the result of the nondeductible goodwill impairment in the United Kingdom for our European Communications reporting unit.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2014				Fiscal 2013
	Jun. 30 2014	Mar. 31 2014	Dec. 31 2013	Sept. 30 2013	Jun. 30 2013	Mar. 31 2013	Dec. 31 2012	Sept. 30 2012
	(in thousands, except per share data)
Net sales	$758,113	$682,998	$740,618	$731,904	$712,678	$682,965	$747,716	$733,605
Cost of goods sold	684,120	609,647	663,362	655,405	637,027	614,133	673,365	659,565
Gross profit	$73,993	$73,351	$77,256	$76,499	$75,651	$68,832	$74,351	$74,040
Net income	$27,105	$16,949	$18,298	$19,437	$(13,315)	$13,978	$16,357	$17,642
Weighted-average shares outstanding, basic	28,525	28,502	28,293	28,034	27,922	27,847	27,713	27,618
Weighted-average shares outstanding, diluted	28,763	28,730	28,597	28,257	27,922	28,024	27,958	27,901
Net income (loss) per common share, basic	$0.95	$0.59	$0.65	$0.69	$(0.48)	$0.50	$0.59	$0.64
Net income (loss) per common share, diluted	$0.94	$0.59	$0.64	$0.69	$(0.48)	$0.50	$0.59	$0.63

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
Service revenue associated with configuration and marketing services is recognized when the work is complete and the four criteria discussed above have been substantially met. Service revenue associated with configuration, marketing, service contracts and other services approximated 2% or less of consolidated net sales for fiscal years 2014, 2013 and 2012.
We also distribute third-party service contracts, typically for product maintenance and support. These service contracts are sold separately from the products, and often the Company serves as the agent for the contract on behalf of the original equipment manufacturer. Since we act as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. We also distribute some self-branded warranty programs and engage a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of contract and presented in net sales and cost of goods sold, respectively.
During the fiscal years ended June 30, 2014, 2013 and 2012, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, we would follow the guidance set forth in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 605 - Revenue Recognition.
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
Vendor Programs
The Company receives incentives from vendors related to volume rebates, cooperative advertising allowances and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. FASB's ASC 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with ASC 740, Accounting for Income Taxes. During fiscal 2013, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The tax effect of this accounting policy change is immaterial to the financial statements. See Note 11 - Income Taxes, for further discussion.
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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. During fiscal year 2014, the Company completed its annual impairment test as of April 30 and determined that no goodwill impairment charge was necessary. However, as of the most recent annual impairment test the estimated fair value of the Company's Latin American goodwill reporting unit exceeded its carrying value by smaller margins than the Company's other goodwill reporting units. The estimated fair value of the Latin America goodwill reporting unit exceeded the carrying value by 10.2%. The increase in sensitivity to this goodwill reporting unit is driven largely by the general macroeconomic environment and lower expectations for future results in the units. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that this goodwill reporting unit is impaired at this time, if we are not able to achieve projected operating margins within the expected working capital requirements and/or there are unfavorable changes to the discount rate, a future impairment of goodwill is at least reasonably possible.
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
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments based on future results through fiscal year 2015 based on a multiple of the subsidiary’s pro forma net income as defined in the Share Purchase and Sale Agreement. Future payments are to be paid in Brazilian currency, the real. There are two remaining earnout payments payable in annual installments on August 31, 2014 and October 31, 2015. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a discounted cash flow model following the income approach. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.

Accounting Standards Recently Issued
See Note 1 in the Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $300 million revolving credit facility, $5.4 million industrial revenue bond and €6 million line of credit for our European subsidiary. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash on hand and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.
Cash and cash equivalents totaled $194.9 million at June 30, 2014, compared to $148.2 million at June 30, 2013, of which $39.7 million and $23.8 million was held outside of the United States as of June 30, 2014 and 2013, respectively. Checks released but not yet cleared from these accounts in the amounts of $84.1 million and $65.9 million are classified as accounts payable as of June 30, 2014 and June 30, 2013, respectively.
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
Our net investment in working capital increased $101.5 million to $715.9 million at June 30, 2014 from $614.4 million at June 30, 2013, principally from higher cash, accounts receivable and inventory balances, partially offset by higher accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.
Net cash provided by operating activities was $47.7 million for year ended June 30, 2014, compared to $129.4 million provided by operating activity in the prior year. The decrease in operating cash flows is largely the result of higher inventory and accounts receivable balances, partially offset by higher accounts payable and net income.
The number of days sales outstanding ("DSO") was 55 at June 30, 2014 and June 30, 2013, which is within our typically expected range. Accounts receivable increased due to higher sales.
Inventory turnover decreased to 5.6 times during the fourth quarter of the current fiscal year, compared to 6.2 times in the prior year quarter. Throughout fiscal year 2014 inventory turnover ranged from 5.1 to 6.3 times. The decrease in inventory turns in relation to the prior year comparative quarter is primarily due to higher inventory levels in anticipation of the upcoming quarter demand.

Cash used in investing activities for the year ended June 30, 2014 was $11.2 million, compared to $4.8 million used in the prior year. Current year capital expenditures were attributable to the Company's new Enterprise Resource Planning ("ERP") system, while prior year investing cash flows were primarily attributable to investments that were subsequently impaired, as well as, building improvements in the United States and Europe.
In December 2013, we retained SAP for the software platform and implementation consulting services for a new ERP system. The Company is currently working on the development and implementation of the new ERP platform. Management expects capital spending for fiscal 2015 to range from $17 million to $22 million, primarily related to the ERP system.
In fiscal 2014, cash provided by financing activities totaled to $9.3 million, compared to $5.0 million cash used in financing activities in the prior year. The change in cash flow is primarily attributable to increased exercises of stock options and no activity related to our short-term borrowings.
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
At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40% depending on the Leverage Ratio, on non-utilized borrowings availability, excluding swingline loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. We were in compliance with all covenants under the credit facility as of June 30, 2014.
There were no outstanding borrowings on the Company's $300 million revolving credit facility as of June 30, 2014 and 2013.
On a gross basis, we made zero borrowings and repayments on the $300.0 million revolving credit facility in fiscal 2014. In the prior year, we borrowed $515.3 million and repaid $515.9 million. The average daily balance on the revolving credit facility was $0.0 million and $9.4 million for the years ended June 30, 2014 and 2013, respectively. There were no standby letters of credits issued and outstanding as of June 30, 2014, leaving $300 million available for borrowings under the revolving credit facility.
In addition to our multi-currency $300 million revolving credit facility, we have a €6.0 million subsidiary line of credit utilized by our European operations which bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. There were no outstanding borrowings as of June 30, 2014 and 2013. This facility is secured by the assets of our European operations and is guaranteed by ScanSource, Inc.
On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made its first three payments to the former shareholders totaling $10.4 million. As of June 30, 2014, we have $11.1 million recorded for the earnout obligation, of which $5.9 million is classified as current and due August 31, 2014. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.
On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. The outstanding balance on this facility was $5.4 million as of June 30, 2014 and 2013, and the effective interest rate was 1.00% and 1.04%, respectively. The Company was in compliance with all covenants associated with this agreement as of June 30, 2014.
The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2014, the Company had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnout pertaining to the CDC acquisition. See Notes 6, 8 and 12 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$15,871	$4,734	$7,510	$2,417	$1,210
Capital lease	743	250	493	—	—
Principal debt payments	5,429	—	—	231	5,198
Contingent consideration(2)	11,107	5,851	5,256	—	—
Other(3)	—	—	—	—	—
Total obligations	$33,150	$10,835	$13,259	$2,648	$6,408

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

(2)	Amounts disclosed regarding future CDC earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments total $12.0 million as of June 30, 2014.

(3)
Amounts totaling $14.0 million of deferred compensation which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2014 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the fiscal year ended June 30, 2014 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At June 30, 2014, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian real and Canadian dollars. At June 30, 2014, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.
We have audited the accompanying consolidated balance sheet of ScanSource Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2014. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScanSource, Inc. and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 28, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.
We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated August 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the accompanying consolidated balance sheet of ScanSource, Inc. and subsidiaries as of June 30, 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2013. Our audits also included the financial statement schedule for each of the two years in the period ended June 30, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ScanSource, Inc. and subsidiaries at June 30, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for each of the two years in the period ended June 30, 2013 set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina
August 26, 2013

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$194,851	$148,164
Accounts receivable, less allowance of $26,257 at June 30, 2014 and $25,479 at June 30, 2013	464,405	435,028
Inventories	504,758	402,307
Prepaid expenses and other current assets	33,558	40,105
Deferred income taxes	18,109	16,456
Total current assets	1,215,681	1,042,060
Property and equipment, net	31,823	20,203
Goodwill	32,342	31,795
Other non-current assets, including net identifiable intangible assets	55,278	70,125
Total assets	$1,335,124	$1,164,183
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—
Accounts payable	421,721	362,271
Accrued expenses and other current liabilities	63,574	59,983
Current portion of contingent consideration	5,851	3,732
Income taxes payable	8,685	1,696
Total current liabilities	499,831	427,682
Deferred income taxes	185	205
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	—	—
Long-term portion of contingent consideration	5,256	8,813
Other long-term liabilities	21,780	26,098
Total liabilities	532,481	468,227
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,539,481and 27,971,809 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	168,447	149,821
Retained earnings	650,896	569,107
Accumulated other comprehensive (loss) income	(16,700)	(22,972)
Total shareholders’ equity	802,643	695,956
Total liabilities and shareholders’ equity	$1,335,124	$1,164,183

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2014, 2013, and 2012
(in thousands, except per share information)

	2014	2013	2012
Net sales	$2,913,634	$2,876,964	$3,015,296
Cost of goods sold	2,612,535	2,584,090	2,713,272
Gross profit	301,099	292,874	302,024
Selling, general and administrative expenses	192,492	191,216	188,388
Impairment charges (legal recovery)	(15,490)	48,772	—
Change in fair value of contingent consideration	2,311	1,843	120
Operating income	121,786	51,043	113,516
Interest expense	731	775	1,639
Interest income	(2,364)	(2,238)	(2,886)
Other (income) expense, net	312	(520)	3,552
Income before income taxes	123,107	53,026	111,211
Provision for income taxes	41,318	18,364	36,923
Net income	$81,789	$34,662	$74,288
Per share data:
Net income per common share, basic	$2.89	$1.25	$2.72
Weighted-average shares outstanding, basic	28,337	27,774	27,362
Net income per common share, diluted	$2.86	$1.24	$2.68
Weighted-average shares outstanding, diluted	28,602	27,994	27,751

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2014, 2013, and 2012
(in thousands)

	2014	2013	2012
Net income	$81,789	$34,662	$74,288
Unrealized gain on hedged transaction, net of tax	—	—	139
Foreign currency translation adjustment	6,272	(1,281)	(25,459)
Comprehensive income	$88,061	$33,381	$48,968

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2014, 2013, and 2012
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2011	27,109,932	$123,608	$460,157	$3,629	$587,394
Net income	—	—	74,288	—	74,288
Unrealized gain on hedged transaction, net of tax of $76	—	—	—	139	139
Foreign currency translation adjustment	—	—	—	(25,459)	(25,459)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	494,908	7,642	—	—	7,642
Share based compensation	—	7,004	—	—	7,004
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	1,303	—	—	1,303
Balance at June 30, 2012	27,604,840	$139,557	$534,445	$(21,691)	$652,311
Net income	—	—	34,662	—	34,662
Foreign currency translation adjustment	—	—	—	(1,281)	(1,281)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	366,969	4,024	—	—	4,024
Share based compensation	—	5,692	—	—	5,692
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	548	—	—	548
Balance at June 30, 2013	27,971,809	$149,821	$569,107	$(22,972)	$695,956
Net income	—	—	81,789	—	81,789
Foreign currency translation adjustment	—	—	—	6,272	6,272
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	567,672	12,581	—	—	12,581
Share based compensation	—	5,328	—	—	5,328
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	717	—	—	717
Balance at June 30, 2014	28,539,481	$168,447	$650,896	$(16,700)	$802,643

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2014, 2013, and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$81,789	$34,662	$74,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,375	8,457	9,580
Amortization of debt issue costs	312	345	342
Provision for doubtful accounts	6,573	10,333	7,134
Share based compensation	5,248	5,618	6,840
Impairment charges	—	48,772	—
Deferred income taxes	8,606	(19,630)	(6,377)
Excess tax benefits from share-based payment arrangements	(982)	(849)	(1,720)
Change in fair value of contingent consideration	2,311	1,843	120
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,860)	13,746	(34,322)
Inventories	(99,214)	86,821	(29,387)
Prepaid expenses and other assets	6,206	(28)	(4,103)
Other noncurrent assets	1,285	9,441	1,166
Accounts payable	57,532	(56,837)	28,306
Accrued expenses and other liabilities	(5,357)	(14,145)	8,371
Income taxes payable	7,898	895	(280)
Net cash provided by (used in) operating activities	47,722	129,444	59,958
Cash flows from investing activities:
Capital expenditures	(11,228)	(4,831)	(12,790)
Net cash provided by (used in) investing activities	(11,228)	(4,831)	(12,790)
Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	—	(4,459)	1,345
Borrowings on revolving credit, net of expenses	—	515,262	1,408,522
Repayments on revolving credit, net of expenses	—	(515,877)	(1,433,161)
Repayments on long-term debt	—	—	(25,000)
Debt issuance costs	(468)	—	(1,360)
Contingent consideration payments	(3,810)	(4,777)	(2,000)
Exercise of stock options	12,581	4,024	7,642
Excess tax benefits from share-based payment arrangements	982	849	1,720
Net cash provided by (used in) financing activities	9,285	(4,978)	(42,292)
Effect of exchange rate changes on cash and cash equivalents	908	(644)	(4,450)
Increase (decrease) in cash and cash equivalents	46,687	118,991	426
Cash and cash equivalents at beginning of period	148,164	29,173	28,747
Cash and cash equivalents at end of period	$194,851	$148,164	$29,173
Supplemental disclosure of cash flow information:
Interest paid during the year	$739	$796	$1,578
Income taxes paid during the year	$24,323	$35,582	$46,057
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014

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

The Company operates in the United States, Canada, Latin America, and Europe and uses centralized distribution centers for major geographic regions. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution center in Belgium.

Consolidation Policy

The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, contingent consideration, and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

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

Reorganization and Segment changes

Prior to fiscal 2013 the Company's reporting units coincided with its geographic business segments of North America and International. In the fourth quarter of 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets. As part of this new structure, the Company created two technology business operating segments: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by the Company's centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the consolidated financial statements to conform to the new presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months, when purchased, or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $84.1 million and $65.9 million are classified as accounts payable as of June 30, 2014 and June 30, 2013, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality and holds amounts in excess of FDIC or other insured limits.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout United States, Canada, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. In addition, the Company carries credit insurance on certain subsections of the customer portfolio. No single customer accounted for more than 5% of the Company’s net sales for the fiscal year 2014, and no single customer accounted for more than 6% of the Company's net sales for the fiscal year 2013 or 2012.

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

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies and intercompany loans with foreign subsidiaries. In addition, the Company may have foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currencies are denominated primarily by British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

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

During the fiscal year ended June 30, 2008, the Company entered into an interest rate swap and designated this instrument as a hedge of the cash flows on certain variable rate debt. The interest rate swap matured on September 28, 2011. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in earnings in fiscal 2012, but were reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings. No other interest rate swap agreements were executed or outstanding for fiscal year 2014, 2013, or 2012.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions and withdrawals to and from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $14.0 million and $13.8 million as of June 30, 2014 and June 30, 2013, respectively. These investments are classified as either current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $0.6 million and $1.6 million at June 30, 2014 and June 30, 2013, respectively.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. FASB's Accounting Standards Codification ("ASC") 605 – Revenue Recognition, addresses accounting by a customer (including a reseller) for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Vendor Concentration

The Company sells products from many vendors, however, sales of products supplied by Motorola, Avaya and Honeywell each constituted more than 10% of the Company’s net sales for year ended June 30, 2014. Sales of products supplied by Motorola and each Avaya constituted more than 10% of the Company's net sales for the years ended June 30, 2013 and 2012.

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

Capitalized Software

The Company accounts for capitalized software in accordance with ASC 350-40, which provides guidance for computer software developed or obtained for internal use. The Company is required to continually evaluate the stage of the implementation process to determine whether or not costs are expensed or capitalized. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the development phase, such as material and direct services costs, compensation costs of employees associated with the development, and interest cost, are capitalized as incurred. Costs incurred during the post implementation or operation phase, such as training and maintenance costs, are expensed as incurred. In addition, costs incurred to modify existing software that result in additional functionality are capitalized as incurred.

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill is reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units are primarily based on geography, one level below our Barcode & Security segment and Communications & Services segment. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

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

In the fourth quarter of 2013, the Company decided not to proceed with the development of the Enterprise Resource Planning ("ERP") project using the Microsoft Dynamics AX software and wrote off substantially all of the total $28.8 million in capitalized expenses related to the original project. The non-cash charge recorded of $28.2 million before the effect of income taxes $18.0 million net of the income tax impact), included software development costs, hardware, software interfaces and other related costs. Prior to the write-off, the capitalized software was included in property and equipment at cost on the consolidated balance sheet. The remaining balance of approximately $0.6 million was placed into service in July 2014. See Note 3 - Property and Equipment

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

for further discussion regarding our ERP project. The Company did not record any material impairment charges for the fiscal years ended June 30, 2014 and 2012.

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

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former CDC shareholders, the Company is obligated to make additional earnout payments based on future results through fiscal year 2015 based on a multiple of the subsidiary’s pro forma net income as defined in Exhibit 2.1.(b)(2) of the Share Purchase and Sale Agreement by and among the Company’s Brazilian subsidiary, the former shareholders and CDC, dated April 7, 2011. Future payments are to be paid in Brazilian currency, the real. The Company has made its first three payments to the former shareholders totaling $10.4 million. The next payment is anticipated to be made on August 31, 2014, based on the pro forma results of the twelve month period ended June 30, 2014. The final earnout payment will become payable on October 31, 2015. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability weighted discounted cash flow model following the income approach. Each period the Company reflects the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item in the Consolidated Income Statements.

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

Service revenue associated with configuration and marketing services is recognized when the work is complete, and the four criteria discussed above have been substantially met. Other service revenue associated with configuration, marketing, service contracts and other services approximates 2% or less of consolidated net sales for fiscal years 2014, 2013 and 2012.

The Company also distributes third-party service contracts, typically for product maintenance and support. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third party costs are amortized over the life of the contract and presented in net sales and cost of goods sold, respectively.

During the fiscal years ended June 30, 2014, 2013 and 2012, the Company has not engaged in sales transactions involving multiple element arrangements.

Shipping Revenue and Costs

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue for the years ended June 30, 2014, 2013 and 2012 was $12.2 million, $12.1 million and $12.2 million, respectively.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three fiscal years ended June 30, 2014. Deferred advertising costs at June 30, 2014 and 2013 were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include dollars, euros, British pounds and Brazilian reais. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes. During 2013, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The tax effect of this accounting policy change is immaterial to the financial statements. See Note 11 - Income Taxes for further discussion.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4 - Acquisitions for further discussion.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2018. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

(2)Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$81,789	34,662	74,288

Denominator:
Weighted-average shares, basic	28,337	27,774	27,362
Dilutive effect of share-based payments	265	220	389
Weighted-average shares, diluted	28,602	27,994	27,751

Net income per common share, basic	$2.89	$1.25	$2.72
Net income per common share, diluted	$2.86	$1.24	$2.68

For the years ended June 30, 2014, 2013 and 2012, weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 230,706, 1,062,000 and 583,000, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

(3)Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2014	2013
	(in thousands)
Land	$3,009	$3,009
Buildings and leasehold improvements	21,088	20,020
Computer software and equipment	14,770	14,338
Furniture, fixtures and equipment	12,390	14,852
Construction in progress	13,193	629
	64,450	52,848
Less accumulated depreciation	(32,627)	(32,645)
	$31,823	$20,203

During the fiscal year ended June 30, 2014, the increase in gross fixed assets from the prior year is largely due to capital expenditures for the new ERP system using SAP software that is currently under development. In the fourth quarter of 2013, the Company ceased development of its ERP project using the Microsoft Dynamics AX software, rendering substantially all of the amount of the project impaired. Of the $28.8 million in capitalized expenses related to the project, the Company wrote off $28.2 million in the fiscal year ended June 30, 2013. The remaining $0.6 million was placed into service in July 2014.

Depreciation expense was $3.5 million, $3.6 million, and $3.5 million, respectively, for the fiscal years ended 2014, 2013, and 2012.

(4)	Acquisitions

CDC Brazil S.A.

On April 15, 2011, the Company completed its acquisition of 100% of the shares of CDC, formerly known as CDC Brasil Distribuidora LTDA, Brazil’s leading distributor of AIDC and POS solutions. This acquisition gave the Company an established presence in Latin America’s largest specialty technology market and allowed the Company to more easily scale its Latin American operations.

Under the Share Purchase and Sale Agreement, the Company structured the purchase transaction as an all cash share purchase with an initial payment of $36.2 million, net of cash acquired, and assumed working capital payables and debt at closing. The remaining purchase price is payable in annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30 from 2011 through 2015. As of June 30, 2014, there are two remaining earnout payments to be made to the former shareholders. Please see Note 8 - Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration.

In fiscal 2012, the Company incurred $0.3 million of acquisition-related costs, primarily for professional fees incurred for due diligence, legal advice and tax planning. These costs are included in selling, general and administrative expenses in the Company's consolidated income statement. During the third quarter of fiscal 2012, the Company finalized the purchase accounting for the CDC acquisition.

The purchase price allocated to the fair value of identified intangible assets associated with the acquisition of CDC is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Amount
Identified intangible assets	(in thousands)
Trade names (2 year useful life)	$2,746
Customer relationships (6 year useful life)	18,965
Non-compete agreements (5 year useful life)	894
Total identified intangible assets	$22,605

The weighted average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 5 years.

During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed in the Share Purchase and Sale Agreement. As part of the initial payment, the sellers placed $25.5 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement to provide for potential indemnification liabilities. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. During fiscal year 2012, the Company and former shareholders released $5.3 million from the escrow account for the settlement of a pre-acquisition contingency and $2.5 million to the sellers. The amount available after the impact of foreign currency translation, as of June 30, 2014 and 2013 for future pre-acquisition contingency settlements or to be released to the sellers, was $11.8 million and $11.7 million, respectively.

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2014	June 30, 2013	June 30, 2012
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$5,023	$5,061	$3,886
Other assets (noncurrent)	$1,221	$2,905	$5,112
Liabilities
Other current liabilities	$5,023	$5,061	$3,886
Other long-term liabilities	$1,221	$2,905	$5,112

The change in classification and amounts of the pre-acquisition contingencies is due to the finalization of purchase accounting in the third quarter of the fiscal 2012, foreign currency translation on a weaker Brazilian real against the U.S. dollar and the expiration of the statute of limitations for identified pre-acquisition contingencies. The Company finalized its quantitative assessments for various state and federal tax exposures and identified the statute of limitations for these exposures in determining the appropriate classification. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2014 is estimated to range as high as $8.1 million at this time, of which all exposures are indemnifiable under the Share Purchase and Sale Agreement.

(5)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. The reporting units utilized for goodwill impairment tests are primarily based on geography, one level below the Barcode & Security and Communications & Services operating segments.

During fiscal year 2014, the Company completed its annual impairment test as of April 30, 2014 and determined that no goodwill impairment charge was necessary. However, as of the most recent annual impairment test, the estimated fair value of the Company's

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Latin American goodwill reporting unit exceeded its carrying values by a smaller margin than the Company's other goodwill reporting units. The estimated fair value of the Latin America goodwill reporting unit exceeded the carrying value by 10.2%. The increase in sensitivity to this goodwill reporting unit is driven largely by the general macroeconomic environment and lower expectations for future results in the unit. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that this goodwill reporting unit is impaired at this time, if we are not able to achieve projected operating margins within the expected working capital requirements and/or there are unfavorable changes to the discount rate, a future impairment of goodwill is at least reasonably possible.

During fiscal year 2013, the Company completed its annual impairment test as of June 30, 2013 and determined that a goodwill impairment charge was necessary for its Brazilian POS & Barcode and European Communications reporting units. Prior to the test, no interim impairment indicators were identified. The Company's impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling based on forecasts which were discounted using a weighted average cost of capital (a level 3 input). The impairment charges were a result of reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results. During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in Europe Communications and Brazil POS & Barcode, respectively.

Changes in the carrying amount of goodwill for the years ended June 30, 2014 and 2013, by reportable segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2012	$33,008	$20,877	$53,885
Impairment charges	(15,143)	(5,419)	(20,562)
Unrealized gain (loss) on foreign currency translation	(1,536)	8	(1,528)
Balance as of June 30, 2013	$16,329	$15,466	$31,795
Unrealized gain (loss) on foreign currency translation	547	—	547
Balance as of June 30, 2014	$16,876	$15,466	$32,342

The following table shows the Company’s identifiable intangible assets as of June 30, 2014 and 2013, respectively. These balances are included on the Consolidated Balance Sheet within other assets:

	June 30, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$33,417	$17,981	$15,436	$33,166	$14,191	$18,975
Trade names	—	—	—	1,941	1,941	—
Non-compete agreements	636	408	228	888	535	353
Distributor agreements	424	93	331	637	153	484
Total intangibles	$34,477	$18,482	$15,995	$36,632	$16,820	$19,812

During the fourth quarter of fiscal 2014, the Company impaired certain customer relationships related to our German communications entity and wrote off the gross carrying amount and corresponding accumulated amortization.

The weighted average amortization period for all intangible assets was approximately 11 years for the year ended June 30, 2014 and 10 years for the years ended June 30, 2013 and 2012. Amortization expense for the years ended June 30, 2014, 2013 and 2012 was $3.9 million, $4.9 million and $6.4 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2015	$3,783
2016	3,756
2017	3,187
2018	1,369
2019	1,252
Thereafter	2,648
Total	$15,995

(6)Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect for the period ended June 30, 2014 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate and commitment fee spreads are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. There were no outstanding balances at June 30, 2014 and 2013.

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility that was scheduled to mature on October 11, 2016. On November 6, 2013, the Company entered into an amendment of this credit facility ("Amended Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders to extend its maturity to November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase. The Company incurred debt issuance costs of $0.5 million in connection with the Amended Credit Agreement, which were capitalized to other assets on the Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans denominated in U.S. dollars under the New Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended June 30, 2014 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended June 30, 2014 was 0.175%. Borrowings under the New Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the New Credit Agreement. The Company was in compliance with all covenants under the credit facility as of June 30, 2014. There were no outstanding balances at June 30, 2014 and June 30, 2013.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

The average daily balance on the revolving credit facility during the year ended June 30, 2014 was $0.0 million. There was $300 million available for additional borrowings as of June 30, 2014, and there were no letters of credit issued under the revolving credit facility.

The average daily balance on the revolving credit facility during the year ended June 30, 2013 was $9.4 million. There was $300 million available for additional borrowings as of June 30, 2013, and there were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2014, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of June 30, 2014 and 2013 and is included in long-term debt. The interest rate at June 30, 2014 and 2013 was 1.00% and 1.04%, respectively.

The book value of debt listed above is considered to approximate fair value, as our debt instruments are indexed to LIBOR or the prime rate using the market approach.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2014 are as follows:

Future Debt Payments
(in thousands)
Fiscal year:
2015	$—
2016	—
2017	—
2018	—
2019	231
Thereafter	5,198
Total principal payments	$5,429

Debt Issuance Costs

As of June 30, 2014, net debt issuance costs associated with the credit facility and bonds totaled $1.3 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

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

At June 30, 2014, the Company had contracts outstanding with notional amounts of $62.5 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Net foreign exchange derivative contract (gain) loss	$3,640	$(733)	$1,480
Net foreign currency transactional and re-measurement (gain) loss	(3,024)	701	2,286
Net foreign currency (gain) loss	$616	$(32)	$3,766

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

In fiscal year 2012 the majority of the losses were associated with exposures between the U.S. dollar and the Brazilian real. The Brazilian business incurred significant losses on U.S. dollar denominated exposures in the first quarter of 2012 that were not hedged at the time. Subsequently, the Company has been including these exposures in its daily hedging activities.

Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company may enter into interest rate swap agreements. Currently, there are no swap agreements outstanding.

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

	As of June 30, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$65
Derivative liabilities:(b)
Foreign exchange contracts	$—	$119

(a)	All derivative assets are recorded as prepaid expense and other current assets in the Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(8)	Fair Value of Financial Instruments

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC. The carrying value of debt listed in Note 6 is considered to approximate fair value, as the Company's debt instruments are indexed to LIBOR or the alternate base rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$14,044	$14,044	$—	$—
Forward foreign currency exchange contracts	65	—	65	—
Total assets at fair value	$14,109	$14,044	$65	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$14,044	$14,044	$—	$—
Forward foreign currency exchange contracts	119	—	119	—
Liability for contingent consideration, current and non-current	11,107	—	—	11,107
Total liabilities at fair value	$25,270	$14,044	$119	$11,107

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$13,752	$13,752	$—	$—
Forward foreign currency exchange contracts	308	—	308	—
Total assets at fair value	$14,060	$13,752	$308	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$13,752	$13,752	$—	$—
Forward foreign currency exchange contracts	34	—	34	—
Liability for contingent consideration, current and non-current	12,545	—	—	12,545
Total liabilities at fair value	$26,331	$13,752	$34	$12,545

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

The Company recorded a contingent consideration liability at the acquisition date of CDC representing the amounts payable to former CDC shareholders, as outlined under the terms of the Share Purchase and Sale Agreement, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of this obligation are reported separately on the Consolidated Balance Sheets. The fair value of contingent consideration (Level 3) is determined using a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 15 - Accumulated Other Comprehensive Income.

The table below provides a summary of the changes in fair value of the Company’s only financial asset or liability, the contingent consideration for the CDC earnout that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2014 and 2013:

	Contingent Consideration for the Year Ended	Contingent Consideration for the Year Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Fair value at beginning of period	$12,545	$16,653
Payments	(3,810)	(4,777)
Change in fair value	2,311	1,843
Fluctuation due to foreign currency exchange	61	(1,174)
Fair value at end of period	$11,107	$12,545

The fair value of the liability for the contingent consideration recognized at June 30, 2014 was $11.1 million, of which $5.9 million is classified as current. As of June 30, 2013, the fair value of the contingent consideration was $12.5 million, of which $3.7 million was classified as current. The fair values of amounts owed are recorded in "current portion of contingent consideration" and "long-term portion of contingent consideration" in the Company's Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in Brazilian reais and subject to foreign exchange fluctuation risk. Also, in accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the "change in fair value of contingent consideration" line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase and Sale Agreement;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the Brazilian market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. The change in fair value of the contingent consideration recognized in the Consolidated Income Statement contributed a loss of $2.3 million for the year ended June 30, 2014. Generally, the change in fair value of the contingent consideration will generate a loss as the earnout period lapses. In the current year, the loss was partially offset by a change in the estimated future results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven significant changes in the translation of the real-denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are estimated to be $12.0 million, based on the Company's best estimate as the earnout is based on a multiple of adjusted earnings.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

(9)	Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from four share-based compensation plans (the 1997 Stock Incentive Plan, the 1999 Director Plan, the 2002 Long-Term Incentive Plan, and the 2013 Long-Term Incentive Plan). Awards are currently only granted under the 2013 Long-Term Incentive Plan. As of June 30, 2014, there were 2,754,984 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA") or a restricted stock unit ("RSU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

The Company accounts for its share-based compensation awards in accordance with ASC 718 – Stock Compensation, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date. Total share-based compensation included as a component of selling, general, and administrative expenses in our Consolidated Income Statements was as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,577	$2,125	$2,875
Equity classified restricted stock	3,671	3,493	3,965
Total share-based compensation	$5,248	$5,618	$6,840

Stock Options

During the fiscal year ended June 30, 2014, the Company granted stock options for 122,856 shares to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy and the 2013 Long-Term Incentive Plan, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

The Company used the following weighted average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2014	2013	2012
Expected term	4.00 years	4.64 years	6.77 years
Expected volatility	33.70%	42.90%	41.33%
Risk-free interest rate	1.07%	0.64%	1.42%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per option	$11.91	$10.48	$14.94

The weighted average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends and behaviors of certain groups and individuals receiving these awards. The expected volatility is predominately based on the historical volatility of our common stock for a period approximating the expected term. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds that have a remaining life similar to the expected option term. The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments.

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2014
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,478,283	$31.18
Granted during the period	122,856	42.57
Exercised during the period	(498,971)	27.96
Canceled, forfeited, or expired during the period	(31,071)	34.06
Outstanding, end of year	1,071,097	33.91	5.51	$5,025,390
Vested and expected to vest at June 30, 2014	1,070,718	33.91	5.51	$5,024,582
Exercisable, end of year	820,165	$32.98	4.51	$4,181,791

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2014 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2014, 2013, and 2012 was $5.4 million, $3.1 million, and $5.8 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2014
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	261,280	$32.28	$12.40
Granted	122,856	42.57	11.91
Vested	(122,350)	33.29	13.39
Canceled or forfeited	(10,854)	29.80	11.52
Unvested, end of year	250,932	$36.93	$11.72

As of June 30, 2014, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.08 years. The total fair value of options vested during the fiscal years ended June 30, 2014, 2013, and 2012 is $1.6 million, $2.6 million and $2.9 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.13 - $22.27	15,758	4.43	$18.14	15,758	$18.14
$22.27 - $26.38	30,000	5.43	24.57	30,000	24.57
$26.38 - $30.49	230,739	4.99	28.95	152,936	28.55
$30.49 - $34.60	338,644	4.93	33.21	288,371	33.02
$34.60 - $38.71	335,600	5.11	36.44	333,100	36.44
$38.71 - $42.82	120,356	9.43	42.69	—	—
	1,071,097	5.51	$33.91	820,165	$32.98

The Company issues shares to satisfy the exercise of options.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2014, the Company elected to grant 131,038 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

	Fiscal Year Ended June 30, 2014
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on promotions	3,172	August 27, 2013	$31.54	Annually over 3 years
Certain employees	115,766	December 6, 2013	42.82	Annually over 3 years
Non-Employee Directors(1)
Certain Directors	10,800	December 6, 2013	$42.82	6 months
Newly appointed Director	1,300	June 1, 2014	$37.10	6 months

(1)
Per the 2013 Long-Term Incentive Plan, non-employee directors will receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted will be established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded annually to each non-employee director generally will be determined by dividing $100,000 by the equity award value of the common stock on the date of grant, as defined in the 2013 Long-Term Incentive Plan. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement, or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2014
	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	212,421	$31.82
Granted during the period	131,038	42.49
Vested during the period	(101,452)	33.23
Cancelled, forfeited, or expired during the period	(21,899)	33.54
Outstanding, end of year	220,108	$37.36

As of June 30, 2014, there was approximately $5.8 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted average period of 1.08 years. The Company withheld 32,751 shares for income taxes during the fiscal year ended June 30, 2014.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

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

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Matching contributions	$553	$509	$473
Discretionary contributions	5,207	5,501	5,066
Total contributions	$5,760	$6,010	$5,539

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

(11)	Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Current:
Federal	$25,895	$32,387	$37,736
State	2,439	993	1,376
Foreign	3,826	3,921	3,703
Total current	32,160	37,301	42,815
Deferred:
Federal	7,933	(10,200)	(830)
State	725	(519)	(44)
Foreign	500	(8,218)	(5,018)
Total deferred	9,158	(18,937)	(5,892)
Provision for income taxes	$41,318	$18,364	$36,923

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
U.S. Federal income tax at statutory rate	$43,088	$18,559	$38,924
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,974	523	1,026
Tax credits	(1,935)	(1,629)	(1,122)
Valuation allowance	803	353	24
Effect of foreign operations, net	(1,627)	(1,342)	(2,309)
Stock compensation	(494)	(148)	86
Goodwill impairment	—	1,139	—
Other	(491)	909	294
Provision for income taxes	$41,318	$18,364	$36,923

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2014	2013
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$6,987	$5,958
Inventories	10,950	9,708
Nondeductible accrued expenses	—	375
Net operating loss carryforwards	4,675	4,065
Tax credits	1,873	1,021
Timing of amortization deduction from goodwill	6,101	6,403
Deferred compensation	5,300	5,205
Stock compensation	5,129	5,537
Timing of depreciation and other deductions for building and equipment	—	10,152
Total deferred tax assets	41,015	48,424
Valuation allowance	(1,696)	(893)
Total deferred tax assets, net of allowance	39,319	47,531
Deferred tax liabilities derived from:
Nondeductible accrued expenses	(231)	—
Timing of depreciation and other deductions from building and equipment	(74)	—
Timing of amortization deduction from goodwill	(4,477)	(3,938)
Timing of amortization deduction from intangible assets	(1,886)	(2,506)
Total deferred tax liabilities	(6,668)	(6,444)
Net deferred tax assets	$32,651	$41,087

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Domestic	$104,685	$64,581	$103,711
Foreign	18,422	(11,555)	7,500
Worldwide pretax earnings	$123,107	$53,026	$111,211

At June 30, 2014 , the Company has (i) gross net operating loss carry forwards of less than $0.1 million for U.S. Federal income tax purposes that will begin to expire in 2020; (ii) gross net operating loss carry forwards of approximately $0.9 million for state income tax purposes; (iii) foreign gross net operating loss carry forwards of approximately $13.7 million; (iv) state income tax credit carry forwards of approximately $0.3 million that will begin to expire in 2016; (v) withholding tax credits of approximately $1.2 million; (vi) and foreign tax credits of $0.5 million. As of June 30, 2014, the Company recorded a $0.4 million valuation reserve against foreign net operating loss carry-forwards, related to the notional interest deduction carry forward. In addition to the valuation allowance for the notional interest deduction, the Company maintains a $0.1 million valuation allowance for state net operating losses, and a $1.2 million valuation allowance for withholding tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $89.5 million at June 30, 2014. If these earnings were remitted to the U.S. they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $14.9 million.

Recent financial results in Europe have generated pre-tax losses, primarily the result of our European Communications business. To the extent the Europe Communications business does not return to profitability, this could affect the valuation of certain deferred tax assets. Financial results in Belgium for the year ended June 30, 2014 resulted in a nominal pre-tax loss, but income on a tax basis. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

As of June 30, 2014, the Company had gross unrecognized tax benefits of $1.2 million, $0.7 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.2 million on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below for the years ending 2014, 2013 and 2012 were $1.1 million, $0.9 million and $1.0 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

	June 30,
	2014	2013	2012
	(in thousands)
Beginning Balance	$1,034	$1,257	$1,181
Additions based on tax positions related to the current year	204	240	163
Additions for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	(85)	(463)	(87)
Settlements	—	—	—
Ending Balance	$1,153	$1,034	$1,257
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for tax years before June 30, 2009.

(12)	Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through November 2020. The Company also leases certain equipment under a capital lease that expires in 2017. Lease expense and future minimum lease payments under operating leases and the single capital lease are as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Lease expense	$5,561	$5,094	$5,025

	Operating Lease Payments	Capital Lease Payments	Total Payments
	(in thousands)
Fiscal Year Ended June 30,
2015	$4,734	$250	$4,984
2016	4,071	248	4,319
2017	3,439	245	3,684
2018	1,528	—	1,528
2019	889	—	889
Thereafter	1,210	—	1,210
Total future minimum lease payments	15,871	743	16,614
Less: amounts representing interest on capital lease	—	(12)	(12)
Total future minimum principal lease payments	$15,871	$731	$16,602

On April 27, 2007, the Company entered into an agreement to lease approximately 600,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The lease also provides for a right of first refusal on an additional 147,000 square feet of expansion space. The term of the lease is 120 months with 2 consecutive 5-year extension options.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

On June 3, 2014, the Company entered into an equipment lease transaction for certain information technology infrastructure located in the Greenville, South Carolina facility. The Company determined this lease qualifies as a capital lease and accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of $0.7 million. The lease term is 3 years with an expiration date during 2017.

The components of the Company's capital lease as of June 30, 2014 are as follows:

				Capital Lease Obligations
	Property & Equipment	Accumulated Depreciation	Net Book Value	Short-Term	Long-Term	Total
	(in thousands)
IT Infrastructure	$731	$—	$731	$241	$490	$731

Commitments and Contingencies

A majority of the Company’s net revenues in 2014, 2013 and 2012 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

In January 2013, through the Company's wholly-owned subsidiary Partner Services, Inc. ("PSI"), the Company filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). In June 2014, the parties reached a Settlement Agreement where both parties agreed to mutually dismiss all claims and counterclaims against the other in exchange for Avanade's payment to the Company of $15.0 million. The Company also reversed $2.0 million in accrued liabilities for unpaid invoices received from Avanade and paid a contingency fee of $1.5 million to the law firm who represented the Company in the lawsuit. The settlement, net of attorney fees and reversal of accrued liabilities is included in the impairment charges (legal recovery) line item on the Consolidated Income Statements.

The Company is in the process of designing and developing a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. The Company incurred $13.2 million in the form of capital expenditures related to the ERP project. As of June 30, 2014, amounts in accrued expenses and other current liabilities related to capital expenditures totaled $3.0 million. Capital expenditures for fiscal 2015 could range from $17 million to $22 million.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

(13)	Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two reportable segments, based on product and service type.

Prior to fiscal 2013 the Company's reporting units coincided with its geographic operating segments of North America and International. In the fourth quarter of 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets, changing from a geographic to a technology focus. As part of this new structure, the Company formed two operating segments with a global technology focus: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by the Company's centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the consolidated financial statements to conform to the new presentation.

Worldwide Barcode & Security Segment

The Barcode/Security distribution segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), and electronic physical security technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless infrastructure products. During fiscal year 2014, the Barcode & Security distribution segment added 3D printing solutions to their product offerings that are targeted at the manufacturing, healthcare, aerospace, and automotive markets.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Sales:
Worldwide Barcode & Security	$1,873,177	$1,828,219	$1,837,307
Worldwide Communications & Services	1,040,457	1,048,745	1,177,989
	$2,913,634	$2,876,964	$3,015,296
Depreciation and amortization:
Worldwide Barcode & Security	$4,243	$5,408	$6,590
Worldwide Communications & Services	3,132	3,049	2,990
	$7,375	$8,457	$9,580
Operating income:
Worldwide Barcode & Security(1)	$51,523	$34,665	$56,669
Worldwide Communications & Services(2)	54,773	44,588	56,847
Corporate(3)	15,490	(28,210)	—
	$121,786	$51,043	$113,516
Assets:
Worldwide Barcode & Security	$702,230	$609,939	$695,717
Worldwide Communications & Services	431,908	387,097	438,442
Corporate	200,986	167,147	67,647
	$1,335,124	$1,164,183	$1,201,806
Capital expenditures:
Worldwide Barcode & Security	$784	$446	$4,851
Worldwide Communications & Services	316	973	2,707
Corporate	10,128	3,412	5,232
	$11,228	$4,831	$12,790

(1) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $15.1 million for the goodwill impairment in Brazil
(see also Note 5).

(2) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $5.4 million for the goodwill impairment in Europe
(see also Note 5).

(3) For the year ended June 30, 2014, the amount shown includes a legal recovery, net of attorney fees of 15.5 million. For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $28.2 million for the impairment of our ERP project.

Selected financial information by geography category is presented below:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Sales by Geography Category:
North America	$2,225,962	$2,196,986	$2,285,342
International	733,744	737,241	778,837
Less intercompany sales	(46,072)	(57,263)	(48,883)
	$2,913,634	$2,876,964	$3,015,296

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

(14)	Restructuring Costs

In April 2013, the Company implemented a restructuring plan for its Communications business unit in Europe to support a strategy for profitable growth. In the March 2013 quarter, the Company recorded a liability for expected restructuring costs of $1.2 million related to the termination of employees for workforce reductions. This charge is included in selling, general and administrative expenses in the Consolidated Income Statements. The balance of the liability, which was recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was approximately $0.5 million at June 30, 2013 and was utilized during fiscal 2014.

(15)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(in thousands)
Currency translation adjustment	$(16,700)	$(22,972)	$(21,691)
Accumulated other comprehensive income (loss)	$(16,700)	$(22,972)	$(21,691)

The tax effect of amounts in comprehensive income reflect a tax benefit of $0.3 million, $0.7 million, and $0.5 million for the years ended June 30, 2014, 2013, and 2012 respectively.

(16)	Related Party Transactions

During fiscal years 2014, 2013, and 2012, the Company had sales of $0.0 million, $2.5 million, and $4.2 million, respectively, to companies affiliated with a member of management and a former minority shareholder of ScanSource Latin America’s Miami based operations. This individual left the Company in April 2013. At June 30, 2014 and 2013, there were no accounts receivable from these companies.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014

(17)     Subsequent Events

On August 14, 2014, the Company, entered into a binding letter of intent, pursuant to which the Company agreed to purchase, through the Company or one of the Company’s affiliates, all of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”) from the Network1 shareholders (the “Sellers”). The Network1 Acquisition is subject to certain closing conditions, including the entrance into a definitive purchase agreement and satisfactory completion of due diligence. The letter agreement provides for an initial purchase price of R$159.6 million (or approximately $70.4 million), subject to certain adjustments, and additional amounts to the sellers pursuant to a four year earn-out. The estimated total purchase price pursuant to the letter agreement is approximately R$307 million (or approximately $135.4 million).

Further, on August 14, 2014, the Board of Directors (the "Board") of the Company authorized a program to repurchase outstanding shares of the Company’s common stock, no par value per share, at any time and from time to time for a total aggregate cost to the Company not to exceed $120.0 million. The Board authorized purchases through a trading plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

On August 21, 2014, the Company also announced the execution of a non-binding letter of intent to acquire the business of Imago Group plc (the “Imago Acquisition”). The purchase price for the Imago Acquisition in the letter of intent is an initial cash payment of GBP 24.5 million (approximately $41.0 million), plus certain earnout payments over the next two years.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2014, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.
The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2014, a definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to the information presented under the headings "Board of Directors and Executive Officers," "Corporate Governance Matters – Section 16(a) Beneficial Reporting Compliance," "Corporate Governance Matters – Code of Ethics," "Corporate Governance Matters – Independent Directors," and "Corporate Governance Matters – Board Meetings and Committees – Audit Committee," in the Company’s 2014 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2014.

ITEM 11.	Executive Compensation.

Incorporated herein by reference to the information presented under the headings "Executive Compensation," "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company’s 2014 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information presented under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Company’s 2014 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to the information presented under the heading "Certain Relationships and Related Transactions" and "Corporate Governance Matters – Independent Directors" in the Company’s 2014 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2014.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the headings "Proposal Three – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services" and "Proposal Three – Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures" in the Company’s 2014 Proxy Statement, which will be filed with the SEC not later than 120 days after June 30, 2014.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2012	$23,506	7,134	(7,137)	902	$24,405
Trade and current note receivable allowance					$24,405
Year ended June 30, 2013	$24,405	10,333	(11,377)	2,118	$25,479
Trade and current note receivable allowance					$25,479
Year ended June 30, 2014	$25,479	6,573	(8,100)	2,305	$26,257
Trade and current note receivable allowance					$26,257

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)	"Other" amounts include recoveries and the effect of foreign currency fluctuations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 28, 2014

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 28, 2014
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 28, 2014
Michael L. Baur	(principal executive officer)

/s/ CHARLES A. MATHIS	Executive Vice President and Chief Financial Officer	August 28, 2014
Charles A. Mathis	(principal financial officer)

/s/ GERALD LYONS	Senior Vice President of Finance and Principal Accounting Officer	August 28, 2014
Gerald Lyons	(principal accounting officer)

/s/ PETER C. BROWNING	Director	August 28, 2014
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 28, 2014
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 28, 2014
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 28, 2014
Charles R. Whitchurch

Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement by and among ScanSource DO Brasil Participacoes LTDA as Buyer, Alexandre Machado De Campos Conde, Marcelo Duarte Hirsch, Gustavo Conde, Rosania De Souza Possebom, Juliane Possebom, Daniele Possebom, Gabriela Possebom, Adolar Nardes Junior and Caio Vinicius Domingos Nardes as Sellers; and CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, AECO Participacoes LTDA, Rhouse Participacoes LTDA and Nardes Administracao LTDA (as Agreeing Parties) dated April 7, 2011		8-K		2.1	4/15/2011
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/2004	3.1	2/3/2005
3.2	Amended and Restated Bylaws of the Registrant, effective May 6, 2014		10-Q	12/31/2014	3.1	2/3/2005
4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/1999	10.13	9/28/1999
10.2	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	9/30/2012	10.4	11/2/2012
10.3	Form of Restricted Stock Award (for ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	3/31/2011	10.3	5/6/2011
10.4	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	9/30/2012	10.5	11/2/2012
10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/2009
10.6	ScanSource, Inc. 2013 Long-Term Incentive Plan		S-8	12/2/2013	99	12/5/2013
10.7	ScanSource, Inc. Employee Stock Purchase Plan		S-8	12/4/2013	99	12/5/2013
10.8	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.2	2/4/2011
10.9	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.3	2/4/2011
10.10	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.4	2/4/2011
10.11	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.5	2/4/2011
10.12	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.1	2/4/2009

10.13	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.2	2/4/2009
10.14	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	12/31/2008	10.3	2/4/2009
10.15	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.2	12/7/2009
10.16	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.3	12/7/2009
10.17	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K		10.4	12/7/2009
10.18	Founder's Supplemental Executive Retirement Plan Agreement		10-Q	3/31/2011	10.2	5/6/2011
10.19	Amended and Restated Employment Agreement, effective as of June 25, 2014, between the Registrant and Michael L. Baur	X
10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Andrea D. Meade		10-K	6/30/2011	10.21	8/29/2011
10.21	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and Andrea D. Meade		10-K	6/30/2013	10.25	8/26/2013
10.22	Amended and Restated Employment Agreement, dated June 25, 2014, between the Registrant and John J. Ellsworth	X
10.23	Amended and Restated Employment Agreement, dated June 25, 2014, between the Registrant and Charles A. Mathis	X
10.24	Amended and Restated Employment Agreement, dated June 25, 2014, between the Registrant and Gerald Lyons	X
10.25	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012		10-K	6/30/2012	10.31	8/24/2012
10.26	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011		10-K	6/30/2011	10.27	8/29/2011
10.27	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	12/31/2013	10.1	2/6/2014
10.28	Form of Director Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	12/31/2013	10.2	2/6/2014
10.29	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	12/31/2013	10.3	2/6/2014
10.30	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	12/31/2013	10.4	2/6/2014
10.31	Independent Contractor Agreement entered into on December 2, 2013 between ScanSource, Inc. and Andrea Meade on behalf of Brentwood Road Ventures, LLC		10-Q	12/31/2013	10.5	2/6/2014

10.32	Other Stock Based Award Agreement for John J. Ellsworth dated August 26, 2014	X
10.33	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	X
10.34	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	X
	Bank Agreements
10.35	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto		10-Q	9/30/2011	10.1	11/4/2011
10.36	Amendment No. 1 dated as of November 6, 2013, to the Amended and Restated Credit Agreement, dated October 11, 2011 among ScanSource, Inc., the subsidiary borrowers thereto, the lender parties thereto and JP Morgan Chase Bank, N.A., as Administrative Agent		8-K		10.1	11/8/2013
	Other Agreements
10.37+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	6/30/2007	10.26	8/29/2007
10.38+	US Avaya Contract with ScanSource, Inc.		10-K	6/30/2010	10.39	8/26/2010
10.39+	Amendment to Distribution Agreement with Avaya.		10-K	6/30/2013	10.37	8/26/2013
10.40+	Addendum to Distributor Agreement with Avaya.		10-K/A	6/30/2013	10.38	1/31/2014
10.41+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.		10-K	6/30/2010	10.40	8/26/2010
10.42+	Letter Agreement with US Motorola		10-K	6/30/2010	10.41	8/26/2010
10.43+	Distribution Agreement with US Motorola		10-Q	3/31/2014	10.1	5/7/2014
16.1	Letter from Ernst & Young LLP, dated January 6, 2014		8-K		16.1	1/7/2014
18.1	Preferability letter re change in accounting policy related to goodwill		10-Q	3/31/2014	18.1	5/7/2014
21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101++
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 and June 30, 2013, (ii) the Consolidated Income Statements for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text
X

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