Form 10-Q/A
period 2014-03-31
SCANSOURCE INC
filed 2014-10-24
CIK 918965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed on May 7, 2014 (the “Original 10-Q”), of ScanSource, Inc. (the “Company”). The Company is filing this Amendment to replace Exhibit 10.1 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.1.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 7, 2014. The Original 10-Q has not been amended or updated to reflect events occurring after May 7, 2014, except as specifically set forth in this Amendment.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(b) Exhibits. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	October 24, 2014	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	October 24, 2014	Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	October 24, 2014	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

Exhibit Number	Description

3.2	Amended and Restated Bylaws (1)

10.1	Distribution Agreement with Symbol Technologies, Inc. dated February 12, 2014 +

16.1	Letter from Ernst & Young LLP, dated January 6, 2014 (incorporated by reference from Exhibit 16.1 to the Form 8-K filed on January 7, 2014). (1)

18.1	Preferability Letter Regarding Change in Accounting Policy related to Goodwill (1)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash flows for the nine months ended March 31, 2014 and 2013; and (v) the Notes to the Condensed Consolidated Financial Statements. (1)

(1)	Filed with the Original 10-Q.
+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

4