Form 10-Q
period 2014-09-30
SCANSOURCE INC
filed 2014-11-04
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended September 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, no par value per share	28,551,300 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2014

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995, should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$139,863	$194,851
Accounts receivable, less allowance of $24,110 at September 30, 2014 and $26,257 at June 30, 2014	500,002	464,405
Inventories	495,090	504,758
Prepaid expenses and other current assets	44,497	33,558
Deferred income taxes	18,302	18,109
Total current assets	1,197,754	1,215,681
Property and equipment, net	38,423	31,823
Goodwill	50,945	32,342
Other non-current assets, including net identifiable intangible assets	73,869	55,278
Total assets	$1,360,991	$1,335,124
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$423,545	$421,721
Accrued expenses and other current liabilities	67,915	63,574
Current portion of contingent consideration	7,806	5,851
Income taxes payable	15,164	8,685
Total current liabilities	514,430	499,831
Deferred income taxes	4,356	185
Long-term debt	5,429	5,429
Long-term portion of contingent consideration	2,356	5,256
Other long-term liabilities	24,155	21,780
Total liabilities	550,726	532,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,551,300 and 28,539,481 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	170,104	168,447
Retained earnings	670,104	650,896
Accumulated other comprehensive income (loss)	(29,943)	(16,700)
Total shareholders’ equity	810,265	802,643
Total liabilities and shareholders’ equity	$1,360,991	$1,335,124

June 30, 2014 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2014	2013
Net sales	$791,720	$731,904
Cost of goods sold	714,075	655,405
Gross profit	77,645	76,499
Selling, general and administrative expenses	48,155	47,540
Change in fair value of contingent consideration	513	738
Operating income	28,977	28,221
Interest expense	190	247
Interest income	(835)	(574)
Other (income) expense, net	386	109
Income before income taxes	29,236	28,439
Provision for income taxes	10,028	9,002
Net income	$19,208	$19,437
Per share data:
Net income per common share, basic	$0.67	$0.69
Weighted-average shares outstanding, basic	28,544	28,034

Net income per common share, diluted	$0.67	$0.69
Weighted-average shares outstanding, diluted	28,794	28,257

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2014	2013
Net income	$19,208	$19,437
Foreign currency translation adjustment	(13,243)	4,271
Comprehensive income	$5,965	$23,708

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$19,208	$19,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,897	1,869
Amortization of debt issuance costs	74	86
Provision for doubtful accounts	(2,071)	2,930
Share-based compensation	1,409	1,157
Deferred income taxes	(885)	(255)
Excess tax benefits from share-based payment arrangements	(70)	(274)
Change in fair value of contingent consideration	513	738
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,523)	(8,250)
Inventories	14,530	(28,617)
Prepaid expenses and other assets	(2,718)	(3,528)
Other non-current assets	307	(538)
Accounts payable	(11,961)	53,698
Accrued expenses and other liabilities	(3,474)	(2,014)
Income taxes payable	6,462	9,262
Net cash provided by (used in) operating activities	698	45,701
Cash flows from investing activities:
Capital expenditures	(7,319)	(215)
Cash paid for business acquisitions, net of cash acquired	(35,516)	—
Net cash provided by (used in) investing activities	(42,835)	(215)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	(4,609)	—
Repayments on capital lease obligation	(81)	—
Contingent consideration payments	(5,529)	(3,644)
Exercise of stock options	205	2,786
Excess tax benefits from share-based payment arrangements	70	274
Net cash provided by (used in) financing activities	(9,944)	(584)
Effect of exchange rate changes on cash and cash equivalents	(2,907)	703
Increase (decrease) in cash and cash equivalents	(54,988)	45,605
Cash and cash equivalents at beginning of period	194,851	148,164
Cash and cash equivalents at end of period	$139,863	$193,769

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode and Security through its Worldwide Barcode & Security segment and Communications through its Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution centers located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2014 and June 30, 2014, the results of operations for the quarters ended September 30, 2014 and 2013, the statements of comprehensive income for the quarters ended September 30, 2014 and 2013 and the statements of cash flows for the three months ended September 30, 2014 and 2013. The results of operations for the quarters ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2014 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $66.1 million and $84.1 million are included in accounts payable as of September 30, 2014 and June 30, 2014, respectively.

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

	Quarter ended
	September 30,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net Income	$19,208	$19,437
Denominator:
Weighted-average shares, basic	28,544	28,034
Dilutive effect of share-based payments	250	223
Weighted-average shares, diluted	28,794	28,257

Net income per common share, basic	$0.67	$0.69
Net income per common share, diluted	$0.67	$0.69

For the quarter ended September 30, 2014, weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 227,720. For the quarter ended September 30, 2013, there were 751,435 weighted average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2014	June 30, 2014
	(in thousands)
Foreign currency translation adjustment	$(29,943)	$(16,700)
Accumulated other comprehensive income (loss)	$(29,943)	$(16,700)

For the quarter ended September 30, 2014 and 2013, the tax effect of amounts in comprehensive income reflect a tax expense of $0.9 million and a tax benefit of $0.2 million, respectively.
(4) Acquisitions
On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added distributor of video and voice communications equipment and services. Subsequent to the acquisition, the Company formally changed the name of Imago Group plc to ScanSource Video Communications Europe Ltd. ("Imago Scansource"). Imago ScanSource joins the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added distributor of video, voice, and data solutions for resellers in Europe.

Under the Share Purchase Agreement, the Company structured the purchase transaction with an initial cash payment of $37.4 million, plus two additional annual cash installments for the twelve month periods ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. Please see Note 8, Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration.
Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill and identifiable intangible assets. Due to the timing of the acquisition relative to end of quarter, the valuation of certain tangible assets and the finalization of amortizable intangible assets is still in process at the date of this filing, therefore, estimates provided are subject to change. An estimate of the goodwill and identifiable intangible assets as of the acquisition date is as follows:

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Imago ScanSource	$19,284	$19,605

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.

For tax purposes, due to the nondeductible nature of the amortization of identifiable intangible assets acquired the Company recorded a deferred tax liability in the amount of $4.1 million. The deferred tax liability represents the difference between the book and tax bases in the assets and will decrease over time as the assets are amortized for book purposes.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2014, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2014	$16,876	$15,466	$32,342
Additions	—	19,284	19,284
Foreign currency translation adjustment	(565)	(116)	(681)
Balance as of September 30, 2014	$16,311	$34,634	$50,945

Included within other non-current assets in the Condensed Consolidated Balance Sheets are net identifiable intangible assets of $33.8 million and $16.0 million at September 30, 2014 and June 30, 2014, respectively. The increase in net identifiable intangible assets is due to those acquired related to the Imago ScanSource acquisition. These amounts relate to acquired intangible assets including trade names, customer relationships, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

A subsidiary of the Company has a €6.0 million line of credit, which is secured by the assets of our European operations and is guaranteed by ScanSource, Inc. This agreement can be withdrawn by the lender with minimal notice. The subsidiary line of credit bears interest at the 30-day Euro Interbank Offered Rate ("EURIBOR") plus a spread ranging from 1.25% to 2.00% per annum. The spread in effect for the period ended September 30, 2014 was 1.25%. Additionally, the Company is assessed commitment fees ranging from 0.10% to 0.275% on non-utilized borrowing availability if outstanding balances are below €3.0 million. The interest rate spread and commitment fee rates are based on the Company's Leverage Ratio for its revolving credit facility, as defined below. There were no outstanding balances at September 30, 2014 and June 30, 2014.

Imago ScanSource, a new subsidiary of the Company has multi-currency invoice discounting credit facilities secured by the subsidiary’s assets for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings,

30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at September 30, 2014.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended September 30, 2014 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended September 30, 2014 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of September 30, 2014. There were no outstanding balances at September 30, 2014 and June 30, 2014.

The average daily balance during the three month period ended September 30, 2014 and 2013 was $0.0 million. There was $300 million available for additional borrowings as of September 30, 2014 and 2013, and there were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of September 30, 2014, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of September 30, 2014 and June 30, 2014 and is included in long-term debt. The interest rate at September 30, 2014 and June 30, 2014 was 1.01% and 1.00%, respectively.

Debt Issuance Costs

As of September 30, 2014, net debt issuance costs associated with the credit facility and bonds totaled $1.3 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding with notional amounts of $77.4 million and $62.5 million for the exchange of foreign currencies as of September 30, 2014 and June 30, 2014, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2014	2013
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(1,414)	$2,179
Net foreign currency transactional and re-measurement (gains) losses	1,862	(2,020)
Net foreign currency (gains) losses	$448	$159

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

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of September 30, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$74
Derivative liabilities:(b)
Foreign exchange contracts	$—	$53

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil") and to the previous owners of Imago ScanSource. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the alternate base rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$14,776	$14,776	$—	$—
Forward foreign currency exchange contracts	74	—	74	—
Total assets at fair value	$14,850	$14,776	$74	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$14,776	$14,776	$—	$—
Forward foreign currency exchange contracts	53	—	53	—
Liability for contingent consideration, current and non-current portion	10,162	—	—	10,162
Total liabilities at fair value	$24,991	$14,776	$53	$10,162

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$14,044	$14,044	$—	$—
Forward foreign currency exchange contracts	65	—	65	—
Total assets at fair value	$14,109	$14,044	$65	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$14,044	$14,044	$—	$—
Forward foreign currency exchange contracts	119	—	119	—
Liability for contingent consideration, current and non-current portion	11,107	—	—	11,107
Total liabilities at fair value	$25,270	$14,044	$119	$11,107

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

Foreign currency forward contracts are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2). See Note 7 - Derivatives and Hedging Activities. Foreign currency contracts are classified in the consolidated balance sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective contracts' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of CDC and Imago ScanSource representing the amounts payable to former shareholders, as outlined under the terms of the Share Purchase Agreements, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent consideration for CDC (Level 3) is determined using a discounted cash flow model. The fair value of the contingent consideration for Imago ScanSource (Level 3) is determined using a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income.

CDC is part of the Company's Worldwide Barcode and Security Segment, and Imago ScanSource is part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC and Imago ScanSource earnouts for the quarter ended September 30, 2014:

	Contingent consideration for the quarter ended
	September 30, 2014
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$11,107	$—	$11,107
Issuance of contingent consideration	—	4,983	4,983
Payments	(5,529)	—	(5,529)
Change in fair value of contingent consideration	498	15	513
Foreign currency translation adjustment	(882)	(30)	(912)
Fair value at end of period	$5,194	$4,968	$10,162

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC earnout for the quarter ended September 30, 2013:

	Contingent consideration for the quarter ended
	September 30, 2013
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$12,545	$—	$12,545
Payments	(3,644)	—	(3,644)
Change in fair value of contingent consideration	738	—	738
Foreign currency translation adjustment	(133)	—	(133)
Fair value at end of period	$9,506	$—	$9,506

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in currencies other than the U.S. dollar and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liabilities at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liabilities associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the Share Purchase Agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the Brazilian and European markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

Barcode and Security Segment

The fair value of the liability for the contingent consideration related to CDC recognized at September 30, 2014 was $5.2 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.5 million for the quarter ended September 30, 2014. The change this quarter is largely driven by the recurring amortization of the unrecognized fair value discount and changes in actual results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $5.8 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at September 30, 2014 was $5.0 million of which $2.6 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million for the quarter ended September 30, 2014. The change this quarter is largely driven by volatility in the foreign exchange between the British pound and the U.S. dollar of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $5.8 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

(9) Segment Information

The Company is a leading distributor of specialty technology products, providing value-added distribution sales to resellers in specialty technology markets. The Company has two reportable segments, based on product and service type.

Worldwide Barcode & Security Segment

The Barcode & Security distribution segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), electronic physical security, and 3D printing technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Communications & Services distribution segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, and these business units offer voice, video conferencing, wireless, data networking and converged communications solutions in North America and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, including education, healthcare, and government. To help resellers develop a new technology practice, or to extend their capability and reach, ScanSource Services Group delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2014	2013
	(in thousands)
Sales:
Worldwide Barcode & Security	$500,960	$450,644
Worldwide Communications & Services	290,760	281,260
	$791,720	$731,904

Depreciation and amortization:
Worldwide Barcode & Security	$1,080	$1,082
Worldwide Communications & Services	817	787
	$1,897	$1,869
Operating income:
Worldwide Barcode & Security	$12,541	$11,959
Worldwide Communications & Services	17,786	16,262
Corporate (1)	(1,350)	—
	$28,977	$28,221
Capital expenditures:
Worldwide Barcode & Security	$86	$141
Worldwide Communications & Services	3	74
Corporate	7,230	—
	$7,319	$215
Sales by Geography Category:
North America	$606,646	$570,358
International	195,929	173,564
Less intercompany sales	(10,855)	(12,018)
	$791,720	$731,904

(1) For the quarter ended September 30, 2014, the amount shown includes acquisition costs primarily related to the Imago ScanSource acquisition.

	September 30, 2014	June 30, 2014
	(in thousands)
Assets:
Worldwide Barcode & Security	$672,424	$702,230
Worldwide Communications & Services	528,316	431,908
Corporate	160,251	200,986
	$1,360,991	$1,335,124
Property and equipment, net by Geography Category:
North America	$34,318	$28,673
International	4,105	3,150
	$38,423	$31,823

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

The Company is in the process of designing and developing a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. For the three month period ended September 30, 2014, the Company incurred $6.2 million in the form of capital expenditures related to the ERP project. Amounts in accrued expenses and other current liabilities related to capital expenditures totaled $2.0 million and $3.0 million as of September 30, 2014 and June 30, 2014, respectively. Capital expenditures for fiscal 2015 could range from $17 million to $22 million.

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

	September 30, 2014	June 30, 2014
	(in thousands)
Assets
Prepaid expenses and other current assets	$4,514	$5,023
Other non-current assets	$1,097	$1,221
Liabilities
Accrued expenses and other current liabilities	$4,514	$5,023
Other long-term liabilities	$1,097	$1,221

Changes in these contingent liabilities and receivables from June 30, 2014, are primarily driven by foreign currency translation.

On August 14, 2014, the Company, entered into a binding letter of intent, pursuant to which the Company agreed to purchase, through the Company or one of the Company’s affiliates, all of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”) from the Network1 shareholders. As of the date of this filings, the Company is still in the process of negotiating a definitive agreement for the Network1 acquisition previously disclosed in Note 17 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.

(11) Income Taxes
The Company had approximately $1.2 million of total gross unrecognized tax benefits as of September 30, 2014 and June 30, 2014, respectively. Of this total at September 30, 2014, approximately $0.4 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2010.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2014, the Company had approximately $0.9 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items during the period.

The Company’s effective tax rate differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes.

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

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for approximately 300 technology manufacturers and sell to approximately 28,000 resellers in the following specialty technology markets: POS and Barcode, Security and Communications.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe principally from its distribution center in Belgium, France, Germany and the United Kingdom.

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

On August 14, 2014, the Company, entered into a binding letter of intent, pursuant to which the Company agreed to purchase all of the shares of Network1from its shareholders. The Company expects to close the Network1 acquisition on or before December 31, 2014.

On September 19, 2014 the Company acquired 100% of the shares of Imago Group plc, a European value-added distributor of video and voice communications equipment and services. Subsequent to the acquisition, the Company formally changed the name of Imago Group plc to ScanSource Video Communications Europe Ltd. Imago ScanSource is an addition to the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added distributor of video, voice, and data solutions for resellers in Europe.

During fiscal year 2014, the Barcode & Security distribution segment added 3D printing solutions as a product offering targeting the manufacturing, healthcare, aerospace, and automotive markets. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

In the first quarter of fiscal 2015, Zebra Technologies and Motorola Solutions represented key vendors in our barcode technologies business. On October 27, 2014, Zebra Technologies purchased Motorola Solutions’ enterprise business.

The Company operates under two segments: Worldwide Barcode & Security and Worldwide Communications & Services. The management structure for our reporting segments allows each worldwide segment to have its own president and globally leverages the Company's leadership in specific technology markets.

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

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP net income, non-GAAP EPS, return on invested capital ("ROIC") and "constant currency," a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Non-GAAP operating income, non-GAAP net income and non-GAAP EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, the Company discloses non-GAAP operating income, non-GAAP net income and non-GAAP diluted earnings per share. The Company completed an acquisition on September 19, 2014 and has a planned acquisition that it expects to close on or before December 31, 2014. Both of these acquisitions are structured with earnout payments. Given the size of the acquisitions and potential variability of fair value adjustments on operating results, non-GAAP results exclude amortization of intangible assets related to acquisitions and change in fair value of contingent consideration. Results for the quarter ended September 30, 2014 also exclude acquisition costs. Non-GAAP operating income, non-GAAP net income and non-GAAP EPS are useful in better assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods.
Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended September 30, 2014				Quarter ended September 30, 2013
	Operating Income	Pre-Tax Income	Net Income (Loss)	Diluted EPS	Operating Income	Pre-Tax Income	Net Income (Loss)	Diluted EPS
	(in thousands)
GAAP Measures	$28,977	$29,236	$19,208	$0.67	$28,221	$28,439	$19,437	$0.69
Adjustments:
Amortization of intangible assets	992	992	660	0.02	924	924	605	0.02
Change in fair value of contingent consideration	513	513	341	0.01	738	738	487	0.02
Acquisition costs	1,350	1,350	1,350	0.05	—	—	—	—
Non-GAAP measures	$31,832	$32,091	$21,559	$0.75	$29,883	$30,101	$20,529	$0.73
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

ROIC assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance. Adjusted EBITDA excludes acquisition costs for the quarter ended September 30, 2014 and also excludes changes in fair value of contingent consideration. We believe the calculation of ROIC provides useful information to investors and is an additional relevant comparison of our performance during the year. In addition, the Company's Board of Directors uses ROIC in evaluating business and management performance. Certain management incentive compensation targets are set and measured relative to ROIC.

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended September 30, 2014 and 2013, respectively:

	Quarter ended September 30,
	2014	2013
Return on invested capital ratio, annualized(a)	16.2%	17.4%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarter, respectively.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2014	2013
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$19,208	$19,437
Plus: income taxes	10,028	9,002
Plus: interest expense	190	247
Plus: depreciation and amortization	1,897	1,869
EBITDA (non-GAAP)	31,323	30,555
Plus: Change in fair value of contingent consideration	513	738
Plus: Acquisition costs	$1,350	$—
Adjusted EBITDA (numerator for ROIC) (non-GAAP) (a)	$33,186	$31,293

	Quarter ended September 30,
	2014	2013
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$802,643	$695,956
Equity – end of the quarter	810,265	723,748
Add: Change in fair value of contingent consideration, net of tax	341	487
Add: Acquisition costs, net of tax (b)	1,350	—
Average equity	807,300	710,096
Average funded debt (c)	6,205	5,429
Invested capital (denominator for ROIC) (non-GAAP)	$813,505	$715,525

(a)
Adjusted EBITDA removes the impact of change in fair value of contingent consideration for the quarters ended September 30, 2014 and 2013 and acquisition costs for the quarter ended September 30, 2014. Adjusted EBITDA and the resulting change in ROIC is shown retrospectively.

(b)	Acquisitions costs are nondeductible for tax purposes.

(c)	Average funded debt is calculated as the average daily amounts outstanding on our short-term and long-term interest-bearing debt.

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

Net Sales
The Company has two reportable segments, which are based on technologies. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended September 30, 2014 and 2013, respectively:

	Quarter ended September 30,
Net Sales by Segment:	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$500,960	$450,644	$50,316	11.2%
Worldwide Communications & Services	290,760	281,260	9,500	3.4%
Total net sales	$791,720	$731,904	$59,816	8.2%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. Sales for the Barcode & Security distribution segment increased $50.3 million, compared to the prior year quarter. On a constant currency basis, net sales for the Barcode & Security distribution segment increased $50.2 million, which represents a 11.1% increase compared to the prior year quarter. The increase in Barcode & Security sales for the current quarter as compared to the prior year quarter is primarily due to an increase in big deals and run rate business in the POS & Barcode business units. Our Security business also had growth driven by an increase in sales of its wireless networking products.

Worldwide Communications & Services
The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, ScanSource Catalyst in North America, and ScanSource Services Group. Sales for the Communications & Services segment increased $9.5 million compared to the prior year quarter. On a constant currency basis, net sales for the Communications & Services distribution segment increased $9.6 million, which represents a 3.4% increase compared to the prior year quarter. The increase in Communications & Services sales for the current quarter compared to the prior year quarter is primarily due to growth in all North America Communications businesses, which included a strong sales quarter for the resale of vendor service contracts. Sales for the newly-acquired Imago ScanSource business contributed $4.7 million for the quarter.

	Quarter ended September 30,
Net Sales by Geography:	2014	2013	$ Change	% Change
	(in thousands)
North American (U.S. and Canada)	$595,791	$558,340	$37,451	6.7%
International	195,929	173,564	22,365	12.9%
Total net sales	$791,720	$731,904	$59,816	8.2%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended September 30, 2014 and 2013, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$43,021	$40,731	$2,290	5.6%	8.6%	9.0%
Worldwide Communications & Services	34,624	35,768	(1,144)	(3.2)%	11.9%	12.7%
Gross profit	$77,645	$76,499	$1,146	1.5%	9.8%	10.5%

Worldwide Barcode & Security

Gross profit dollars increased for the Barcode & Security distribution segment, however, as a percentage of net sales, gross profit margin decreased for the quarter ended September 30, 2014 compared to the prior year quarter.The decrease in gross margin is primarily due to a less favorable sales mix, including a higher volume of big deals at lower gross margins.

Worldwide Communications & Services

In the Communications & Services distribution segment, gross profit dollars and gross profit margin decreased for the quarter ended September 30, 2014, compared to the prior year quarter. The decreases in gross profit margin are primarily due to less favorable sales mix in the current quarter, combined with prior year benefits from timing of vendor program recognition that did not recur in the current quarter.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2014 and 2013, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expenses	$48,155	$47,540	$615	1.3%	6.1%	6.5%
Change in fair value of contingent consideration	513	738	(225)	(30.5)%	0.1%	0.1%
Operating expenses	$48,668	$48,278	$390	0.8%	6.1%	6.6%

Selling, general and administrative expenses ("SG&A") increased $0.6 million for the quarter ended September 30, 2014, compared to the prior period primarily due to acquisitions costs incurred during the period and increased employee-related expenses, partially offset by a reduction in bad debt expenses. The Company had a credit in bad debt expense this quarter due to improved collections and accounts receivable agings.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC and Imago ScanSource as a separate line item in operating expenses. In the current quarter, we have recorded fair value adjustment losses of $0.5 million. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount and changes in actual results.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2014 and 2013, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$12,541	$11,959	$582	4.9%	2.5%	2.7%
Worldwide Communications & Services	17,786	16,262	1,524	9.4%	6.1%	5.8%
Corporate	(1,350)	—	(1,350)	nm*	nm*	—%
Operating income	$28,977	$28,221	$756	2.7%	3.7%	3.9%
*nm - percentages are not meaningful

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income increased, however as a percentage of sales, operating margin for the quarter ended September 30, 2014 compared to the prior year quarter, primarily from a decrease in gross profit margin.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income and operating margin increased for the quarter ended September 30, 2014 primarily due a credit for bad debt expense, as mentioned above, partially offset by a decrease in gross profit margin.

Corporate

Corporate incurred a $1.4 million expense relating to acquisition costs incurred during the quarter ended September 30, 2014 primarily related to the acquisition of Imago.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters ended September 30, 2014 and 2013, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$190	$247	$(57)	(23.1)%	0.0%	0.0%
Interest income	(835)	(574)	(261)	45.5%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	448	159	289	181.8%	0.1%	0.0%
Other, net	(62)	(50)	(12)	24.0%	(0.0)%	(0.0)%
Total other (income) expense, net	$(259)	$(218)	$(41)	18.8%	(0.0)%	(0.1)%

Interest expense reflects interest incurred on long-term debt, non-utilization fees from the Company's revolving credit facility and the amortization of debt issuance costs in the quarter ended September 30, 2014.

Interest income for the quarter ended September 30, 2014 was $0.8 million, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the British pound versus the euro, the British pound versus the U.S. dollar, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. During the quarter, the Company's net foreign exchange losses increased over the prior year primarily due to settlement of a European vendor receivable exposure that was less than anticipated.

Provision for Income Taxes

For the quarter ended September 30, 2014, income tax expense was $10.0 million reflecting an effective tax rate of 34.3%. The effective tax rate for the quarter ended September 30, 2013 was 31.7%. The increase in the effective tax rate from the prior year quarter is primarily due to the recognition of a discrete item in the quarter ended September 30, 2013 and the impact of non-deductible acquisition costs in the current quarter. Our estimated annual effective tax rate range for the full fiscal year is 34% to 34.5%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $300 million revolving credit facility. As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash generated from operations and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $139.9 million at September 30, 2014, compared to $194.9 million at June 30, 2014, including $32.2 million and $39.7 million held outside of the United States at September 30, 2014 and June 30, 2014, respectively. The decrease in cash and cash equivalents is primarily from cash used in the purchase of Imago ScanSource and an earnout payment made to former shareholders of CDC. Checks released but not yet cleared in the amounts of $66.1 million and $84.1 million are included in accounts payable as of September 30, 2014 and June 30, 2014, respectively.

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

Our net investment in working capital has decreased to $683.3 million at September 30, 2014 from $715.9 million at June 30, 2014 and increased compared to the September 30, 2013 balance of $637.4 million. Net working capital has decreased $32.5 million since June 30, 2014, principally from a decrease in cash used to acquire Imago ScanSource and make an earnout payment to former shareholders of CDC, partially offset by higher accounts receivable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

Net cash provided by operating activities was $0.7 million for the three months ended September 30, 2014, compared to $45.7 million provided by operating activities in the prior year period. The decrease in cash provided by operating activities for the three months ended September 30, 2014 is largely attributable to higher sales growth, which led to increases in accounts receivable.

The number of days sales outstanding ("DSO") was 55 days at September 30, 2014, excluding the impact of Imago ScanSource, unchanged from DSO at June 30, 2014 and September 30, 2013. Inventory turned 5.7 times during the first quarter of fiscal year 2015 versus 5.6 and 6.3 times in the sequential and prior year quarters, respectively.

Cash used in investing activities for the three months ended September 30, 2014 was $42.8 million, compared to $0.2 million used in the prior year period. The increase in cash used in investing activities is due to the acquisition of the Imago ScanSource business and capital expenditures on the Company's new Enterprise Resource Planning ("ERP") system.

In December 2013, we retained SAP for the software platform and implementation consulting services for a new ERP system. The Company is currently working on the development and implementation of the new ERP platform. Management expects capital spending for fiscal 2015 to range from $17 million to $22 million, primarily related to the ERP system.

For the three months ended September 30, 2014, cash used in financing activities totaled to $9.9 million compared to $0.6 million in the prior year period. The increase in cash provided by financing activities was primarily from increases in the contingent consideration payment balance to former shareholders of CDC, repayments on short-term borrowings of Imago ScanSource, and fewer stock options exercised than in the prior year.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. No purchases were made during the three months ended September 30, 2014.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of September 30, 2014.

There were no outstanding borrowings on our $300 million revolving credit facility as of September 30, 2014 and June 30, 2014.

On a gross basis, we made zero borrowings and repayments on our Revolving Credit Facility in the three months ended September 30, 2014 and 2013. There were no standby letters of credits issued and outstanding as of September 30, 2014 on the revolving credit facility, leaving $300 million available for additional borrowings.

Imago ScanSource, a new subsidiary of the Company has multi-currency invoice discounting credit facilities secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at September 30, 2014.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made four payments to the former shareholders. As of September 30, 2014, we have $5.2 million recorded for the continuing earnout obligation, all of which is classified as current. The future earnout payment will be funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to a Share Purchase Agreement. The purchase price was structured with an initial payment of $37.4, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. As of September 30, 2014, we have $5.0 million recorded for the earnout obligation, of which $2.6 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

Contractual Obligations

In addition to the contractual obligations and commitments disclosed in our Annual Report on the Form 10-K, as of August 28, 2014, the Company entered into a binding letter of intent with Network1 as disclosed in Note 10 of the Company's Notes to Consolidated Financial Statements herein.

Accounting Standards Recently Issued

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2014 for a complete listing of our significant accounting policies.

Goodwill

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 7 of the Company's 2014 Annual Report on Form 10-K under Critical Accounting Policies, we performed our annual goodwill impairment test as of April 30, 2014 and found that the estimated fair value of the Latin America reporting unit exceeded its carrying values by 10.2%, a smaller margin than the Company's other goodwill reporting units. As of September 30, 2014 the Company has goodwill associated with ScanSource Latin America of $4.0 million.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the quarter ended September 30, 2014 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At September 30, 2014, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars. At September 30, 2014, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014. During the quarter ended September 30, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Letter Agreement between ScanSource, Inc. and Network1 dated August 14, 2014 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 15, 2014).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014; (ii) the Condensed Consolidated Income Statement for the quarters ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 4, 2014	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	November 4, 2014	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 4, 2014	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Letter Agreement between ScanSource, Inc. and Network1 dated August 14, 2014 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 15, 2014).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014; (ii) the Condensed Consolidated Income Statement for the quarters ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (v) the notes to the Condensed Consolidated Financial Statements.