Form 10-Q
period 2014-12-31
SCANSOURCE INC
filed 2015-02-03
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2015
Common Stock, no par value per share	28,659,993 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2014

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement bade by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995, should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$121,513	$194,851
Accounts receivable, less allowance of $22,125 at December 31, 2014 and $26,257 at June 30, 2014	490,713	464,405
Inventories	518,419	504,758
Prepaid expenses and other current assets	39,872	33,558
Deferred income taxes	18,246	18,109
Total current assets	1,188,763	1,215,681
Property and equipment, net	43,232	31,823
Goodwill	48,966	32,342
Other non-current assets, including net identifiable intangible assets	69,531	55,278
Total assets	$1,350,492	$1,335,124
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$419,614	$421,721
Accrued expenses and other current liabilities	66,477	63,574
Current portion of contingent consideration	7,582	5,851
Income taxes payable	1,935	8,685
Total current liabilities	495,608	499,831
Deferred income taxes	3,931	185
Long-term debt	5,429	5,429
Long-term portion of contingent consideration	2,423	5,256
Other long-term liabilities	24,353	21,780
Total liabilities	531,744	532,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,659,093 and 28,539,481 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	171,825	168,447
Retained earnings	686,925	650,896
Accumulated other comprehensive income (loss)	(40,002)	(16,700)
Total shareholders’ equity	818,748	802,643
Total liabilities and shareholders’ equity	$1,350,492	$1,335,124

June 30, 2014 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$807,019	$740,618	$1,598,738	$1,472,522
Cost of goods sold	728,908	663,362	1,442,981	1,318,767
Gross profit	78,111	77,256	155,757	153,755
Selling, general and administrative expenses	51,658	49,296	99,813	96,836
Change in fair value of contingent consideration	463	499	976	1,237
Operating income	25,990	27,461	54,968	55,682
Interest expense	207	235	397	482
Interest income	(492)	(525)	(1,327)	(1,099)
Other (income) expense, net	337	(58)	724	51
Income before income taxes	25,938	27,809	55,174	56,248
Provision for income taxes	9,117	9,511	19,145	18,513
Net income	$16,821	$18,298	$36,029	$37,735
Per share data:
Net income per common share, basic	$0.59	$0.65	$1.26	$1.34
Weighted-average shares outstanding, basic	28,579	28,293	28,562	28,164

Net income per common share, diluted	$0.58	$0.64	$1.25	$1.33
Weighted-average shares outstanding, diluted	28,831	28,597	28,813	28,434

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$16,821	$18,298	$36,029	$37,735
Foreign currency translation adjustment	(10,059)	(375)	(23,302)	3,896
Comprehensive income	$6,762	$17,923	$12,727	$41,631

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$36,029	$37,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,340	3,647
Amortization of debt issuance costs	148	164
Provision for doubtful accounts	(1,581)	6,416
Share-based compensation	2,921	2,170
Deferred income taxes	548	230
Excess tax benefits from share-based payment arrangements	(260)	(881)
Change in fair value of contingent consideration	976	1,237
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,985)	(7,167)
Inventories	(14,214)	(62,353)
Prepaid expenses and other assets	1,448	(2,128)
Other non-current assets	(407)	404
Accounts payable	(11,173)	21,225
Accrued expenses and other liabilities	(1,009)	(664)
Income taxes payable	(6,444)	1,314
Net cash provided by (used in) operating activities	(9,663)	1,349
Cash flows from investing activities:
Capital expenditures	(13,783)	(422)
Cash paid for business acquisitions, net of cash acquired	(35,516)	—
Net cash provided by (used in) investing activities	(49,299)	(422)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	(4,609)	—
Debt issuance costs	—	(468)
Repayments on capital lease obligation	(141)	—
Contingent consideration payments	(5,529)	(3,646)
Exercise of stock options	249	11,055
Excess tax benefits from share-based payment arrangements	260	881
Net cash provided by (used in) financing activities	(9,770)	7,822
Effect of exchange rate changes on cash and cash equivalents	(4,606)	217
Increase (decrease) in cash and cash equivalents	(73,338)	8,966
Cash and cash equivalents at beginning of period	194,851	148,164
Cash and cash equivalents at end of period	$121,513	$157,130

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode, Security and 3D Printing through its Worldwide Barcode & Security segment and video, voice, and network solutions through its Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe from its distribution centers located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2014 and June 30, 2014, the results of operations for the quarters and six months ended December 31, 2014 and 2013, the statements of comprehensive income for the quarters and six months ended December 31, 2014 and 2013 and the statements of cash flows for the six months ended December 31, 2014 and 2013. The results of operations for the quarters and six months ended December 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2014 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months, when purchased, or less to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $75.2 million and $84.1 million are included in accounts payable as of December 31, 2014 and June 30, 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017, which is the first quarter of fiscal year 2018. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net Income	$16,821	$18,298	$36,029	$37,735
Denominator:
Weighted-average shares, basic	28,579	28,293	28,562	28,164
Dilutive effect of share-based payments	252	304	251	270
Weighted-average shares, diluted	28,831	28,597	28,813	28,434

Net income per common share, basic	$0.59	$0.65	$1.26	$1.34
Net income per common share, diluted	$0.58	$0.64	$1.25	$1.33

For the quarter and six months ended December 31, 2014, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 319,508 and 273,549, respectively. For the quarter and six months ended December 31, 2013, there were 182,299 and 438,760 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2014	June 30, 2014
	(in thousands)
Foreign currency translation adjustment	$(40,002)	$(16,700)
Accumulated other comprehensive income (loss)	$(40,002)	$(16,700)

The tax effect of amounts in comprehensive income reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six Months ended December 31,
	2014	2013	2014	2013
	(in thousands)
Tax expense (benefit)	$373	$167	$1,286	$(20)

(4) Acquisitions
On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added distributor of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource joins the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added distributor of video, voice, and networking solutions for resellers in Europe.

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
Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill and identifiable intangible assets. As of the date of this report, the finalization of the valuation of certain tangible and indefinite-lived intangible assets, which includes goodwill, is incomplete, therefore, estimates provided are subject to change. An estimate of the goodwill and identifiable intangible assets as of the acquisition date is as follows:

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Imago ScanSource	$18,753	$19,606

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.

For tax purposes, due to the nondeductible nature of the amortization of identifiable intangible assets acquired, the Company recorded a deferred tax liability in the amount of $4.1 million. The deferred tax liability represents the difference between the book and tax bases in the assets and will decrease over time as the assets are amortized for book purposes.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2014, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2014	$16,876	$15,466	$32,342
Additions	—	18,753	18,753
Foreign currency translation adjustment	(996)	(1,133)	(2,129)
Balance as of December 31, 2014	$15,880	$33,086	$48,966

Included within other non-current assets in the Condensed Consolidated Balance Sheets are net identifiable intangible assets of $31.1 million and $16.0 million at December 31, 2014 and June 30, 2014, respectively. The increase in net identifiable intangible assets is due to those acquired related to the Imago ScanSource acquisition. These amounts relate to acquired intangible assets including trade names, customer relationships, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has multi-currency invoice discounting credit facilities secured by the subsidiary’s assets for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the

United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at December 31, 2014.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended December 31, 2014 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended December 31, 2014 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of December 31, 2014. There were no outstanding balances at December 31, 2014 and June 30, 2014.

The average daily balance during the six month period ended December 31, 2014 and 2013 was $0.0 million. There was $300 million available for additional borrowings as of December 31, 2014 and 2013, and there were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of December 31, 2014, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of December 31, 2014 and June 30, 2014 and is included in long-term debt. The interest rate at December 31, 2014 and June 30, 2014 was 1.01% and 1.00%, respectively.

Debt Issuance Costs

As of December 31, 2014, net debt issuance costs associated with the credit facility and bonds totaled $1.2 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $87.8 million and $62.5 million for the exchange of foreign currencies as of December 31, 2014 and June 30, 2014, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(2,072)	$219	$(3,486)	$2,398
Net foreign currency transactional and re-measurement (gains) losses	2,604	(109)	4,466	(2,129)
Net foreign currency (gains) losses	$532	$110	$980	$269

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

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of December 31, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$41
Derivative liabilities:(b)
Foreign exchange contracts	$—	$42

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil") and to the previous owners of Imago ScanSource. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to LIBOR or the alternate base rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,412	$15,412	$—	$—
Forward foreign currency exchange contracts	41	—	41	—
Total assets at fair value	$15,453	$15,412	$41	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,412	$15,412	$—	$—
Forward foreign currency exchange contracts	42	—	42	—
Liability for contingent consideration, current and non-current portion	10,005	—	—	10,005
Total liabilities at fair value	$25,459	$15,412	$42	$10,005

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

The Company recorded contingent consideration liabilities at the acquisition date of CDC and Imago ScanSource representing the amounts payable to former shareholders, as outlined under the terms of the Share Purchase Agreements, based upon the achievement of projected earnings, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income.

CDC is part of the Company's Worldwide Barcode and Security Segment, and Imago ScanSource is part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC and Imago ScanSource earnouts for the quarter and six months ended December 31, 2014:

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2014			December 31, 2014
	Barcode & Security Segment	Communications & Services Segment	Total	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$5,194	$4,968	$10,162	$11,107	$—	$11,107
Issuance of contingent consideration	—	—	—	—	4,983	4,983
Payments	—	—	—	(5,529)	—	(5,529)
Change in fair value of contingent consideration	160	303	463	658	318	976
Foreign currency translation adjustment	(402)	(218)	(620)	(1,284)	(248)	(1,532)
Fair value at end of period	$4,952	$5,053	$10,005	$4,952	$5,053	$10,005

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC earnout for the quarter and six months ended December 31, 2013:

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2013			December 31, 2013
	Barcode & Security Segment	Communications & Services Segment	Total	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$9,506	$—	$9,506	$12,545	$—	$12,545
Payments	(2)	—	(2)	(3,646)	—	(3,646)
Change in fair value of contingent consideration	499	—	499	1,237	—	1,237
Foreign currency translation adjustment	(456)	—	(456)	(589)	—	(589)
Fair value at end of period	$9,547	$—	$9,547	$9,547	$—	$9,547

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

Barcode and Security Segment

The fair value of the liability for the contingent consideration related to CDC recognized at December 31, 2014 was $5.0 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.2 million and $0.7 million for the quarter and six months ended December 31, 2014. The change this quarter is largely driven by the recurring amortization of the unrecognized fair value discount. The change for the year to date period is largely driven by the recurring amortization of the unrecognized fair value discount and changes in actual results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $5.4 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at December 31, 2014 was $5.1 million of which $2.6 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.3 million for the quarter and six months ended December 31, 2014. The change this quarter and year to date period is largely driven by the recurring amortization of the unrecognized fair value discount and changes in the probability assumption of future achievable results. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $4.6 million and $6.2 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

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

Worldwide Communications & Services Segment

The Communications & Services distribution segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, and these business units offer voice, video conferencing, wireless, data networking and converged communications solutions in North America and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, including education, healthcare, and government. ScanSource Services Group delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help resellers develop a new technology practice, or to extend their capability and reach.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
Sales:
Worldwide Barcode & Security	$499,772	$476,206	$1,000,732	$926,850
Worldwide Communications & Services	307,247	264,412	598,006	545,672
	$807,019	$740,618	$1,598,738	$1,472,522

Depreciation and amortization:
Worldwide Barcode & Security	$996	$1,052	$2,076	$2,134
Worldwide Communications & Services	1,447	726	2,264	1,513
	$2,443	$1,778	$4,340	$3,647
Operating income:
Worldwide Barcode & Security	$13,576	$12,955	$26,117	$24,914
Worldwide Communications & Services	13,888	14,506	31,675	30,768
Corporate (1)	(1,474)	—	(2,824)	—
	$25,990	$27,461	$54,968	$55,682
Capital expenditures:
Worldwide Barcode & Security	$91	$161	$177	$303
Worldwide Communications & Services	299	45	302	119
Corporate	6,074	—	13,304	—
	$6,464	$206	$13,783	$422
Sales by Geography Category:
North America	$599,025	$558,199	$1,205,670	$1,128,557
International	219,951	195,529	415,880	369,093
Less intercompany sales	(11,957)	(13,110)	(22,812)	(25,128)
	$807,019	$740,618	$1,598,738	$1,472,522

(1) For the quarter and six months ended December 31, 2014, the amount shown includes acquisition costs.

	December 31, 2014	June 30, 2014
	(in thousands)
Assets:
Worldwide Barcode & Security	$683,720	$702,230
Worldwide Communications & Services	524,416	431,908
Corporate	142,356	200,986
	$1,350,492	$1,335,124
Property and equipment, net by Geography Category:
North America	$39,441	$28,673
International	3,791	3,150
	$43,232	$31,823

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

The Company is in the process of designing and developing a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. For the quarter and six months ended December 31, 2014, the Company incurred $5.6 million and $11.8 million in the form of capital expenditures related to the ERP project. Amounts in accrued expenses and other current liabilities related to capital expenditures totaled $1.5 million and $3.0 million as of December 31, 2014 and June 30, 2014, respectively. Total capital expenditures for fiscal 2015 could range from $16 million to $20 million.

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

	December 31, 2014	June 30, 2014
	(in thousands)
Assets
Prepaid expenses and other current assets	$4,166	$5,023
Other non-current assets	$1,013	$1,221
Liabilities
Accrued expenses and other current liabilities	$4,166	$5,023
Other long-term liabilities	$1,013	$1,221

Changes in these contingent liabilities and receivables from June 30, 2014, are primarily driven by foreign currency translation.

(11) Income Taxes
The Company had approximately $1.3 million and $1.2 million of total gross unrecognized tax benefits as of December 31, 2014 and June 30, 2014, respectively. Of this total at December 31, 2014, approximately $0.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014, the Company had approximately $1.2 million accrued for interest and penalties.

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
(12) Subsequent Events
On January 13, 2015, the Company acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”) from the Network1 shareholders. Network1 is a Brazilian value-added distributor of communications equipment and services. Network1 joins the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added distributor of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

Under the Share Purchase Agreement, the Company structured the purchase transaction with a cash payment and fixed amount of assumed net debt for an initial purchase price of approximately $60 million , plus additional annual cash installments based on EBITDA over the next four years. As of the date of this report, initial purchase accounting for the business combination, which includes valuation of the pre-acquisition contingencies and related indemnification receivables, contingent consideration, intangible assets, and certain tangible assets, has not been finalized, therefore, purchase price allocation estimates have not been prepared and presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for approximately 300 technology manufacturers and sell to approximately 29,000 resellers in the following specialty technology markets: POS and Barcode, Security, 3D Printing, and Communications.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico and Brazil; and to Europe principally from its distribution center in Belgium, France, Germany and the United Kingdom.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Datamax-O'Neil, Elo, Epson, Honeywell, Ingenico, Intermec by Honeywell, NCR, Toshiba Global Commerce Solutions, Verifone and Zebra-Motorola. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, Avaya, AudioCodes, Cisco, Dialogic, Extreme Networks, Meru Networks, Plantronics, Polycom, Shoretel, Spectralink and Sonus.

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added distributor of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company formally changed the name of Imago Group plc to ScanSource Video Communications Ltd. Imago ScanSource is an addition to the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added distributor of video, voice, and data solutions for resellers in Europe.

On January 13, 2015, the Company acquired 100% of the shares of Network1, a Brazilian value-added distributor of communications equipment and services. Network1 joins the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added distributor of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

During fiscal year 2014, the Barcode & Security distribution segment added 3D printing solutions as a product offering targeting the manufacturing, healthcare, aerospace, and automotive markets. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Zebra Technologies and Motorola Solutions represent key vendors in our barcode technologies business. On October 27, 2014, Zebra Technologies purchased Motorola Solutions’ enterprise business. This business combination is not expected to impact current business arrangements with these vendors.

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

The Company is in the process of designing and developing a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system on February 2, 2015.

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

Non-GAAP operating income, non-GAAP net income and non-GAAP EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, the Company discloses non-GAAP operating income, non-GAAP net income and non-GAAP diluted earnings per share. The Company completed acquisitions on September 19, 2014 and January 13, 2015, both of which were structured with earnout payments. Given the size of the acquisitions and potential variability of fair value adjustments on operating results, non-GAAP results exclude amortization of intangible assets related to acquisitions, change in fair value of contingent consideration, and acquisition costs. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in better assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods.
Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended December 31, 2014				Quarter ended December 31, 2013
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands)
GAAP Measures	$25,990	$25,938	$16,821	$0.58	$27,461	$27,809	$18,298	$0.64
Adjustments:
Amortization of intangible assets	1,443	1,443	1,025	0.04	930	930	609	0.02
Change in fair value of contingent consideration	463	463	346	0.01	499	499	330	0.01
Acquisition costs	1,474	1,474	1,474	0.05	—	—	—	—
Non-GAAP measures	$29,370	$29,318	$19,666	$0.68	$28,890	$29,238	$19,237	$0.67
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

ROIC assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance. Adjusted EBITDA excludes changes in fair value of contingent consideration and acquisition costs. We believe the calculation of ROIC provides useful information to investors and is an additional relevant comparison of our performance during the year. In addition, the Company's Board of Directors uses ROIC in evaluating business and management performance. Certain management incentive compensation targets are set and measured relative to ROIC.

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended December 31, 2014 and 2013, respectively:

	Quarter ended December 31,
	2014	2013
Return on invested capital ratio, annualized(a)	14.8%	16.2%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2014	2013
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$16,821	$18,298
Plus: interest expense	207	235
Plus: income taxes	9,117	9,511
Plus: depreciation and amortization	2,443	1,778
EBITDA (non-GAAP)	28,588	29,822
Plus: Change in fair value of contingent consideration	463	499
Plus: Acquisition costs	$1,474	$—
Adjusted EBITDA (numerator for ROIC) (non-GAAP) (a)	$30,525	$30,321

	Quarter ended December 31,
	2014	2013
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$810,265	$723,748
Equity – end of the quarter	818,748	751,446
Add: Change in fair value of contingent consideration, net of tax	346	330
Add: Acquisition costs, net of tax (b)	1,474	—
Average equity	815,417	737,762
Average funded debt (c)	5,429	5,429
Invested capital (denominator for ROIC) (non-GAAP)	$820,846	$743,191

(a)
Adjusted EBITDA removes the impact of change in fair value of contingent consideration for the quarters ended December 31, 2014 and 2013 and acquisition costs for the quarter ended December 31, 2014. Adjusted EBITDA and the resulting change in ROIC is shown retrospectively.

(b)	Acquisition costs are nondeductible for tax purposes.

(c)	Average funded debt is calculated as the average daily amounts outstanding on our short-term and long-term interest-bearing debt.

Results of Operations
Currency

We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the weighted-average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar using the comparable weighted-average foreign exchange rates from the prior year period. This information is provided to view financial results without the impact of fluctuations in foreign currency rates, thereby enhancing comparability between reporting periods.

Net Sales
The Company has two reportable segments, which are based on technologies. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended December 31, 2014 and 2013, respectively:

	Quarter ended December 31,
Net Sales by Segment:	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$499,772	$476,206	$23,566	4.9%
Worldwide Communications & Services	307,247	264,412	42,835	16.2%
Total net sales	$807,019	$740,618	$66,401	9.0%

	Six Months ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,000,732	$926,850	$73,882	8.0%
Worldwide Communications & Services	598,006	545,672	52,334	9.6%
Total net sales	$1,598,738	$1,472,522	$126,216	8.6%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. Sales for the Barcode & Security distribution segment increased $23.6 million and $73.9 million, compared to the prior year quarter and six month period, respectively. On a constant currency basis, net sales for the Barcode & Security distribution segment increased $38.3 million and $88.5 million, which represents a 8.1% and 9.5% increase compared to the prior year quarter and six month period, respectively. The increase in Barcode & Security sales for the current quarter and six month period as compared to the prior year is primarily due to an increase in big deals for our North America and Europe POS & Barcode and Security business, partially offset by unfavorable variances in the foreign currency exchange rates for the international operations.

Worldwide Communications & Services
The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America and Europe, Imago ScanSource in Europe, ScanSource Catalyst in North America, and ScanSource Services Group. Sales for the Communications & Services segment increased $42.8 million and $52.3 million compared to the prior year quarter and six month period, respectively. On a constant currency basis, net sales for the Communications & Services distribution segment increased $44.1 million and $53.8 million, which represents a 16.7% and 9.9% increase compared to the prior year quarter and six month period, respectively. The increase in Communications & Services sales for the current quarter and six month period compared to the prior year is primarily due to the inclusion of Imago ScanSource sales, which we acquired September 19, 2014, and year-over-year growth in our North America Communications and Catalyst businesses.

	Quarter ended December 31,
Net Sales by Geography:	2014	2013	$ Change	% Change
	(in thousands)
North America (U.S. and Canada)	$587,068	$545,089	$41,979	7.7%
International	219,951	195,529	24,422	12.5%
Total net sales	$807,019	$740,618	$66,401	9.0%

	Six Months ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
North America (U.S. and Canada)	$1,182,858	$1,103,429	$79,429	7.2%
International	415,880	369,093	46,787	12.7%
Total net sales	$1,598,738	$1,472,522	$126,216	8.6%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended December 31, 2014 and 2013, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$41,881	$42,750	$(869)	(2.0)%	8.4%	9.0%
Worldwide Communications & Services	36,230	34,506	1,724	5.0%	11.8%	13.1%
Gross profit	$78,111	$77,256	$855	1.1%	9.7%	10.4%

	Six Months ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$84,902	$83,480	$1,422	1.7%	8.5%	9.0%
Worldwide Communications & Services	70,855	70,275	580	0.8%	11.8%	12.9%
Gross profit	$155,757	$153,755	$2,002	1.3%	9.7%	10.4%

Worldwide Barcode & Security

Gross profit dollars and gross profit margin decreased for the Barcode & Security distribution segment for the quarter ended December 31, 2014 compared to the prior year quarter. The decrease in gross profit margin is primarily due to higher volume of big deals at lower gross margins, lower vendor program recognition, and a less favorable mix of international business due to foreign currency translation.

Gross profit dollars increased for the Barcode & Security distribution segment, however, gross profit margin decreased for the six months ended December 31, 2014 compared to the prior year period. The decrease in gross profit margin is primarily due to an increased volume of big deals at lower gross margins.

Worldwide Communications & Services

In the Communications & Services distribution segment, gross profit dollars increased, however, gross profit margin decreased for the quarter and six months ended December 31, 2014, compared to the prior year. The decreases in gross profit margin are primarily driven by less favorable fluctuations in product mix for North America Communications and Catalyst businesses, combined with prior year benefits from timing of vendor program recognition that did not recur in the current year.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2014 and 2013, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expenses	$51,658	$49,296	$2,362	4.8%	6.4%	6.7%
Change in fair value of contingent consideration	463	499	(36)	(7.2)%	0.1%	0.1%
Operating expenses	$52,121	$49,795	$2,326	4.7%	6.5%	6.7%

	Six Months ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expenses	$99,813	$96,836	$2,977	3.1%	6.2%	6.6%
Change in fair value of contingent consideration	976	1,237	(261)	(21.1)%	0.1%	0.1%
Operating expenses	$100,789	$98,073	$2,716	2.8%	6.3%	6.7%

Selling, general and administrative expenses ("SG&A") increased $2.4 million and $3.0 million for the quarter and six months ended December 31, 2014, compared to the prior period primarily due to acquisition costs incurred during the period and increased employee-related expenses, partially offset by a reduction in bad debt expense. The Company had a credit for bad debt expense for the six month period due to improved accounts receivable collections and reduction of specific reserves.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC and Imago ScanSource as a separate line item in operating expenses. In the current quarter and six month period, we have recorded fair value adjustment losses of $0.5 million and $1.0 million, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount, changes in actual results, and changes in the probability assumptions of future achievable results.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2014 and 2013, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$13,576	$12,955	$621	4.8%	2.7%	2.7%
Worldwide Communications & Services	13,888	14,506	(618)	(4.3)%	4.5%	5.5%
Corporate	(1,474)	—	(1,474)	nm*	nm*	—%
Operating income	$25,990	$27,461	$(1,471)	(5.4)%	3.2%	3.7%
*nm - percentages are not meaningful

	Six Months ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$26,117	$24,914	$1,203	4.8%	2.6%	2.7%
Worldwide Communications & Services	31,675	30,768	907	2.9%	5.3%	5.6%
Corporate	(2,824)	—	(2,824)	nm*	nm*	—%
Operating income	$54,968	$55,682	$(714)	(1.3)%	3.4%	3.8%

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income increased for the quarter and six months ended December 31, 2014 compared to the prior year quarter and six month period. As a percentage of sales, operating margin remained relatively flat. Operating income increased primarily due to the reduction in bad debt expense.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income and operating margin decreased for the quarter ended December 31, 2014 primarily due to a decrease in gross profit margin, partially offset by the decrease in bad debt expense.

Operating income dollars increased for the six month period ended December 31, 2014, however, as a percentage of sales, operating margin decreased. Operating income increased primarily due to increased sales volume at a lower gross margin, coupled with the credit in bad debt expense, previously mentioned.

Corporate

Corporate incurred a $1.5 million and $2.8 million expense relating to acquisition costs incurred during the quarter and six months ended December 31, 2014.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2014 and 2013, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$207	$235	$(28)	(11.9)%	0.0%	0.0%
Interest income	(492)	(525)	33	(6.3)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	532	110	422	383.6%	0.1%	0.0%
Other, net	(195)	(168)	(27)	16.1%	(0.0)%	(0.0)%
Total other (income) expense, net	$52	$(348)	$400	(114.9)%	0.0%	(0.0)%

	Six Months ended December 31,				% of Net Sales December 31,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$397	$482	$(85)	(17.6)%	0.0%	0.0%
Interest income	(1,327)	(1,099)	(228)	20.7%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	980	269	711	264.3%	0.1%	0.0%
Other, net	(256)	(218)	(38)	17.4%	(0.0)%	(0.0)%
Total other (income) expense, net	$(206)	$(566)	$360	(63.6)%	(0.0)%	(0.0)%

Interest expense reflects interest incurred on long-term debt, non-utilization fees from the Company's revolving credit facility, amortization of debt issuance costs, offset by capitalized interest on ERP project costs in the quarter and six months ended December 31, 2014.

Interest income for the quarter and six months ended December 31, 2014 was $0.5 million and $1.3 million, respectively, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the British pound versus the euro, the British pound versus the U.S. dollar, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. For the quarter and six months ended December 31, 2014, the Company's net foreign exchange losses increased over the prior year from significant changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Provision for Income Taxes

For the quarter and six months ended December 31, 2014, income tax expense was $9.1 million and $19.1 million reflecting an effective tax rate of 35.1% and 34.7%, respectively. The effective tax rate for the quarter and six months ended December 31, 2013 was 34.2% and 32.9%, respectively. The increase in the effective tax rate from the prior year is primarily due to the recognition of a discrete item in the quarter ended September 30, 2013, the impact of non-deductible acquisition costs in the current year, and a change in the geographical mix of income. Our annual effective tax rate for the full fiscal year is estimated at approximately 34.5%.

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

Our cash and cash equivalents balance totaled $121.5 million at December 31, 2014, compared to $194.9 million at June 30, 2014, including $38.4 million and $39.7 million held outside of the United States at December 31, 2014 and June 30, 2014, respectively. The decrease in cash and cash equivalents is primarily from cash used in the purchase of Imago ScanSource, an earnout payment made to former shareholders of CDC and an increase in inventory purchased during the second quarter. Checks released but not yet cleared in the amounts of $75.2 million and $84.1 million are included in accounts payable as of December 31, 2014 and June 30, 2014, respectively.

We conduct business in many locations throughout the world where we generate and use cash. The Company provides for U.S. income taxes for the earnings of its Canadian subsidiary.  The Company does not provide for U.S. income taxes for undistributed earnings from all other geographies that are considered to be retained indefinitely for reinvestment. If these funds were distributed in the operations of the United States, we would be required to record and pay significant additional foreign withholding taxes and additional U.S. federal income taxes upon repatriation of these funds.

Our net investment in working capital has decreased to $693.2 million at December 31, 2014 from $715.9 million at June 30, 2014 and increased compared to the December 31, 2013 balance of $669.2 million. Net working capital has decreased $22.7 million since June 30, 2014, principally from a decrease in cash, partially offset by higher accounts receivable and inventory balances, including balances acquired from Imago ScanSource. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Six months ended
Cash provided by (used in):	December 31, 2014	December 31, 2013
Operating activities	$(9,663)	$1,349
Investing activities	(49,299)	(422)
Financing activities	(9,770)	7,822
Effect of exchange rate change on cash and cash equivalents	(4,606)	217
Increase (decrease) in cash and cash equivalents	$(73,338)	$8,966

Net cash used in operating activities was $9.7 million for the six months ended December 31, 2014, compared to $1.3 million provided by operating activities in the prior year period. The increase in cash used for operating activities for the six months ended December 31, 2014 is largely attributable to increases in accounts receivable and inventory to support increased sales volume, partially offset by net income adjusted for non-cash items for the period.

The number of days sales outstanding ("DSO") was 55 days at December 31, 2014, compared to 55 days at June 30, 2014 and 53 days at December 31, 2013. Inventory turned 5.8 times during the second quarter of fiscal year 2015 versus 5.7 and 5.9 times in the sequential and prior year quarters, respectively.

Cash used in investing activities for the six months ended December 31, 2014 was $49.3 million, compared to $0.4 million used in the prior year period. The increase in cash used in investing activities is due to the acquisition of the Imago ScanSource business and capital expenditures on the Company's new Enterprise Resource Planning ("ERP") system.

In December 2013, we retained SAP for the software platform and implementation consulting services for a new ERP system. The Company is currently working on the development and implementation of the new ERP platform. Management expects capital spending for fiscal 2015 to range from $16 million to $20 million, primarily related to the ERP system.

For the six months ended December 31, 2014, cash used in financing activities totaled to $9.8 million compared to cash provided by financing activities of $7.8 million in the prior year period. The increase in cash used in financing activities was primarily from the contingent consideration payment to former shareholders of CDC and repayments on short-term borrowings of Imago ScanSource.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. No purchases were made during the six months ended December 31, 2014.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of December 31, 2014.

There were no outstanding borrowings on our $300 million revolving credit facility as of December 31, 2014 and June 30, 2014.

There were no borrowings or repayments on our Revolving Credit Facility in the six months ended December 31, 2014 and 2013. There were no standby letters of credits issued and outstanding as of December 31, 2014 on the revolving credit facility, leaving $300 million available for additional borrowings.

Imago ScanSource, a new subsidiary of the Company, has multi-currency invoice discounting credit facilities secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at December 31, 2014.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made four payments to the former shareholders. As of December 31, 2014, we have $5.0 million recorded for the continuing earnout obligation, all of which is classified as current. The future earnout payment will be funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to a Share Purchase Agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. As of December 31, 2014, we have $5.1 million recorded for the earnout obligation, of which $2.6 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, through a wholly-owned subsidiary, acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”), pursuant to a Share Purchase and Sale Agreement. The Company structured the purchase transaction with a cash payment and a fixed amount of assumed net debt for an initial purchase price of approximately $60 million, plus additional annual cash installments based on EBITDA over the next four years.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future affect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

In addition to the contractual obligations and commitments disclosed in our Annual Report on the Form 10-K, as of August 28, 2014, the Company entered into additional contingent consideration commitments for the earnout obligations pertaining to the Imago and Network1 acquisitions. See Notes 8 and 12 of the Company's Notes to Consolidated Financial Statements herein.

Accounting Standards Recently Issued

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017, which is the first quarter of fiscal year 2018. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

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

As discussed in Item 7 of the Company's 2014 Annual Report on Form 10-K under Critical Accounting Policies, we performed our annual goodwill impairment test as of April 30, 2014 and found that the estimated fair value of the Latin America reporting unit exceeded its carrying values by 10.2%, a smaller margin than the Company's other goodwill reporting units. As of December 31, 2014 the Company has goodwill associated with ScanSource Latin America of $4.0 million.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary invoice discounting facilities for the quarter ended December 31, 2014 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At December 31, 2014, the Company had $5.4 million in variable rate long-term debt outstanding with no interest rate swaps in place. If used, derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars. At December 31, 2014, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014. During the quarter and six months ended December 31, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description

2.1
Share Purchase and Sale Agreement between and among CDC Brasil Distribuidora de Technologias Especiais LTDA and Global Data Network LLP, Rafael Nassar Paloni, Joao Ricardo de Toledo, and Walter Haddad Uzum as Sellers dated January 8, 2015

10.1	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2015.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014; (ii) the Condensed Consolidated Income Statement for the quarters and six months ended December 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 3, 2015	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	February 3, 2015	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 3, 2015	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

2.1
Share Purchase and Sale Agreement between and among CDC Brasil Distribuidora de Technologias Especiais LTDA and Global Data Network LLP, Rafael Nassar Paloni, Joao Ricardo de Toledo, and Walter Haddad Uzum as Sellers dated January 8, 2015.

10.1	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2015.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014; (ii) the Condensed Consolidated Income Statement for the quarters and six months ended December 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; and (v) the notes to the Condensed Consolidated Financial Statements.