Form 10-Q
period 2015-03-31
SCANSOURCE INC
filed 2015-05-05
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, no par value per share	28,619,898 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2015

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995, should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$93,578	$194,851
Accounts receivable, less allowance of $30,859 at March 31, 2015 and $26,257 at June 30, 2014	487,148	464,405
Inventories	485,603	504,758
Prepaid expenses and other current assets	47,145	33,558
Deferred income taxes	20,879	18,109
Total current assets	1,134,353	1,215,681
Property and equipment, net	47,401	31,823
Goodwill	64,848	32,342
Other non-current assets, including net identifiable intangible assets	100,317	55,278
Total assets	$1,346,919	$1,335,124
Liabilities and Shareholders’ Equity
Current liabilities:
Current debt	$5,171	$—
Accounts payable	392,396	421,721
Accrued expenses and other current liabilities	71,132	63,574
Current portion of contingent consideration	9,955	5,851
Income taxes payable	2,328	8,685
Total current liabilities	480,982	499,831
Deferred income taxes	3,636	185
Long-term debt	6,696	5,429
Long-term portion of contingent consideration	21,403	5,256
Other long-term liabilities	35,151	21,780
Total liabilities	547,868	532,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,594,872 and 28,539,481 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	171,084	168,447
Retained earnings	699,868	650,896
Accumulated other comprehensive income (loss)	(71,901)	(16,700)
Total shareholders’ equity	799,051	802,643
Total liabilities and shareholders’ equity	$1,346,919	$1,335,124

June 30, 2014 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$763,203	$682,998	$2,361,941	$2,155,520
Cost of goods sold	683,187	609,647	2,126,168	1,928,414
Gross profit	80,016	73,351	235,773	227,106
Selling, general and administrative expenses	58,235	46,705	158,047	143,541
Change in fair value of contingent consideration	285	981	1,262	2,218
Operating income	21,496	25,665	76,464	81,347
Interest expense	891	217	1,288	698
Interest income	(731)	(545)	(2,057)	(1,644)
Other (income) expense, net	1,515	13	2,238	65
Income before income taxes	19,821	25,980	74,995	82,228
Provision for income taxes	6,878	9,031	26,023	27,544
Net income	$12,943	$16,949	$48,972	$54,684
Per share data:
Net income per common share, basic	$0.45	$0.59	$1.71	$1.93
Weighted-average shares outstanding, basic	28,646	28,502	28,590	28,275

Net income per common share, diluted	$0.45	$0.59	$1.70	$1.92
Weighted-average shares outstanding, diluted	28,855	28,730	28,825	28,548

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$12,943	$16,949	$48,972	$54,684
Foreign currency translation adjustment	(31,899)	1,562	(55,201)	5,458
Comprehensive income (loss)	$(18,956)	$18,511	$(6,229)	$60,142

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$48,972	$54,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,050	5,391
Amortization of debt issuance costs	223	238
Provision for doubtful accounts	(2,120)	5,469
Share-based compensation	4,740	3,807
Deferred income taxes	4,910	10,981
Excess tax benefits from share-based payment arrangements	(260)	(982)
Change in fair value of contingent consideration	1,262	2,218
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23,044	13,340
Inventories	23,759	(74,461)
Prepaid expenses and other assets	(140)	(2,924)
Other non-current assets	384	3,790
Accounts payable	(78,497)	12,404
Accrued expenses and other liabilities	(1,359)	(2,817)
Income taxes payable	(5,831)	1,532
Net cash provided by (used in) operating activities	27,137	32,670
Cash flows from investing activities:
Capital expenditures	(19,854)	(6,785)
Cash paid for business acquisitions, net of cash acquired	(59,740)	—
Net cash provided by (used in) investing activities	(79,594)	(6,785)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	(27,952)	—
Borrowings on revolving credit	93,579	—
Repayments on revolving credit	(93,579)	—
Debt issuance costs	—	(468)
Repayments on long-term debt	(318)	—
Repayments on capital lease obligation	(201)	—
Contingent consideration payments	(5,640)	(3,793)
Exercise of stock options	379	12,152
Repurchase of common stock	(2,694)	—
Excess tax benefits from share-based payment arrangements	260	982
Net cash provided by (used in) financing activities	(36,166)	8,873
Effect of exchange rate changes on cash and cash equivalents	(12,650)	640
Increase (decrease) in cash and cash equivalents	(101,273)	35,398
Cash and cash equivalents at beginning of period	194,851	148,164
Cash and cash equivalents at end of period	$93,578	$183,562

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

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2015 and June 30, 2014, the results of operations for the quarters and nine months ended March 31, 2015 and 2014, the statements of comprehensive income for the quarters and nine months ended March 31, 2015 and 2014 and the statements of cash flows for the nine months ended March 31, 2015 and 2014. The results of operations for the quarters and nine months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2015 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $47.9 million and $84.1 million are included in accounts payable as of March 31, 2015 and June 30, 2014, respectively.

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

	Quarter ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net Income	$12,943	$16,949	$48,972	$54,684
Denominator:
Weighted-average shares, basic	28,646	28,502	28,590	28,275
Dilutive effect of share-based payments	209	228	235	273
Weighted-average shares, diluted	28,855	28,730	28,825	28,548

Net income per common share, basic	$0.45	$0.59	$1.71	$1.93
Net income per common share, diluted	$0.45	$0.59	$1.70	$1.92

For the quarter and nine months ended March 31, 2015, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 426,045 and 339,510, respectively. For the quarter and nine months ended March 31, 2014, there were 275,635 and 203,384 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2015	June 30, 2014
	(in thousands)
Foreign currency translation adjustment	$(71,901)	$(16,700)
Accumulated other comprehensive income (loss)	$(71,901)	$(16,700)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Tax expense (benefit)	$1,090	$(165)	$2,376	$(184)

(4) Acquisitions
Imago

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
Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill and identifiable intangible assets. As of the date of this report, the finalization of purchase accounting adjustments is incomplete, therefore, estimates provided are subject to change. The purchase price allocated to goodwill and identifiable intangible assets as of the acquisition date is estimated as follows:

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Imago ScanSource	$18,620	$19,606

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

Network1

On January 13, 2015, the Company acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”) from the Network1 shareholders. Network1 is a Brazilian value-added distributor of communications equipment and services and joins the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added distributor of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

Under the Share Purchase Agreement, the Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") over the next four years, commencing with the period ending June 30, 2015. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.2 million net cash paid for Network1. The Company assumed net debt of $34.7 million as part of the initial purchase consideration.

Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. As of the date of this report, initial purchase accounting for the business combination, which includes valuation of the pre-acquisition contingencies and related indemnification receivables, contingent consideration, intangible assets, and certain tangible assets, has not been finalized, therefore, purchase price allocation estimates presented are subject to change. Please see Note 8, Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration and Note 10, Commitments and Contingencies for further information regarding pre-acquisition contingencies and related indemnification receivables.

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Network1	$22,014	$23,561

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2015, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2014	$16,876	$15,466	$32,342
Additions	—	40,634	40,634
Foreign currency translation adjustment	(1,671)	(6,457)	(8,128)
Balance as of March 31, 2015	$15,205	$49,643	$64,848

Included within other non-current assets in the Condensed Consolidated Balance Sheets are net identifiable intangible assets of $46.9 million and $16.0 million at March 31, 2015 and June 30, 2014, respectively. The increase in net identifiable intangible assets is due to those acquired related to the Imago ScanSource and Network1 acquisitions. These amounts relate to acquired intangible assets including trade names, customer relationships, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has multi-currency invoice discounting credit facilities secured by the subsidiary’s assets for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at March 31, 2015.

Network1, a subsidiary of the Company, has a term loan agreement, denominated in the US dollar, with Banco Santander to provide funding for working capital needs. The loan is secured by accounts receivable of the subsidiary and a personal guarantee of a former shareholder. In general, in the absence of an event of default, the term loan matures on May 18, 2015. The terms of the loan provide for payment upon maturity and bear interest at 2.09% per annum. The loan possesses a cross currency swap contract which bears interest at a base rate equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus a spread of 1.84% per annum. The CDI interest rate at March 31, 2015 was approximately 12.6%. As of March 31, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of March 31, 2015 was $1.5 million.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiaries in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended March 31, 2015 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended March 31, 2015 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of March 31, 2015. There were no outstanding balances at March 31, 2015 and June 30, 2014.

The average daily balance during the nine month period ended March 31, 2015 and 2014 was $2.2 million and $0.0 million, respectively. There was $300 million available for additional borrowings as of March 31, 2015 and 2014, and there were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of March 31, 2015, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of March 31, 2015 and June 30, 2014 and is included in long-term debt. The interest rate at March 31, 2015 and June 30, 2014 was 1.02% and 1.00%, respectively.

Network1 has multiple term loan agreements, denominated in Brazilian reais, with Banco Bradesco, to provide funding for working capital needs. The agreements are collectively secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loans mature on May 9, 2016. The terms of the loans provide for bi-annual payments of varying amounts and bear interest at 11.48% per annum. As of March 31, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of March 31, 2015 was $2.6 million, of which $1.9 million is classified as current.

Network1 holds a term loan agreement, denominated in the Brazilian real, with Banco do Brasil to provide funding for working capital needs. The loan is secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loan matures on October 28, 2017. The terms of the loan provide for monthly payments and bear interest at 12.08% per annum. As of March 31, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of March 31, 2015 was $1.0 million, of which $0.4 million is classified as current.

Network1 holds a term loan agreement, denominated in the US dollar, with Banco Safra to provide funding for working capital needs. The loan is secured by accounts receivable of the subsidiary. In general, in the absence of an event of default, the term loan matures on September 21, 2015. The terms of the loan provide for quarterly payments and bear interest at 3.6% per annum. The loan possesses a cross currency swap contract which bears interest at a base rate equal to the CDI rate, plus a spread 2.75% per annum. The CDI interest rate at March 31, 2015 was approximately 12.6%. As of March 31, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of March 31, 2015 was $1.3 million, all of which is classified as current.

Please see Note 7, Derivatives and Hedging Activities for further information regarding the cross currency swaps.

Debt Issuance Costs

As of March 31, 2015, net debt issuance costs associated with the credit facility and bonds totaled $1.1 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Chilean peso and Brazilian real. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $84.7 million and $62.5 million for the exchange of foreign currencies as of March 31, 2015 and June 30, 2014, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(3,255)	$114	$(6,741)	$2,511
Net foreign currency transactional and re-measurement (gains) losses	4,881	(57)	9,347	(2,185)
Net foreign currency (gains) losses	$1,626	$57	$2,606	$326

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

Cross Currency Swaps – Through the acquisition of Network1, the Company has borrowings denominated in foreign currencies that have primarily been hedged into the functional currency of the respective borrowing entity using cross currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross currency debt instruments are recognized as adjustments to other income and expense in the Condensed Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense in the Condensed Consolidated Income Statements, which totaled approximately $0.4 million during the quarter ended March 31, 2015. The fair value of the swaps was a receivable of $0.7 million as of March 31, 2015 and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of March 31, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$9
Cross currency swap agreements	$—	$651
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$571

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts, cross currency swap agreements and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil"), Imago ScanSource and Network1. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are either indexed to a variable rate using the market approach (Level 2 criteria) or the fixed rate applied approximates the variable rate published as of March 31, 2015.

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,791	$15,791	$—	$—
Forward foreign currency exchange contracts	9	—	9	—
Cross currency swap agreements	651	—	651	—
Total assets at fair value	$16,451	$15,791	$660	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,791	$15,791	$—	$—
Forward foreign currency exchange contracts	571	—	571	—
Liability for contingent consideration, current and non-current portion	31,358	—	—	31,358
Total liabilities at fair value	$47,720	$15,791	$571	$31,358

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

Derivative instruments, such as, foreign currency forward contracts and cross currency swap agreements are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). See Note 7 - Derivatives and Hedging Activities. Foreign currency contracts and cross currency swap agreements are classified in the consolidated balance sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago ScanSource and Network1 representing the amounts payable to former shareholders, as outlined under the terms of the Share Purchase Agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income (Loss).

CDC is part of the Company's Worldwide Barcode and Security Segment, and Imago ScanSource and Network1 are part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago ScanSource and Network1 earnouts for the quarter and nine months ended March 31, 2015:

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2015			March 31, 2015
	Barcode & Security Segment	Communications & Services Segment	Total	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$4,952	$5,053	$10,005	$11,107	$—	$11,107
Issuance of contingent consideration	—	27,052	27,052	—	32,035	32,035
Payments	(111)	—	(111)	(5,640)	—	(5,640)
Change in fair value of contingent consideration	172	113	285	830	432	1,262
Foreign currency translation adjustment	(853)	(5,020)	(5,873)	(2,137)	(5,269)	(7,406)
Fair value at end of period	$4,160	$27,198	$31,358	$4,160	$27,198	$31,358

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC earnout for the quarter and nine months ended March 31, 2014:

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2014			March 31, 2014
	Barcode & Security Segment	Communications & Services Segment	Total	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$9,547	$—	$9,547	$12,545	$—	$12,545
Payments	(147)	—	(147)	(3,793)	—	(3,793)
Change in fair value of contingent consideration	981	—	981	2,218	—	2,218
Foreign currency translation adjustment	355	—	355	(234)	—	(234)
Fair value at end of period	$10,736	$—	$10,736	$10,736	$—	$10,736

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

Barcode and Security Segment

The fair value of the liability for the contingent consideration related to CDC recognized at March 31, 2015 was $4.2 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.2 million and $0.8 million for the quarter and nine months ended March 31, 2015. The change for the quarter and year to date period is largely driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $4.4 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at March 31, 2015 was $4.9 million of which $2.3 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.1 million and $0.4 million for the quarter and nine months ended March 31, 2015. The change for the quarter and year to date period is largely driven by the recurring amortization of the unrecognized fair value discount and changes in the probability assumption of future achievable results. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $4.5 million and $5.8 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

The fair value of the liability for the contingent consideration related to Network1 recognized at March 31, 2015 was $22.3 million of which $3.5 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million for the quarter and nine months ended March 31, 2015. The change for the quarter and year to date period is largely driven by the recurring amortization of the unrecognized fair value discount, offset by less than expected actual results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $30.7 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

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

Worldwide Communications & Services Segment

The Communications & Services distribution segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, and these business units offer voice, video conferencing, wireless, data networking and converged communications solutions in North America, Latin America, and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, including education, healthcare, and government. ScanSource Services Group delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help resellers develop a new technology practice, or to extend their capability and reach.

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)
Sales:
Worldwide Barcode & Security	$422,061	$455,822	$1,422,793	$1,382,672
Worldwide Communications & Services	341,142	227,176	939,148	772,848
	$763,203	$682,998	$2,361,941	$2,155,520

Depreciation and amortization:
Worldwide Barcode & Security	$1,172	$1,024	$3,248	$3,159
Worldwide Communications & Services	2,538	719	4,802	2,232
	$3,710	$1,743	$8,050	$5,391
Operating income:
Worldwide Barcode & Security	$10,327	$13,820	$36,444	$38,734
Worldwide Communications & Services	11,461	11,845	43,136	42,613
Corporate (1)	(292)	—	(3,116)	—
	$21,496	$25,665	$76,464	$81,347
Capital expenditures:
Worldwide Barcode & Security	$508	$204	$686	$507
Worldwide Communications & Services	521	130	822	249
Corporate	5,042	6,029	18,346	6,029
	$6,071	$6,363	$19,854	$6,785
Sales by Geography Category:
North America	$545,764	$508,751	$1,751,435	$1,637,308
International	228,461	184,225	644,341	553,318
Less intercompany sales	(11,022)	(9,978)	(33,835)	(35,106)
	$763,203	$682,998	$2,361,941	$2,155,520

(1) For the quarter and nine months ended March 31, 2015, the amount shown includes acquisition costs.

	March 31, 2015	June 30, 2014
	(in thousands)
Assets:
Worldwide Barcode & Security	$650,276	$702,230
Worldwide Communications & Services	575,824	431,908
Corporate	120,819	200,986
	$1,346,919	$1,335,124
Property and equipment, net by Geography Category:
North America	$42,176	$28,673
International	5,225	3,150
	$47,401	$31,823

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

The Company is in the process of implementing a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system during the third quarter of the current fiscal year. The Company is currently working on the implementation of the new ERP platform in North America. For the quarter and nine months ended March 31, 2015, the Company incurred $3.5 million and $15.3 million, respectively, in the form of capital expenditures related to the ERP project. Amounts in accrued expenses and other current liabilities related to capital expenditures totaled $0.0 million and $3.0 million as of March 31, 2015 and June 30, 2014, respectively. Total capital expenditures for fiscal 2015 could range from $20 million to $21 million.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed or claimed against future earnout payments in the Share Purchase and Sale Agreement. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of March 31, 2015:

	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$3,053	$502
Other non-current assets	$67	$10,415
Liabilities
Accrued expenses and other current liabilities	$3,053	$502
Other long-term liabilities	$67	$10,415

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of June 30, 2014:

	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$5,023	$—
Other non-current assets	$1,221	$—
Liabilities
Accrued expenses and other current liabilities	$5,023	$—
Other long-term liabilities	$1,221	$—

Changes in these contingent liabilities and receivables from June 30, 2014, are primarily driven by foreign currency translation and the addition of contingent liabilities assumed through the Network1 acquisition.

(11) Income Taxes
The Company had approximately $1.3 million and $1.2 million of total gross unrecognized tax benefits as of March 31, 2015 and June 30, 2014, respectively. Of this total at March 31, 2015, approximately $0.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2015, the Company had approximately $1.3 million accrued for interest and penalties.

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

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for over 300 technology manufacturers and sell to approximately 35,000 resellers in the following specialty technology markets: POS and Barcode, Security, 3D Printing, and Communications.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe principally from distribution centers in Belgium, France, Germany and the United Kingdom.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Elo, Epson, Honeywell, Ingenico, Intermec by Honeywell, NCR, Toshiba Global Commerce Solutions, Verifone and Zebra. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, Fargo, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, Avaya, AudioCodes, Cisco, Dialogic, Extreme Networks, Jabra, Meru Networks, Plantronics, Polycom, Shoretel, Spectralink and Sonus.

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

The Company is in the process of implementing a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system on February 2, 2015. The Company is currently working on the implementation of the new ERP platform in North America. Given the global design of the Company's new ERP system, the Company is no longer capitalizing expenses associated with the implementation of the new ERP system, following the February 2015 implementation in Europe. ERP costs are included in selling, general and administrative costs ("SG&A").

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

Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended March 31, 2015				Quarter ended March 31, 2014
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands)
GAAP Measures	$21,496	$19,821	$12,943	$0.45	$25,665	$25,980	$16,949	$0.59
Adjustments:
Amortization of intangible assets	2,114	2,114	1,464	0.05	909	909	595	0.02
Change in fair value of contingent consideration	285	285	200	0.01	981	981	647	0.02
Acquisition costs	292	292	292	0.01	—	—	—	—
Non-GAAP measures	$24,187	$22,512	$14,899	$0.52	$27,555	$27,870	$18,191	$0.63
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended March 31, 2015 and 2014, respectively:

	Quarter ended March 31,
	2015	2014
Return on invested capital ratio, annualized(a)	12.1%	15.3%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 90 days in the current and prior year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$12,943	$16,949
Plus: interest expense	891	217
Plus: income taxes	6,878	9,031
Plus: depreciation and amortization	3,710	1,743
EBITDA (non-GAAP)	24,422	27,940
Plus: Change in fair value of contingent consideration	285	981
Plus: Acquisition costs	$292	$—
Adjusted EBITDA (numerator for ROIC) (non-GAAP) (a)	$24,999	$28,921

	Quarter ended March 31,
	2015	2014
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$818,748	$751,446
Equity – end of the quarter	799,051	772,786
Add: Change in fair value of contingent consideration, net of tax	200	647
Add: Acquisition costs, net of tax (b)	292	—
Average equity	809,146	762,440
Average funded debt (c)	32,046	5,429
Invested capital (denominator for ROIC) (non-GAAP)	$841,192	$767,869

(a)
Adjusted EBITDA removes the impact of change in fair value of contingent consideration for the quarters ended March 31, 2015 and 2014 and acquisition costs for the quarter ended March 31, 2015. Adjusted EBITDA and the resulting change in ROIC is shown retrospectively.

(b)	Acquisition costs are nondeductible for tax purposes.

(c)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Net Sales
The Company has two reportable segments, which are based on technologies. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended March 31, 2015 and 2014, respectively:

	Quarter ended March 31,
Net Sales by Segment:	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$422,061	$455,822	$(33,761)	(7.4)%
Worldwide Communications & Services	341,142	227,176	113,966	50.2%
Total net sales	$763,203	$682,998	$80,205	11.7%

	Nine Months ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,422,793	$1,382,672	$40,121	2.9%
Worldwide Communications & Services	939,148	772,848	166,300	21.5%
Total net sales	$2,361,941	$2,155,520	$206,421	9.6%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. Sales for the Barcode & Security distribution segment decreased $33.8 million and increased $40.1 million, compared to the prior year quarter and nine month period, respectively. On a constant currency basis, net sales for the Barcode & Security distribution segment decreased $9.0 million, which represents a 2.0% decrease compared to the prior year quarter. Compared to the prior year nine month period, on a constant currency basis, net sales increased $79.6 million, which represents a 5.8% increase. The decrease in Barcode & Security sales for the current quarter as compared to the prior year is primarily due to a decline in big deals across several business units and translation of foreign currency denominated sales in our international operations due to a significant change in the foreign currency exchange rates of the U.S. dollar versus the euro and the Brazilian real. The increase in Barcode & Security sales for the nine month period as compared to the prior year period is primarily due to increased big deals in the first and second quarters for our North America and Europe POS & Barcode and Security businesses, partially offset by unfavorable foreign exchange rate variances.

Worldwide Communications & Services
The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America, Europe and Brazil, Imago ScanSource in Europe, ScanSource Catalyst in North America, and ScanSource Services Group. Sales for the Communications & Services segment increased $114.0 million and $166.3 million compared to the prior year quarter and nine month period, respectively. On a constant currency basis, net sales for the Communications & Services distribution segment increased $117.1 million and $170.8 million, which represents a 51.5% and 22.1% increase compared to the prior year quarter and nine month period, respectively. The increase in Communications & Services sales for the current quarter and nine month period compared to the prior year is primarily due to the inclusion of Imago ScanSource and Network1 sales, which we acquired in September 2014 and January 2015, respectively. In addition, we had year-over-year growth in our North America Communications and Catalyst businesses.

	Quarter ended March 31,
Net Sales by Geography:	2015	2014	$ Change	% Change
	(in thousands)
North America (U.S. and Canada)	$534,742	$498,773	$35,969	7.2%
International	228,461	184,225	44,236	24.0%
Total net sales	$763,203	$682,998	$80,205	11.7%

	Nine Months ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
North America (U.S. and Canada)	$1,717,600	$1,602,202	$115,398	7.2%
International	644,341	553,318	91,023	16.5%
Total net sales	$2,361,941	$2,155,520	$206,421	9.6%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended March 31, 2015 and 2014, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$38,738	$43,031	$(4,293)	(10.0)%	9.2%	9.4%
Worldwide Communications & Services	41,278	30,320	10,958	36.1%	12.1%	13.3%
Gross profit	$80,016	$73,351	$6,665	9.1%	10.5%	10.7%

	Nine Months ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$123,640	$126,512	$(2,872)	(2.3)%	8.7%	9.1%
Worldwide Communications & Services	112,133	100,594	11,539	11.5%	11.9%	13.0%
Gross profit	$235,773	$227,106	$8,667	3.8%	10.0%	10.5%

Worldwide Barcode & Security

Gross profit dollars and gross profit margin decreased for the Barcode & Security distribution segment for the quarter and nine months ended March 31, 2015 compared to the prior year. The decrease in gross profit margin for the current quarter as compared to the prior year is primarily due to a less favorable sales mix and a less favorable mix of international business due to foreign currency translation. The decrease in gross profit margin for the nine month period as compared to the prior year period is primarily due to a less favorable sales mix, driven by an increase in big deals with lower gross margins.

Worldwide Communications & Services

In the Communications & Services distribution segment, gross profit dollars increased, however, gross profit margin decreased for the quarter and nine months ended March 31, 2015, compared to the prior year. The decrease in gross profit margin for the current quarter as compared to the prior year is primarily driven by a less favorable sales mix of lower margin products. The decrease in gross profit margin for the nine month period as compared to the prior year is primarily due to a less favorable sales mix and lower vendor program recognition.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2015 and 2014, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expenses	$58,235	$46,705	$11,530	24.7%	7.6%	6.8%
Change in fair value of contingent consideration	285	981	(696)	(70.9)%	0.0%	0.1%
Operating expenses	$58,520	$47,686	$10,834	22.7%	7.7%	7.0%

	Nine Months ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expenses	$158,047	$143,541	$14,506	10.1%	6.7%	6.7%
Change in fair value of contingent consideration	1,262	2,218	(956)	(43.1)%	0.1%	0.1%
Operating expenses	$159,309	$145,759	$13,550	9.3%	6.7%	6.8%

Selling, general and administrative expenses ("SG&A") increased $11.5 million and $14.5 million for the quarter and nine months ended March 31, 2015. For the quarter ended March 31, 2015, the increase in SG&A compared to the prior quarter is primarily due to additional SG&A for the newly acquired Imago ScanSource and Network1 businesses, as well as increased expenses related to our ERP implementation. For the nine months ended March 31, 2015, the increase in SG&A compared to the prior period is primarily due to increased employee-related expenses and additional SG&A for the newly acquired Imago ScanSource and Network1, partially offset by a reduction in bad debt expense. The Company had a credit for bad debt expense for the nine month period due to improved accounts receivable collections and reduction of specific reserves.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC, Imago ScanSource and Network1 as a separate line item in operating expenses. In the current quarter and nine month period, we have recorded fair value adjustment losses of $0.3 million and $1.3 million, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount, changes in actual results, and changes in the probability assumptions of future achievable results.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2015 and 2014, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$10,327	$13,820	$(3,493)	(25.3)%	2.4%	3.0%
Worldwide Communications & Services	11,461	11,845	(384)	(3.2)%	3.4%	5.2%
Corporate	(292)	—	(292)	nm*	nm*	—%
Operating income	$21,496	$25,665	$(4,169)	(16.2)%	2.8%	3.8%
*nm - percentages are not meaningful

	Nine Months ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$36,444	$38,734	$(2,290)	(5.9)%	2.6%	2.8%
Worldwide Communications & Services	43,136	42,613	523	1.2%	4.6%	5.5%
Corporate	(3,116)	—	(3,116)	nm*	nm*	—%
Operating income	$76,464	$81,347	$(4,883)	(6.0)%	3.2%	3.8%

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income and operating margin decreased for the quarter and nine months ended March 31, 2015 compared to the prior year periods. The decrease in operating income and margin for the quarter ended March 31, 2015 is largely due to a combination of lower sales volume and a lower gross profit margin. The decrease in operating income and margin for the nine months ended March 31, 2015 is primarily due to a decrease in gross profit margin, partially offset by a credit in bad debt expense.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income and operating margin decreased for the quarter ended March 31, 2015 compared to the prior year quarter, primarily due to a decrease in gross profit margin, coupled with an increase in employee-related operating expenses, which are a result of the new employees gained through acquisitions.

Operating income increased slightly and operating margin decreased for the nine month period ended March 31, 2015, as compared to the prior period. Operating margin decreased for the nine month period primarily due to a decrease in gross profit margin and increases in employee-related operating expenses, previously described, partially offset by a credit in bad debt expense.

Corporate

Corporate incurred a $0.3 million and $3.1 million expense relating to acquisition costs incurred during the quarter and nine months ended March 31, 2015.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2015 and 2014, respectively:

	Quarter ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$891	$217	$674	310.6%	0.1%	0.0%
Interest income	(731)	(545)	(186)	34.1%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	1,626	57	1,569	2,752.6%	0.2%	0.0%
Other, net	(111)	(44)	(67)	152.3%	(0.0)%	(0.0)%
Total other (income) expense, net	$1,675	$(315)	$1,990	(631.7)%	0.2%	(0.0)%

	Nine Months ended March 31,				% of Net Sales March 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$1,288	$698	$590	84.5%	0.1%	0.0%
Interest income	(2,057)	(1,644)	(413)	25.1%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	2,606	326	2,280	699.4%	0.1%	0.0%
Other, net	(368)	(261)	(107)	41.0%	(0.0)%	(0.0)%
Total other (income) expense, net	$1,469	$(881)	$2,350	(266.7)%	0.1%	(0.0)%

Interest expense reflects interest incurred on borrowings and cross currency swap agreements, non-utilization fees from the Company's revolving credit facility, amortization of debt issuance costs, offset by capitalized interest on ERP project costs in the quarter and nine months ended March 31, 2015. Interest expense increased principally from the January 2015 addition of Network1 borrowings totaling $34.7 million, of which $28.3 million was repaid during the quarter ended March 31, 2015.

Interest income for the quarter and nine months ended March 31, 2015 was $0.7 million and $2.1 million, respectively, and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the British pound versus the euro, the British pound versus the U.S. dollar, the U.S. dollar versus the euro, the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. For the quarter and nine months ended March 31, 2015, the Company's net foreign exchange losses increased over the prior year from significant changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures. In addition, the increase includes the higher costs of foreign exchange hedging for Network1, primarily related to the hedging of U.S. dollar-denominated accounts payable.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2015, income tax expense was $6.9 million and $26.0 million reflecting an effective tax rate of 34.7% and 34.7%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2014 was 34.8% and 33.5%, respectively. The decrease in the effective tax rate from the prior year quarter is primarily due to a change in the geographical mix of income. The increase in the effective tax rate from the prior year nine month period is primarily due to the recognition of discrete items in the prior year and the impact of non-deductible acquisition costs in the current year, partially offset by a change in the geographical mix of income. Our estimated annual effective tax rate range for the full fiscal year is 34.5% to 35%.

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

Our cash and cash equivalents balance totaled $93.6 million at March 31, 2015, compared to $194.9 million at June 30, 2014, including $37.8 million and $39.7 million held outside of the United States at March 31, 2015 and June 30, 2014, respectively. The decrease in cash and cash equivalents is primarily from cash used in the purchases of Imago ScanSource and Network1 and cash used to fund the Company's new Enterprise Resource Planning ("ERP") system implementation. Checks released but not yet cleared in the amounts of $47.9 million and $84.1 million are included in accounts payable as of March 31, 2015 and June 30, 2014, respectively.

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

Our net investment in working capital has decreased to $653.4 million at March 31, 2015 from $715.9 million at June 30, 2014 and $694.5 million at March 31, 2014. Net working capital has decreased $62.5 million since June 30, 2014, principally from a decrease in cash, partially offset by higher accounts receivable and lower accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Nine months ended
Cash provided by (used in):	March 31, 2015	March 31, 2014
Operating activities	$27,137	$32,670
Investing activities	(79,594)	(6,785)
Financing activities	(36,166)	8,873
Effect of exchange rate change on cash and cash equivalents	(12,650)	640
Increase (decrease) in cash and cash equivalents	$(101,273)	$35,398

Net cash provided by operating activities was $27.1 million for the nine months ended March 31, 2015, decreasing $5.5 million from the same period in the prior year primarily from lower net income. Operating cash flow for the nine months ended March 31, 2015 is primarily attributable to net income, decreases in accounts receivable and inventory, partially offset by decreases in account payable, excluding the impact of the assets and liabilities initially acquired from Imago ScanSource and Network1.

The number of days sales outstanding ("DSO") was 57 days at March 31, 2015, compared to 55 days at June 30, 2014 and March 31, 2014. Inventory turned 5.4 times during the third quarter of fiscal year 2015 versus 5.8 and 5.1 times in the sequential and prior year quarters, respectively.

Cash used in investing activities for the nine months ended March 31, 2015 was $79.6 million, compared to $6.8 million used in the prior year period. The increase in cash used in investing activities is due to the acquisition of the Imago ScanSource and Network1 businesses and capital expenditures for the Company's new ERP system.

In December 2013, we retained SAP for the software platform and implementation consulting services for a new ERP system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system during the third quarter of the current fiscal year. The Company is currently working on the implementation of the new ERP platform in North America and expects additional costs associated with the ERP project to be included in SG&A. Management expects capital spending for fiscal 2015 to range from $20 million to $21 million, primarily related to capital expenditures already incurred for the ERP system.

For the nine months ended March 31, 2015, cash used in financing activities totaled to $36.2 million compared to cash provided by financing activities of $8.9 million in the prior year period. The increase in cash used in financing activities was primarily from the repayments on short-term borrowings of Imago ScanSource and Network1, a contingent consideration payment to former shareholders of CDC and repurchases of common stock.

The Company assumed net debt from Network1 of $34.7 million as of January 13, 2014, date of acquisition. During the quarter ended March 31, 2015, we repaid $28.3 million. The remaining outstanding borrowings as of March 31, 2015 totaled $6.4 million, of which $5.1 million is classified as current.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. The Company repurchased $2.7 million of shares during the nine months ended March 31, 2015.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of March 31, 2015.

There were no outstanding borrowings on our $300 million revolving credit facility as of March 31, 2015 and June 30, 2014.

On a gross basis, we borrowed and repaid $93.6 million on our Revolving Credit Facility in the nine months ended March 31, 2015. In the prior year period, we had no borrowing and repayments. The average daily balance during the nine month period ended March 31, 2015 and 2014 was $2.2 million and $0.0 million, respectively. There were no standby letters of credits issued and outstanding as of March 31, 2015 on the revolving credit facility, leaving $300 million available for additional borrowings.

Imago ScanSource, a new subsidiary of the Company, has multi-currency invoice discounting credit facilities secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at March 31, 2015.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to the Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made four payments to the former shareholders. As of March 31, 2015, we have $4.2 million recorded for the continuing earnout obligation, all of which is classified as current. The future earnout payment will be funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the Share Purchase Agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. As of March 31, 2015, we have $4.9 million recorded for the earnout obligation, of which $2.3 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”), pursuant to the Share Purchase and Sale Agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus additional annual cash installments based on EBITDA over the next four years, commencing with the period ending June 30, 2015. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.2 million net cash paid for Network1. As of March 31, 2015, we have $22.3 million recorded for the earnout obligation, of which $3.5 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

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

As discussed in Item 7 of the Company's 2014 Annual Report on Form 10-K under Critical Accounting Policies, we performed our annual goodwill impairment test as of April 30, 2014 and found that the estimated fair value of the Latin America reporting unit exceeded its carrying values by 10.2%, a smaller margin than the Company's other goodwill reporting units. As of March 31, 2015 the Company has goodwill associated with ScanSource Latin America of $4.0 million.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary invoice discounting facilities for the quarter ended March 31, 2015 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At March 31, 2015, the Company inherited cross currency swaps related to fixed rate debt acquired from Network1. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by Network1 for principal and variable interest payments equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus an applicable spread, in Brazilian reais. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars. At March 31, 2015, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015. During the quarter and nine months ended March 31, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition and/or future operating results. Furthermore, we are subjected to the following risk.

Vendor consolidation - Vendor consolidation that could lead to changes in the nature and terms of relationships with our major vendors could adversely affect our business, results of operations and financial condition.

A significant amount of our inventory purchases are made from a limited number of vendors. Our reliance on these vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.  Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products.  Increasingly, our vendors are combining and merging together and thus our vendors are becoming more consolidated.  As a result, if we are unable to maintain an adequate supply of products, or if vendors do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our revenue and gross profit could suffer considerably.  Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand.  Any limits to product access could materially and adversely affect our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1, 2015 through January 31, 2015	—	—	—	—
February 1, 2015 through February 28, 2015	11,357	$35.58	11,357	$119,595,921
March 1, 2015 through March 31, 2015	58,608	$39.08	58,608	$117,305,833
Total	69,965	$38.51	69,965	$117,305,833

On August 21, 2014, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Share Purchase and Sale Agreement between and among CDC Brasil Distribuidora de Technologias Especiais LTDA and Global Data Network LLP, Rafael Nassar Paloni, Joao Ricardo de Toledo, and Walter Haddad Uzum as Sellers dated January 8, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2015.

10.1+	Distributor Agreement Addendum between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst.

10.2+	Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective March 16, 2015.

31.1
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014; (ii) the Condensed Consolidated Income Statement for the quarters and nine months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended March 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; and (v) the notes to the Condensed Consolidated Financial Statements.

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

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 5, 2015	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	May 5, 2015	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 5, 2015	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

2.1
Share Purchase and Sale Agreement between and among CDC Brasil Distribuidora de Technologias Especiais LTDA and Global Data Network LLP, Rafael Nassar Paloni, Joao Ricardo de Toledo, and Walter Haddad Uzum as Sellers dated January 8, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2015.

10.1+	Distributor Agreement Addendum between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst.

10.2+	Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective March 16, 2015.

31.1
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014; (ii) the Condensed Consolidated Income Statement for the quarters and nine months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended March 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; and (v) the notes to the Condensed Consolidated Financial Statements.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.