Form 10-K
period 2015-06-30
SCANSOURCE INC
filed 2015-08-27
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2014 was $1,143,899,207, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2015
Common Stock, no par value per share	27,615,189 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2015.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in "Risk Factors." The forward-looking information we have provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

ITEM 1.    Business.

ScanSource, Inc. was incorporated in South Carolina in 1992 and is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode, Physical Security, 3D Printing and Communications.

The Company operates in the United States, Canada, Latin America, and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America, principally from distribution centers located in Miami, Florida, Mexico, Brazil and Colombia; and to Europe, principally from its distribution centers in Belgium, France, Germany, and the United Kingdom.

Business Segments

Worldwide Barcode & Security Segment

The Barcode & Security distribution segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), electronic physical security, and 3D printing technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional printing methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

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

Products and Markets

The Company currently markets over 100,000 products from over 300 hardware and software vendors to approximately 35,000 reseller customers from distribution centers in Mississippi, Florida, Mexico, Colombia, Brazil, Belgium, France, Germany, and the United Kingdom.

The Barcode & Security distribution segment focuses on AIDC, POS, physical security and 3D printing technologies.

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

•
3D printing solutions replace and complement traditional printing methods and reduce the time and cost of designing new products by printing real parts directly from digital input. 3D printing is targeted at the manufacturing, healthcare, aerospace, and automotive markets, providing professionals and consumers the ability to bring their ideas to life in material choices including plastics, metals, ceramics and edibles. These solutions are used to rapidly design, create, communicate, plan, guide, prototype or produce functional parts, devices and assemblies.

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

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of the amount of the Company’s net sales contributed by business segment.

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

In addition, manufacturers that face declining product prices and rising costs of direct sales increasingly rely upon value-added wholesale distributors by outsourcing certain support functions, such as product assortment, delivery, inventory management, technical assistance and marketing. At the same time, shortened product life cycles and the introduction of new products and applications have caused resellers to increasingly rely on wholesale distributors for various inventory management, financing, technical support and related functions. The Company believes that, as the reseller market grows and becomes more fragmented, and as specialty technology products continue to transition to open systems, the wholesale distribution channel in which the Company operates will become increasingly more important.

Vendors

The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Elo, Epson, Honeywell, Ingenico, NCR, Toshiba Global Commerce Solutions, Verifone and Zebra Technologies. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, AudioCodes, Avaya, Cisco, Dialogic, Jabra, Mitel, Plantronics, Polycom, Shoretel, and Spectralink.

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

The Company has over 300 hardware and software vendors that currently supply its products. Two vendors, Zebra and Avaya, each constituted more than 10% of the Company's net sales. These vendors represent key vendors for the Company, and further, represent a vendor concentration for the fiscal year ended June 30, 2015.

The Company has two non-exclusive distribution agreements with Motorola/Zebra. One agreement covers sales of Motorola/Zebra hardware and software products in North and South America, and another agreement covers sales of Motorola/Zebra hardware and software products in Europe, the Middle East and Africa ("EMEA"). The Motorola/Zebra agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days notice to the other party.

The Company also has two non-exclusive distribution agreements with Avaya. One agreement covers the distribution of Avaya products in the United States and Latin America, and the other agreement covers distribution of Avaya products in the United Kingdom and certain portions of continental Europe. The Company's Avaya agreements each have a one year term that automatically renews for additional one year terms. These agreements may be terminated upon providing notice to the other party of 180 days for the U.S. and Latin America agreement and 90 days for the European agreement.

In addition to the Motorola/Zebra and Avaya agreements mentioned above, the Company has written distribution agreements with almost all of its vendors. These agreements were entered into in the ordinary course of business and are in the form that the Company believes are customarily used by manufacturers and distributors. The Company's agreements generally provide it with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. These agreements, including those with Motorola and Avaya typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits the Company for declines in inventory value resulting from the vendor's price reductions. Along with the Company's inventory management policies and practices, these provisions are designed to reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

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

The Company's distribution agreements are generally short term, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days' notice. The Company's vendors generally warrant the products the Company distributes and allow returns of defective products, including those returned to the Company by its customers. The Company generally does not independently warrant the products it distributes; however, local laws may in some cases impose warranty obligations on the Company.

The Company’s merchandising departments recruit vendors and manage important aspects of its vendor relationships, such as purchasing arrangements, cooperative marketing initiatives, vendor sales force relationships, product training, monitoring of rebate programs, and various contract terms and conditions.

Customers

The Company’s reseller customers currently include approximately 35,000 active value-added reseller ("VAR") accounts located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 5% of the Company’s total net sales for the fiscal year ended June 30, 2015. The Company generally targets resellers, including specialty technology VARs and Information Technology ("IT") system integrators and service providers.

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

Sales and Electronic Commerce

The Company’s sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Brazil, Chile, Colombia, Peru, Belgium, France, Germany, the United Kingdom and the Netherlands. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with their assigned customers. The Company also employs business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

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

Operations

Information Systems

The Company is in the process of continuing to roll-out a new, global information system designed to replace the current existing systems. This new system is currently operating in Europe and in North America. The current information systems (including the new SAP system) are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information systems for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company’s warehouse operations use bar code technology for receiving and shipping, and automated UPS and FedEx systems for freight processing and shipment tracking, each of which is integrated with the Company’s multiple information systems. The customer service and technical support departments employ the systems for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

Warehouse and Shipping Strategy

We operate a 600,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee and serves all of North America. Our European operations utilize a limited number of distribution centers located in Belgium, France, Germany and the United Kingdom that serves all of Europe. Warehouses for our Latin American operations are located in Miami, Florida, Mexico, Colombia and Brazil. Our distribution model creates several advantages, including: (i) a reduced amount of "safety stock" inventory which, in turn, reduces the Company’s working capital requirements; (ii) an increased turnover rate through tighter controls over inventory; (iii) maintenance of a consistent order-fill rate; (iv) improved personnel productivity; (v) improved delivery time; (vi) simplified purchasing and tracking; (vii) decreased demand for management personnel; and (viii) flexibility to meet customer needs for systems integration. Our objective is to ship all orders on the same day, using bar code technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

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

In our Barcode/Security segment, we compete with broad-line distributors, such as Avnet, Ingram Micro, Synnex, and Tech Data in all geographic areas, and more specialized security distributors, such as ADI and Anixter. Additionally, the Company also competes against other smaller, more specialized AIDC and POS distributors, such as Azerty, BlueStar, BP Solutions, Jarltech, Prime Interway Do Brasil and Nimax. In our Communications/Services segment, the Company competes against broad-line distributors, such as Avnet, Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne, NETXUSA and Westcon. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

Employees

As of June 30, 2015, we had approximately 2,000 employees located in the United States, Canada, Latin America and Europe. The Company has no organized labor or trade unions in the United States. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trade names and service marks "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Security," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource Mexico," "ScanSource Brasil," "Imago ScanSource," and "Network1, a ScanSource company."

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

Additional Information

The Company’s principal internet address is www.scansource.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this annual report. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning ("ERP") systems. In order to continue support of our growth, we are making significant technological upgrades to our information systems. We have been in the process of developing and implementing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that has and will continue to result in a diversion of resources from other operations.

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

We currently have facilities in twelve countries outside the United States and sell products in a number of others. A significant portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that are in addition to the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•	Fluctuations of foreign currency, exchange controls and currency devaluations;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Changes in, or expiration of, various foreign incentives that provide economic benefits to us;

•	Changes in labor laws and regulations affecting our ability to hire and retain employees;

•	Difficulties in staffing and managing operations in foreign countries;

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

Our company conducts business in the United States, Brazil, Canada, Mexico, Europe and Latin American countries, which exposes our business to fluctuations in currency exchange rates. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Chilean peso and other currencies may also negatively impact our customer pricing, operating results and acquisition purchase prices, including earnout payments. While we manage our short-term exposure to fluctuations in the value of currencies using various derivatives or other financial instruments, such attempts to mitigate these risks are costly and not always successful. Our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

Exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. Developing economies, such as Brazil, could have sudden and drastic changes in foreign exchange rates compared to others. The uncertainty of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro and other European currencies to fluctuate. Currency variations also contribute to variations in sales of products in impacted jurisdictions, and our vendors may change product pricing due to currency changes. Thus, the volatility in exchange rates can have tremendous impact on our customers' ability to purchase our products.

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

Brazilian and Latin America operations - We face special political, economic and regulatory risks by doing business in Brazil and other Latin American countries, which could materially and adversely affect our financial condition and results of operations.

As a result of our April 2011 acquisition of all of the shares of CDC Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC' or "ScanSource Brasil") and our January 2015 acquisition of all of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., and its related entities (collectively “Network1”), we have substantial operations in Brazil and other Latin American countries and face risks related to these country's complex tax, labor, trade compliance and consumer protection laws and regulations. We may now have exposure to the complex tax structure in Brazil, where we have noted that several other companies have had issues with Brazilian tax authorities that have impacted earnings. Additionally, developing markets such as Brazil, Chile, Colombia, Mexico, and Peru have greater political volatility, greater vulnerability to infrastructure and labor disruptions, are more likely than developed economies to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, doing business in these countries poses additional challenges such as finding qualified employees, underdeveloped infrastructure, and identifying and retaining qualified suppliers and service providers among other risks. Any of these factors could adversely affect our financial condition and results of operations. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets is increasing as our competitors grow their global operations. Our success in integrating our Brazilian and additional Latin American operations is critical to our growth strategy. If we cannot successfully increase our business in these countries, our product sales, financial condition and results of operations could be materially and adversely affected.

While our operations expose us to general economic risks related to Latin America, we cannot assure you that favorable economic, political, and other business conditions will exist in the future. A general economic recession in the region or any volatility or uncertainty related to the conditions to do business in the region could materially and adversely affect our financial condition and results of operations.

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

Vendor consolidation may also lead to changes in the nature and terms of relationships with our vendors. The loss or deterioration of a major vendor relationship would adversely affect our business, results of operations and financial condition.

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

Our operating results could be adversely affected by increased competition for employees, higher employee turnover, or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions. Our worldwide management structure provides improved management of our operations and improved succession planning within our organization.

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

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products in North America from a single warehouse near Memphis, Tennessee. Similarly, for the primary business operations, we utilize a single information system based in the United States for our North American and European operations, while our Latin American operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

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

Our industry is highly competitive and characterized by narrow gross profit margins and operating profit margins. Because of our narrow margins, fluctuations in sales can have a magnified impact on our overall operating results. We may not be able to reduce our operating expenses as a percentage of revenues to mitigate any further reductions in profit margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

In Europe, Brazil and other Latin American countries, we use third parties to provide warehousing and logistics services in order to provide cost effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us or products from us to our customers for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified timely, which may lead to lack of or poor execution, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could have an adverse impact on our logistical processes. Poor financial condition of these providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations and financial performance.

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

We have structured acquisitions with an upfront payment and additional earnout payments. The acquisition of CDC was structured having an upfront payment with five annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30, 2011 through June 30, 2015. The acquisition of Imago Group plc ("Imago ScanSource") was structured having an upfront payment with two additional annual cash installments based upon the financial performance of Imago ScanSource for the twelve month periods ended September 30, 2015 through September 30, 2016. The acquisition of Network1 was structured having an upfront payment with four additional annual cash installments based upon the financial performance of Network1 for the twelve month periods ended June 30, 2015 through June 30, 2018.

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

We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We performed our annual impairment test for fiscal years 2015 and 2014 and determined that no goodwill impairment charge was necessary. In the fourth quarter of fiscal 2013 we recorded a non-cash charge for goodwill impairment in our European Communications and Brazilian POS & Barcode reporting units.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2019. This change in accounting standard could have a significant adverse effect on our financial position or results of operations.

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

We are subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. Compliance with these environmental laws may have a material adverse effect on our business. These laws include the Restriction of Hazardous Substances Directive, ("RoHS"), RoHS Directive 2011/65/EU ("RoHS 2") and the European Union Waste Electrical and Electronic Equipment Directive ("WEEE") as enacted by individual European Union countries and other similar legislation adopted in North America. These directives can make companies involved in the production or distribution of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. In addition, these directives and similar legislation can have an impact on the types and design of products we are able to sell in jurisdictions that have adopted such restrictions. While we strive to ensure we are in compliance with all applicable regulations, certain of these regulations impose strict liability. Additionally, we may be held responsible for the prior activities of entities that we have acquired or will acquire in the future. Failure to comply with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation, which could adversely affect our business, financial position or results of operations.

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
International Distribution Facilities
The Company or its subsidiaries lease 29,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Cologne, Germany and 30,000 square feet of office space in Brussels, Belgium. The Company utilizes the logistical services of a third party warehouse in Liège, Belgium. The Company leases 16,000 square feet of office space and distribution center in Mainz, Germany. The Company leases approximately 24,000 square feet of office and distribution center space in São José dos Pinhais, Brazil, leases 10,000 square feet of office and distribution center space in Barueri, Brazil, and utilizes the logistical services of a third party warehouse in Jaboatão dos Guararapes, Brazil. The Company leases 164,000 square feet of office and distribution center space in Itajai, Brazil and additional office and distribution center space in Serra, Espírito Santo, Brazil.
The Company or its subsidiaries have additional sales offices and warehouse spaces, each of approximately 10,000 square feet or less, in leased facilities in Bad Homburg, Germany; Hull, England; Crawley, England; Egham, England; Thatcham, England; Bury, England; Plaisir, France; Olivet, France; Eindhoven, Netherlands; Curitiba, Brazil; Blumenau, Brazil; Fortaleza, Brazil; Goias, Brazil; São Paulo, Brazil; Santiago, Chile; Bogota, Colombia; Cota, Colombia; Mexico City, Mexico; Lima, Peru; and Miami, Florida.
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
The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." The Company has never declared or paid a cash dividend since inception. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is restricted. As of August 27, 2015, there were approximately 509 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2015
First quarter	$39.98	$34.49
Second quarter	42.52	31.32
Third quarter	41.10	32.99
Fourth quarter	41.95	37.52
Fiscal Year 2014
First quarter	$36.74	$30.60
Second quarter	43.65	33.75
Third quarter	42.64	35.56
Fourth quarter	42.99	36.10

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ScanSource, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
6/10
6/11
6/12
6/13
6/14
6/15
Scan Source, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	2010	2011	2012	2013	2014	2015
ScanSource, Inc.	$100	$150	$123	$128	$153	$153
NASDAQ Composite	$100	$132	$143	$170	$223	$253
SIC Code 5045 – Computers & Peripheral Equipment	$100	$126	$123	$137	$197	$181

Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2014, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock for up to three years. During the quarter ended June 30, 2015, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1, 2015 through April 30, 2015	20,856	$39.95	20,856	$116,472,692
May 1, 2015 through May 31, 2015	178,267	$39.25	178,267	$109,476,030
June 1, 2015 through June 30, 2015	210,737	$39.12	210,737	$101,232,695
Total	409,860	$39.22	409,860	$101,232,695

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,218,626	$2,913,634	$2,876,964	$3,015,296	$2,666,531
Cost of goods sold	2,891,536	2,612,535	2,584,090	2,713,272	2,392,224
Gross profit	327,090	301,099	292,874	302,024	274,307
Selling, general and administrative expenses	222,982	192,492	191,216	188,388	161,326
Impairment charges (legal recovery)	—	(15,490)	48,772	—	—
Change in fair value of contingent consideration	2,667	2,311	1,843	120	(128)
Operating income	101,441	121,786	51,043	113,516	113,109
Interest (income) expense, net	(841)	(1,633)	(1,463)	(1,247)	511
Other (income) expense, net	2,376	312	(520)	3,552	712
Income before income taxes	99,906	123,107	53,026	111,211	111,886
Provision for income taxes	34,487	41,318	18,364	36,923	38,363
Net income	$65,419	$81,789	$34,662	$74,288	$73,523
Net income per common share, basic	$2.29	$2.89	$1.25	$2.72	$2.74
Weighted-average shares outstanding, basic	28,558	28,337	27,774	27,362	26,872
Net income per common share, diluted	$2.27	$2.86	$1.24	$2.68	$2.70
Weighted-average shares outstanding, diluted	28,799	28,602	27,994	27,751	27,246

	As of June 30,
	2015	2014	2013	2012	2011
	(in thousands)
Balance sheet data:
Working capital	$665,954	$715,850	$614,378	$533,529	$532,167
Total assets	1,476,941	1,335,124	1,164,183	1,201,806	1,182,188
Total long-term debt (including current debt)	8,826	5,429	5,429	9,697	60,106
Total shareholders’ equity	$808,985	$802,643	$695,956	$652,311	$587,394

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are not historical facts and contain "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: our dependence upon information systems and the utilization and further implementation of a new ERP system without business disruption and in a timely and cost efficient manner; our ability to integrate acquisitions, and effectively manage and implement our growth strategies; our ability to manage the potential adverse effects of operating in foreign jurisdictions, including, adverse changes in economic, political and market conditions in Europe, Latin America, and in Brazil; our ability to hedge or mitigate the effects of fluctuations in foreign exchange rates; our dependence on vendors, product supply, and availability; our ability to decrease our cost structure in response to competitive price pressures and changes in demand for our products; our ability to compete in new and existing markets that are highly competitive; our ability to retain and expand our existing and new customer relationships; our ability to retain key employees, particularly senior management; our ability to anticipate adverse changes in tax laws, accounting rules, and other laws and regulations; our ability to manage our business when general economic conditions are poor; our ability to manage and limit our credit exposure due to the deterioration in the financial condition of our customers; our ability to centralize certain functions to provide efficient support to our business; our ability to manage and negotiate successful pricing and stock rotation opportunities associated with inventory value decreases; our ability to remain profitable in the face of narrow margins; our ability to manage loss, disclosure or misappropriation of, or access to, information or other breaches of our information security; our dependence on third-party freight carriers; our ability to manage the distribution channels; our exposure to the volatility of earnings due to changes in fair value of assets and liabilities, including changes in the fair value of our earn-out obligation to the sellers of CDC, Imago ScanSource, and Network1, changes in accounting principles, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings; our ability to avoid goodwill and long-lived asset impairments resulting in material non-cash charges to earnings; our ability to manage disruptions or loss of certain assets from terrorist or military operations or from natural disasters; our ability to comply with environmental regulations; our ability to obtain required capital at acceptable terms to fund our working capital and growth strategies; volatility of our earnings and stock price; and our ability to resolve or settle potentially adverse litigation matters. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained under the "Investors Relations" tab on our website at www.scansource.com. Please refer to the cautionary statements and important factors discussed in Item 1A. "Risk Factors" in this Annual Report on Form 10-K for further information. This discussion and analysis should be read in conjunction with Item 6. "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

Overview

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added distribution services for over 300 technology manufacturers and sells to approximately 35,000 resellers in the following specialty technology markets: POS and Barcode, Security, 3D Printing and Communications.

We operate our business under a management structure that enhances our worldwide technology markets focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president. The two segments are Worldwide Barcode & Security, which includes ScanSource POS and Barcode and ScanSource Security business units, and Worldwide Communications & Services, which encompasses ScanSource Catalyst, ScanSource Communications and ScanSource Services Group business units. The reporting segments of Worldwide Barcode & Security and Worldwide Communications & Services give the Company the ability to leverage its size and experience to deliver more value to our vendor and reseller partners in its existing markets.

The Company operates in the United States, Canada, Latin America, and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Miami, Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers located in Belgium, France, Germany, and United Kingdom.

The Company distributes products for many of its key vendors in all of its geographic markets; however certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Elo, Epson, Honeywell, Ingenico, NCR, Toshiba Global Commerce Solutions, Verifone and Zebra Technologies. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, AudioCodes, Avaya, Cisco, Dialogic, Jabra, Mitel, Plantronics, Polycom, ShoreTel and Spectralink.

The Company has successfully implemented a new Enterprise Resource Planning ("ERP") system on time and on budget. In December 2013, the Company retained Systems Applications Products ("SAP") for software platform and implementation consulting services for a new Enterprise Resource Planning ("ERP") system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system in February 2015, which is in the third quarter of the current fiscal year. The Company's North America operations began utilizing the new ERP system in July 2015, which is in the first quarter of fiscal year 2016.

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

On August 18, 2015, the Company announced the execution of a letter of intent to purchase the assets of KBZ, a leading Cisco video conferencing distributor in the United States. The KBZ acquisition is subject to certain closing conditions, including the entrance into a definitive purchase agreement and satisfactory completion of due diligence.

During fiscal year 2014, the Barcode & Security distribution segment added 3D printing solutions as a product offering targeting the manufacturing, healthcare, aerospace, and automotive markets. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

In the fourth quarter of fiscal year 2013, the Company decided not to proceed with the development of the Enterprise Resource Planning ("ERP") project using the Microsoft Dynamics AX software, and we wrote off substantially all of the total capitalized expenses related to the original project. The non-cash charge recorded of $28.2 million before the effect of income taxes ($18.0 million net of the tax impact) included software development costs, hardware, software interfaces and other related costs.  The remaining $0.6 million of the total $28.8 million capitalized balance was placed into service in July 2013. The software that was placed into service is not the ERP system itself, but an auxiliary database system designed to assist in the management of the product offerings.  Prior to the write off, the capitalized software was included in property and equipment at cost on the Consolidated Balance Sheets.

We restructured our European Communications sales unit in the third quarter of fiscal year 2013 in order to support a strategy for profitable growth. The new organizational structure provided focused business unit leadership, as well as dedicated merchandising, sales and technical support teams, at the appropriate scale. In addition, the Company moved certain European support functions to centralized global teams in the United States to gain efficiencies. The annualized cost savings in connection with the restructuring, principally associated with the elimination of positions, was estimated at approximately $3.1 million. The Company incurred approximately $1.2 million in associated costs, including related severance expenses. These restructuring costs, which were accrued in the third quarter of fiscal year 2013, are included in selling, general and administrative expenses in the accompanying Consolidated Income Statements. For further discussion on our restructuring, refer to Note 15 -Restructuring Costs.

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

After we performed our annual goodwill impairment test in 2013, we determined that a goodwill impairment charge was necessary for our Brazilian POS & Barcode and European Communications reporting units. Prior to the test, no interim impairment indicators were identified. The Company's impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling. The impairment charges were a result of reduced earnings and cash flow forecasts primarily due to the general macroeconomic environment and lower expectations of future results. Furthermore, earnout payments made to CDC shareholders have been lower than those forecasted and assumed in the calculation of goodwill, at the time of acquisition. During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in Europe and Brazil, respectively. During fiscal years 2015 and 2014, no impairment charges related to goodwill were recorded.

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

Cost Control/Profitability

Our operating income growth is driven not only by gross profits but by a disciplined control of operating expenses. Our operations feature scalable information systems, streamlined management, and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective order fulfillment. From inception, we have managed our general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have continued to invest in new technologies, specifically, security, communications and 3D technology; increased marketing efforts to recruit resellers; and enhanced employee benefit plans to retain employees.

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

Non-GAAP Operating Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, we disclose non-GAAP operating income, non-GAAP net income and non-GAAP diluted earnings per share. We completed acquisitions on September 19, 2014 and January 13, 2015, both of which were structured with earnout payments. Given the size of the acquisitions and potential variability of fair value adjustments on operating results, non-GAAP results exclude amortization of intangible assets related to acquisitions, change in fair value of contingent consideration, and acquisition costs. Results for the year ended June 30, 2014 also exclude a legal recovery, net of attorney fees. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in better assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods.

Below, we are providing a non-GAAP reconciliation of net income and earnings per share adjusted for the costs and charges mentioned above:

	Year Ended June 30, 2015				Year ended June 30, 2014
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS

GAAP Measures	$101,441	$99,906	$65,419	$2.27	$121,786	$123,107	$81,789	$2.86
Adjustments:
Amortization of intangible assets	6,641	6,641	4,599	0.16	3,880	3,880	2,550	0.09
Change in fair value of contingent considerations	2,667	2,667	1,842	0.06	2,311	2,311	1,525	0.05
Acquisition costs	3,254	3,254	3,254	0.12	—	—	—	—
Legal recovery, net of attorney fees	—	—	—	—	(15,490)	(15,490)	(9,756)	(0.34)
Non-GAAP measures	$114,003	$112,468	$75,114	$2.61	$112,487	$113,808	$76,108	$2.66

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the fiscal years ended June 30, 2015, 2014, and 2013, respectively.

	2015	2014	2013
Return on invested capital ratio	14.6%	15.7%	16.3%

The components of our ROIC calculation and reconciliation to the Company's financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net income (GAAP)	$65,419	$81,789	$34,662
Plus: income taxes	34,487	41,318	18,364
Plus: interest expense	1,797	731	775
Plus: depreciation & amortization	11,997	7,375	8,457
EBITDA	113,700	131,213	62,258
Change in fair value of contingent consideration	2,667	2,311	1,843
Adjustments(a)	3,254	(15,490)	50,893
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$119,621	$118,034	$114,994

Invested capital calculations	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Equity – beginning of the year	$802,643	$695,956	$652,311
Equity – end of the year	808,985	802,643	695,956
Change in fair value of contingent consideration	1,842	1,525	1,217
Adjustments, net of tax(a)	3,254	(9,756)	34,616
Average equity, adjusted	808,362	745,184	692,050
Average funded debt(b)	13,421	5,429	15,405
Invested capital (denominator)	$821,783	$750,613	$707,455
Return on invested capital	14.6%	15.7%	16.3%

(a)     Includes acquisition costs for the year ended June 30, 2015, a legal recovery, net of attorney fees for the year ended June 30, 2014 and non-cash impairment charges, and expenses associated with Belgian tax compliance and personnel replacement costs, including related professional fees for year ended June 30, 2013.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

The decrease in our return on invested capital from the prior year is largely due to higher average equity from retained earnings and increased average funded debt.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2015	2014	2013
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.8	89.7	89.8
Gross profit	10.2	10.3	10.2
Selling, general and administrative expenses	6.9	6.6	6.6
Impairment charges (legal recovery)	0.0	(0.5)	1.7
Change in fair value of contingent consideration	0.1	0.1	0.1
Operating income	3.2	4.2	1.8
Interest expense (income), net	0.0	(0.1)	0.0
Other expense (income), net	0.1	0.0	0.0
Income before income taxes and minority interest	3.1	4.2	1.8
Provision for income taxes	1.1	1.4	0.6
Net income	2.0%	2.8%	1.2%

Comparison of Fiscal Years Ended June 30, 2015 and 2014

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

Net Sales

The Company has two reportable segments, which are based on product sales. The following table summarizes the Company’s net sales results by business segment and by geographic location for the comparable fiscal years ending June 30:

Segments

	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,912,352	$1,873,177	$39,175	2.1%
Worldwide Communications & Services	1,306,274	1,040,457	265,817	25.5%
Total net sales	$3,218,626	$2,913,634	$304,992	10.5%

Geographic Sales

	2015	2014	$ Change	% Change
	(in thousands)
North American	$2,346,764	$2,179,890	$166,874	7.7%
International	871,862	733,744	138,118	18.8%
Total net sales	$3,218,626	$2,913,634	$304,992	10.5%

Worldwide Barcode & Security

The Barcode & Security distribution segment consists of sales to technology resellers in our ScanSource POS & Barcode business units in North America, Europe, Brazil and Latin America and our ScanSource Security business unit in North America. During fiscal year 2015 net sales for this segment increased $39.2 million or 2.1% compared to the prior fiscal year. On a constant currency basis, net sales for fiscal 2015 increased $113.9 million or 6.1% compared to prior year. The increase in sales is primarily due to increased big deals for our North America and Europe POS & Barcode and Security businesses, partially offset by the unfavorable exchange rate variances.

Worldwide Communications & Services

The Communications & Services distribution segment consists of sales to technology resellers in our ScanSource Communications business units in North America, Europe and Brazil, Imago ScanSource in Europe, ScanSource Catalyst in North America, and ScanSource Services Group. During fiscal year 2015, net sales for this segment increased $265.8 million or 25.5% compared to the prior fiscal year. On a constant currency basis, net sales for fiscal 2015 increased $273.2 million or 26.3% compared to prior year. The increase in sales is primarily due to the inclusion of Imago ScanSource and Network1 sales, which we acquired in September 2014 and January 2015, respectively. In addition, we had year-over-year growth in our North America Communications and Catalyst businesses.

Gross Profit

The following table summarizes the Company’s gross profit for the fiscal years ended June 30:

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$168,051	$168,233	$(182)	(0.1)%	8.8%	9.0%
Worldwide Communications & Services	159,039	132,866	26,173	19.7%	12.2%	12.8%
Total gross profit	$327,090	$301,099	$25,991	8.6%	10.2%	10.3%

Worldwide Barcode & Security

Gross profit dollars for the Barcode & Security distribution segment remained relatively flat for the fiscal year ended June 30, 2015 as compared to prior year primarily due to the foreign currency translation effect of our European and Brazilian operations. As a percentage of sales, gross profit margin decreased slightly to 8.8% for fiscal year 2015 as compared to 9.0% for fiscal year 2014. The reduction in gross profit margin is largely the result of a less favorable sales mix, driven by an increase in big deals with lower gross margins.

Worldwide Communications & Services

Gross profit dollars for the Communications & Services distribution segment increased for the fiscal year ended June 30, 2015 as compared to prior year primarily due to the inclusion of Imago ScanSource and Network1 results. As a percentage of sales, gross profit margin decreased to 12.2% for fiscal year 2015 compared to 12.8% for fiscal year 2014, primarily due to a less favorable sales mix and lower vendor program recognition as a percentage of sales.

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30:

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expenses	$222,982	$192,492	$30,490	15.8%	6.9%	6.6%
Legal recovery	—	(15,490)	15,490	(100.0)%	—%	(0.5)%
Change in fair value of contingent consideration	2,667	2,311	356	15.4%	0.1%	0.1%
Operating expenses	$225,649	$179,313	$46,336	25.8%	7.0%	6.2%

Selling, general and administrative expenses ("SG&A") increased $30.5 million for the fiscal year ending June 30, 2015. The increase in SG&A expenses is primarily due to increased employee-related expenses and additional SG&A for the newly acquired Imago ScanSource and Network1, partially offset by lower bad debt expense.

In the fourth quarter of 2014, we recorded a $15.5 million legal recovery, net of attorney fees, related to our previously disclosed ERP litigation.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC, Imago ScanSource, and Network1 separately from other selling, general and administrative expenses. In the current year, we have recorded a $2.7 million loss, driven by recurring amortization of the unrecognized fair value discount, and the achievement of better than expected actual results for CDC and Imago ScanSource, partially offset by less than expected actual results for Network1.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30:

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$48,612	$51,523	$(2,911)	(5.6)%	2.5%	2.8%
Worldwide Communications & Services	56,083	54,773	1,310	2.4%	4.3%	5.3%
Corporate	(3,254)	15,490	(18,744)	(121.0)%	nm*	nm*
Total operating income	$101,441	$121,786	$(20,345)	(16.7)%	3.2%	4.2%
*nm - percentages are not meaningful

Worldwide Barcode & Security

For the Barcode & Security distribution segment, operating income decreased $2.9 million for the fiscal year ended June 30, 2015 as compared to prior year. The decrease in operating income is largely due to increased employee related costs, partially offset by a reduction in bad debt expense. Operating income was also negatively impacted by foreign currency translation of our European and Brazilian operations.

Worldwide Communications & Services

For the Communications & Services distribution segment, operating income increased $1.3 million for the fiscal year ended June 30, 2015 as compared to prior year. The increase is primarily attributable to increased sales volume due to the inclusion of Imago ScanSource and Network1 results, both acquired during the year.

Corporate

Corporate incurred $3.2 million in acquisition costs for the year ended June 30, 2015. For the year ended June 30, 2014, Corporate received a legal recovery, net of attorney fees, of $15.5 million, related to our previously disclosed ERP litigation.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30:

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$1,797	$731	$1,066	145.8%	0.1%	—%
Interest income	(2,638)	(2,364)	(274)	11.6%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	3,044	616	2,428	394.2%	0.1%	—%
Other, net	(669)	(304)	(365)	120.1%	—%	—%
Total other (income) expense	$1,534	$(1,321)	$2,855	(216.1)%	—%	—%
*nm - percentages are not meaningful

Interest expense reflects interest incurred on borrowings and cross currency swap agreements, non-utilization fees from the Company's revolving credit facility and amortization of debt issuance costs. The interest expense increased principally from the addition of Network1 borrowings held during the year after the business was acquired in January 2015.

Interest income for the year ended June 30, 2015 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. The Company's experienced higher foreign exchange losses as compared to prior year primarily from significant changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures. In addition, the increase includes the higher costs of foreign exchange hedging for Network1, primarily related to the hedging of the U.S. dollar-denominated accounts payable.

Provision for Income Taxes

Income tax expense was $34.5 million and $41.3 million for the fiscal years ended June 30, 2015 and 2014, respectively, reflecting an effective tax rate of 34.5% and 33.6%, respectively. The increase in the effective tax rate is primarily due to the impact of non-deductible acquisition costs incurred in the current year. The Company expects the fiscal year 2016 effective tax rate to range between 34% to 35%.

Comparison of Fiscal Years Ended June 30, 2014 and 2013

Net Sales

The Company has two reportable segments, which are based on product sales. The following table summarizes the Company’s net sales results by business segment and by geographic location for the comparable fiscal years ending June 30th:

Segments

	2014	2013	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,873,177	$1,828,219	$44,958	2.5%
Worldwide Communications & Services	1,040,457	1,048,745	(8,288)	(0.8)%
Total net sales	$2,913,634	$2,876,964	$36,670	1.3%

Geographic Sales

	2014	2013	$ Change	% Change
	(in thousands)
North American distribution sales units	$2,179,890	$2,139,723	$40,167	1.9%
International distribution sales units	733,744	737,241	(3,497)	(0.5)%
Total net sales	$2,913,634	$2,876,964	$36,670	1.3%

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

Operating Expenses

The following table summarizes the Company’s operating expenses for the periods ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Selling, general and administrative expense	$192,492	$191,216	$1,276	0.7%	6.6%	6.6%
Impairment charges (legal recovery)	(15,490)	48,772	(64,262)	(131.8)%	(0.5)%	1.7%
Change in fair value of contingent consideration	2,311	1,843	468	25.4%	0.1%	0.1%
Operating expenses	$179,313	$241,831	$(62,518)	(25.9)%	6.2%	8.4%

Selling, general and administrative expenses ("SG&A") increased $1.3 million for the fiscal year ending June 30, 2014. The increase in SG&A expenses is primarily due to increased personnel headcount and higher healthcare costs, partially offset by lower bad debt expense.

In the fourth quarter of 2014, we recorded a $15.5 million legal recovery, net of attorney fees, related to our previously disclosed ERP litigation. In the fourth quarter of fiscal 2013, we recorded impairment charges from our ERP project and goodwill in our ScanSource Communications Europe and ScanSource Brasil sales units as mentioned above. Discussion on these impairments can be found in the overview section of this Management's Discussion and Analysis, as well as, Note 6 - Goodwill and Other Identifiable Intangible Assets in the notes to the consolidated financial statements.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC separately from other selling, general and administrative expenses. In 2014, we recorded a $2.3 million loss, driven by recurring amortization of the unrecognized fair value discount and a decline in the discount rate used, partially offset by a reduction in forecasted results.

Operating Income

The following table summarizes the Company’s operating income for the fiscal years ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Worldwide Barcode & Security	$51,523	$34,665	$16,858	48.6%	2.8%	1.9%
Worldwide Communications & Services	54,773	44,588	10,185	22.8%	5.3%	4.3%
Corporate	15,490	(28,210)	43,700	(154.9)%	nm*	nm*
Total operating income	$121,786	$51,043	$70,743	138.6%	4.2%	1.8%
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

Corporate

For the year ended June 30, 2014, Corporate received a legal recovery, net of attorney fees, of $15.5 million, related to our previously disclosed ERP litigation for the year ended June 30, 2014. We incurred a $28.2 million ERP impairment charge for the year ended June 30, 2013.

Total Other (Income) Expense

The following table summarizes the Company’s total other (income) expense for the fiscal years ended June 30:

					% of Sales June 30,
	2014	2013	$ Change	% Change	2014	2013
	(in thousands)
Interest expense	$731	$775	$(44)	(5.7)%	—%	—%
Interest income	(2,364)	(2,238)	(126)	5.6%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	616	(32)	648	nm*	—%	—%
Other, net	(304)	(488)	184	(37.7)%	—%	—%
Total other (income) expense	$(1,321)	$(1,983)	$662	(33.4)%	—%	(0.1)%
*nm - percentages are not meaningful

Interest expense reflects interest incurred on the Company’s long-term debt, non-utilization fees from the Company’s revolving credit facility and the amortization of debt issuance costs.

Interest income for the year ended June 30, 2014 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions.

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

Goodwill Impairment Charge

We completed our annual impairment test as of June 30, 2013 and determined that the book value of the European Communications and the Brazilian POS & Barcode sales units were in excess of fair value and a goodwill impairment was required. Prior to this test, no interim indicators of impairment were identified. Reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results contributed to our determination. Furthermore, earnout payments made to CDC shareholders have been lower than those forecasted and assumed in the calculation of goodwill, at the time of acquisition. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $20.6 million, or $15.2 million after tax at the local tax rate, relating to our reporting units. These goodwill charges are included in a separate operating expense line item, "Impairment charges including ERP & goodwill" in our Consolidated Income Statements. Income and market approaches were used to determine the fair value of each of our seven reporting units. The application of goodwill impairment tests requires management's judgment for many of the inputs. Key assumptions in the impairment test included our forecasted revenue growth rate, discount rate assumptions, and working capital requirements. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. For additional information regarding goodwill, see Note 6 - Goodwill and Other Identifiable Intangible Assets.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2015				Fiscal 2014
	Jun. 30 2015	Mar. 31 2015	Dec. 31 2014	Sept. 30 2014	Jun. 30 2014	Mar. 31 2014	Dec. 31 2013	Sept. 30 2013
	(in thousands, except per share data)
Net sales	$856,685	$763,203	$807,019	$791,720	$758,113	$682,998	$740,618	$731,904
Cost of goods sold	765,367	683,187	728,908	714,075	684,120	609,647	663,362	655,405
Gross profit	$91,318	$80,016	$78,111	$77,645	$73,993	$73,351	$77,256	$76,499
Net income	$16,447	$12,943	$16,821	$19,208	$27,105	$16,949	$18,298	$19,437
Weighted-average shares outstanding, basic	28,461	28,646	28,579	28,544	28,525	28,502	28,293	28,034
Weighted-average shares outstanding, diluted	28,722	28,855	28,831	28,794	28,763	28,730	28,597	28,257
Net income (loss) per common share, basic	$0.58	$0.45	$0.59	$0.67	$0.95	$0.59	$0.65	$0.69
Net income (loss) per common share, diluted	$0.57	$0.45	$0.58	$0.67	$0.94	$0.59	$0.64	$0.69

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

The Company distributes third-party service contracts, typically for product maintenance and support. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract and presented in net sales and cost of goods sold, respectively.

Service revenue associated with third-party service contracts and warranty programs, as mentioned above, along with configuration and marketing services is recognized when the work is complete, and the four criteria discussed above have been substantially met. Service revenue associated with service contracts, warranty programs, configuration, marketing and other services approximates 3.0% of consolidated net sales for fiscal year 2015 and 2% of consolidated net sales for fiscal years 2014 and 2013.
During the fiscal years ended June 30, 2015, 2014 and 2013, the Company has not engaged in any sales transactions involving multiple element arrangements. Had any arrangements with multiple deliverables occurred, we would follow the guidance set forth in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 605 - Revenue Recognition.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets in accordance with ASC 740, Accounting for Income Taxes. During fiscal 2013, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The tax effect of this accounting policy change is immaterial to the financial statements. See Note 12 - Income Taxes, for further discussion.
Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 12 - Income Taxes, in the Notes to Consolidated Financial Statements for more information.
Business Combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5 - Acquisitions, in the Notes to Consolidated Financial Statements for further discussion.
Goodwill
The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our Worldwide Barcode & Security and Worldwide Communications & Services operating segments for a total of two reporting units. The goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.
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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. During fiscal year 2015, the Company completed its annual impairment test as of April 30 and determined that no goodwill impairment charge was necessary. In accordance with ASC 350, the Company performed its annual goodwill impairment test on both the historical reporting units based on geography and the new reporting units based on operating segments for fiscal year 2015. Under the historical reporting units, the estimated fair value of the Company's Latin American goodwill reporting unit exceeded its carrying values by a smaller margin than the Company's other goodwill reporting units, excluding reporting units acquired during fiscal year 2015. The estimated fair value of the Latin America goodwill reporting unit exceeded the carrying value by 26.5% and 10.2% for fiscal years 2015 and 2014, respectively. The increase in sensitivity to this goodwill reporting unit is driven largely by the general macroeconomic environment and lower expectations for future results in the units. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates.
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
See Note 6 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of CDC, Imago, and Network1, the Company is obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective share purchase agreements. Future payments are to be paid in the functional currency of the acquired entity, which is the Brazilian real for CDC and Network and the British pound for Imago. CDC has one remaining earnout payment to be paid during fiscal year 2016, Imago has two remaining earnout payments to be paid in annual installments during fiscal years 2016 and 2017, and Network1 has four remaining earnout payments to be paid in annual installments during fiscal years 2016 through 2019. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.
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
Cash and cash equivalents totaled $121.6 million at June 30, 2015, compared to $194.9 million at June 30, 2014, of which $43.4 million and $39.7 million was held outside of the United States as of June 30, 2015 and 2014, respectively. Checks released but not yet cleared from these accounts in the amounts of $62.9 million and $84.1 million are classified as accounts payable as of June 30, 2015 and June 30, 2014, respectively.
We conduct business in many locations throughout the world where we generate and use cash. The Company provides for U.S. income taxes for the earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds. See Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital decreased $49.9 million to $666.0 million at June 30, 2015 from $715.9 million at June 30, 2014, principally from lower cash and higher accounts payable, partially offset by higher accounts receivable and inventory balances. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2015	June 30, 2014
Operating activities	$75,522	$47,722
Investing activities	(80,541)	(11,228)
Financing activities	(56,893)	9,285
Effect of exchange rate change on cash and cash equivalents	(11,293)	908
Increase (decrease) in cash and cash equivalents	$(73,205)	$46,687
Net cash provided by operating activities was $75.5 million for year ended June 30, 2015, compared to $47.7 million in the prior year. Operating cash flows for the year ended June 30, 2015 is primarily attributable to net income and increases in accounts payable, partially offset by increases in accounts receivable and inventory.
The number of days sales outstanding ("DSO") was 55 at June 30, 2015 and June 30, 2014, which is within our typically expected range.

Inventory turnover increased to 5.9 times during the fourth quarter of the current fiscal year, compared to 5.6 times in the prior year quarter. Throughout fiscal year 2015 inventory turnover ranged from 5.4 to 5.9 times.

Cash used in investing activities for the year ended June 30, 2015 was $80.5 million, compared to $11.2 million used in the prior year. The increase in cash used in investing activities is due to the acquisition of the Imago ScanSource and Network1 businesses and capital expenditures on the Company's new Enterprise Resource Planning ("ERP") system.

In December 2013, the Company retained SAP for software platform and implementation consulting services for a new ERP system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system in February 2015, which is in the third quarter of the current fiscal year. The Company's North America operations began utilizing the new ERP system in July 2015, which is in the first quarter of fiscal year 2016.
Cash used in financing activities for the year ended June 30, 2015 totaled to $56.9 million, compared to $9.3 million cash provided by financing activities in the prior year. The change in cash flow is primarily attributable to repayments on borrowings of Network1 and Imago ScanSource, repurchases of common stock, and a contingent consideration payment to former shareholders of CDC.
The Company assumed net debt from Network1 of $35.2 million as part of the initial purchase consideration as of January 13, 2015. The remaining outstanding borrowings of Network1 as of June 30, 2015 totaled $3.4 million, of which $2.9 million is classified as current.
In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. The Company repurchased 0.5 million shares totaling approximately $18.8 million during the year ended June 30, 2015. Subsequent to June 30, 2015, through the date of this report, the Company has repurchased an additional 0.6 million shares arriving at a total of approximately $41.1 million paid for repurchases since the program began.
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
At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40% depending on the Leverage Ratio, on non-utilized borrowings availability, excluding swingline loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. We were in compliance with all covenants under the credit facility as of June 30, 2015.
There were no outstanding borrowings on the Company's $300 million revolving credit facility as of June 30, 2015 and 2014.
On a gross basis, we borrowed $93.6 million and repaid $93.6 million on the $300.0 million revolving credit facility in fiscal 2015. In the prior year, we made zero borrowings and repayments. The average daily balance on the revolving credit facility was $1.6 million and $0.0 million for the years ended June 30, 2015 and 2014, respectively. There were no standby letters of credits issued and outstanding as of June 30, 2015, leaving $300 million available for borrowings under the revolving credit facility.

Imago ScanSource, a new subsidiary of the Company, has multi-currency invoice discounting credit facilities secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-

based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at June 30, 2015.
On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA completed its acquisition of all of the shares of CDC, pursuant to a Share Purchase and Sale Agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made four payments to the former shareholders totaling $16.0 million. As of June 30, 2015, we have $5.1 million recorded for the earnout obligation, all of which is classified as current and due October 15, 2015. The last remaining earnout payments will be funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the Share Purchase Agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. As of June 30, 2015, we have $5.4 million recorded for the earnout obligation, of which $2.6 million is classified as current. The first earnout payment is due October 29, 2015. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”), pursuant to the Share Purchase and Sale Agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus additional annual cash installments based on EBITDA over the next four years, commencing with the period ending June 30, 2015. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.3 million net cash paid for Network1and assumed net debt of $35.2 million as part of the initial consideration. As of June 30, 2015, we have $23.5 million recorded for the earnout obligation, of which $1.7 million is classified as current. The first earnout payment is due August 31, 2015. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.
On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. The outstanding balance on this facility was $5.4 million as of June 30, 2015 and 2014, and the effective interest rate was 1.03% and 1.00%, respectively. The Company was in compliance with all covenants associated with this agreement as of June 30, 2015.
The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2015, the Company had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnouts pertaining to the Network1, Imago ScanSource, and CDC acquisitions. See Notes 7, 9 and 13 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$15,476	$5,908	$7,327	$1,883	$358
Capital lease	475	227	248	—	—
Principal debt payments	8,826	2,860	537	477	4,952
Contingent consideration(2)	33,960	9,391	18,985	5,584	—
Other(3)	—	—	—	—	—
Total obligations	$58,737	$18,386	$27,097	$7,944	$5,310

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

(2)
Amounts disclosed regarding future CDC, Imago ScanSource, and Network1 earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments could range as high as $5.3 million, $6.1 million, and $32.7 million, respectively, as of June 30, 2015.

(3)
Amounts totaling $16.0 million of deferred compensation which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2015 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the fiscal year ended June 30, 2015 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's variable rate long-term debt. At June 30, 2015, the Company had cross currency swaps related to fixed rate debt acquired from Network1. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by Network1 for principal and variable interest payments equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus an applicable spread, in Brazilian reais. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt may change. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos and Chilean pesos. At June 30, 2015, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.
We have audited the accompanying consolidated balance sheets of ScanSource Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScanSource, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2015 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.
We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Imago Group plc (“Imago”) and Intersmart Comerico Importaxao Exportaco de Equipamentos Electronicos, S.A. (“Network1”), two wholly-owned subsidiaries, whose financial statements reflect total combined assets and revenues constituting 15 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2015. As indicated in Management’s Report, Imago and Network1 were acquired during the year ended June 30, 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Imago and Network1.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended June 30, 2015 and 2014, and our report dated August 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ScanSource, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of ScanSource, Inc. and subsidiaries for the year ended June 30, 2013. Our audit also included the financial statement schedule for the year ended June 30, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of ScanSource, Inc. and subsidiaries for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for the year ended June 30, 2013 set forth therein.

/s/ Ernst & Young LLP

Greenville, South Carolina
August 26, 2013

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$121,646	$194,851
Accounts receivable, less allowance of $32,589 at June 30, 2015 and $26,257 at June 30, 2014	522,532	464,405
Inventories	553,063	504,758
Prepaid expenses and other current assets	46,917	33,558
Deferred income taxes	20,556	18,109
Total current assets	1,264,714	1,215,681
Property and equipment, net	46,574	31,823
Goodwill	66,509	32,342
Net identifiable intangible assets	46,272	15,995
Other non-current assets	52,872	39,283
Total assets	$1,476,941	$1,335,124
Liabilities and Shareholders’ Equity
Current liabilities:
Current debt	$2,860	$—
Accounts payable	501,329	421,721
Accrued expenses and other current liabilities	81,000	63,574
Current portion of contingent consideration	9,391	5,851
Income taxes payable	4,180	8,685
Total current liabilities	598,760	499,831
Deferred income taxes	3,773	185
Long-term debt, net of current portion	5,966	5,429
Borrowings under revolving credit facility	—	—
Long-term portion of contingent consideration	24,569	5,256
Other long-term liabilities	34,888	21,780
Total liabilities	667,956	532,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 28,214,153 and 28,539,481 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	157,172	168,447
Retained earnings	716,315	650,896
Accumulated other comprehensive (loss) income	(64,502)	(16,700)
Total shareholders’ equity	808,985	802,643
Total liabilities and shareholders’ equity	$1,476,941	$1,335,124

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2015, 2014, and 2013
(in thousands, except per share information)

	2015	2014	2013
Net sales	$3,218,626	$2,913,634	$2,876,964
Cost of goods sold	2,891,536	2,612,535	2,584,090
Gross profit	327,090	301,099	292,874
Selling, general and administrative expenses	222,982	192,492	191,216
Impairment charges (legal recovery)	—	(15,490)	48,772
Change in fair value of contingent consideration	2,667	2,311	1,843
Operating income	101,441	121,786	51,043
Interest expense	1,797	731	775
Interest income	(2,638)	(2,364)	(2,238)
Other (income) expense, net	2,376	312	(520)
Income before income taxes	99,906	123,107	53,026
Provision for income taxes	34,487	41,318	18,364
Net income	$65,419	$81,789	$34,662
Per share data:
Net income per common share, basic	$2.29	$2.89	$1.25
Weighted-average shares outstanding, basic	28,558	28,337	27,774
Net income per common share, diluted	$2.27	$2.86	$1.24
Weighted-average shares outstanding, diluted	28,799	28,602	27,994

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Net income	$65,419	$81,789	$34,662
Foreign currency translation adjustment	(47,802)	6,272	(1,281)
Comprehensive income	$17,617	$88,061	$33,381

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2015, 2014, and 2013
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2012	27,604,840	$139,557	$534,445	$(21,691)	$652,311
Net income	—	—	34,662	—	34,662
Foreign currency translation adjustment	—	—	—	(1,281)	(1,281)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	366,969	4,024	—	—	4,024
Share based compensation	—	5,692	—	—	5,692
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	548	—	—	548
Balance at June 30, 2013	27,971,809	$149,821	$569,107	$(22,972)	$695,956
Net income	—	—	81,789	—	81,789
Foreign currency translation adjustment	—	—	—	6,272	6,272
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	567,672	12,581	—	—	12,581
Share based compensation	—	5,328	—	—	5,328
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	717	—	—	717
Balance at June 30, 2014	28,539,481	$168,447	$650,896	$(16,700)	$802,643
Net income	—	—	65,419	—	65,419
Foreign currency translation adjustment	—	—	—	(47,802)	(47,802)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	154,497	760	—	—	760
Common stock repurchased	(479,825)	(18,768)	—	—	(18,768)
Share based compensation	—	6,517	—	—	6,517
Tax benefit of deductible compensation arising from exercise or vesting of share based payment arrangements	—	216	—	—	216
Balance at June 30, 2015	28,214,153	$157,172	$716,315	$(64,502)	$808,985

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$65,419	$81,789	$34,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,997	7,375	8,457
Amortization of debt issue costs	297	312	345
Provision for doubtful accounts	993	6,573	10,333
Share based compensation	6,522	5,248	5,618
Impairment charges	—	—	48,772
Deferred income taxes	3,921	8,606	(19,630)
Excess tax benefits from share-based payment arrangements	(260)	(982)	(849)
Change in fair value of contingent consideration	2,667	2,311	1,843
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,476)	(31,860)	13,746
Inventories	(37,695)	(99,214)	86,821
Prepaid expenses and other assets	2,337	6,206	(28)
Other noncurrent assets	1,431	1,285	9,441
Accounts payable	28,280	57,532	(56,837)
Accrued expenses and other liabilities	7,449	(5,357)	(14,145)
Income taxes payable	(3,360)	7,898	895
Net cash provided by (used in) operating activities	75,522	47,722	129,444
Cash flows from investing activities:
Capital expenditures	(20,762)	(11,228)	(4,831)
Cash paid for business acquisitions, net of cash acquired	(59,779)	—	—
Net cash provided by (used in) investing activities	(80,541)	(11,228)	(4,831)
Cash flows from financing activities:
Increases (decreases) in short-term borrowings, net	(24,097)	—	(4,459)
Borrowings on revolving credit, net of expenses	93,579	—	515,262
Repayments on revolving credit, net of expenses	(93,579)	—	(515,877)
Repayments on long-term debt	(9,146)	—	—
Repayments of capital lease obligations	(262)	—	—
Debt issuance costs	—	(468)	—
Contingent consideration payments	(5,640)	(3,810)	(4,777)
Exercise of stock options	760	12,581	4,024
Repurchase of common stock	(18,768)	—	—
Excess tax benefits from share-based payment arrangements	260	982	849
Net cash provided by (used in) financing activities	(56,893)	9,285	(4,978)
Effect of exchange rate changes on cash and cash equivalents	(11,293)	908	(644)
Increase (decrease) in cash and cash equivalents	(73,205)	46,687	118,991
Cash and cash equivalents at beginning of period	194,851	148,164	29,173
Cash and cash equivalents at end of period	$121,646	$194,851	$148,164

Supplemental disclosure of cash flow information:
Interest paid during the year	$1,075	$739	$796
Income taxes paid during the year	$36,272	$24,323	$35,582
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015

(1)	Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading international wholesale distributor of specialty technology products. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added distribution services for technology manufacturers and sell to resellers in the following specialty technology markets: POS and barcode, security and 3D printing through its Worldwide Barcode & Security segment and video, voice and network solutions through its Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America, and Europe. The Company distributes to the United States and Canada from its Southaven, Mississippi distribution center; to Latin America principally from distribution centers located in Miami, Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers in Belgium, France, Germany, and the United Kingdom.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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
June 30, 2015

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

Reorganization and Segment changes

Prior to fiscal year 2013 the Company's reporting units coincided with its geographic business segments of North America and International. In the fourth quarter of 2013, the Company reorganized its management structure and reporting segments to globally leverage the Company's leadership in specific technology markets. As part of this new structure, the Company created two technology business operating segments: Worldwide Barcode & Security ("Barcode/Security") and Worldwide Communications & Services ("Communications/Services"). Each operating segment is managed around its global technology focus and is supported by the Company's centralized infrastructure, including distribution centers and back office operations. Each operating segment has its own management team led by a president and includes regional presidents within the operating group who manage the various functions within each segment. Decisions and planning for the Company as a whole are made at the corporate level by analyzing results from the operating segments. These technology business segments replace the geographic segments previously used, and the Company has retrospectively reclassified the consolidated financial statements to conform to the new presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $62.9 million and $84.1 million are classified as accounts payable as of June 30, 2015 and June 30, 2014, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality and holds amounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits or other insured limits. Cash and cash equivalents held outside of the United States totaled $43.4 million and $37.9 million as of June 30, 2015 and 2014, respectively.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers throughout the United States, Canada, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. In addition, the Company carries credit insurance on certain subsections of the customer portfolio. No single customer accounted for more than 5% of the Company’s net sales for the fiscal year 2015 and 2014, respectively, and no single customer accounted for more than 6% of the Company's net sales for the fiscal year 2013.

The Company has established arrangements with certain customers for longer-term financing. The Company accounts for these arrangements by recording them at their historical cost less specific allowances at balance sheet dates. Interest income is recognized in the period earned and is recorded as interest income in the Consolidated Income Statement.

Derivative Financial Instruments

The Company uses derivative instruments to manage certain exposures related to fluctuations in foreign currency exchange rates and changes in interest rates in connection with borrowing activities. We record all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies and from intercompany loans with foreign subsidiaries. In addition, the Company may have foreign currency risk related to debt that

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

is denominated in currencies other than the U.S. dollar. The Company's foreign currencies are denominated primarily by Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos and Chilean pesos.

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

During the fiscal year ended June 30, 2015, through the acquisition of Network1, the Company assumed borrowings denominated in foreign currencies that have primarily been hedged into the functional currency of the respective borrowing entity using cross-currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross-currency debt instruments are recognized as adjustments to other income and expense in the Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense in the Consolidated Income Statements.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $16.0 million and $14.0 million as of June 30, 2015 and June 30, 2014, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $0.7 million and $0.6 million at June 30, 2015 and June 30, 2014, respectively.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Vendor Concentration

The Company sells products from many vendors, however, sales of products supplied by Zebra and Avaya each constituted more than 10% of the Company’s net sales for the years ended June 30, 2015 and 2013. Sales of products supplied by Zebra, Avaya, and Honeywell constituted more than 10% of the Company's net sales for the year ended June 30, 2014.

Product Warranty

The Company’s vendors generally provide a warranty on the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In three of our product lines, the Company offers a self-branded warranty program, in which management has determined that the Company is the primary obligor of these programs. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As such, the Company has not recorded a provision for estimated service warranty costs. For all other product lines, the Company does not independently provide a warranty on the products it distributes; however, to maintain customer relations, the Company facilitates returns of defective products from the Company’s customers by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.

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

Capitalized Software

The Company accounts for capitalized software in accordance with ASC 350-40, which provides guidance for computer software developed or obtained for internal use. The Company is required to continually evaluate the stage of the implementation process to determine whether or not costs are expensed or capitalized. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the development phase, such as material and direct services costs, compensation costs of employees associated with the development, and interest cost, are capitalized as incurred. Costs incurred during the post-implementation or operation phase, such as training and maintenance costs, are expensed as incurred. In addition, costs incurred to modify existing software that result in additional functionality are capitalized as incurred.

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill is reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Historically, our goodwill reporting units were primarily based on geography, one level below our Barcode & Security segment and Communications & Services segment. During fiscal year 2015, we reorganized our reporting units to align directly with our operating segments, in an effort to aggregate business components impacting goodwill into a structure that is more representative of how the business is managed. The Company evaluated all qualitative and quantitative characteristics of the

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

separate business components, concluding that recognizing reporting units at the segment level was most appropriate. This change did not accelerate, delay or avoid a potential impairment charge. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.

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
During the third quarter of fiscal 2014, the Company changed its annual goodwill impairment testing date from June 30 to April 30. This voluntary change is considered preferable as it better aligns the timing of the impairment test with management’s financial planning and budgeting process, and ensures the completion of the test prior to the end of the annual reporting period. This change did not accelerate, delay or avoid a potential impairment charge.
See Note 6 - Goodwill and Other Identifiable Intangible Assets to the consolidated financial statements for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements and non-compete agreements. Customer relationships and distributor agreements are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Trade names are amortized over a period ranging from 1 to 5 years. Non-compete agreements are amortized over their contract life.

Debt issuance costs are amortized over the term of the credit facility.

These assets are included in other assets and are shown in detail in Note 6 - Goodwill and Other Identifiable Intangible Assets.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

In the fourth quarter of fiscal year 2013, the Company decided not to proceed with the development of the Enterprise Resource Planning ("ERP") project using the Microsoft Dynamics AX software and wrote off substantially all of the total $28.8 million in capitalized expenses related to the original project. The non-cash charge recorded of $28.2 million before the effect of income taxes ($18.0 million net of the income tax impact) included software development costs, hardware, software interfaces and other related costs. Prior to the write-off, the capitalized software was included in property and equipment at cost on the Consolidated Balance Sheet. The remaining balance of approximately $0.6 million was placed into service in July 2014. The Company did not record any material impairment charges for the fiscal years ended June 30, 2015 and 2014.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see Note 9 - Fair Value of Financial Instruments.

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former shareholders of CDC, Imago, and Network1, the Company is obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings measure as defined in the respective share purchase agreements. Future payments are to be paid in the subsidiaries' local currency. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the respective acquisition date using a form of a probability-weighted discounted cash flow model following the income approach. Each period, the Company reflects the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item in the Consolidated Income Statements.

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

The Company distributes third-party service contracts, typically for product maintenance and support. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company distributes some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract and presented in net sales and cost of goods sold, respectively.

Service revenue associated with third-party service contracts and warranty programs, as mentioned above, along with configuration and marketing services is recognized when the work is complete, and the four criteria discussed above have been substantially met. Service revenue associated with service contracts, warranty programs, configuration, marketing and other services approximates 3.0% of consolidated net sales for fiscal year 2015 and 2% of consolidated net sales for fiscal years 2014 and 2013.

During the fiscal years ended June 30, 2015, 2014 and 2013, the Company has not engaged in sales transactions involving multiple element arrangements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

Shipping Revenue and Costs

Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue was $12.2 million for the years ended June 30, 2015 and 2014 and $12.1 million for the year ended June 30, 2013.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three fiscal years ended June 30, 2015. Deferred advertising costs for any of the three fiscal years ended June 30, 2015 were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include U.S. dollars, Brazilian reais, euros, British pounds,and Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes. During 2013, the Company reviewed and modified its policy toward permanently reinvested foreign earnings. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The tax effect of this accounting policy change in 2013 is immaterial to the financial statements. See Note 12 - Income Taxes for further discussion.

Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 12 - Income Taxes for more information.

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

Comprehensive Income

ASC 220, Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the Company include net income and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries. Currently, the Company is not engaged in any cash flow hedges that qualify for hedge accounting.

Business Combinations

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5 - Acquisitions for further discussion.

Reclassifications

Certain prior year amounts related to net identifiable intangible assets per the accompanying Consolidated Balance Sheets have been reclassified into a separate line on the statement, whereas, in prior year reports other current assets and net identifiable intangible assets were combined into a single presentation line. Such reclassifications have no impact on the total assets as previously reported.

In addition, certain amounts within deferred tax assets related to the temporary differences that give rise to net deferred tax assets presented in Note 12 - Income Taxes have been reclassified in the current year presentation. Such reclassifications have no impact on the total net deferred tax assets previously reported in the following disclosure or the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2018, which is the first quarter of fiscal year 2019. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

(2)Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net income	$65,419	81,789	34,662

Denominator:
Weighted-average shares, basic	28,558	28,337	27,774
Dilutive effect of share-based payments	241	265	220
Weighted-average shares, diluted	28,799	28,602	27,994

Net income per common share, basic	$2.29	$2.89	$1.25
Net income per common share, diluted	$2.27	$2.86	$1.24

For the years ended June 30, 2015, 2014 and 2013, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 340,697, 230,706 and 1,062,000, respectively.

(3)Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2015	2014
	(in thousands)
Land	$3,009	$3,009
Buildings and leasehold improvements	21,266	21,088
Computer software and equipment	44,444	14,770
Furniture, fixtures and equipment	16,849	12,390
Construction in progress	126	13,193
	85,694	64,450
Less accumulated depreciation	(39,120)	(32,627)
	$46,574	$31,823

During the fiscal year ended June 30, 2015, the increase in gross fixed assets from the prior year is largely due to capital expenditures for the new ERP system.

Depreciation expense was $5.4 million, $3.5 million, and $3.6 million, respectively, for the fiscal years ended 2015, 2014, and 2013.

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following:

	June 30,
	2015	2014
	(in thousands)
Deferred warranty revenue	$22,346	$14,656
Accrued compensation	20,906	16,458
Other taxes payable	9,240	3,901
Other accrued liabilities	28,508	28,559
	$81,000	$63,574

(5)     Acquisitions

Network1

On January 13, 2015, the Company acquired 100% of the shares of Network1 from the Network1 shareholders. Network1 is a Brazilian value-added distributor of communications equipment and services and joins the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added distributor of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

Under the share purchase agreement entered into with Network1, the Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") over the next four years, commencing with the period ending June 30, 2015. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration.

Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. As of the date of this report, initial purchase accounting for the business combination, which includes valuation of the pre-acquisition contingencies and related indemnification receivables and certain tangible assets, has not been finalized, therefore, purchase price allocation estimates presented are subject to change. Please see Note 9 - Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration and Note 13 - Commitments and Contingencies for further information regarding pre-acquisition contingencies and related indemnification receivables.

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Network1	$22,536	$23,258

Intangible assets acquired include trade names, customer relationships, and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 9 years.

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

Under the share purchase agreement entered into with Imago, the Company structured the purchase transaction with an initial cash payment of $37.4 million, plus two additional annual cash installments for the twelve month periods ending September 30, 2015

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

and 2016, based on a form of adjusted EBITDA. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. Please see Note 9 - Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration.
Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill and identifiable intangible assets. The purchase price allocated to goodwill and identifiable intangible assets as of the acquisition date is as follows:

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Imago ScanSource	$18,266	$19,606

Intangible assets acquired include trade names, customer relationships, and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 9 years.

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

Under the share purchase and sale agreement entered into with CDC, the Company structured the purchase transaction as an all cash share purchase with an initial payment of $36.2 million, net of cash acquired, and assumed working capital payables and debt at closing. The remaining purchase price is payable in annual cash installments based upon the financial performance of CDC for the twelve month periods ended on June 30 from 2011 through 2015. As of June 30, 2015, there is one remaining earnout payment to be made to the former shareholders. Please see Note 9 - Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration and Note 13 - Commitments and Contingencies for further information regarding pre-acquisition contingencies and related indemnification receivables.

The purchase price allocated to the fair value of identified intangible assets associated with the acquisition of CDC is as follows:

Amount
(in thousands)
Identified intangible assets	$22,605

The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 5 years.

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. This testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Historically, the reporting units utilized for goodwill impairment tests were primarily based on geography, one level below

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

the Barcode & Security and Communications & Services operating segments. During fiscal year 2015, the Company reorganized its reporting units to align directly with its operating segments.

During fiscal years 2015 and 2014, no impairment charges related to goodwill were recorded. In accordance with ASC 350, the Company performed its annual goodwill impairment test on both the historical reporting units based on geography and the new reporting units based on operating segments for fiscal year 2015. Under the historical reporting units, the estimated fair value of the Company's Latin American goodwill reporting unit exceeded its carrying values by a smaller margin than the Company's other goodwill reporting units, excluding reporting units acquired during fiscal year 2015. The estimated fair value of the Latin America goodwill reporting unit exceeded the carrying value by 26.5% and 10.2% for fiscal years 2015 and 2014, respectively. The increase in sensitivity to this goodwill reporting unit is driven largely by the general macroeconomic environment and lower expectations for future results in the unit. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates.

During fiscal year 2013, the Company completed its annual impairment test as of June 30, 2013 and determined that a goodwill impairment charge was necessary for its Brazilian POS & Barcode and European Communications reporting units. Prior to the test, no interim impairment indicators were identified. The Company's impairment testing included the determination of the reporting unit's fair value using market multiples and discounted cash flows modeling based on forecasts which were discounted using a weighted-average cost of capital (a level 3 input). The impairment charges were a result of reduced earnings and cash flow forecast primarily due to the general macroeconomic environment and lower expectations of future results. During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge for goodwill impairment of $5.4 million and $15.1 million in Europe Communications and Brazil POS & Barcode, respectively, which are included on the Consolidated Income Statements.

Changes in the carrying amount of goodwill for the years ended June 30, 2015 and 2014, by reportable segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2013	$16,329	$15,466	$31,795
Unrealized gain (loss) on foreign currency translation	547	—	547
Balance as of June 30, 2014	$16,876	$15,466	$32,342
Additions	—	40,802	40,802
Unrealized gain (loss) on foreign currency translation	(1,341)	(5,294)	(6,635)
Balance as of June 30, 2015	$15,535	$50,974	$66,509

The following table shows the Company’s identifiable intangible assets as of June 30, 2015 and 2014, respectively.

	June 30, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$59,448	$20,573	$38,875	$33,417	$17,981	$15,436
Trade names	7,857	1,278	6,579	—	—	—
Non-compete agreements	1,113	539	574	636	408	228
Distributor agreements	345	101	244	424	93	331
Total intangibles	$68,763	$22,491	$46,272	$34,477	$18,482	$15,995

During fiscal year 2015, the Company acquired new customer relationships, trade names and non-compete agreements related to the acquisitions of Imago ScanSource and Network1. During the fourth quarter of fiscal 2014, the Company impaired certain

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

customer relationships related to our German communications entity and wrote off the gross carrying amount and corresponding accumulated amortization.

The weighted-average amortization period for all intangible assets was approximately 10 years, 11 years, 10 years for the year ended June 30, 2015, 2014 and 2013, respectively. Amortization expense for the years ended June 30, 2015, 2014 and 2013 was $6.6 million, $3.9 million and $4.9 million, respectively.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2016	$8,385
2017	7,982
2018	5,702
2019	4,711
2020	4,255
Thereafter	15,237
Total	$46,272

(7)	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has multi-currency invoice discounting credit facilities secured by the subsidiary’s assets for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for British pound sterling-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the U.S. dollar-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at June 30, 2015.

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility that was scheduled to mature on October 11, 2016. On November 6, 2013, the Company entered into an amendment of this credit facility ("Amended Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders to extend its maturity to November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase. The Company incurred debt issuance costs of $0.5 million in connection with the Amended Credit Agreement, which were capitalized to other assets on the Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended June 30, 2015 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended June 30, 2015 was 0.175%. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of June 30, 2015. There were no outstanding balances at June 30, 2015 and June 30, 2014.

The average daily balance on the revolving credit facility during the year ended June 30, 2015 was $1.6 million. There was $300 million available for additional borrowings as of June 30, 2015, and there were no letters of credit issued under the revolving credit facility.

The average daily balance on the revolving credit facility during the year ended June 30, 2014 was $0.0 million. There was $300 million available for additional borrowings as of June 30, 2014, and there were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s current Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2015, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of June 30, 2015 and 2014 and is included in long-term debt. The interest rate at June 30, 2015 and 2014 was 1.03% and 1.00%, respectively.

Network1 holds a term loan agreement, denominated in U.S. dollars, with Banco Safra to provide funding for working capital needs. The loan is secured by accounts receivable of the subsidiary. In general, in the absence of an event of default, the term loan matures on September 21, 2015. The terms of the loan provide for quarterly payments and bear interest at 3.6% per annum. The loan possesses a cross-currency swap contract which bears interest at a base rate equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus a spread 2.75% per annum. The CDI interest rate at June 30, 2015 was approximately 13.6%. As of June 30, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of June 30, 2015 was $0.7 million, all of which is classified as current.

Network1 has multiple term loan agreements, denominated in Brazilian reais, with Banco Bradesco, to provide funding for working capital needs. The agreements are collectively secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loans mature on May 9, 2016. The terms of the loans provide for bi-annual payments of varying amounts and bear interest at 11.48% per annum. As of June 30, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of June 30, 2015 was $1.8 million, all of which is classified as current.

Network1 holds a term loan agreement, denominated in the Brazilian real, with Banco do Brasil to provide funding for working capital needs. The loan is secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loan matures on October 28, 2017. The terms of the loan provide for monthly payments and bear interest at 12.08% per annum. As of June 30, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of June 30, 2015 was $0.9 million, of which $0.4 million is classified as current.

Please see Note 8, Derivatives and Hedging Activities for further information regarding the cross-currency swaps.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2015 are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

Future Debt Payments
(in thousands)
Fiscal year:
2016	$2,860
2017	403
2018	134
2019	231
2020	246
Thereafter	4,952
Total principal payments	$8,826

Debt Issuance Costs

As of June 30, 2015, net debt issuance costs associated with the credit facility and bonds totaled $1.0 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso and Chilean peso. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

At June 30, 2015, the Company had contracts outstanding with notional amounts of $80.6 million to exchange foreign currencies. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net foreign exchange derivative contract (gain) loss	$(5,364)	$3,640	$(733)
Net foreign currency transactional and re-measurement (gain) loss	8,408	(3,024)	701
Net foreign currency (gain) loss	$3,044	$616	$(32)

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, British pound versus the euro, and other currencies versus the U.S. dollar.

Cross-Currency Swaps – Through the acquisition of Network1, the Company has borrowings denominated in foreign currencies that have primarily been hedged into the functional currency of the respective borrowing entity using cross-currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross-currency debt instruments are recognized as adjustments to other income and expense in the Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense in the Consolidated Income Statements, which totaled approximately $0.5 million during the year ended June 30, 2015. The fair value of the swaps was a receivable of $0.1 million as of June 30, 2015 and is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

	As of June 30, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$125
Cross-currency swap agreements	—	103
Derivative liabilities:(b)
Foreign exchange contracts	$—	$476

(a)	All derivative assets are recorded as prepaid expense and other current assets in the Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC, Imago ScanSource, and Network1. The carrying value of debt listed in Note 7 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2 criteria) or the fixed rate applied approximates the variable rate published as of June 30, 2015.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,970	$15,970	$—	$—
Forward foreign currency exchange contracts	125	—	125	—
Cross-currency swap agreements	103	—	103	—
Total assets at fair value	$16,198	$15,970	$228	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,970	$15,970	$—	$—
Forward foreign currency exchange contracts	476	—	476	—
Liability for contingent consideration, current and non-current	33,960	—	—	33,960
Total liabilities at fair value	$50,406	$15,970	$476	$33,960

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$14,044	$14,044	$—	$—
Forward foreign currency exchange contracts	65	—	65	—
Total assets at fair value	$14,109	$14,044	$65	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$14,044	$14,044	$—	$—
Forward foreign currency exchange contracts	119	—	119	—
Liability for contingent consideration, current and non-current	11,107	—	—	11,107
Total liabilities at fair value	$25,270	$14,044	$119	$11,107

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

Derivative instruments, such as foreign currency forward contracts and cross-currency swap agreements are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

dealers and interest rates quoted by banks (Level 2). See Note 8 - Derivatives and Hedging Activities. Foreign currency contracts and cross-currency swap agreements are classified in the consolidated balance sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago ScanSource and Network1 representing the amounts payable to former shareholders, as outlined under the terms of the applicable share purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 16 - Accumulated Other Comprehensive (Loss) Income.

CDC is part of the Company's Worldwide Barcode and Security Segment, and Imago ScanSource and Network1 are part of the Company's Worldwide Communications and Services segment.

The tables below provides a summary of the changes in fair value of the Company’s contingent considerations for the CDC, Imago ScanSource, and Network1 earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2015 and 2014:

	Contingent Consideration for the Year Ended
	June 30, 2015
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$11,107	$—	$11,107
Issuance of contingent consideration	—	32,035	32,035
Payments	(5,640)	—	(5,640)
Change in fair value	1,636	1,031	2,667
Fluctuation due to foreign currency exchange	(1,994)	(4,215)	(6,209)
Fair value at end of period	$5,109	$28,851	$33,960

	Contingent Consideration for the Year Ended
	June 30, 2014
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$12,545	$—	$12,545
Payments	(3,810)	—	(3,810)
Change in fair value	2,311	—	2,311
Fluctuation due to foreign currency exchange	61	—	61
Fair value at end of period	$11,107	$—	$11,107

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company's Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in currencies other than the U.S. dollar and subject to foreign exchange fluctuation risk. Also, in accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

reflected in the change in fair value of contingent consideration line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the applicable share purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the Brazilian and European markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

Barcode and Security

The fair value of the liability for the contingent consideration related to CDC recognized at June 30, 2015 was $5.1 million, all of which is classified as current. As of June 30, 2014, the fair value of the contingent consideration was $11.1 million, of which $5.9 million was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statement contributed a loss of $1.6 million for the year ended June 30, 2015. Generally, the change in fair value of the contingent consideration will generate a loss as the earnout period lapses. In the current year, the loss was primarily driven by the recurring amortization of the unrecognized fair value discount and achievement of better than expected actual results. In addition, volatility in the foreign exchange rate between the Brazilian real and the U.S. dollar has driven significant changes in the translation of the real-denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are estimated to range up to $5.3 million, based on the Company's best estimate as the earnout is based on a multiple of adjusted earnings.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at June 30, 2015 was $5.4 million of which $2.6 million is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a loss of $0.6 million for the year ended June 30, 2015. In the current year, the loss is largely driven by the recurring amortization of the unrecognized fair value discount and achievement of better than expected actual results. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $5.3 million and $6.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

The fair value of the liability for the contingent consideration related to Network1 recognized at June 30, 2015 was $23.5 million of which $1.7 million is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a loss of $0.4 million for the year ended June 30, 2015. In the current year, the loss is largely driven by the recurring amortization of the unrecognized fair value discount, offset by less than expected actual results. In addition, volatility in the foreign exchange rate between the Brazilian real and the U.S. dollar has driven significant changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $32.7 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

(10)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from four share-based compensation plans (the 1997 Stock Incentive Plan, the 1999 Director Plan, the 2002 Long-Term Incentive Plan, and the 2013 Long-Term Incentive Plan). Awards are currently only granted under the 2013 Long-Term Incentive Plan. As of June 30, 2015, there were 2,446,465 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,480	$1,577	$2,125
Equity classified restricted stock	5,042	3,671	3,493
Total share-based compensation	$6,522	$5,248	$5,618

Stock Options

During the fiscal year ended June 30, 2015, the Company granted stock options for 166,593 shares to certain employees. These options vest annually over 3 years and have a 10-year contractual life. In accordance with the requirements of the Company’s Equity Award Grant Policy and the 2013 Long-Term Incentive Plan, the options issued during the fiscal year were granted with an exercise price that is no less than 100% of the fair market value of those shares on the date of the grant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

The Company used the following weighted-average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2015	2014	2013
Expected term	4.02 years	4.00 years	4.64 years
Expected volatility	30.06%	33.70%	42.90%
Risk-free interest rate	1.22%	1.07%	0.64%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option	$10.51	$11.91	$10.48

The weighted-average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends and behaviors of certain groups and individuals receiving these awards. The expected volatility is predominately based on the historical volatility of our common stock for a period approximating the expected term. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds that have a remaining life similar to the expected option term. The dividend yield assumption was based on our dividend payment history and management's expectations of future dividend payments.

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2015
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,071,097	$33.91
Granted during the period	166,593	41.11
Exercised during the period	(71,659)	31.43
Canceled, forfeited, or expired during the period	—	—
Outstanding, end of year	1,166,031	35.09	5.38	$4,531,055
Vested and expected to vest at June 30, 2015	1,164,033	35.08	5.38	$4,530,942
Exercisable, end of year	879,451	$33.49	4.24	$4,204,989

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2015 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2015, 2014, and 2013 was $0.6 million, $5.4 million, and $3.1 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2015
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	250,932	$36.93	$11.72
Granted	166,593	41.11	10.51
Vested	(130,945)	35.58	11.96
Canceled or forfeited	—	—	—
Unvested, end of year	286,580	$39.98	$10.91

As of June 30, 2015, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.17 years. The total fair value of options vested during the fiscal years ended June 30, 2015, 2014, and 2013 is $1.6 million, $1.6 million and $2.6 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.13 - $22.27	8,400	3.43	$18.14	8,400	$18.14
$22.27 - $26.38	30,000	4.43	24.57	30,000	24.57
$26.38 - $30.49	217,558	4.00	28.94	178,656	28.77
$30.49 - $34.60	299,129	4.36	33.22	299,129	33.22
$34.60 - $38.71	323,995	4.17	36.43	322,345	36.43
$38.71 - $42.82	286,949	9.02	41.77	40,921	42.69
	1,166,031	5.38	$35.09	879,451	$33.49

The Company issues shares to satisfy the exercise of options.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2015, the Company elected to grant 194,232 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs or PUs:

	Fiscal Year Ended June 30, 2015
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees, vesting based on certain service and performance conditions (1)	14,042	June 25, 2014	$39.01	July 1, 2014 through June 30, 2017
Certain employees	2,006	August 26, 2014	38.83	Immediate vesting
Certain employees, vesting based on certain service and performance conditions	8,336	November 6, 2014	38.94	November 6, 2014 through July 1, 2016
Certain employees	150,143	December 5, 2014	41.13	Annually over 3 years
Certain employees	991	February 3, 2015	35.16	Annually over 3 years
Certain employees based on promotions	2,550	May 5, 2015	39.05	Annually over 3 years
Certain employees	1,664	June 5, 2015	39.21	Annually over 3 years
Non-Employee Directors(2)
Certain Directors	14,500	December 5, 2014	$41.13	6 months

(1)
These RSU grants have service-based and performance-based vesting conditions. The total target shares under these grants are 14,042, but the actual number of shares that will vest depends on the performance of the Company. The grant date fair value of $39.01 is for the first tranche of these awards. The fair values for the second and third tranches of these awards has not yet been determined. See the The Company's 2014 Proxy Statement for further information about these grants.

(2)
Under the 2013 Long-Term Incentive Plan, non-employee directors will receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted will be established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded annually to each non-employee director generally will be determined by dividing $100,000 by the equity award value of the common stock on the date of grant, as defined in the 2013 Long-Term Incentive Plan. The equity award value means the value per share based on a 45-day averaging of the fair market value of the common stock over a specified period of time, or the fair market value of the common stock on a specified date. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement, or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2015
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	220,108	$37.36
Granted during the period	194,232	40.87
Vested during the period	(119,995)	36.90
Cancelled, forfeited, or expired during the period	(15,149)	32.98
Outstanding, end of year	279,196	$38.87

As of June 30, 2015, there was approximately $8.2 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.19 years. The Company withheld 37,157 shares for income taxes during the fiscal year ended June 30, 2015.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

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

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Matching contributions	$626	$553	$509
Discretionary contributions	5,350	5,207	5,501
Total contributions	$5,976	$5,760	$6,010

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

(12)    Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Current:
Federal	$24,658	$25,895	$32,387
State	1,639	2,439	993
Foreign	4,927	3,826	3,921
Total current	31,224	32,160	37,301
Deferred:
Federal	2,165	7,933	(10,200)
State	198	725	(519)
Foreign	900	500	(8,218)
Total deferred	3,263	9,158	(18,937)
Provision for income taxes	$34,487	$41,318	$18,364

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
U.S. Federal income tax at statutory rate	$34,967	$43,088	$18,559
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,318	1,974	523
Tax credits	(1,435)	(1,935)	(1,629)
Valuation allowance	582	803	353
Effect of foreign operations, net	(1,665)	(1,627)	(1,342)
Stock compensation	(419)	(494)	(148)
Goodwill impairment	—	—	1,139
Capitalized acquisition costs	839	—	—
Other	300	(491)	909
Provision for income taxes	$34,487	$41,318	$18,364

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2015	2014
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$9,925	$9,941
Inventories	5,235	7,996
Nondeductible accrued expenses	5,838	—
Net operating loss carryforwards	2,223	4,675
Tax credits	2,136	1,873
Timing of amortization deduction from goodwill	10,652	6,101
Deferred compensation	6,014	5,300
Stock compensation	5,730	5,129
Timing of depreciation and other deductions for building and equipment	83	—
Total deferred tax assets	47,836	41,015
Valuation allowance	(2,509)	(1,696)
Total deferred tax assets, net of allowance	45,327	39,319
Deferred tax liabilities derived from:
Nondeductible accrued expenses	—	(231)
Timing of depreciation and other deductions from building and equipment	(549)	(74)
Timing of amortization deduction from goodwill	(4,908)	(4,477)
Timing of amortization deduction from intangible assets	(4,680)	(1,886)
Total deferred tax liabilities	(10,137)	(6,668)
Net deferred tax assets	$35,190	$32,651

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Domestic	$79,364	$104,685	$64,581
Foreign	20,542	18,422	(11,555)
Worldwide pretax earnings	$99,906	$123,107	$53,026

As of June 30, 2015, there were (i) gross net operating loss carryforwards of approximately $1.6 million for state income tax purposes; (ii) foreign gross net operating loss carryforwards of approximately $6.5 million; (iii) state income tax credit carryforwards of approximately $0.4 million that will began to expire in 2017; and (iv) withholding tax credits of approximately $1.9 million. As of June 30, 2015, the Company recorded a $0.3 million valuation reserve against foreign net operating loss carry-forwards, related to foreign operations acquired during the period. In addition to the valuation allowance for the foreign net operating losses, the Company maintains a less than $0.1 million valuation allowance for state net operating losses, a $1.9 million valuation allowance for withholding tax credits, and a $0.3 million valuation allowance for the notional interest deduction, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $93.9 million at June 30, 2015. If these earnings were remitted to the U.S., they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $16.3 million.

In prior years, financial results in Europe have generated pre-tax losses, primarily due to our European Communications business. Financial results in Belgium for the year ended June 30, 2015 produced pre-tax income of approximately $4.2 million resulting in partial, approximately 45%, utilization of the deferred tax asset. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

As of June 30, 2015, the Company had gross unrecognized tax benefits of $1.3 million, $0.8 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.1 million on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below for the fiscal years ending June 30, 2015, 2014 and 2013 were $1.2 million, $1.1 million and $0.9 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

	June 30,
	2015	2014	2013
	(in thousands)
Beginning Balance	$1,153	$1,034	$1,257
Additions based on tax positions related to the current year	262	204	240
Additions for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	(114)	(85)	(463)
Settlements	—	—	—
Ending Balance	$1,301	$1,153	$1,034
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for tax years before June 30, 2010.

(13)    Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through November 2020. The Company also leases certain equipment under a capital lease that expires in 2017. Lease expense and future minimum lease payments under operating leases and the single capital lease are as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Lease expense	$6,168	$5,561	$5,094

	Operating Lease Payments	Capital Lease Payments	Total Payments
	(in thousands)
Fiscal Year Ended June 30,
2016	$5,908	$227	$6,135
2017	4,786	248	5,034
2018	2,541	—	2,541
2019	1,142	—	1,142
2020	741	—	741
Thereafter	358	—	358
Total future minimum lease payments	15,476	475	15,951
Less: amounts representing interest on capital lease	—	6	6
Total future minimum principal lease payments	$15,476	$469	$15,945

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
June 30, 2015

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

The components of the Company's capital lease as of June 30, 2015 are as follows:

				Capital Lease Obligations
	Property & Equipment	Accumulated Depreciation	Net Book Value	Short-Term	Long-Term	Total
	(in thousands)
IT Infrastructure	$731	$244	$487	$223	$246	$469

Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2015, 2014 and 2013 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

In January 2013, through the Company's wholly-owned subsidiary Partner Services, Inc. ("PSI"), the Company filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). In June 2014, the parties reached a Settlement Agreement where both parties agreed to mutually dismiss all claims and counterclaims against the other in exchange for Avanade's payment to the Company of $15.0 million. The Company also reversed $2.0 million in accrued liabilities for unpaid invoices received from Avanade and paid a contingency fee of $1.5 million to the law firm who represented the Company in the lawsuit. The settlement, net of attorney fees and reversal of accrued liabilities is included in the impairment charges (legal recovery) line item on the Consolidated Income Statements for the year ended June 30, 2014.

Enterprise Resource Planning

The Company has implemented a new Enterprise Resource Planning ("ERP") system. In December 2013, the Company retained SAP for software platform and implementation consulting services on the new ERP system. The Company's European operations, excluding Imago ScanSource, began utilizing the new ERP system during the third quarter of the current fiscal year. The Company's North America operations began utilizing the new ERP system during the first quarter of fiscal year 2016. The Company incurred $15.5 million and $13.2 million in the form of capital expenditures related to the ERP project, for the years ended June 30, 2015 and 2014, respectively. As of June 30, 2014, amounts in accrued expenses and other current liabilities related to capital expenditures totaled $3.0 million.

Pre-Acquisition Contingencies

During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed in the share purchase and sale agreement entered into with CDC. As part of the initial payment, the sellers placed $25.5 million into a special and exclusive bank account to be released according to the specifications of the Share Purchase and Sale Agreement to provide for potential indemnification liabilities. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. During fiscal year 2012, the Company and former shareholders released $5.3 million from the escrow account for the settlement of a pre-acquisition contingency and $2.5 million to the sellers. The amount available after the impact of foreign currency

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

translation, as of June 30, 2015 and 2014 for future pre-acquisition contingency settlements or to be released to the sellers, was $8.4 million and $11.8 million, respectively.

The table below summarizes the balances and line item presentation of CDC's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2015	June 30, 2014
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$3,156	$5,023
Other assets (noncurrent)	$69	$1,221
Liabilities
Other current liabilities	$3,156	$5,023
Other long-term liabilities	$69	$1,221

The change in classification and amounts of the pre-acquisition contingencies is primarily due to foreign currency translation on a weaker Brazilian real against the U.S. dollar and the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2015 is estimated to range as high as $4.9 million at this time, of which all exposures are indemnifiable under the share purchase and sale agreement.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed in the share purchase agreement. As part of the initial payment, the sellers placed $3.8 million into a special and exclusive bank account to be released according to the specifications of the share purchase agreement to provide for potential indemnification liabilities. The amount available after the impact of foreign currency translation, as of June 30, 2015 for future pre-acquisition contingency settlements or to be released to the sellers, was $3.2 million.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

June 30, 2015
(in thousands)
Assets
Prepaid expenses and other assets (current)	$520
Other assets (noncurrent)	$10,769
Liabilities
Other current liabilities	$520
Other long-term liabilities	$10,769

The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2015 is estimated to range from $9.9 million to $25.8 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Sales:
Worldwide Barcode & Security	$1,912,352	$1,873,177	$1,828,219
Worldwide Communications & Services	1,306,274	1,040,457	1,048,745
	$3,218,626	$2,913,634	$2,876,964
Depreciation and amortization:
Worldwide Barcode & Security	$3,813	$4,243	$5,408
Worldwide Communications & Services	6,912	3,132	3,049
Corporate(1)	1,272	—	—
	$11,997	$7,375	$8,457
Operating income:
Worldwide Barcode & Security(2)	$48,612	$51,523	$34,665
Worldwide Communications & Services(3)	56,083	54,773	44,588
Corporate(4)	(3,254)	15,490	(28,210)
	$101,441	$121,786	$51,043
Capital expenditures:
Worldwide Barcode & Security	$733	$784	$446
Worldwide Communications & Services	1,448	316	973
Corporate	18,581	10,128	3,412
	$20,762	$11,228	$4,831
Sales by Geography Category:
North America	$2,391,073	$2,225,962	$2,196,986
International	871,862	733,744	737,241
Less intercompany sales	(44,309)	(46,072)	(57,263)
	$3,218,626	$2,913,634	$2,876,964

(1) For the year ended June 30, 2015, the amount shown above includes a depreciation on the Company's new ERP system.

(2) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $15.1 million for the goodwill impairment in Brazil
(see also Note 6).

(3) For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $5.4 million for the goodwill impairment in Europe
(see also Note 6).

(4) For the year ended June 30, 2015, the amount shown above includes acquisition costs of $3.3 million. For the year ended June 30, 2014, the amount shown above includes a legal recovery, net of attorney fees of $15.5 million. For the year ended June 30, 2013, the amount shown above includes a non-cash charge of $28.2 million for the impairment of the Microsoft Dynamics AX ERP project.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

	June 30, 2015	June 30, 2014
	(in thousands)
Assets:
Worldwide Barcode & Security	$664,380	$702,230
Worldwide Communications & Services	674,998	431,908
Corporate	137,563	200,986
	$1,476,941	$1,335,124
Property and equipment, net by Geography Category:
North America	$41,159	$28,673
International	5,415	3,150
	$46,574	$31,823

(15)	Restructuring Costs

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

(16)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(in thousands)
Currency translation adjustment	$(64,502)	$(16,700)	$(22,972)
Accumulated other comprehensive income (loss)	$(64,502)	$(16,700)	$(22,972)

The tax effect of amounts in comprehensive income reflect a tax expense of $2.4 million and a tax benefit of $0.3 million and $0.7 million for the years ended June 30, 2015, 2014, and 2013, respectively.

(17)	Related Party Transactions

During fiscal years 2013, the Company had sales of $2.5 million to companies affiliated with a member of management and a former minority shareholder of ScanSource Latin America’s Miami-based operations. This individual left the Company in April 2013. At June 30, 2015 and 2014, there were no sales to or accounts receivable from these companies.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015

(18)	Subsequent Events

On August 18, 2015, the Company announced the execution of a letter of intent to purchase the assets of KBZ, a leading Cisco video conferencing distributor in the United States. The KBZ acquisition is subject to certain closing conditions, including the entrance into a definitive purchase agreement and satisfactory completion of due diligence.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2015, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. However, businesses acquired during the current fiscal year, which include Imago Group plc on September 19, 2014 and Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A. (Network1") on January 13, 2015 have been excluded from managements' assessment on internal controls over financial reporting. These businesses' individual and collective pro forma results are immaterial the Company's consolidated financial statements. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.
The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2015, a definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in the Company’s 2015 Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporate by reference herein. The Proxy Statement will be filed with the SEC not later than 120 days after June 30, 2015.

ITEM 11.	Executive Compensation.

The information regarding executive and director compensation set forth in the Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 of the Form 10-K will be included in the Company’s 2015 Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporated by reference here in. The Proxy Statement will be filed with the SEC not later than 120 days after June 30, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of the Form 10-K will be included in the Company’s 2015 Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporated by reference here in. The Proxy Statement will be filed with the SEC not later than 120 days after June 30, 2015.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the headings "Proposal Three – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services" and "Proposal Three – Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures" in the Company’s 2015 Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after June 30, 2015.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements. For a list of the financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" on included herein.
(a)(2) Financial Statement Schedules. See Schedule II – "Valuation and Qualifying Accounts," which appears below.
(a)(3) Exhibits. The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2013	$24,405	10,333	(11,377)	2,118	$25,479
Trade and current note receivable allowance					$25,479
Year ended June 30, 2014	$25,479	6,573	(8,100)	2,305	$26,257
Trade and current note receivable allowance					$26,257
Year ended June 30, 2015	$26,257	993	(8,288)	13,627	$32,589
Trade and current note receivable allowance					$32,589

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)
"Other" amounts include recoveries and the effect of foreign currency fluctuations. The amount in 2015 includes $3.9 million of recoveries, $1.1 million of accounts receivable reserves acquired with Imago Group plc on September 19, 2014, and $12.8 million of accounts receivable reserves acquired with Network 1 on January 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 27, 2015

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 27, 2015
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 27, 2015
Michael L. Baur	(principal executive officer)

/s/ CHARLES A. MATHIS	Executive Vice President and Chief Financial Officer	August 27, 2015
Charles A. Mathis	(principal financial officer)

/s/ GERALD LYONS	Senior Vice President of Finance and Principal Accounting Officer	August 27, 2015
Gerald Lyons	(principal accounting officer)

/s/ PETER C. BROWNING	Director	August 27, 2015
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 27, 2015
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 27, 2015
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 27, 2015
Charles R. Whitchurch

Exhibit Index
Exhibit Number	Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement by and among ScanSource DO Brasil Participacoes LTDA as Buyer, Alexandre Machado De Campos Conde, Marcelo Duarte Hirsch, Gustavo Conde, Rosania De Souza Possebom, Juliane Possebom, Daniele Possebom, Gabriela Possebom, Adolar Nardes Junior and Caio Vinicius Domingos Nardes as Sellers; and CDC Brasil S.A., formerly called CDC Brasil Distribuidora LTDA, AECO Participacoes LTDA, Rhouse Participacoes LTDA and Nardes Administracao LTDA (as Agreeing Parties) dated April 7, 2011		8-K		2.1	4/15/2011
2.2	Letter Agreement between Registrant and Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K		10.1	8/15/2014
2.3	Share Purchase and Sale Agreement between and among CDC Brasil Distribuidora de Technologias Especiais LTDA and Global Data Network LLP, Rafael Nassar Paloni, Joao Ricardo de Toledo, and Walter Haddad Uzum as Sellers dated January 8, 2015		10-Q	12/31/2014	2.1	2/3/2015
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment Amending the Amended and Restated Articles of Incorporation of the Registrant		10-Q	12/31/2004	3.1	2/3/2005
3.2	Amended and Restated Bylaws of the Registrant, effective May 6, 2014		10-Q	3/31/2014	3.2	5/7/2014
4.1	Form of Common Stock Certificate		SB-2		4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	1997 Stock Incentive Plan, as amended, of the Registrant and Form of Stock Option Agreement		10-K	6/30/1999	10.13	9/28/1999
10.2	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	9/30/2012	10.4	11/2/2012
10.3	Form of Restricted Stock Award (for ScanSource, Inc. Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	3/31/2011	10.3	5/6/2011
10.4	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	9/30/2012	10.5	11/2/2012
10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K		10.1	12/7/2009
10.6	ScanSource, Inc. 2013 Long-Term Incentive Plan		S-8	12/2/2013	99	12/5/2013
10.7	ScanSource, Inc. Employee Stock Purchase Plan		S-8	12/4/2013	99	12/5/2013
10.8	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.2	2/4/2011
10.9	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	12/31/2010	10.3	2/4/2011

10.10	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q	12/31/2010	10.4	2/4/2011
10.11	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q	12/31/2010	10.5	2/4/2011
10.12	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	12/31/2008	10.1	2/4/2009
10.13	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	12/31/2008	10.2	2/4/2009
10.14	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	12/31/2008	10.3	2/4/2009
10.15	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.2	12/7/2009
10.16	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.3	12/7/2009
10.17	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.4	12/7/2009
10.18	Founder's Supplemental Executive Retirement Plan Agreement	10-Q	3/31/2011	10.2	5/6/2011
10.19	Amended and Restated Employment Agreement, effective as of June 25, 2014, between the Registrant and Michael L. Baur	10-K	6/30/2014	10.19	8/28/2014
10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, between the Registrant and Andrea D. Meade	10-K	6/30/2011	10.21	8/29/2011
10.21	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, between the Registrant and Andrea D. Meade	10-K	6/30/2013	10.25	8/26/2013
10.22	Amended and Restated Employment Agreement, dated June 25, 2014, between the Registrant and John J. Ellsworth	10-K	6/30/2014	10.22	8/28/2014
10.23	Amended and Restated Employment Agreement, dated June 25, 2014, between the Registrant and Charles A. Mathis	10-K	6/30/2014	10.23	8/28/2014
10.24	Amended and Restated Employment Agreement, dated June 25, 2014, between the Registrant and Gerald Lyons	10-K	6/30/2014	10.24	8/28/2014
10.25	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012	10-K	6/30/2012	10.31	8/24/2012
10.26	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011	10-K	6/30/2011	10.27	8/29/2011
10.27	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	12/31/2013	10.1	2/6/2014

10.28	Form of Director Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	12/31/2013	10.2	2/6/2014
10.29	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	12/31/2013	10.3	2/6/2014
10.30	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	12/31/2013	10.4	2/6/2014
10.31	Independent Contractor Agreement entered into on December 2, 2013 between ScanSource, Inc. and Andrea Meade on behalf of Brentwood Road Ventures, LLC	10-Q	12/31/2013	10.5	2/6/2014
10.32	Other Stock Based Award Agreement for John J. Ellsworth dated August 26, 2014	10-K	6/30/2014	10.32	8/28/2014
10.33	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	6/30/2014	10.33	8/28/2014
10.34	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	6/30/2014	10.34	8/28/2014
10.35	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2015	10-Q	12/31/2014	10.1	2/3/2015
	Bank Agreements
10.36	Amended and Restated Credit Agreement entered into on October 11, 2011, among ScanSource, Inc., the Subsidiary Borrowers party thereto, J.P. Morgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions signatory thereto	10-Q	9/30/2011	10.1	11/4/2011
10.37	Amendment No. 1 dated as of November 6, 2013, to the Amended and Restated Credit Agreement, dated October 11, 2011 among ScanSource, Inc., the subsidiary borrowers thereto, the lender parties thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K		10.1	11/8/2013
	Other Agreements
10.38+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.	10-K	6/30/2007	10.26	8/29/2007
10.39+	US Avaya Contract with ScanSource, Inc.	10-K	6/30/2010	10.39	8/26/2010
10.40+	Amendment to Distribution Agreement with Avaya.	10-K	6/30/2013	10.37	8/26/2013
10.41+	Addendum to Distributor Agreement with Avaya.	10-K/A	6/30/2013	10.38	1/31/2014
10.42+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.	10-K	6/30/2010	10.40	8/26/2010
10.43+	Letter Agreement with US Motorola	10-K	6/30/2010	10.41	8/26/2010
10.44+	Distribution Agreement with US Motorola	10-Q	3/31/2014	10.1	5/7/2014
10.45+	Distribution Agreement with Symbol Technologies, Inc.	10-Q/A	3/31/2014	10.1	10/24/2014
10.46+	Distributor Agreement Addendum between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst	10-Q	3/31/2015	10.1	5/5/2015

10.47+	Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective March 16, 2015		10-Q	3/31/2015	10.2	5/5/2015
16.1	Letter from Ernst & Young LLP, dated January 6, 2014		8-K		16.1	1/7/2014
18.1	Preferability letter re change in accounting policy related to goodwill		10-Q	3/31/2014	18.1	5/7/2014
21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014, (ii) the Consolidated Income Statements for the years ended June 30, 2015, June 30, 2014 and June 30, 2013, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2015, June 30, 2014 and June 30, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2015, June 30, 2014 and June 30, 2013, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text
X

+
Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.