Form 10-Q
period 2015-09-30
SCANSOURCE INC
filed 2015-11-04
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended September 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, no par value per share	26,764,496 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2015

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995, should be evaluated in the context of these factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$41,239	$121,646
Accounts receivable, less allowance of $31,149 at September 30, 2015 and $32,589 at June 30, 2015	588,008	522,532
Inventories	588,195	553,063
Prepaid expenses and other current assets	69,602	46,917
Deferred income taxes	19,787	20,556
Total current assets	1,306,831	1,264,714
Property and equipment, net	45,461	46,574
Goodwill	83,251	66,509
Net identifiable intangible assets	57,459	46,272
Other non-current assets	50,265	52,872
Total assets	$1,543,267	$1,476,941
Liabilities and Shareholders’ Equity
Current liabilities:
Current debt	$1,700	$2,860
Accounts payable	516,146	501,329
Accrued expenses and other current liabilities	87,747	81,000
Current portion of contingent consideration	15,456	9,391
Income taxes payable	11,190	4,180
Total current liabilities	632,239	598,760
Deferred income taxes	3,559	3,773
Long-term debt	5,769	5,966
Borrowings under revolving credit facility	87,000	—
Long-term portion of contingent consideration	13,601	24,569
Other long-term liabilities	36,406	34,888
Total liabilities	778,574	667,956
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 27,078,077 and 28,214,153 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	116,849	157,172
Retained earnings	732,311	716,315
Accumulated other comprehensive income (loss)	(84,467)	(64,502)
Total shareholders’ equity	764,693	808,985
Total liabilities and shareholders’ equity	$1,543,267	$1,476,941

June 30, 2015 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2015	2014
Net sales	$870,829	$791,720
Cost of goods sold	783,277	714,075
Gross profit	87,552	77,645
Selling, general and administrative expenses	61,547	48,155
Change in fair value of contingent consideration	1,564	513
Operating income	24,441	28,977
Interest expense	281	190
Interest income	(942)	(835)
Other (income) expense, net	680	386
Income before income taxes	24,422	29,236
Provision for income taxes	8,426	10,028
Net income	$15,996	$19,208
Per share data:
Net income per common share, basic	$0.58	$0.67
Weighted-average shares outstanding, basic	27,702	28,544

Net income per common share, diluted	$0.57	$0.67
Weighted-average shares outstanding, diluted	27,929	28,794

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2015	2014
Net income	$15,996	$19,208
Foreign currency translation adjustment	(19,965)	(13,243)
Comprehensive income (loss)	$(3,969)	$5,965

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,996	$19,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,938	1,897
Amortization of debt issuance costs	74	74
Provision for doubtful accounts	517	(2,071)
Share-based compensation	1,528	1,409
Deferred income taxes	(680)	(885)
Excess tax benefits from share-based payment arrangements	(27)	(70)
Change in fair value of contingent consideration	1,564	513
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,436)	(22,523)
Inventories	(31,184)	14,530
Prepaid expenses and other assets	(16,289)	(2,718)
Other non-current assets	(1,134)	307
Accounts payable	(22,410)	(11,961)
Accrued expenses and other liabilities	(1,482)	(3,474)
Income taxes payable	7,300	6,462
Net cash provided by (used in) operating activities	(57,725)	698
Cash flows from investing activities:
Capital expenditures	(433)	(7,319)
Cash paid for business acquisitions, net of cash acquired	(61,475)	(35,516)
Net cash provided by (used in) investing activities	(61,908)	(42,835)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	—	(4,609)
Borrowings on revolving credit	236,055	—
Repayments on revolving credit	(149,055)	—
Repayments on long-term debt	(617)	—
Repayments on capital lease obligation	(61)	(81)
Contingent consideration payments	—	(5,529)
Exercise of stock options	97	205
Repurchase of common stock	(41,949)	—
Excess tax benefits from share-based payment arrangements	27	70
Net cash provided by (used in) financing activities	44,497	(9,944)
Effect of exchange rate changes on cash and cash equivalents	(5,271)	(2,907)
Increase (decrease) in cash and cash equivalents	(80,407)	(54,988)
Cash and cash equivalents at beginning of period	121,646	194,851
Cash and cash equivalents at end of period	$41,239	$139,863

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added solutions for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode, Security and 3D Printing through its Worldwide Barcode & Security segment and video, voice, and network solutions through its Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its distribution centers located in Mississippi, Virginia and California; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2015 and June 30, 2015, the results of operations for the quarters ended September 30, 2015 and 2014, the statements of comprehensive income for the quarters ended September 30, 2015 and 2014 and the statements of cash flows for the three months ended September 30, 2015 and 2014. The results of operations for the quarters ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2015 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $76.7 million and $62.9 million are included in accounts payable as of September 30, 2015 and June 30, 2015, respectively.

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

	Quarter ended
	September 30,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net Income	$15,996	$19,208
Denominator:
Weighted-average shares, basic	27,702	28,544
Dilutive effect of share-based payments	227	250
Weighted-average shares, diluted	27,929	28,794

Net income per common share, basic	$0.58	$0.67
Net income per common share, diluted	$0.57	$0.67

For the quarter ended September 30, 2015, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 587,728. For the quarter ended September 30, 2014, there were 227,720 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Foreign currency translation adjustment	$(84,467)	$(64,502)
Accumulated other comprehensive income (loss)	$(84,467)	$(64,502)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended September 30,
	2015	2014
	(in thousands)
Tax expense (benefit)	$3,195	$914

(4) Acquisitions
Imago

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added distributor of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource joined the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added distributor of video, voice, and networking solutions for resellers in Europe.

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

Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results individually or in aggregate with other acquisitions during the relative fiscal year. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill and identifiable intangible assets. The purchase price allocated to goodwill and identifiable intangible assets as of the acquisition date is as follows:

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

Under the share purchase and sale agreement, the Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus four additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") for the periods ending June 30, 2015 through June 30, 2018. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration.

Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results individually or in aggregate with other acquisitions during the relative fiscal year. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. As of the date of this report, initial purchase accounting for the business combination, which includes valuation of indefinite-lived intangible assets and certain tangible assets, has not been finalized; therefore, purchase price allocation estimates presented are subject to change. Please see Note 8, Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration and Note 10, Commitments and Contingencies for further information regarding pre-acquisition contingencies and related indemnification receivables related to this acquisition.

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Network1	$22,584	$23,258

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.

KBZ

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc. ("KBZ"), a Cisco Authorized Distributor specializing in video conferencing, services, and cloud. KBZ joins the Company's Worldwide Barcode and Security operating segment. This acquisition supports the Company's strategy to be the leading value-added distributor of specialty technology products and solutions. The results of operations of KBZ have been included in the consolidated results from the date of acquisition.

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in net $61.5 million cash paid for KBZ.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Due to the proximity of the acquisition date to the end of the quarter, the valuation of tangible assets, identifiable intangible assets, and goodwill is still in process at the date of this filing, therefore, estimates provided are subject to change. Pro forma results of operations have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. An estimate of the purchase price allocation is as follows:

September 4, 2015
(in thousands)
Cash	$3,122
Receivables, net	62,610
Inventory	11,086
Other Current Assets	9,744
Property and equipment, net	686
Goodwill	21,718
Identifiable intangible assets	18,500
Other non-current assets	992
128,458
Accounts payable	47,895
Accrued expenses and other current liabilities	14,214
Other long-term liabilities	1,752
Consideration transferred	64,597
$128,458

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2015, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2015	$15,535	$50,974	$66,509
Additions	21,718	—	21,718
Foreign currency translation adjustment	(659)	(4,317)	(4,976)
Balance as of September 30, 2015	$36,594	$46,657	$83,251

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2015. These balances are included in net identifiable intangible assets in the Condensed Consolidated Balance Sheets.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2015	$46,272
Additions	18,500
Amortization expense	(2,185)
Foreign currency translation adjustment	(5,128)
Balance as of September 30, 2015	$57,459

Intangible asset balances include trade names, customer relationships, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has multi-currency invoice discounting credit facilities secured by the subsidiary’s assets for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at September 30, 2015 and June 30, 2015.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiaries in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended September 30, 2015 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended September 30, 2015 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of September 30, 2015. There was $87.0 million and $0.0 million outstanding on the revolving credit facility at September 30, 2015 and June 30, 2015, respectively.

The average daily balance during the three month period ended September 30, 2015 and 2014 was $30.7 million and $0.0 million, respectively. There was $213 million and $300 million available for additional borrowings as of September 30, 2015 and June 30, 2015, respectively. There were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of September 30, 2015, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of September 30, 2015 and June 30, 2015 and is included in long-term debt. The interest rate at September 30, 2015 and June 30, 2015 was 1.05% and 1.03%, respectively.

Network1 held a term loan agreement, denominated in U.S. dollars, with Banco Safra to provide funding for working capital needs. The loan was secured by accounts receivable of the subsidiary. The term loan matured on September 21, 2015 and was paid in full. The terms of this loan provided for quarterly payments and bore interest at 3.6% per annum. The loan possessed a cross-currency swap contract which bore interest at a base rate equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus a spread of 2.75% per annum. The CDI interest rate at June 30, 2015 was approximately 13.6%. The outstanding balance as of September 30, 2015 and June 30, 2015 was $0.0 million and $0.7 million, respectively.

Network1 has multiple term loan agreements, denominated in Brazilian reais, with Banco Bradesco, to provide funding for working capital needs. The agreements are collectively secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loans mature on May 9, 2016. The terms of the loans provide for bi-annual payments of varying amounts and bear interest at 11.48% per annum. As of September 30, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of September 30, 2015 was $1.4 million, all of which is classified as current. The outstanding balance as of June 30, 2015 was $1.8 million.

Network1 holds a term loan agreement, denominated in the Brazilian real, with Banco do Brasil to provide funding for working capital needs. The loan is secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loan matures on October 28, 2017. The terms of this loan provide for monthly payments and bear interest at 12.08% per annum. As of September 30, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of September 30, 2015 was $0.7 million, of which $0.3 million is classified as current. The outstanding balance as of June 30, 2015 was $0.9 million.

Debt Issuance Costs

As of September 30, 2015, net debt issuance costs associated with the credit facility and bonds totaled $1.0 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso and Chilean peso. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $72.0 million and $80.6 million for the exchange of foreign currencies as of September 30, 2015 and June 30, 2015, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2015	2014
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(1,702)	$(1,414)
Net foreign currency transactional and re-measurement (gains) losses	2,529	1,862
Net foreign currency (gains) losses	$827	$448

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, British pound versus the euro, and other currencies versus the U.S. dollar.

Cross Currency Swaps – Through the acquisition of Network1, the Company has borrowings denominated in foreign currencies that have primarily been hedged into the functional currency of the respective borrowing entity using cross currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross currency debt instruments are recognized as adjustments to other income and expense in the Condensed Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense in the Condensed Consolidated Income Statements, which totaled less than $0.1 million during the quarter ended September 30, 2015. The fair value of the swaps was a receivable of $0.0 million and $0.1 million as of September 30, 2015 and June 30, 2015, respectively, and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The outstanding swaps were settled and the related borrowings were paid in full during the quarter ended September 30, 2015.

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of September 30, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$71
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$676

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts, cross currency swap agreements and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil"), Imago ScanSource and Network1. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are either indexed to a variable rate using the market approach (Level 2 criteria) or the fixed rate applied approximates the variable rate published as of September 30, 2015.

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$16,688	$16,688	$—	$—
Forward foreign currency exchange contracts	71	—	71	—
Cross currency swap agreements	—	—	—	—
Total assets at fair value	$16,759	$16,688	$71	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$16,688	$16,688	$—	$—
Forward foreign currency exchange contracts	676	—	676	—
Liability for contingent consideration, current and non-current portion	29,057	—	—	29,057
Total liabilities at fair value	$46,421	$16,688	$676	$29,057

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,970	$15,970	$—	$—
Forward foreign currency exchange contracts	125	—	125	—
Cross currency swap agreements	103	—	103	—
Total assets at fair value	$16,198	$15,970	$228	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,970	$15,970	$—	$—
Forward foreign currency exchange contracts	476	—	476	—
Liability for contingent consideration, current and non-current portion	33,960	—	—	33,960
Total liabilities at fair value	$50,406	$15,970	$476	$33,960

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

Derivative instruments, such as foreign currency forward contracts and cross currency swap agreements are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). See Note 7 - Derivatives and Hedging Activities. Foreign currency contracts and cross currency swap agreements are classified in the consolidated balance sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

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

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago ScanSource and Network1 earnouts for the quarter ended September 30, 2015:

	Contingent consideration for the quarter ended
	September 30, 2015
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$5,109	$28,851	$33,960
Change in fair value of contingent consideration	126	1,438	1,564
Foreign currency translation adjustment	(1,121)	(5,346)	(6,467)
Fair value at end of period	$4,114	$24,943	$29,057

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC earnout for the quarter ended September 30, 2014:

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

Barcode and Security Segment

The fair value of the liability for the contingent consideration related to CDC recognized at September 30, 2015 was $4.1 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.1 million for the quarter ended September 30, 2015. The change this quarter is driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. The liability for the contingent consideration recognized related to CDC is undiscounted, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at September 30, 2015 was $5.6 million of which $2.8 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.3 million for the quarter ended September 30, 2015. The change for this quarter is largely driven by the recurring amortization of the unrecognized fair value discount and better than expected results. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $5.3 million and $6.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

The fair value of the liability for the contingent consideration related to Network1 recognized at September 30, 2015 was $19.4 million of which $8.6 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $1.1 million for the quarter ended September 30, 2015. The change for this quarter is largely driven by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $26.0 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

(9) Segment Information

The Company is a leading global provider of technology products and solutions, providing value-added sales to resellers in specialty technology markets. The Company has two reportable segments, based on product and service type.

Worldwide Barcode & Security Segment

The Barcode & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), electronic physical security, and 3D printing technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Communications & Services segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, and these business units offer voice, video conferencing, wireless, data networking and converged communications solutions in North America, Latin America, and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, including education, healthcare, and government. ScanSource Services Group delivers value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help resellers develop a new technology practice, or to extend their capability and reach.
In October 2015, we implemented changes to our reporting structure that moved a portion of our networking business from the Communications & Services segment to the Barcode & Security segment. Starting with the second quarter of fiscal year 2016, we will reclassify prior period results for each of these business segments to provide comparable information.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2015	2014
	(in thousands)
Sales:
Worldwide Barcode & Security	$515,669	$500,960
Worldwide Communications & Services	355,160	290,760
	$870,829	$791,720
Depreciation and amortization:
Worldwide Barcode & Security	$1,026	$1,080
Worldwide Communications & Services	2,191	817
Corporate (1)	721	—
	$3,938	$1,897
Operating income:
Worldwide Barcode & Security	$13,082	$12,541
Worldwide Communications & Services	11,579	17,786
Corporate (2)	(220)	(1,350)
	$24,441	$28,977
Capital expenditures:
Worldwide Barcode & Security	$124	$86
Worldwide Communications & Services	253	3
Corporate	56	7,230
	$433	$7,319
Sales by Geography Category:
North America	$650,998	$606,646
International	228,898	195,929
Less intercompany sales	(9,067)	(10,855)
	$870,829	$791,720

(1) For the quarter ended September 30, 2015, the amount shown includes depreciation on the Company's new ERP system.
(2) For the quarters ended September 30, 2015 and 2014, the amount shown includes acquisition costs.

	September 30, 2015	June 30, 2015
	(in thousands)
Assets:
Worldwide Barcode & Security	$812,857	$664,380
Worldwide Communications & Services	660,579	674,998
Corporate	69,831	137,563
	$1,543,267	$1,476,941
Property and equipment, net by Geography Category:
North America	$40,763	$41,159
International	4,698	5,415
	$45,461	$46,574

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

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed or claimed against future earnout payments in the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of September 30, 2015:

	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,465	$406
Other non-current assets	$54	$8,410
Liabilities
Accrued expenses and other current liabilities	$2,465	$406
Other long-term liabilities	$54	$8,410

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of June 30, 2015:

	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$3,156	$520
Other non-current assets	$69	$10,769
Liabilities
Accrued expenses and other current liabilities	$3,156	$520
Other long-term liabilities	$69	$10,769

Changes in these contingent liabilities and receivables from June 30, 2015 are primarily driven by foreign currency translation.

(11) Income Taxes
The Company had approximately $1.3 million of total gross unrecognized tax benefits as of September 30, 2015 and June 30, 2015. Of this total at September 30, 2015, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2015, the Company had approximately $1.2 million accrued for interest and penalties.

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
In prior years, financial results in Europe have generated pre-tax losses, primarily due to our European Communications business. Financial results in Belgium for the quarter ended September 30, 2015 produced pre-tax income of approximately $0.9 million. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions for over 300 technology manufacturers and sell to approximately 36,000 resellers in the following specialty technology markets: POS and Barcode, Networking, Security, 3D Printing, and Communications.

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

On October 1, 2015, we branded ScanSource Security as ScanSource Networking and Security to carry all our networking and security vendors.  These changes moved some business operations from our Communications & Services segment to our Barcode & Security segment.  Starting with the second quarter of fiscal year 2016, we will reclassify prior period results to provide comparable information.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its distribution centers located in Mississippi, Virginia and California; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe principally from distribution centers in Belgium, France, Germany and the United Kingdom.

The Company distributes products for many of its key vendors in all of its geographic markets; however, certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Elo, Epson, Honeywell, Ingenico, NCR, Toshiba Global Commerce Solutions, Verifone and Zebra Technologies. The Company's key vendors for security technologies include Arecont, Axis, Bosch, Cisco, Datacard, Exacq Technologies, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include Aruba, AudioCodes, Avaya, Cisco, Dialogic, Jabra, Mitel, Plantronics, Polycom, ShoreTel and Spectralink.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc., a Cisco Authorized Distributor specializing in video conferencing, services, and cloud. KBZ joins the Company's Worldwide Barcode and Security operating segment. This acquisition supports the Company's strategy to be the leading value-added distributor of specialty technology products and solutions.

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

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added distributor of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource is a part of the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added distributor of specialty technology solutions for resellers in Europe.

During fiscal year 2014, the Barcode & Security segment added 3D printing solutions as a product offering targeting the manufacturing, healthcare, aerospace, and automotive markets. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

We implemented a new ERP system in our European operations (excluding Imago ScanSource) and North American operations in February 2015 and July 2015, respectively. We intend to implement the new ERP system in additional geographical operations.

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

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP net income, non-GAAP EPS, return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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
Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended September 30, 2015				Quarter ended September 30, 2014
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands)
GAAP Measures	$24,441	$24,422	$15,996	$0.57	$28,977	$29,236	$19,208	$0.67
Adjustments:
Amortization of intangible assets	2,185	2,185	1,597	0.06	992	992	660	0.02
Change in fair value of contingent consideration	1,564	1,564	1,080	0.04	513	513	341	0.01
Acquisition costs	220	220	220	0.01	1,350	1,350	1,350	0.05
Non-GAAP measures	$28,410	$28,391	$18,893	$0.68	$31,832	$32,091	$21,559	$0.75
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended September 30, 2015 and 2014, respectively:

	Quarter ended September 30,
	2015	2014
Return on invested capital ratio, annualized(a)	14.6%	16.2%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2015	2014
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$15,996	$19,208
Plus: interest expense	281	190
Plus: income taxes	8,426	10,028
Plus: depreciation and amortization	3,938	1,897
EBITDA (non-GAAP)	28,641	31,323
Plus: Change in fair value of contingent consideration	1,564	513
Plus: Acquisition costs	220	1,350
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$30,425	$33,186

	Quarter ended September 30,
	2015	2014
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$808,985	$802,643
Equity – end of the quarter	764,693	810,265
Add: Change in fair value of contingent consideration, net of tax	1,080	341
Add: Acquisition costs, net of tax (a)	220	1,350
Average equity	787,489	807,300
Average funded debt (b)	39,124	6,205
Invested capital (denominator for ROIC) (non-GAAP)	$826,613	$813,505

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Net Sales
The Company has two reportable segments. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended September 30, 2015 and 2014, respectively:

	Quarter ended September 30,
Net Sales by Segment:	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$515,669	$500,960	$14,709	2.9%
Worldwide Communications & Services	355,160	290,760	64,400	22.1%
Total net sales	$870,829	$791,720	$79,109	10.0%

Worldwide Barcode & Security

The Barcode & Security segment consists of sales to technology resellers in North America, Europe, and Latin America. Sales for the Barcode & Security segment increased $14.7 million compared to the prior year quarter. On a constant currency basis, net sales for the Barcode & Security segment increased $49.0 million, which represents a 9.8% increase compared to the prior year quarter. The increase in Barcode & Security sales for the current quarter as compared to the prior year is primarily due to the inclusion of KBZ sales for a portion of the quarter, which we acquired in September 2015. This increase was partially offset by a negative impact on sales from our international business units due to foreign currency fluctuations.

Worldwide Communications & Services
The Communications & Services segment consists of sales to technology resellers in North America, Europe and Latin America. Sales for the Communications & Services segment increased $64.4 million compared to the prior year quarter. On a constant currency basis, net sales for the Communications & Services segment increased $67.3 million, which represents a 23.1% increase compared to the prior year quarter. The increase in Communications & Services sales for the current quarter compared to the prior year is primarily due to the inclusion of a full quarter of Imago ScanSource and Network1 sales, which we acquired in September 2014 and January 2015, respectively.

	Quarter ended September 30,
Net Sales by Geography:	2015	2014	$ Change	% Change
	(in thousands)
North America (U.S. and Canada)	$641,931	$595,791	$46,140	7.7%
International	228,898	195,929	32,969	16.8%
Total net sales	$870,829	$791,720	$79,109	10.0%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended September 30, 2015 and 2014, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$44,693	$43,021	$1,672	3.9%	8.7%	8.6%
Worldwide Communications & Services	42,859	34,624	8,235	23.8%	12.1%	11.9%
Gross profit	$87,552	$77,645	$9,907	12.8%	10.1%	9.8%

Worldwide Barcode & Security

Gross profit dollars increased and gross profit margin remained relatively flat for the Barcode & Security segment for the quarter ended September 30, 2015, compared to the prior year quarter. The increase in gross profit dollars is primarily due to the inclusion of gross profit from KBZ partially offset by changes in foreign currency translation of our European and Brazilian operations.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars increased and gross profit margin remained relatively flat for the quarter ended September 30, 2015, compared to the prior year quarter. The increase in gross profit dollars is primarily due to increased sales volume, directly attributable to results from acquisitions.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2015 and 2014, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expenses	$61,547	$48,155	$13,392	27.8%	7.1%	6.1%
Change in fair value of contingent consideration	1,564	513	1,051	204.9%	0.2%	0.1%
Operating expenses	$63,111	$48,668	$14,443	29.7%	7.2%	6.1%

Selling, general and administrative expenses ("SG&A") increased $13.4 million for the quarter ended September 30, 2015. The increase in SG&A compared to the prior year quarter is primarily due to additional SG&A for the recent acquisitions, employee-related expenses, and increased bad debt expense. The Company had a credit for bad debt expense in the prior year quarter due to improved collections and accounts receivable agings at the time.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC, Imago ScanSource and Network1 as a separate line item in operating expenses. In the current quarter, we have recorded fair value adjustment losses of $1.6 million. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount and changes in actual results.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2015 and 2014, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$13,082	$12,541	$541	4.3%	2.5%	2.5%
Worldwide Communications & Services	11,579	17,786	(6,207)	(34.9)%	3.3%	6.1%
Corporate	(220)	(1,350)	1,130	nm*	nm*	nm*
Operating income	$24,441	$28,977	$(4,536)	(15.7)%	2.8%	3.7%
*nm - percentages are not meaningful

Worldwide Barcode & Security

For the Barcode & Security segment, operating income increased, yet operating margin remained consistent for the quarter ended September 30, 2015 compared to the prior year quarter. The increase in operating income was largely due to increased sales volume, partially offset by increased employee-related operating expenses and increased bad debt expense.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter ended September 30, 2015 compared to the prior year quarter, primarily due to an increase in employee-related operating expenses, which are a result of the new employees gained through acquisitions and increased bad debt expense, partially offset by increased sales volume as a result of acquisitions.

Corporate

Corporate incurred a $0.2 million and $1.4 million expense relating to acquisition costs incurred during the quarters ended September 30, 2015 and 2014, respectively.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters ended September 30, 2015 and 2014, respectively:

	Quarter ended September 30,				% of Net Sales September 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$281	$190	$91	47.9%	0.0%	0.0%
Interest income	(942)	(835)	(107)	12.8%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	827	448	379	84.6%	0.1%	0.1%
Other, net	(147)	(62)	(85)	137.1%	(0.0)%	(0.0)%
Total other (income) expense, net	$19	$(259)	$278	(107.3)%	0.0%	(0.0)%

Interest expense reflects interest incurred on borrowings and cross currency swap agreements, non-utilization fees from the Company's revolving credit facility and amortization of debt issuance costs in the quarter ended September 30, 2015.

Interest income for the quarter ended September 30, 2015 was $0.9 million and includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. For the quarter ended September 30, 2015, the Company's net foreign exchange losses increased over the prior year from significant changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Provision for Income Taxes

For the quarter ended September 30, 2015, income tax expense was $8.4 million reflecting an effective tax rate of 34.5%. The effective tax rate for the quarter ended September 30, 2014 was 34.3%. The increase in the effective tax rate from the prior year quarter is primarily due to a change in the geographical mix of income. Our estimated annual effective tax rate range for the full fiscal year is 34% to 35%.

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

Our cash and cash equivalents balance totaled $41.2 million at September 30, 2015, compared to $121.6 million at June 30, 2015, including $29.2 million and $43.4 million held outside of the United States at September 30, 2015 and June 30, 2015, respectively. The decrease in cash and cash equivalents is primarily from cash used in the purchase of KBZ, cash used for working capital, and cash used for buying back shares. Checks released but not yet cleared in the amounts of $76.7 million and $62.9 million are included in accounts payable as of September 30, 2015 and June 30, 2015, respectively.

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

Our net investment in working capital at September 30, 2015 was $674.6 million compared to $666.0 million at June 30, 2015 and $683.3 million at September 30, 2014. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Three months ended
Cash provided by (used in):	September 30, 2015	September 30, 2014
Operating activities	$(57,725)	$698
Investing activities	(61,908)	(42,835)
Financing activities	44,497	(9,944)
Effect of exchange rate change on cash and cash equivalents	(5,271)	(2,907)
Increase (decrease) in cash and cash equivalents	$(80,407)	$(54,988)

Net cash used in operating activities was $57.7 million for the three months ended September 30, 2015, decreasing $58.4 million from the same period in the prior year. Decreased operating cash flow for the three months ended September 30, 2015, which excludes the impact of the assets and liabilities initially acquired with KBZ, is primarily attributable increases in inventory and prepaid expenses and decreases in account payable.

The number of days sales outstanding ("DSO") was 56 days excluding the impact of KBZ at September 30, 2015, compared to 55 days at both June 30, 2015 and September 30, 2014. Inventory turned 5.3 times excluding the impact of KBZ during the first quarter of fiscal year 2016 versus 5.9 and 5.7 times in the sequential and prior year quarters, respectively. During the three months ended September 30, 2015, we purchased additional inventory in order to not disrupt our customers and vendors during our SAP implementation in North America.

Cash used in investing activities for the three months ended September 30, 2015 was $61.9 million, compared to $42.8 million used in the prior year period. Cash used in investing activities for the three months ended September 30, 2015 primarily represents the cash used to acquire KBZ. Cash used in investing activities for the three months ended September 30, 2014 represents cash used to acquire Imago ScanSource and capital expenditures for the Company's new ERP system.

Management expects capital spending for fiscal year 2016 to range from $9 million to $11 million primarily for facilities expansions and IT investments.

For the three months ended September 30, 2015, cash provided by financing activities totaled to $44.5 million compared to cash used in financing activities of $9.9 million in the prior year period. The increase in cash generated by financing activities was primarily from the net borrowings on the Company' s revolving line of credit, partially offset by cash used by the Company to repurchase its common stock pursuant to its announced share repurchase plan.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Since the inception of the program through September 30, 2015, the Company has repurchased 1.6 million shares for approximately $60.7 million, of which $41.9 million was repurchased during the three months ended September 30, 2015.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of September 30, 2015.

There was $87.0 million and $0.0 million in outstanding borrowings on our $300 million revolving credit facility as of September 30, 2015 and June 30, 2015, respectively.

On a gross basis, we borrowed $236.1 million and repaid $149.1 million on our Revolving Credit Facility in the three months ended September 30, 2015. In the prior year period, we had no borrowing and repayments. The average daily balance during the three month period ended September 30, 2015 and 2014 was $30.7 million and $0.0 million, respectively. There were no standby letters of credits issued and outstanding on the revolving credit facility and there was $213 million available for additional borrowings as of September 30, 2015.

Imago ScanSource, a new subsidiary of the Company, has multi-currency invoice discounting credit facilities secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom and France. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.1 million, €4.1 million, and $0.7 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at September 30, 2015.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to the share purchase and sale agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made four payments to the former shareholders. As of September 30, 2015, we have $4.1 million recorded for the continuing earnout obligation, all of which is classified as current. The future earnout payment will be funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the share purchase agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. As of September 30, 2015, we have $5.6 million recorded for the earnout obligation, of which $2.8 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”), pursuant to the Share Purchase and Sale Agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus four additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") for the periods ending June 30, 2015 through June 30, 2018. The Company acquired $4.8 million of cash in connection with the acquisition, resulting in $24.3 million net cash paid for Network1. As of September 30, 2015, $19.4 million is recorded for the earnout obligation, of which $8.6 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc. Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in net $61.5 million cash paid for KBZ.

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

There have been no material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K, filed on August 27, 2015.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2015 for a complete listing of our significant accounting policies.

Goodwill

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 7 of the Company's 2015 Annual Report on Form 10-K under Critical Accounting Policies, we performed our annual goodwill impairment test as of April 30, 2015 and determined that no goodwill impairment charge was necessary.

We monitor results of these reporting units on a quarterly basis, as not meeting estimated expectations or changes to the projected future results of their operations could result in a future impairment of goodwill for these reporting entities. Based on current projected future results, we do not believe that a goodwill impairment exists.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary invoice discounting facilities for the quarter ended September 30, 2015 would have resulted in less than a $0.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At September 30, 2015, the Company had $5.4 million in variable rate long term debt outstanding with no interest rate swaps in place. During the quarter ended September 30, 2015, the Company settled cross currency swaps related to fixed rate debt acquired from Network1 and repaid the related outstanding debt. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily British pounds, euros, Mexican pesos, Brazilian reais and Canadian dollars. At September 30, 2015, the fair value of the Company’s currency forward contracts outstanding was a net payable of $0.6 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015. During the quarter ended September 30, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2015, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2014, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years. During the quarter ended September 30, 2015, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2015 through July 31, 2015	316,738	$37.50	316,738	$89,354,059
August 1, 2015 through August 31, 2015	394,944	$36.37	394,944	$74,989,947
September 1, 2015 through September 30, 2015	437,421	$35.91	437,421	$59,283,524
Total	1,149,103	$36.51	1,149,103	$59,283,524

Item 6.	Exhibits

Exhibit Number	Description

10.1	Expiration of Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective November 16, 2015.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015; (ii) the Condensed Consolidated Income Statement for the quarter ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 4, 2015	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	November 4, 2015	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 4, 2015	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Expiration of Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective November 16, 2015.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015; (ii) the Condensed Consolidated Income Statement for the quarter ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) the Notes to the Condensed Consolidated Financial Statements.