Form 10-Q
period 2015-12-31
SCANSOURCE INC
filed 2016-02-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2016
Common Stock, no par value per share	26,215,134 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$39,438	$121,646
Accounts receivable, less allowance of $31,967 at December 31, 2015 and $32,589 at June 30, 2015	588,443	522,532
Inventories	604,093	553,063
Prepaid expenses and other current assets	62,563	46,917
Deferred income taxes	19,152	20,556
Total current assets	1,313,689	1,264,714
Property and equipment, net	46,642	46,574
Goodwill	83,313	66,509
Net identifiable intangible assets	54,765	46,272
Other non-current assets	50,721	52,872
Total assets	$1,549,130	$1,476,941
Liabilities and Shareholders’ Equity
Current liabilities:
Current debt	$705	$2,860
Accounts payable	512,034	501,329
Accrued expenses and other current liabilities	98,683	81,000
Current portion of contingent consideration	12,605	9,391
Income taxes payable	2,287	4,180
Total current liabilities	626,314	598,760
Deferred income taxes	3,354	3,773
Long-term debt	5,429	5,966
Borrowings under revolving credit facility	108,989	—
Long-term portion of contingent consideration	11,395	24,569
Other long-term liabilities	38,855	34,888
Total liabilities	794,336	667,956
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 26,421,059 and 28,214,153 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	89,284	157,172
Retained earnings	752,967	716,315
Accumulated other comprehensive income (loss)	(87,457)	(64,502)
Total shareholders’ equity	754,794	808,985
Total liabilities and shareholders’ equity	$1,549,130	$1,476,941

June 30, 2015 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$993,522	$807,019	$1,864,350	$1,598,738
Cost of goods sold	892,889	728,908	1,676,166	1,442,981
Gross profit	100,633	78,111	188,184	155,757
Selling, general and administrative expenses	66,965	51,658	128,510	99,813
Change in fair value of contingent consideration	1,816	463	3,381	976
Operating income	31,852	25,990	56,293	54,968
Interest expense	709	207	990	397
Interest income	(767)	(492)	(1,709)	(1,327)
Other (income) expense, net	278	337	958	724
Income before income taxes	31,632	25,938	56,054	55,174
Provision for income taxes	10,976	9,117	19,402	19,145
Net income	$20,656	$16,821	$36,652	$36,029
Per share data:
Net income per common share, basic	$0.78	$0.59	$1.35	$1.26
Weighted-average shares outstanding, basic	26,648	28,579	27,175	28,562

Net income per common share, diluted	$0.77	$0.58	$1.34	$1.25
Weighted-average shares outstanding, diluted	26,902	28,831	27,427	28,813

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$20,656	$16,821	$36,652	$36,029
Foreign currency translation adjustment	(2,990)	(10,059)	(22,955)	(23,302)
Comprehensive income (loss)	$17,666	$6,762	$13,697	$12,727

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$36,652	$36,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,289	4,340
Amortization of debt issuance costs	148	148
Provision for doubtful accounts	2,222	(1,581)
Share-based compensation	3,255	2,921
Deferred income taxes	1,845	548
Excess tax benefits from share-based payment arrangements	(101)	(260)
Change in fair value of contingent consideration	3,381	976
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,424)	(20,985)
Inventories	(49,148)	(14,214)
Prepaid expenses and other assets	(9,699)	1,448
Other non-current assets	(3,902)	(407)
Accounts payable	(24,748)	(11,173)
Accrued expenses and other liabilities	12,287	(1,009)
Income taxes payable	(1,517)	(6,444)
Net cash provided by (used in) operating activities	(40,460)	(9,663)
Cash flows from investing activities:
Capital expenditures	(3,466)	(13,783)
Cash paid for business acquisitions, net of cash acquired	(61,475)	(35,516)
Net cash provided by (used in) investing activities	(64,941)	(49,299)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	—	(4,609)
Borrowings on revolving credit	667,908	—
Repayments on revolving credit	(558,919)	—
Repayments on long-term debt	(2,019)	—
Repayments on capital lease obligation	(122)	(141)
Contingent consideration payments	(7,286)	(5,529)
Exercise of stock options	678	249
Repurchase of common stock	(71,587)	—
Excess tax benefits from share-based payment arrangements	101	260
Net cash provided by (used in) financing activities	28,754	(9,770)
Effect of exchange rate changes on cash and cash equivalents	(5,561)	(4,606)
Increase (decrease) in cash and cash equivalents	(82,208)	(73,338)
Cash and cash equivalents at beginning of period	121,646	194,851
Cash and cash equivalents at end of period	$39,438	$121,513

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added solutions for technology manufacturers and sell to resellers in specialty technology markets through its Worldwide Barcode & Security segment and Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its distribution centers located in Mississippi and Virginia; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2015 and June 30, 2015, the results of operations for the quarters and six months ended December 31, 2015 and 2014, the statements of comprehensive income for the quarters and six months ended December 31, 2015 and 2014 and the statements of cash flows for the six months ended December 31, 2015 and 2014. The results of operations for the quarters and six months ended December 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2015 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $85.0 million and $62.9 million are included in accounts payable as of December 31, 2015 and June 30, 2015, respectively.

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

In December 2015, the FASB issued final guidance requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. In addition, companies will also be required to classify valuation allowances on deferred taxes as noncurrent. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net Income	$20,656	$16,821	$36,652	$36,029
Denominator:
Weighted-average shares, basic	26,648	28,579	27,175	28,562
Dilutive effect of share-based payments	254	252	252	251
Weighted-average shares, diluted	26,902	28,831	27,427	28,813

Net income per common share, basic	$0.78	$0.59	$1.35	$1.26
Net income per common share, diluted	$0.77	$0.58	$1.34	$1.25

For the quarter and six months ended December 31, 2015, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 488,087 and 457,087, respectively. For the quarter and six months ended December 31, 2014, there were 319,508 and 273,549 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Foreign currency translation adjustment	$(87,457)	$(64,502)
Accumulated other comprehensive income (loss)	$(87,457)	$(64,502)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six Months ended December 31,
	2015	2014	2015	2014
	(in thousands)
Tax expense (benefit)	$(207)	$373	$2,987	$1,286

(4) Acquisitions
Imago

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added provider of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource joined the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added provider of video, voice, and networking solutions for resellers in Europe.

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

Network1

On January 13, 2015, the Company acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1”) from the Network1 shareholders. Network1, is a Brazilian value-added provider of communications equipment and services and joined the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added provider of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

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

During the second quarter of fiscal year 2016, the Company finalized the purchase accounting for the Network1 acquisition. The company elected to record all purchase accounting adjustments in fiscal year 2016 as opposed to the retrospective application set forth in ASC 805. Management has determined that retrospective application is immaterial to the users of the financial statements.

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Network1	$23,158	$23,182

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.

KBZ

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc. ("KBZ"), a Cisco Authorized Provider specializing in video conferencing, services, and cloud. KBZ joined the Company's Worldwide Barcode and Security operating segment. This acquisition supports the Company's strategy to be the leading value-added provider of specialty technology products and solutions. The results of operations of KBZ have been included in the consolidated results from the date of acquisition.

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in net $61.5 million cash paid for KBZ.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. As of the date of this report, the finalization of purchase accounting for the business combination is incomplete, therefore, the estimates provided are subject to change. Pro forma results of operations have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. An estimate of the purchase price allocation is as follows:

September 4, 2015
(in thousands)
Cash	$3,122
Receivables, net	62,842
Inventory	11,130
Other Current Assets	9,512
Property and equipment, net	686
Goodwill	21,649
Identifiable intangible assets	18,500
Other non-current assets	992
$128,433
Accounts payable	$47,895
Accrued expenses and other current liabilities	14,189
Other long-term liabilities	1,752
Consideration transferred	64,597
$128,433

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2015, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment		Total
	(in thousands)
Balance as of June 30, 2015	$15,535	$50,974		$66,509
Additions	21,649	622	[1]	22,271
Foreign currency translation adjustment	(734)	(4,733)		(5,467)
Balance as of December 31, 2015	$36,450	$46,863		$83,313
1 The Company finalized the purchase accounting for the Network1 acquisition during the quarter ended December 31, 2015, which resulted in an increased value assumed for goodwill as compared to June 30, 2015.

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2015. These balances are included in net identifiable intangible assets in the Condensed Consolidated Balance Sheets.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2015	$46,272
Additions	18,500
Reductions[2]	(76)
Amortization expense	(4,730)
Foreign currency translation adjustment	(5,201)
Balance as of December 31, 2015	$54,765
2 The Company finalized the purchase accounting for the Network1 acquisition during the quarter ended December 31, 2015 and made reductions in the values assumed for net identifiable intangible assets.

Intangible asset balances include trade names, customer relationships, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has a multi-currency invoice discounting credit facility secured by the subsidiary’s assets for its operations based in the United Kingdom. The invoice discounting facility allows for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.2 million, €0.5 million, and $0.2 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at December 31, 2015 and June 30, 2015.

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that matures on November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiaries in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended December 31, 2015 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended December 31, 2015 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of December 31, 2015. There was $109.0 million and $0.0 million outstanding on the revolving credit facility at December 31, 2015 and June 30, 2015, respectively.

The average daily balance during the six month period ended December 31, 2015 and 2014 was $70.5 million and $0.0 million, respectively. There was $191 million and $300 million available for additional borrowings as of December 31, 2015 and June 30, 2015, respectively. There were no letters of credit issued under the revolving credit facility.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of December 31, 2015, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of December 31, 2015 and June 30, 2015 and is included in long-term debt. The interest rate at December 31, 2015 and June 30, 2015 was 1.09% and 1.03%, respectively.

Network1 has multiple term loan agreements, denominated in Brazilian reais, with Banco Bradesco, to provide funding for working capital needs. The agreements are collectively secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loans mature on May 9, 2016. The terms of the loans provide for bi-annual payments of varying amounts and bear interest at 11.48% per annum. As of December 31, 2015, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of December 31, 2015 and June 30, 2015 was $0.7 million and $1.8 million, respectively, all of which is classified as current.

Network1 held a term loan agreement, denominated in U.S. dollars, with Banco Safra to provide funding for working capital needs. The loan was secured by accounts receivable of the subsidiary. The term loan matured on September 21, 2015 and was paid in full. The terms of this loan provided for quarterly payments and bore interest at 3.6% per annum. The loan possessed a cross-currency swap contract which bore interest at a base rate equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus a spread of 2.75% per annum. The CDI interest rate at June 30, 2015 was approximately 13.6%. The outstanding balance as of December 31, 2015 and June 30, 2015 was $0.0 million and $0.7 million, respectively.

Network1 held a term loan agreement, denominated in the Brazilian real, with Banco do Brasil to provide funding for working capital needs. The loan was secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loan was scheduled to mature on October 28, 2017. The terms of this loan provided for monthly payments and bear interest at 12.08% per annum. During the quarter ended December 31, 2015, the Company repaid the loan in full in advance of its maturity date. The outstanding balance as of December 31, 2015 was $0.0 million. The outstanding balance as of June 30, 2015 was $0.9 million, of which $0.4 million was classified as current.

Debt Issuance Costs

As of December 31, 2015, net debt issuance costs associated with the credit facility and bonds totaled $0.9 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Chilean peso and Colombian peso. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $83.7 million and $80.6 million for the exchange of foreign currencies as of December 31, 2015 and June 30, 2015, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(598)	$(2,072)	$(2,300)	$(3,486)
Net foreign currency transactional and re-measurement (gains) losses	1,026	2,604	3,555	4,466
Net foreign currency (gains) losses	$428	$532	$1,255	$980

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

Cross Currency Swaps – Through the acquisition of Network1, the Company has borrowings denominated in foreign currencies that have primarily been hedged into the functional currency of the respective borrowing entity using cross currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involve the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross currency debt instruments is recognized as an adjustment to other income and expense in the Condensed Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense in the Condensed Consolidated Income Statements. The fair value of the swaps was a receivable $0.1 million as of June 30, 2015 and was included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The outstanding swaps were settled and the related borrowings were paid in full during the quarter ended September 30, 2015.

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of December 31, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$396
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$973

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts, cross currency swap agreements and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil"), Imago ScanSource and Network1. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are either indexed to a variable rate using the market approach (Level 2 criteria) or the fixed rate applied approximates the variable rate published as of December 31, 2015.

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$17,556	$17,556	$—	$—
Forward foreign currency exchange contracts	396	—	396	—
Total assets at fair value	$17,952	$17,556	$396	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$17,556	$17,556	$—	$—
Forward foreign currency exchange contracts	973	—	973	—
Liability for contingent consideration, current and non-current portion	24,000	—	—	24,000
Total liabilities at fair value	$42,529	$17,556	$973	$24,000

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

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago ScanSource and Network1 earnouts for the quarter and six months ended December 31, 2015:

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2015			December 31, 2015
	Barcode & Security Segment	Communications & Services Segment	Total	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$4,114	$24,943	$29,057	$5,109	$28,851	$33,960
Payments	(3,133)	(4,153)	(7,286)	(3,133)	(4,153)	(7,286)
Change in fair value of contingent consideration	—	1,816	1,816	126	3,255	3,381
Foreign currency translation adjustment	175	238	413	(946)	(5,109)	(6,055)
Fair value at end of period	$1,156	$22,844	$24,000	$1,156	$22,844	$24,000

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

Barcode and Security Segment

The fair value of the liability for the contingent consideration related to CDC recognized at December 31, 2015 was $1.2 million, all of which is classified as current. The remaining liability is based on financial results through June 30, 2015 and is undiscounted as of December 31, 2015, therefore, no change in the fair value of the contingent consideration is recognized in the Condensed Consolidated Income Statements for the quarter ended December 31, 2015. For the six month period ended December 31, 2015, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $0.1 million. Volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven moderate changes in the translation of this Brazilian real denominated liability. The liability for the contingent consideration recognized is based on the Company's best estimate of the final balance due to the previous owners of CDC per guidance in the Share Purchase and Sale Agreement.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at December 31, 2015 was $2.9 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed expense of $0.3 million and $0.7 million for the quarter and six months ended December 31, 2015. The change for the quarter and six month period is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected results. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $2.8 million and $3.3 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

The fair value of the liability for the contingent consideration related to Network1 recognized at December 31, 2015 was $19.9 million, of which $8.5 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed expense of $1.5 million and $2.6 million for the quarter and six months ended December 31, 2015. The change for the quarter and six month period is largely driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results, partially offset by an increased discount rate. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $26.3 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

(9) Segment Information

The Company is a leading global provider of technology products and solutions, providing value-added sales to resellers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

In October 2015, we implemented changes to our reporting structure that moved a portion of our networking business from the Communications & Services segment to the Barcode & Security segment. We have reclassified prior period results for each of these business segments to provide comparable information.
Worldwide Barcode & Security Segment

The Barcode & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe, the ScanSource Networking and Security business unit in North America and KBZ in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Communications & Services segment focuses on communications technologies and services. We have business units within this segment for sales and merchandising functions, and these business units offer voice, video conferencing, wireless, data networking and converged communications solutions in North America, Latin America, and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, including education, healthcare, and government. Our teams deliver value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help resellers develop a new technology practice, or to extend their capability and reach.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands)
Sales:
Worldwide Barcode & Security	$689,530	$547,171	$1,263,199	$1,095,943
Worldwide Communications & Services	303,992	259,848	601,151	502,795
	$993,522	$807,019	$1,864,350	$1,598,738
Depreciation and amortization:
Worldwide Barcode & Security	$1,520	$996	$2,546	$2,076
Worldwide Communications & Services	2,112	1,447	4,302	2,264
Corporate	719	—	1,441	—
	$4,351	$2,443	$8,289	$4,340
Operating income:
Worldwide Barcode & Security	$19,000	$13,269	$32,814	$26,807
Worldwide Communications & Services	12,912	14,195	23,761	30,985
Corporate	(60)	(1,474)	(282)	(2,824)
	$31,852	$25,990	$56,293	$54,968
Capital expenditures:
Worldwide Barcode & Security	$1,657	$91	$1,780	$177
Worldwide Communications & Services	1,376	299	1,630	302
Corporate	—	6,074	56	13,304
	$3,033	$6,464	$3,466	$13,783
Sales by Geography Category:
United States	$745,898	$599,025	$1,396,895	$1,205,670
International	257,880	219,951	486,778	415,880
Less intercompany sales	(10,256)	(11,957)	(19,323)	(22,812)
	$993,522	$807,019	$1,864,350	$1,598,738

	December 31, 2015	June 30, 2015
	(in thousands)
Assets:
Worldwide Barcode & Security	$816,957	$740,020
Worldwide Communications & Services	541,879	599,358
Corporate	190,294	137,563
	$1,549,130	$1,476,941
Property and equipment, net by Geography Category:
United States	$42,048	$41,159
International	4,594	5,415
	$46,642	$46,574

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

The Company is in the process of completing several capital projects for fiscal year 2016 that will result in significant cash commitments. Total capital expenditures are expected to range from $10 million to $15 million primarily for facilities expansions and IT investments.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed or claimed against future earnout payments in the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of December 31, 2015:

	December 31, 2015
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,508	$413
Other non-current assets	$55	$8,557
Liabilities
Accrued expenses and other current liabilities	$2,508	$413
Other long-term liabilities	$55	$8,557

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of June 30, 2015:

	June 30, 2015
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$3,156	$520
Other non-current assets	$69	$10,769
Liabilities
Accrued expenses and other current liabilities	$3,156	$520
Other long-term liabilities	$69	$10,769

Changes in these contingent liabilities and receivables from June 30, 2015 are primarily driven by foreign currency translation.

(11) Income Taxes
The Company had approximately $1.8 million and $1.3 million of total gross unrecognized tax benefits as of December 31, 2015 and June 30, 2015, respectively. Of this total at December 31, 2015, approximately $1.2 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015, the Company had approximately $1.2 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items during the period. During the current period a discrete amount of $0.3 million was recorded which is primarily attributable to a change in recognition of tax positions taken on prior year returns.

The Company’s effective tax rate of 34.6% for the six months ended December 31, 2015 differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.
In prior years, financial results in Europe have generated pre-tax losses, primarily due to our European Communications business. Financial results in Belgium for the quarter and six months ended December 31, 2015 produced pre-tax income of approximately $0.3 million and $1.2 million, respectively. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions for over 300 technology manufacturers and sell to approximately 33,000 resellers in the following specialty technology markets: POS and Barcode, Networking, Security, 3D Printing, and Communications.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president. The two segments are Worldwide Barcode & Security, which includes ScanSource POS and Barcode, ScanSource Networking and Security business units and KBZ and Worldwide Communications & Services, which encompasses ScanSource Catalyst and ScanSource Communications business units. The reporting segments of Worldwide Barcode & Security and Worldwide Communications & Services give the Company the ability to leverage its size and experience to deliver more value to our vendor and reseller partners in its existing markets.

On October 1, 2015, we branded ScanSource Security as ScanSource Networking and Security to build on the growing demand for networking solutions.  With these changes and the acquisition of KBZ, we moved some business operations from our Communications & Services segment to our Barcode & Security segment.  We have reclassified prior period results to provide comparable information.

The Company operates in the United States, Canada, Latin America and Europe. The Company distributes to the United States and Canada from its distribution centers located in Mississippi and Virginia; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe principally from distribution centers in Belgium, France, Germany and the United Kingdom.

The Company distributes products for many of its key vendors in all of its geographic markets; however, certain vendors only allow distribution to specific geographies. The Company's key vendors in barcode technologies include Bematech, Cisco, Datalogic, Elo, Epson, Honeywell, Ingenico, NCR, Toshiba Global Commerce Solutions, Verifone and Zebra Technologies. The Company's key vendors for networking and security technologies include Arecont, Aruba, Axis, Bosch, Cisco, Datacard, Exacq Technologies, HID, March Networks, Panasonic, Ruckus Wireless, Samsung, Sony and Zebra Card. The Company's key vendors in communications technologies include AudioCodes, Avaya, Cisco, Dialogic, Jabra, Mitel, Plantronics, Polycom, ShoreTel and Spectralink.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc., a Cisco Authorized Distributor specializing in video conferencing, services, and cloud. KBZ joined the Company's Worldwide Barcode and Security operating segment. This acquisition supports the Company's strategy to be the leading value-added provider of specialty technology products and solutions.

On January 13, 2015, the Company acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1"). Network1 is a Brazilian value-added provider of communications equipment and services and joined the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added provider of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added provider of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource is a part of the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added provider of specialty technology solutions for resellers in Europe.

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
Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended December 31, 2015				Quarter ended December 31, 2014
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands)
GAAP Measures	$31,852	$31,632	$20,656	$0.77	$25,990	$25,938	$16,821	$0.58
Adjustments:
Amortization of intangible assets	2,545	2,545	1,732	0.06	1,443	1,443	1,025	0.04
Change in fair value of contingent consideration	1,816	1,816	1,244	0.05	463	463	346	0.01
Acquisition costs	60	60	60	—	1,474	1,474	1,474	0.05
Non-GAAP measures	$36,273	$36,053	$23,692	$0.88	$29,370	$29,318	$19,666	$0.68
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended December 31, 2015 and 2014, respectively:

	Quarter ended December 31,
	2015	2014
Return on invested capital ratio, annualized(a)	17.5%	14.8%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2015	2014
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$20,656	$16,821
Plus: interest expense	709	207
Plus: income taxes	10,976	9,117
Plus: depreciation and amortization	4,351	2,443
EBITDA (non-GAAP)	36,692	28,588
Plus: Change in fair value of contingent consideration	1,816	463
Plus: Acquisition costs	60	1,474
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$38,568	$30,525

	Quarter ended December 31,
	2015	2014
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$764,693	$810,265
Equity – end of the quarter	754,794	818,748
Add: Change in fair value of contingent consideration, net of tax	1,244	346
Add: Acquisition costs, net of tax (a)	60	1,474
Average equity	760,396	815,417
Average funded debt (b)	117,421	5,429
Invested capital (denominator for ROIC) (non-GAAP)	$877,817	$820,846

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

Results of Operations
Currency

We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the weighted-average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar using the comparable weighted-average foreign exchange rates from the prior year period. This information is provided to view financial results without the translation impact of fluctuations in foreign currency rates, thereby enhancing comparability between reporting periods.

Net Sales
The Company has two reportable segments. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended December 31, 2015 and 2014, respectively. Prior period results have been reclassified in the current year to account for the movement of certain business operations from the Worldwide Communications & Services segment to the Worldwide Barcode & Security segment.

	Quarter ended December 31,
Net Sales by Segment:	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$689,530	$547,171	$142,359	26.0%
Worldwide Communications & Services	303,992	259,848	44,144	17.0%
Total net sales	$993,522	$807,019	$186,503	23.1%

	Six Months ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,263,199	$1,095,943	$167,256	15.3%
Worldwide Communications & Services	601,151	502,795	98,356	19.6%
Total net sales	$1,864,350	$1,598,738	$265,612	16.6%

On a constant currency basis and excluding acquisitions, consolidated net sales for the Company increased $41.5 million and $59.2 million, which represents a 5.1% and 3.7% increase compared to the prior year quarter and six month period, respectively.

Worldwide Barcode & Security

The Barcode & Security segment consists of sales to technology resellers in North America, Europe, and Latin America. Sales for the Barcode & Security segment increased $142.4 million and $167.3 million compared to the prior year quarter and six month period, respectively, primarily due to the inclusion of sales from acquisitions in the amount of $131.5 million and $166.1 million for the quarter and six months ended December 31, 2015. Excluding the foreign exchange negative impact of $31.9 million and $66.8 million and sales from acquisitions of $131.5 million and $166.1 million for the current quarter and six month period, adjusted net sales for the Barcode & Security segment increased $42.8 million and $68.0 million, which represents an 7.8% and 6.2% increase compared to the prior year quarter and six month period, respectively. The increase in adjusted net sales is largely due to sales growth in our POS and Barcode products within all geographies except Europe.

Worldwide Communications & Services
The Communications & Services segment consists of sales to technology resellers in North America, Europe and Latin America. Sales for the Communications & Services segment increased $44.1 million and $98.4 million compared to the prior year quarter and six month period, respectively, primarily due to the inclusion of sales from acquisitions in the amount of $49.0 million and $118.9 million for the quarter and six months ended December 31, 2015. Excluding the foreign exchange negative impact of $3.5 million and $7.1 million and sales from acquisitions of $49.0 million and $118.9 million for the current quarter and six month period, adjusted net sales for the Communications & Services segment decreased $1.4 million and $8.8 million, which represents a 0.5% and 1.8% decrease, respectively. The decrease in adjusted net sales is largely due lower sales volume in North America.

	Quarter ended December 31,
Net Sales by Geography:	2015	2014	$ Change	% Change
	(in thousands)
United States	$735,642	$587,068	$148,574	25.3%
International	$257,880	$219,951	37,929	17.2%
Total net sales	$993,522	$807,019	$186,503	23.1%

	Six Months ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
United States	$1,377,572	$1,182,858	$194,714	16.5%
International	486,778	415,880	70,898	17.0%
Total net sales	$1,864,350	$1,598,738	$265,612	16.6%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended December 31, 2015 and 2014, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$57,687	$43,618	$14,069	32.3%	8.4%	8.0%
Worldwide Communications & Services	42,946	34,493	8,453	24.5%	14.1%	13.3%
Gross profit	$100,633	$78,111	$22,522	28.8%	10.1%	9.7%

	Six Months ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$105,734	$89,361	$16,373	18.3%	8.4%	8.2%
Worldwide Communications & Services	82,450	66,396	16,054	24.2%	13.7%	13.2%
Gross profit	$188,184	$155,757	$32,427	20.8%	10.1%	9.7%

Worldwide Barcode & Security

Gross profit dollars and gross profit margin increased for the Barcode & Security segment for the quarter and six months ended December 31, 2015, compared to the prior year. The increase in gross profit dollars and margin is primarily due to higher sales volume and improved vendor program recognition.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars and gross profit margin increased for the quarter and six months ended December 31, 2015, compared to the prior year. The increase in gross profit dollars and margin is primarily due to increased sales volume from acquisitions and higher vendor program recognition.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2015 and 2014, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expenses	$66,965	$51,658	$15,307	29.6%	6.7%	6.4%
Change in fair value of contingent consideration	1,816	463	1,353	292.2%	0.2%	0.1%
Operating expenses	$68,781	$52,121	$16,660	32.0%	6.9%	6.5%

	Six Months ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expenses	$128,510	$99,813	$28,697	28.8%	6.9%	6.2%
Change in fair value of contingent consideration	3,381	976	2,405	246.4%	0.2%	0.1%
Operating expenses	$131,891	$100,789	$31,102	30.9%	7.1%	6.3%

Selling, general and administrative expenses ("SG&A") increased $15.3 million and $28.7 million for the quarter and six months ended December 31, 2015, respectively. The increase in SG&A for the quarter and six month period compared to the prior year is primarily due to increased employee-related expenses primarily from acquisitions, bad debt expense and amortization expense related to intangible assets acquired through acquisitions. During the prior year six month period, the Company had a credit for bad debt expense that did not recur in the current year.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC, Imago ScanSource and Network1 as a separate line item in operating expenses. We have recorded fair value adjustment losses of $1.8 million and $3.4 million for the quarter and six months ended December 31, 2015, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount and improvements in actual results.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2015 and 2014, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$19,000	$13,269	$5,731	43.2%	2.8%	2.4%
Worldwide Communications & Services	12,912	14,195	(1,283)	(9.0)%	4.2%	5.5%
Corporate	(60)	(1,474)	1,414	nm*	nm*	nm*
Operating income	$31,852	$25,990	$5,862	22.6%	3.2%	3.2%
*nm - percentages are not meaningful

	Six Months ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$32,814	$26,807	$6,007	22.4%	2.6%	2.4%
Worldwide Communications & Services	23,761	30,985	(7,224)	(23.3)%	4.0%	6.2%
Corporate	(282)	(2,824)	2,542	nm*	nm*	nm*
Operating income	$56,293	$54,968	$1,325	2.4%	3.0%	3.4%

Worldwide Barcode & Security

For the Barcode & Security segment, operating income increased and operating margin remained relatively consistent for the quarter and six months ended December 31, 2015 compared to the prior year quarter. The increase in operating income was primarily due to increased sales volume, partially offset by increased employee-related operating expenses and bad debt expense.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter and six months ended December 31, 2015 compared to the prior year quarter and six month period. The decrease in operating income and margin is primarily due to an increase in employee-related operating expenses and fair value adjustment losses generated on the contingent considerations, partially offset by higher gross margins.

Corporate

Corporate incurred a $0.1 million and $0.3 million expense relating to acquisition costs incurred during the quarter and six months ended December 31, 2015, compared to $1.5 million and $2.8 million of expense relating to acquisition costs for the quarter and six months ended December 31, 2014.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2015 and 2014, respectively:

	Quarter ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$709	$207	$502	242.5%	0.1%	0.0%
Interest income	(767)	(492)	(275)	55.9%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	428	532	(104)	(19.5)%	0.0%	0.1%
Other, net	(150)	(195)	45	(23.1)%	(0.0)%	(0.0)%
Total other (income) expense, net	$220	$52	$168	323.1%	0.0%	0.0%

	Six Months ended December 31,				% of Net Sales December 31,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$990	$397	$593	149.4%	0.1%	0.0%
Interest income	(1,709)	(1,327)	(382)	28.8%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	1,255	980	275	28.1%	0.1%	0.1%
Other, net	(297)	(256)	(41)	16.0%	(0.0)%	(0.0)%
Total other (income) expense, net	$239	$(206)	$445	(216.0)%	0.0%	(0.0)%

Interest expense is primarily derived from interest incurred on borrowings and amortization of debt issuance costs in the quarter and six months ended December 31, 2015. The increase in interest expense is largely due to the interest charged on the Company's borrowings on the revolving credit facility and Network1 borrowings in the current year, which we did not have in the prior year.

Interest income for the quarter and six months ended December 31, 2015 includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents. As a percentage of sales, interest income remained unchanged from the prior year.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. As a percentage of sales, the Company's net foreign exchange losses for the current year quarter and six month period approximate prior year. The Company's net foreign exchange losses are driven by changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Provision for Income Taxes

For the quarter and six months ended December 31, 2015, income tax expense was $11.0 million and $19.4 million reflecting an effective tax rate of 34.7% and 34.6%. The effective tax rate for the quarter and six months ended December 31, 2014 was 35.1% and 34.7%, respectively. The decrease in the effective tax rate from the prior year quarter is primarily due to a change in the geographical mix of income and a reduction in non-deductible acquisition expenses. For the six month period, the effective rate for the current year approximates the prior year's effective rate. Our estimated annual effective tax rate range for the full fiscal year is 34.5% to 35%.

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

Our cash and cash equivalents balance totaled $39.4 million at December 31, 2015, compared to $121.6 million at June 30, 2015, including $32.5 million and $43.4 million held outside of the United States at December 31, 2015 and June 30, 2015, respectively. The decrease in cash and cash equivalents is primarily from cash used to buy back shares, cash used in the purchase of KBZ and cash used for working capital, partially offset by cash provided by the revolving credit facility. Checks released but not yet cleared in the amounts of $85.0 million and $62.9 million are included in accounts payable as of December 31, 2015 and June 30, 2015, respectively.

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

Our net investment in working capital at December 31, 2015 was $687.4 million compared to $666.0 million at June 30, 2015 and $693.2 million at December 31, 2014. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Six months ended
Cash provided by (used in):	December 31, 2015	December 31, 2014
Operating activities	$(40,460)	$(9,663)
Investing activities	(64,941)	(49,299)
Financing activities	28,754	(9,770)
Effect of exchange rate change on cash and cash equivalents	(5,561)	(4,606)
Increase (decrease) in cash and cash equivalents	$(82,208)	$(73,338)

Net cash used in operating activities was $40.5 million for the six months ended December 31, 2015, compared to $9.7 million used in the prior year period. Cash used in operating activities for the six months ended December 31, 2015, is primarily attributable to increases in inventory and accounts receivable and decreases in accounts payable, excluding the impact of the initial balances acquired through the KBZ acquisition, partially offset by net income.

The number of days sales outstanding ("DSO") was 53 days at December 31, 2015, compared to 55 days at both June 30, 2015 and December 31, 2014. Inventory turned 6.0 times during the second quarter of fiscal year 2016 versus 5.5 and 5.8 times in the sequential and prior year quarters, respectively. During the six months ended December 31, 2015, we have maintained additional inventory levels in order to not disrupt our customers and vendors during our SAP implementation in North America, further we have executed strategic inventory purchases.

Cash used in investing activities for the six months ended December 31, 2015 was $64.9 million, compared to $49.3 million used in the prior year period. Cash used in investing activities for the six months ended December 31, 2015 primarily represents the cash used to acquire KBZ. Cash used in investing activities for the six months ended December 31, 2014 represents cash used to acquire Imago ScanSource and capital expenditures for the Company's new ERP system.

Management expects capital expenditures for fiscal year 2016 to range from $10 million to $15 million primarily for facilities expansions and IT investments.

For the six months ended December 31, 2015, cash provided by financing activities totaled to $28.8 million compared to cash used in financing activities of $9.8 million in the prior year period. The increase in cash generated by financing activities was primarily from the net borrowings on the Company' s revolving line of credit, partially offset by cash used by the Company to repurchase its common stock pursuant to its announced share repurchase plan.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Since the inception of the program through December 31, 2015, the Company has repurchased 2.4 million shares for approximately $90.4 million, of which $71.6 million was repurchased during the six months ended December 31, 2015.

The Company has a $300 million multi-currency senior secured revolving credit facility with JP Morgan Chase Bank, N.A, as administrative agent, and a syndicate of banks ("Amended Credit Agreement") that matures on November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of December 31, 2015.

There was $109.0 million and $0.0 million in outstanding borrowings on our $300 million revolving credit facility as of December 31, 2015 and June 30, 2015, respectively.

On a gross basis, we borrowed $667.9 million and repaid $558.9 million on our Revolving Credit Facility in the six months ended December 31, 2015. In the prior year period, we had no borrowing and repayments. The average daily balance during the six month period ended December 31, 2015 and 2014 was $70.5 million and $0.0 million, respectively. There were no standby letters of credits issued and outstanding on the revolving credit facility and there was $191 million available for additional borrowings as of December 31, 2015.

Imago ScanSource, a subsidiary of the Company, has a multi-currency invoice discounting credit facility secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom. The invoice discounting facility allows for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.2 million, €0.5 million, and $0.2 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at December 31, 2015.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to the share purchase and sale agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company has made four full payments and one partial payment to the former shareholders. As of December 31, 2015, we have $1.2 million recorded for the final earnout obligation, all of which is classified as current. The future final earnout payment will be funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the share purchase agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. The Company has made one payment to the former shareholders. As of December 31, 2015, we have $2.9 million recorded for the earnout obligation, all of which is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares Network1, pursuant to the share purchase and sale agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus four additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") for the periods ending June 30, 2015 through June 30, 2018. The Company acquired $4.8 million of cash in connection with the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration, of which $0.7 million is outstanding as of December 31, 2015. The Company has made one earnout payment to the former shareholders. As of December 31, 2015, $19.9 million is recorded for the earnout obligation, of which $8.5 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc. ("KBZ"). Under the asset purchase agreement, the Company acquired certain assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in net $61.5 million cash paid for KBZ.

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

In December 2015, the FASB issued final guidance requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. In addition, companies will also be required to classify valuation allowances on deferred taxes as noncurrent. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary invoice discounting facilities for the quarter ended December 31, 2015 would have resulted in less than a $0.3 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At December 31, 2015, the Company had $114.4 million in variable rate long term debt and borrowings under the revolving credit facility with no interest rate swaps in place. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos and Chilean dollars. At December 31, 2015, the fair value of the Company’s currency forward contracts outstanding was a net payable of $0.6 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015. During the quarter and six months ended December 31, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 21, 2014, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years. During the quarter ended December 31, 2015, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1, 2015 through October 31, 2015	313,799	$37.28	313,799	$47,585,237
November 1, 2015 through November 30, 2015	266,120	$37.82	266,120	$37,520,574
December 1, 2015 through December 31, 2015	221,121	$35.62	221,121	$29,645,281
Total	801,040	$37.00	801,040	$29,645,281

Item 6.	Exhibits

Exhibit Number	Description

10.1
Amendment No. 2, dated as of December 10, 2015, to the Amended and Restated Credit Agreement, dated October 11, 2011 among ScanSource, Inc., and the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2015).

10.2
Expiration of Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective November 16, 2015 (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report filed with the SEC on Form 10-Q on November 4, 2015).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015; (ii) the Condensed Consolidated Income Statement for the quarter ended and six months ended December 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended December 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 9, 2016	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	February 9, 2016	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 9, 2016	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1
Amendment No. 2, dated as of December 10, 2015, to the Amended and Restated Credit Agreement, dated October 11, 2011 among ScanSource, Inc., and the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2015).

10.2
Expiration of Payment Terms Offer to Distributor Agreement between Avaya Inc. and ScanSource, Inc. dba ScanSource Catalyst, effective November 16, 2015 (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report filed with the SEC on Form 10-Q on November 4, 2015).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015; (ii) the Condensed Consolidated Income Statement for the quarter ended and six months ended December 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended December 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; and (v) the Notes to the Condensed Consolidated Financial Statements.