Form 10-Q
period 2016-03-31
SCANSOURCE INC
filed 2016-05-10
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2016
Common Stock, no par value per share	25,663,707

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2016

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$40,849	$121,646
Accounts receivable, less allowance of $33,188 at March 31, 2016 and $32,589 at June 30, 2015	522,693	522,532
Inventories	568,247	553,063
Prepaid expenses and other current assets	54,249	46,917
Deferred income taxes	17,811	20,556
Total current assets	1,203,849	1,264,714
Property and equipment, net	50,076	46,574
Goodwill	90,912	66,509
Net identifiable intangible assets	53,064	46,272
Other non-current assets	41,560	52,872
Total assets	$1,439,461	$1,476,941
Liabilities and Shareholders’ Equity
Current liabilities:
Current debt	$774	$2,860
Accounts payable	431,913	501,329
Accrued expenses and other current liabilities	98,429	81,000
Current portion of contingent consideration	12,915	9,391
Income taxes payable	3,218	4,180
Total current liabilities	547,249	598,760
Deferred income taxes	3,403	3,773
Long-term debt	5,429	5,966
Borrowings under revolving credit facility	73,641	—
Long-term portion of contingent consideration	14,226	24,569
Other long-term liabilities	38,139	34,888
Total liabilities	682,087	667,956
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,659,867 and 28,214,153 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	67,534	157,172
Retained earnings	767,009	716,315
Accumulated other comprehensive income (loss)	(77,169)	(64,502)
Total shareholders’ equity	757,374	808,985
Total liabilities and shareholders’ equity	$1,439,461	$1,476,941

June 30, 2015 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$798,404	$763,203	$2,662,754	$2,361,941
Cost of goods sold	713,928	683,187	2,390,093	2,126,168
Gross profit	84,476	80,016	272,661	235,773
Selling, general and administrative expenses	61,690	58,235	190,202	158,047
Change in fair value of contingent consideration	1,139	285	4,520	1,262
Operating income	21,647	21,496	77,939	76,464
Interest expense	694	891	1,684	1,288
Interest income	(800)	(731)	(2,509)	(2,057)
Other (income) expense, net	400	1,515	1,357	2,238
Income before income taxes	21,353	19,821	77,407	74,995
Provision for income taxes	7,311	6,878	26,713	26,023
Net income	$14,042	$12,943	$50,694	$48,972
Per share data:
Net income per common share, basic	$0.54	$0.45	$1.90	$1.71
Weighted-average shares outstanding, basic	25,863	28,646	26,741	28,590

Net income per common share, diluted	$0.54	$0.45	$1.88	$1.70
Weighted-average shares outstanding, diluted	25,967	28,855	26,908	28,825

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$14,042	$12,943	$50,694	$48,972
Foreign currency translation adjustment	10,288	(31,899)	(12,667)	(55,201)
Comprehensive income (loss)	$24,330	$(18,956)	$38,027	$(6,229)

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$50,694	$48,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,570	8,050
Amortization of debt issuance costs	223	223
Provision for (recovery of) doubtful accounts	2,803	(2,120)
Share-based compensation	5,194	4,740
Deferred income taxes	7,248	4,910
Excess tax benefits from share-based payment arrangements	(101)	(260)
Change in fair value of contingent consideration	4,520	1,262
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	52,327	23,044
Inventories	(7,736)	23,759
Prepaid expenses and other assets	(312)	(140)
Other non-current assets	(1,571)	384
Accounts payable	(108,896)	(78,497)
Accrued expenses and other liabilities	8,005	(1,359)
Income taxes payable	(656)	(5,831)
Net cash provided by (used in) operating activities	24,312	27,137
Cash flows from investing activities:
Capital expenditures	(9,120)	(19,854)
Cash paid for business acquisitions, net of cash acquired	(61,475)	(59,740)
Net cash provided by (used in) investing activities	(70,595)	(79,594)
Cash flows from financing activities:
Borrowings (repayments) on short-term borrowings, net	—	(27,952)
Borrowings on revolving credit	1,058,720	93,579
Repayments on revolving credit	(985,079)	(93,579)
Repayments on long-term debt	(2,019)	(318)
Repayments on capital lease obligation	(162)	(201)
Contingent consideration payments	(7,286)	(5,640)
Exercise of stock options	3,816	379
Repurchase of common stock	(98,414)	(2,694)
Excess tax benefits from share-based payment arrangements	101	260
Net cash provided by (used in) financing activities	(30,323)	(36,166)
Effect of exchange rate changes on cash and cash equivalents	(4,191)	(12,650)
Increase (decrease) in cash and cash equivalents	(80,797)	(101,273)
Cash and cash equivalents at beginning of period	121,646	194,851
Cash and cash equivalents at end of period	$40,849	$93,578

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2016 and June 30, 2015, the results of operations for the quarters and nine months ended March 31, 2016 and 2015, the statements of comprehensive income for the quarters and nine months ended March 31, 2016 and 2015 and the statements of cash flows for the nine months ended March 31, 2016 and 2015. The results of operations for the quarters and nine months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2016 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance, disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $61.8 million and $62.9 million are included in accounts payable as of March 31, 2016 and June 30, 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

In December 2015, the FASB issued final guidance requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. In addition, companies will also be required to classify valuation allowances on deferred taxes as noncurrent. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is permitted. The guidance may be adopted on either a prospective or retrospective basis. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In February 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02,"Leases (Topic 842)" requiring lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" simplifying several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement, and will appropriately be classified as an operating activity. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net Income	$14,042	$12,943	$50,694	$48,972
Denominator:
Weighted-average shares, basic	25,863	28,646	26,741	28,590
Dilutive effect of share-based payments	104	209	167	235
Weighted-average shares, diluted	25,967	28,855	26,908	28,825

Net income per common share, basic	$0.54	$0.45	$1.90	$1.71
Net income per common share, diluted	$0.54	$0.45	$1.88	$1.70

For the quarter and nine months ended March 31, 2016, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 868,211 and 835,055, respectively. For the quarter and nine months ended March 31, 2015, there were 426,045 and 339,510 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2016	June 30, 2015
	(in thousands)
Foreign currency translation adjustment	$(77,169)	$(64,502)
Accumulated other comprehensive income (loss)	$(77,169)	$(64,502)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Tax expense (benefit)	$(1,264)	$1,090	$1,723	$2,376

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

During the second quarter of fiscal year 2016, the Company finalized the purchase accounting for the Network1 acquisition. The company elected to record all purchase accounting adjustments in fiscal year 2016 as opposed to the retrospective application guidance set forth in Accounting Standard Codification ("ASC") 805. Management has determined that retrospective application would be immaterial to the users of the consolidated financial statements. Further, during the third quarter of the fiscal year 2016, the Company identified an adjustment related to deferred taxes in association with the Network1 acquisition. The adjustment resulted in a reclassification of approximately $7.9 million from other non current assets to goodwill as of the opening balance sheet date. There was no impact to previously reported retained earnings, income from continuing operations, net income or earnings per share.

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Network1	$31,032	$23,182

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

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in $61.5 million net cash paid for KBZ.

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

September 4, 2015
(in thousands)
Cash	$3,122
Receivables, net	62,842
Inventory	11,130
Other Current Assets	10,303
Property and equipment, net	677
Goodwill	21,649
Identifiable intangible assets	18,400
Other non-current assets	1,399
$129,522
Accounts payable	$47,895
Accrued expenses and other current liabilities	14,863
Other long-term liabilities	2,167
Consideration transferred	64,597
$129,522

Intangible assets acquired include trade names, customer relationships, and non-compete agreements.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2016, by reporting segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment		Total
	(in thousands)
Balance as of June 30, 2015	$15,535	$50,974		$66,509
Additions	21,649	8,496	[1]	30,145
Foreign currency translation adjustment	(682)	(5,060)		(5,742)
Balance as of March 31, 2016	$36,502	$54,410		$90,912
1 The Company finalized the purchase accounting for the Network1 acquisition during the quarter ended December 31, 2015 and subsequently identified an additional correction in the quarter ended March 31, 2016, which resulted in an increased value assumed for goodwill as compared to June 30, 2015.

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2016.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2015	$46,272
Additions	18,400
Reductions[2]	(76)
Amortization expense	(7,237)
Foreign currency translation adjustment	(4,295)
Balance as of March 31, 2016	$53,064
2 The Company finalized the purchase accounting for the Network1 acquisition during the quarter ended December 31, 2015 and made reductions in the values assumed for net identifiable intangible assets.

Intangible asset balances include trade names, customer relationships, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has a multi-currency invoice discounting credit facility secured by the subsidiary’s assets for its operations based in the United Kingdom. The invoice discounting facility allows for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.2 million, €0.5 million, and $0.2 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at March 31, 2016 and June 30, 2015.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiaries in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended March 31, 2016 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended March 31, 2016 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of March 31, 2016. There was $73.6 million and $0.0 million outstanding on the revolving credit facility at March 31, 2016 and June 30, 2015, respectively.

The average daily balance during the nine month period ended March 31, 2016 and 2015 was $93.5 million and $2.2 million, respectively. There was $226.4 million and $300 million available for additional borrowings as of March 31, 2016 and June 30, 2015, respectively. Letters of credit issued under the multi-currency revolving credit facility totaled €0.4 million and €0.0 million as of March 31, 2016 and June 30, 2015.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of March 31, 2016, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of March 31, 2016 and June 30, 2015 and is included in long-term debt. The interest rate at March 31, 2016 and June 30, 2015 was 1.29% and 1.03%, respectively.

Network1 has multiple term loan agreements, denominated in Brazilian reais, with Banco Bradesco, to provide funding for working capital needs. The agreements are collectively secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loans mature on May 9, 2016. The terms of the loans provide for bi-annual payments of varying amounts and bear interest at 11.48% per annum. As of March 31, 2016, the subsidiary was in compliance with all covenants under this loan. The outstanding balance as of March 31, 2016 and June 30, 2015 was $0.8 million and $1.8 million, respectively, all of which is classified as current.

Network1 held a term loan agreement, denominated in U.S. dollars, with Banco Safra to provide funding for working capital needs. The loan was secured by accounts receivable of the subsidiary. The term loan matured on September 21, 2015 and was paid in full. The terms of this loan provided for quarterly payments and bore interest at 3.6% per annum. The loan possessed a cross-currency swap contrat, which bore interest at a base rate equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus a spread of 2.75% per annum. The CDI interest rate at June 30, 2015 was approximately 13.6%. The outstanding balance as of March 31, 2016 and June 30, 2015 was $0.0 million and $0.7 million, respectively.

Network1 held a term loan agreement, denominated in the Brazilian real, with Banco do Brasil to provide funding for working capital needs. The loan was secured by accounts receivable of the subsidiary and a personal guarantee by a former shareholder. In general, in the absence of an event of default, the term loan was scheduled to mature on October 28, 2017. The terms of this loan provided for monthly payments and bore interest at 12.08% per annum. During the quarter ended December 31, 2015, the Company repaid the loan in full in advance of its maturity date. The outstanding balance as of March 31, 2016 was $0.0 million. The outstanding balance as of June 30, 2015 was $0.9 million, of which $0.4 million was classified as current.

Debt Issuance Costs

As of March 31, 2016, net debt issuance costs associated with the credit facility and bonds totaled $0.8 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Chilean peso, Colombian peso and Peruvian nuevo sol. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $90.5 million and $80.6 million for the exchange of foreign currencies as of March 31, 2016 and June 30, 2015, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$286	$(3,255)	$(2,014)	$(6,741)
Net foreign currency transactional and re-measurement (gains) losses	67	4,881	3,622	9,347
Net foreign currency (gains) losses	$353	$1,626	$1,608	$2,606

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

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of March 31, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$297
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$618

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts, cross currency swap agreements and contingent consideration owed to the previous owners of Brasil Distribuidora de Tecnologias Especiais LTDA ("CDC" or "ScanSource Brasil"), Imago ScanSource and Network1. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are either indexed to a variable rate using the market approach (Level 2 criteria) or the fixed rate applied approximates the variable rate published as of March 31, 2016.

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$17,306	$17,306	$—	$—
Forward foreign currency exchange contracts	297	—	297	—
Total assets at fair value	$17,603	$17,306	$297	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$17,306	$17,306	$—	$—
Forward foreign currency exchange contracts	618	—	618	—
Liability for contingent consideration, current and non-current portion	27,141	—	—	27,141
Total liabilities at fair value	$45,065	$17,306	$618	$27,141

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

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago ScanSource and Network1 earnouts for the quarter and nine months ended March 31, 2016:

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2016			March 31, 2016
	Barcode & Security Segment	Communications & Services Segment	Total	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$1,156	$22,844	$24,000	$5,109	$28,851	$33,960
Payments	—	—	—	(3,133)	(4,153)	(7,286)
Change in fair value of contingent consideration	—	1,139	1,139	126	4,394	4,520
Foreign currency translation adjustment	113	1,889	2,002	(833)	(3,220)	(4,053)
Fair value at end of period	$1,269	$25,872	$27,141	$1,269	$25,872	$27,141

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC and Imago ScanSource earnouts for the quarter and nine months ended March 31, 2015:

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

Barcode and Security Segment

The fair value of the liability for the contingent consideration related to CDC recognized at March 31, 2016 was $1.3 million, all of which is classified as current. The remaining liability is based on financial results through June 30, 2015 and is undiscounted as of March 31, 2016, therefore, no change in the fair value of the contingent consideration is recognized in the Condensed Consolidated Income Statements for the quarter ended March 31, 2016. For the nine month period ended March 31, 2016, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $0.1 million. Volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven moderate changes in the translation of this Brazilian real denominated liability. The liability for the contingent consideration recognized is based on the Company's best estimate of the final balance due to the previous owners of CDC per guidance in the Share Purchase and Sale Agreement. As of March 31, 2016, the Company has made a partial payment on the final balance due to the previous owners of CDC.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at March 31, 2016 was $2.8 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of less than $0.1 million and a expense of $0.6 million for the quarter and nine months ended March 31, 2016, respectively. The change for the quarter is primarily driven by actual results that were less than originally planned, partially offset by the recurring amortization of the unrecognized fair value discount. The change for the nine month period is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected results year to date. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $2.8 million and $3.0 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

The fair value of the liability for the contingent consideration related to Network1 recognized at March 31, 2016 was $23.0 million, of which $8.8 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed expense of $1.2 million and $3.8 million for the quarter and nine months ended March 31, 2016. The change for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate used. The change for the nine month period is largely driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $28.6 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

(9) Segment Information

The Company is a leading global provider of technology products and solutions to resellers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

In October 2015, we implemented changes to our reporting structure that moved a portion of our networking business from the Communications & Services segment to the Barcode & Security segment. We have reclassified prior period results for each of these business segments to provide comparable information.
Worldwide Barcode & Security Segment

The Barcode & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment for sales and merchandising functions in North America, Latin America, and Europe. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands)
Sales:
Worldwide Barcode & Security	$532,534	$482,780	$1,795,733	$1,578,723
Worldwide Communications & Services	265,870	280,423	867,021	783,218
	$798,404	$763,203	$2,662,754	$2,361,941
Depreciation and amortization:
Worldwide Barcode & Security	$1,459	$1,172	$4,005	$3,248
Worldwide Communications & Services	1,963	2,538	6,265	4,802
Corporate	859	—	2,300	—
	$4,281	$3,710	$12,570	$8,050
Operating income:
Worldwide Barcode & Security	$11,375	$10,081	$44,188	$36,888
Worldwide Communications & Services	10,301	11,707	34,062	42,692
Corporate	(29)	(292)	(311)	(3,116)
	$21,647	$21,496	$77,939	$76,464
Capital expenditures:
Worldwide Barcode & Security	$1,252	$508	$3,033	$686
Worldwide Communications & Services	566	521	2,196	822
Corporate	3,836	5,042	3,891	18,346
	$5,654	$6,071	$9,120	$19,854
Sales by Geography Category:
United States	$599,375	$545,764	$1,996,270	$1,751,435
International	206,748	228,461	693,526	644,341
Less intercompany sales	(7,719)	(11,022)	(27,042)	(33,835)
	$798,404	$763,203	$2,662,754	$2,361,941

	March 31, 2016	June 30, 2015
	(in thousands)
Assets:
Worldwide Barcode & Security	$797,871	$740,020
Worldwide Communications & Services	577,303	599,358
Corporate	64,287	137,563
	$1,439,461	$1,476,941
Property and equipment, net by Geography Category:
United States	$45,191	$41,159
International	4,885	5,415
	$50,076	$46,574

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

The Company is in the process of completing several capital projects for fiscal year 2016 that will result in significant cash commitments. Total capital expenditures for fiscal year 2016 are expected to range from $12 million to $15 million primarily for facilities expansions and IT investments.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed or claimed against future earnout payments in the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of March 31, 2016:

	March 31, 2016
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,116	$537
Other non-current assets	$—	$8,874
Liabilities
Accrued expenses and other current liabilities	$2,116	$537
Other long-term liabilities	$—	$8,874

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

(11) Income Taxes
The Company had approximately $1.7 million and $1.3 million of total gross unrecognized tax benefits as of March 31, 2016 and June 30, 2015, respectively. Of this total at March 31, 2016, approximately $1.2 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2011.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2016, the Company had approximately $1.2 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the current period, a discrete net tax benefit amount of $0.2 million was recorded, which is primarily attributable to the reversal of unrecognized tax benefits. During the quarter ended December 31, 2015, a discrete net tax benefit amount of $0.3 million was recorded, which is primarily attributable to a change in recognition of tax positions taken on prior year returns.

The Company’s effective tax rate of 34.5% for the nine months ended March 31, 2016 differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.
In prior years, financial results in Europe have generated pre-tax losses, primarily due to our European Communications business. Financial results in Belgium for the quarter and nine months ended March 31, 2016 produced pre-tax income of approximately $0.1 million and $1.2 million, respectively. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions for approximately 400 technology manufacturers and sell to approximately 33,000 resellers in the following specialty technology markets: POS and Barcode, Networking and Security, Communications and Emerging Technologies.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president. The two segments are Worldwide Barcode & Security and Worldwide Communications & Services enabling the Company to leverage its size and experience to deliver more value to its vendor and reseller partners in its existing markets.

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

The Company distributes products for many of its key vendors in all of its geographic markets; however, certain vendors only allow distribution to specific geographies. The Company's key vendors include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Cisco, Datalogic, Dell, Dialogic, Elo, Epson, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Ruckus Wireless, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone and Zebra Technologies.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc., a Cisco Authorized Distributor specializing in video conferencing, services and cloud. KBZ joined the Company's Worldwide Barcode and Security operating segment. This acquisition supports the Company's strategy to be the leading value-added provider of specialty technology products and solutions.

On January 13, 2015, the Company acquired 100% of the shares of Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., a corporation organized under the laws of the Federative Republic of Brazil, and its related entities (collectively “Network1"). Network1 is a Brazilian value-added provider of communications equipment and services and joined the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added provider of specialty technology products and solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added provider of video and voice communications equipment and services, through a newly-formed special purchase entity. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource is a part of the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added provider of specialty technology products and solutions for resellers in Europe.

We implemented a new ERP system in our European operations (excluding Imago ScanSource) and North American operations in February 2015 and July 2015, respectively. We intend to implement the new ERP system in additional geographical operations.

Our objective is to continue to grow profitable sales in the technologies we distribute. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios, as well as introduce new product lines to our line card. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies continue to experience increased competition. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

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
Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended March 31, 2016				Quarter ended March 31, 2015
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands)
GAAP Measures	$21,647	$21,353	$14,042	$0.54	$21,496	$19,821	$12,943	$0.45
Adjustments:
Amortization of intangible assets	2,507	2,507	1,703	0.07	2,114	2,114	1,464	0.05
Change in fair value of contingent consideration	1,139	1,139	748	0.03	285	285	200	0.01
Acquisition costs	29	29	29	—	292	292	292	0.01
Non-GAAP measures	$25,322	$25,028	$16,522	$0.64	$24,187	$22,512	$14,899	$0.52
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the quarters ended March 31, 2016 and 2015, respectively:

	Quarter ended March 31,
	2016	2015
Return on invested capital ratio, annualized(a)	12.3%	12.1%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 91 days in the current quarter and 90 days in the prior year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$14,042	$12,943
Plus: interest expense	694	891
Plus: income taxes	7,311	6,878
Plus: depreciation and amortization	4,281	3,710
EBITDA (non-GAAP)	26,328	24,422
Plus: Change in fair value of contingent consideration	1,139	285
Plus: Acquisition costs	29	292
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$27,496	$24,999

	Quarter ended March 31,
	2016	2015
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$754,794	$818,748
Equity – end of the quarter	757,374	799,051
Add: Change in fair value of contingent consideration, net of tax	748	200
Add: Acquisition costs, net of tax (a)	29	292
Average equity	756,473	809,146
Average funded debt (b)	146,213	32,046
Invested capital (denominator for ROIC) (non-GAAP)	$902,686	$841,192

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Net Sales
The Company has two reportable segments. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters and nine months ended March 31, 2016 and 2015. Prior period results have been reclassified in the current year to account for the movement of certain business operations from the Worldwide Communications & Services segment to the Worldwide Barcode & Security segment.

	Quarter ended March 31,
Net Sales by Segment:	2016	2015	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$532,534	$482,780	$49,754	10.3%
Worldwide Communications & Services	265,870	280,423	(14,553)	(5.2)%
Total net sales	$798,404	$763,203	$35,201	4.6%

	Nine Months ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$1,795,733	$1,578,723	$217,010	13.7%
Worldwide Communications & Services	867,021	783,218	83,803	10.7%
Total net sales	$2,662,754	$2,361,941	$300,813	12.7%

On a constant currency basis and excluding acquisitions, consolidated net sales for the Company decreased $5.1 million, or 0.7%, compared with the prior year quarter and increased $54.5 million, or 2.3%, compared with the prior year nine month period.

Worldwide Barcode & Security

The Barcode & Security segment consists of sales to technology resellers in North America, Europe and Latin America. Sales for the Barcode & Security segment increased $49.8 million and $217.0 million compared to the prior year quarter and nine month period, respectively, primarily due to the inclusion of sales from acquisitions for the quarter and nine months ended March 31, 2016. Excluding the foreign exchange negative impact of $11.2 million and $77.7 million and sales from acquisitions of $63.6 million and $229.7 million for the current quarter and nine month period, adjusted net sales for the Barcode & Security segment decreased $2.7 million, or 0.6%, for the quarter and increased $65.0 million, or 4.1%, for the nine month period compared to prior year. For the quarter to date period, the decrease in adjusted net sales is primarily due to lower sales volume in our networking business in North America and POS and Barcode business in Europe, partially offset by greater sales volume in Brazil. The increase in adjusted net sales for the nine month period is primarily due to sales growth in our POS and Barcode business within all geographies except Europe.

Worldwide Communications & Services
The Communications & Services segment consists of sales to technology resellers in North America, Europe and Latin America. Sales for the Communications & Services segment decreased $14.6 million compared to the prior year quarter primarily due to the negative foreign exchange impact on our Brazilian operations. Sales increased $83.8 million compared to the prior year nine month period primarily due to the inclusion of sales from acquisitions. Excluding the foreign exchange negative impact of $12.2 million and $19.9 million for the current quarter and nine month period, respectively, and sales from acquisitions of $118.9 million for the nine month period, adjusted net sales for the Communications & Services segment decreased $2.4 million, or 0.8%, for the quarter and $10.5 million, or 1.3%, for the nine month period. The decrease in adjusted net sales for quarter and nine month period is largely due to lower sales volume in North America and Europe, partially offset by sales growth in Brazil.

	Quarter ended March 31,
Net Sales by Geography:	2016	2015	$ Change	% Change
	(in thousands)
United States	$591,663	$534,742	$56,921	10.6%
International	$206,741	$228,461	(21,720)	(9.5)%
Total net sales	$798,404	$763,203	$35,201	4.6%

	Nine Months ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
United States	$1,969,236	$1,717,600	$251,636	14.7%
International	693,518	644,341	49,177	7.6%
Total net sales	$2,662,754	$2,361,941	$300,813	12.7%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters and nine months ended March 31, 2016 and 2015:

	Quarter ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode & Security	$46,614	$41,209	$5,405	13.1%	8.8%	8.5%
Worldwide Communications & Services	37,862	38,807	(945)	(2.4)%	14.2%	13.8%
Gross profit	$84,476	$80,016	$4,460	5.6%	10.6%	10.5%

	Nine Months ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode & Security	$152,348	$130,570	$21,778	16.7%	8.5%	8.3%
Worldwide Communications & Services	120,313	105,203	15,110	14.4%	13.9%	13.4%
Gross profit	$272,661	$235,773	$36,888	15.6%	10.2%	10.0%

Worldwide Barcode & Security

Gross profit dollars and gross profit margin increased for the Barcode & Security segment for the quarter and nine months ended March 31, 2016 compared to the prior year. The increase in gross profit dollars and margin is primarily due to the inclusion of KBZ results and a more favorable sales mix.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars decreased for the quarter ended March 31, 2016 primarily due to lower sales volume, however gross profit margin increased compared to the prior year. For the nine months ended March 31, 2016, gross profit dollars and gross profit margin increased. The increase in gross profit margin is primarily due to a more favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2016 and 2015:

	Quarter ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expenses	$61,690	$58,235	$3,455	5.9%	7.7%	7.6%
Change in fair value of contingent consideration	1,139	285	854	299.6%	0.1%	0.0%
Operating expenses	$62,829	$58,520	$4,309	7.4%	7.9%	7.7%

	Nine Months ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expenses	$190,202	$158,047	$32,155	20.3%	7.1%	6.7%
Change in fair value of contingent consideration	4,520	1,262	3,258	258.2%	0.2%	0.1%
Operating expenses	$194,722	$159,309	$35,413	22.2%	7.3%	6.7%

Selling, general and administrative expenses ("SG&A") increased $3.5 million and $32.2 million for the quarter and nine months ended March 31, 2016, respectively. The increase in SG&A for the quarter compared to the prior year quarter is primarily due to increased employee-related expenses from recent acquisitions. The increase in SG&A for the nine month period as compared to prior year is largely due to increased employee-related expenses, bad debt expense and amortization expense on intangibles generated through acquisitions. The Company had a credit for bad debt expense for the prior year nine month period due to improved accounts receivable collections and reduction of specific reserves.

We present changes in fair value of the contingent consideration owed to the former shareholders of CDC, Imago ScanSource and Network1 as a separate line item in operating expenses. We have recorded fair value adjustment losses of $1.1 million and $4.5 million for the quarter and nine months ended March 31, 2016, respectively. These losses are primarily the result of the recurring amortization of the unrecognized fair value discount and improvements in actual results.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2016 and 2015:

	Quarter ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode & Security	$11,375	$10,081	$1,294	12.8%	2.1%	2.1%
Worldwide Communications & Services	10,301	11,707	(1,406)	(12.0)%	3.9%	4.2%
Corporate	(29)	(292)	263	nm*	nm*	nm*
Operating income	$21,647	$21,496	$151	0.7%	2.7%	2.8%
*nm - percentages are not meaningful

	Nine Months ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode & Security	$44,188	$36,888	$7,300	19.8%	2.5%	2.3%
Worldwide Communications & Services	34,062	42,692	(8,630)	(20.2)%	3.9%	5.5%
Corporate	(311)	(3,116)	2,805	nm*	nm*	nm*
Operating income	$77,939	$76,464	$1,475	1.9%	2.9%	3.2%

Worldwide Barcode & Security

For the Barcode & Security segment, operating income increased and operating margin remained fairly consistent for the quarter ended March 31, 2016 compared to the prior year. The increase in operating income for the quarter was primarily due to improved gross profit margins, partially offset by increased employee-related operating expenses. Compared to the prior year, operating income and operating margin increased for the nine months ended March 31, 2016. The increase in operating income for the nine month period was primarily due to improved gross profit margins, partially offset by increased employee-related expense and bad debt expense.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter and nine months ended March 31, 2016 compared to the prior year quarter and nine month period. The decrease in operating income and margin for the quarter is primarily due to lower sales and fair value adjustment losses generated on the contingent considerations, partially offset by decreased employee-related operating expenses. The decrease in operating income and operation margin for the nine month period is largely due to fair value adjustment losses generated on the contingent considerations and increases in employee-related operating expenses, partially offset by higher gross margins.

Corporate

Corporate incurred a $0.1 million and $0.3 million expense relating to acquisition costs incurred during the quarter and nine months ended March 31, 2016, compared to $0.3 million and $3.1 million of expense relating to acquisition costs for the quarter and nine months ended March 31, 2015.

Total Other Expense (Income)

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2016 and 2015:

	Quarter ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$694	$891	$(197)	(22.1)%	0.1%	0.1%
Interest income	(800)	(731)	(69)	9.4%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	353	1,626	(1,273)	(78.3)%	0.0%	0.2%
Other, net	47	(111)	158	(142.3)%	0.0%	(0.0)%
Total other (income) expense, net	$294	$1,675	$(1,381)	(82.4)%	0.0%	0.2%

	Nine Months ended March 31,				% of Net Sales March 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$1,684	$1,288	$396	30.7%	0.1%	0.1%
Interest income	(2,509)	(2,057)	(452)	22.0%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	1,608	2,606	(998)	(38.3)%	0.1%	0.1%
Other, net	(251)	(368)	117	(31.8)%	(0.0)%	(0.0)%
Total other (income) expense, net	$532	$1,469	$(937)	(63.8)%	0.0%	0.1%

Interest expense is primarily derived from interest incurred on borrowings and amortization of debt issuance costs in the quarter and nine months ended March 31, 2016. Interest expense decreased for the quarter due to lower Network1 debt, partially offset by increased interest expense from higher borrowings on the revolving credit facility. The Company has repaid a substantial amount of the assumed Network1 debt over the past twelve months. The increase in interest expense for the nine month period is largely due to the interest charged on the Company's borrowings on the revolving credit facility.

Interest income for the quarter and nine months ended March 31, 2016 includes interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents. As a percentage of sales, interest income remained unchanged from the prior year.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. The Company's net foreign exchange losses are driven by changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures. In the prior year, the losses included the higher costs of foreign exchange hedging for Network1.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2016, income tax expense was $7.3 million and $26.7 million reflecting an effective tax rate of 34.2% and 34.5%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2015 was 34.7%. The decrease in the effective tax rate from the prior year quarter and nine month period is primarily due to a change in the geographical mix of income and a reduction in non-deductible acquisition expenses. Our estimated annual effective tax rate range for the full fiscal year is approximately 34.5% to 35%.

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

Our cash and cash equivalents balance totaled $40.8 million at March 31, 2016, compared to $121.6 million at June 30, 2015, including $34.3 million and $43.4 million held outside of the United States at March 31, 2016 and June 30, 2015, respectively. The decrease in cash and cash equivalents is primarily from cash used to buy back shares and the purchase of KBZ, partially offset by net income. Checks released but not yet cleared in the amounts of $61.8 million and $62.9 million are included in accounts payable as of March 31, 2016 and June 30, 2015, respectively.

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

Our net investment in working capital at March 31, 2016 was $656.6 million compared to $666.0 million at June 30, 2015 and $653.4 million at March 31, 2015. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Nine months ended
Cash provided by (used in):	March 31, 2016	March 31, 2015
Operating activities	$24,312	$27,137
Investing activities	(70,595)	(79,594)
Financing activities	(30,323)	(36,166)
Effect of exchange rate change on cash and cash equivalents	(4,191)	(12,650)
Increase (decrease) in cash and cash equivalents	$(80,797)	$(101,273)

Net cash provided by operating activities was $24.3 million for the nine months ended March 31, 2016, compared to $27.1 million in the prior year period. Cash provided by operating activities for the nine months ended March 31, 2016, is primarily attributable to net income and decreases in accounts receivable, partially offset by decreases in accounts payable. Changes in working capital balances, such as accounts receivable and accounts payable, exclude balances acquired from KBZ at acquisition.

The number of days sales outstanding ("DSO") was 59 days at March 31, 2016, compared to 55 days at June 30, 2015 and 57 days at March 31, 2015. DSO increased due to higher accounts receivable balances in relation to lower sales. Inventory turned 4.9 times during the third quarter of fiscal year 2016 versus 6.0 and 5.4 times in the sequential and prior year quarters, respectively. The decrease in inventory turns is due to elevated inventory levels from strategic purchases made in the prior quarter and lower than expected sales for the current quarter.

Cash used in investing activities for the nine months ended March 31, 2016 was $70.6 million, compared to $79.6 million used in the prior year period. Cash used in investing activities for the nine months ended March 31, 2016 primarily represents the cash used to acquire KBZ. Cash used in investing activities for the nine months ended March 31, 2015 represents cash used to acquire Imago ScanSource and Network1 and capital expenditures for the Company's ERP system.

Management expects capital expenditures for fiscal year 2016 to range from $12 million to $15 million primarily for facilities expansions and IT investments.

For the nine months ended March 31, 2016, cash used in financing activities totaled to $30.3 million compared to $36.2 million in the prior year period. Cash used in financing activities for the nine months ended March 31, 2016 was primarily from cash used to repurchase common stock and contingent consideration payments for acquisitions, partially offset by net borrowings on the

Company's revolving line of credit. Cash used in financing activities for the nine months ended March 31, 2015 was primarily from cash used to repay debt assumed from Network1, a contingent consideration payment to the former shareholders of CDC and cash used to repurchase common stock.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Since the inception of the program through March 31, 2016, the Company has repurchased 3.3 million shares for approximately $117.2 million, of which $98.4 million was repurchased during the nine months ended March 31, 2016.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of March 31, 2016.

There was $73.6 million and $0.0 million in outstanding borrowings on our $300 million revolving credit facility as of March 31, 2016 and June 30, 2015, respectively.

On a gross basis, we borrowed $1,058.7 million and repaid $985.1 million on our Revolving Credit Facility in the nine months ended March 31, 2016. In the prior year period, on a gross basis, we borrowed and repaid $93.6 million. The average daily balance during the nine month period ended March 31, 2016 and 2015 was $93.5 million and $2.2 million, respectively. Letters of credits issued under the multi-currency revolving credit facility totaled €0.4 million and there was $226 million available for additional borrowings as of March 31, 2016.

Imago ScanSource, a subsidiary of the Company, has a multi-currency invoice discounting credit facility secured by the subsidiary’s accounts receivable for its operations based in the United Kingdom. The invoice discounting facility allows for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.2 million, €0.5 million, and $0.2 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for GBP-based borrowings, 30-day EUROLIBOR for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the USD-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at March 31, 2016.

On April 15, 2011, the Company, through its wholly-owned subsidiary, ScanSource do Brasil Participações LTDA, completed its acquisition of all of the shares of CDC, pursuant to the share purchase and sale agreement dated April 7, 2011. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. As of March 31, 2016, the Company has made four full payments and one partial payment to the former shareholders, and we have $1.3 million recorded for the final earnout obligation, all of which is classified as current. The remaining balance of the final earnout payment was paid in April 2016 and was funded by cash on hand and our existing revolving credit facility.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the share purchase agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. The Company has made one payment to the former shareholders. As of March 31, 2016, we have $2.8 million recorded for the earnout obligation, all of which is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares Network1, pursuant to the share purchase and sale agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus four additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") for the periods ending June 30, 2015 through June 30, 2018. The Company acquired $4.8 million of cash in connection with the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration, of which $0.8 million is outstanding as of March 31, 2016. The Company has made one earnout payment to the former shareholders. As of March 31, 2016, $23.0 million is recorded for the earnout obligation, of which $8.8 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

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

Accounting Standards Recently Issued

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

In December 2015, the FASB issued final guidance requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. In addition, companies will also be required to classify valuation allowances on deferred taxes as noncurrent. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is permitted. The guidance may be adopted on either a prospective or retrospective basis. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)" requiring lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" simplifying several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement, and will appropriately be classified as an operating activity. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary invoice discounting facilities for the quarter ended March 31, 2016 would have resulted in less than a $0.4 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At March 31, 2016, the Company had $79.1 million in variable rate long term debt and borrowings under the revolving credit facility with no interest rate swaps in place. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Chilean pesos, Colombian pesos and Peruvian nuevos soles. At March 31, 2016, the fair value of the Company’s currency forward contracts outstanding was a net payable of $0.3 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016. During the quarter and nine months ended March 31, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 21, 2014, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years. During the nine months ended March 31, 2016, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2015 through July 31, 2015	316,738	$37.50	316,738	$89,354,059
August 1, 2015 through August 31, 2015	394,944	$36.37	394,944	$74,989,947
September 1, 2015 through September 30, 2015	437,421	$35.91	437,421	$59,283,524
October 1, 2015 through October 31, 2015	313,799	$37.28	313,799	$47,585,237
November 1, 2015 through November 30, 2015	266,120	$37.82	266,120	$37,520,574
December 1, 2015 through December 31, 2015	221,121	$35.62	221,121	$29,645,281
January 1, 2016 through January 31, 2016	522,880	$29.44	522,880	$14,254,276
February 1, 2016 through February 29, 2016	341,487	$32.82	341,487	$3,048,328
March 1, 2016 through March 31, 2016	6,049	$37.98	6,049	$2,818,608
Total	2,820,559	$34.89	2,820,559	$2,818,608

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015; (ii) the Condensed Consolidated Income Statement for the quarter ended and nine months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 10, 2016	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	May 10, 2016	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 10, 2016	Senior Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015; (ii) the Condensed Consolidated Income Statement for the quarter ended and nine months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; and (v) the Notes to the Condensed Consolidated Financial Statements.