Form 10-K
period 2016-06-30
SCANSOURCE INC
filed 2016-08-29
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

Commission File Number: 000-26926
 _______________________________________________
ScanSource, Inc.
South Carolina
(State of incorporation)

57-0965380
(I.R.S. Employer
Identification No.)

6 Logue Court
Greenville, South Carolina 29615
(864) 288-2432
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2015 was $845,986,524, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2016
Common Stock, no par value per share	25,625,806 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2016 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2016.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in "Risk Factors."

PART I

ITEM 1.    Business.

ScanSource, Inc. was incorporated in South Carolina in 1992 and is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added solutions for technology manufacturers and sell to resellers in the following specialty technology markets: POS and Barcode, Networking and Security, Communications and Emerging Technologies.

The Company operates in the United States, Canada, Latin America, and Europe. The Company sells to the United States and Canada from distribution centers located in Mississippi and Virginia; to Latin America principally from distribution centers located in Florida, Mexico, Brazil, and Colombia; and to Europe principally from distribution centers in Belgium, France, Germany, and the United Kingdom.

Business Segments

Worldwide Barcode & Security Segment

The Barcode & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies, and other specialty technologies. We have business units within this segment for sales and merchandising functions in North America, Latin America, and Europe. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

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

Products and Markets

The Company currently markets over 100,000 products from approximately 400 hardware and software vendors to approximately 34,000 reseller customers from distribution centers in Mississippi, Virginia, Florida, Mexico, Colombia, Brazil, Belgium, France, Germany, and the United Kingdom.

The Barcode & Security segment focuses on AIDC, POS, networking and security.

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

•
POS products include those computer-based systems that have replaced electronic cash registers in grocery, retail and hospitality environments. POS product lines include computer-based terminals, monitors, payment processing solutions, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. In addition, ScanSource POS and Barcode business units sell products that attach to the POS network in the store, including kiosks, network access points, routers and digital signage.

•
Electronic physical security products include identification, access control, video surveillance and intrusion-related products, and networking. Physical security products are used every day across every vertical market to protect lives, property and information, there is a heavy penetration into schools, municipalities, correctional institutions and retail environments. Physical security products are deployed across both wired and wireless infrastructures and often serve as the backbone of the solution. These technology products require specialized knowledge to deploy effectively, and ScanSource Security offers in-depth training and education to its partners to enable them to maintain the appropriate skill levels.

The Communications & Services segment focuses on communications technologies and services.

•
Communications technologies, such as voice and data products include private branch exchanges ("PBXs"), key systems, telephone handsets and components used in voice, fax, data, voice recognition, call center management and IP communication applications. Converged communication products combine voice, data, fax and speech technologies to deliver communications solutions that combine computers, telecommunications and the Internet. Converged communications products include telephone and IP network interfaces, Voice over Internet Protocol ("VoIP") systems, PBX integration products and carrier-class board systems-level products. Video products include video and voice conferencing and network systems; and data networking products include switches, servers and routers.

•
Our service teams deliver value-added support programs, including education and training, customer configuration, marketing services, network assessments, WiFi services, and partnership programs. Service teams focus on reducing complexity, building efficiency, and helping our resellers to develop a new technology practice or to extend their capability and reach.

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of the amount of the Company’s net sales contributed by business segment.

Industry Overview

The distribution channels for specialty technology products generally consist of manufacturers (also referred to as vendors), wholesale distributors such as ScanSource, resellers and end users. The "sales channel" for specialty technology products typically evolves through a three-stage process: (i) direct sales by manufacturers to end-users; (ii) single-tier distribution in which manufacturers sell to resellers who, in turn, sell directly to end users; and (iii) two-tier, or wholesale distribution, in which manufacturers sell to wholesale distributors, including ScanSource, who sell only to resellers, who, in turn, sell directly to end users. Currently, the wholesale distribution channel for technology products is served by both broad line and specialty distributors. The broad line distributors are engaged primarily in conventional order fulfillment and typically offer their reseller customers less support and fewer value-added services than do specialty distributors. The specialty distributors that compete with ScanSource are generally smaller, both in terms of size and geographic area covered.

Competition among an expanding number of manufacturers typically causes product prices to decrease and product applications to expand, which has resulted in an increasing number of resellers entering the market in order to support a broader base of potential end users. As the number of resellers and end-users has grown, competition among manufacturers and within the reseller channel has intensified. Because many specialty technology manufacturers develop products that represent only one part of a total solution, most products eventually are developed to provide interoperability among products from multiple manufacturers. As a result of interoperability, a variety of manufacturers' products typically are configured together to create a system solution. Therefore, both manufacturers and resellers have become more dependent upon value-added wholesale distributors, such as ScanSource, for the aggregation of products and reseller support services, as well as the organization and maintenance of an efficient market structure.
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

Vendors

The Company's distributes the products of approximately 400 vendors, including Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/ Ruckus Wireless, Cisco, Datalogic, Dell, Dialogic, Elo, Epson, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone and Zebra Technologies.

The Company distributes products for many of its key vendors in all of its geographic markets; however, certain vendors only allow distribution to specific geographies. The Company typically purchases products directly from the manufacturer on a non-exclusive basis. The Company's agreements with its vendors generally do not restrict the Company from selling similar or comparable products manufactured by competitors. The Company has the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

Three vendors, Avaya, Cisco, and Zebra, each constituted more than 10% of the Company's net sales for the fiscal year ended June 30, 2016, representing a vendor concentration.

•
The Company has two non-exclusive distribution agreements with Avaya. One agreement covers the distribution of Avaya products in the United States and Latin America, and the other agreement covers distribution of Avaya products in the United Kingdom and portions of continental Europe. The Company's Avaya agreements each have a one year term that automatically renews for additional one year terms. Either party may terminate upon 180 days' for the U.S. and Latin America agreement and upon 90 days' for the European agreement.

•
The Company has two non-exclusive distribution agreements with Cisco. One agreement covers the distribution of Cisco products in the United States for the newly acquired KBZ business and has a three year term, the other agreement covers distribution of Cisco products in the Unites States for the ScanSource business and has a two year term; each must be renewed by written agreement. Either party may terminate the agreement upon 30 days' notice to the other party.

•
The Company has two non-exclusive distribution agreements with Zebra. One agreement covers sales of Zebra hardware and software products in North and South America, and another agreement covers sales of Zebra hardware and software products in Europe, the Middle East and Africa ("EMEA"). The Zebra agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days' notice to the other party.

In addition to the agreements mentioned above, the Company has written distribution agreements with almost all of its vendors. These agreements generally provide the Company with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute its products. The Company's distribution agreements are generally short-term, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days' notice. These agreements typically provide the Company with stock rotation and price protection provisions. Stock rotation rights give the Company the ability, subject to limitations, to return, for credit, or exchange a portion of the items purchased. Price protection rights enable the Company to a credit for declines in inventory value resulting from the vendor's price reductions. Along with the Company's inventory management policies and practices, these provisions are designed to reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates and obsolescence.

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

Customers

The Company’s reseller customers currently include approximately 34,000 active value-added resellers ("VAR") located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 5% of the Company’s total net sales for the fiscal year ended June 30, 2016. The Company generally targets resellers, including specialty technology VARs and Information Technology ("IT") system integrators and service providers.

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

Direct Marketers

The resellers provider a very broad range of technology brands to business, government, education, and healthcare.  They have strong relationships with end users, and are seeking additional revenue and profit opportunities in specialty technology markets such as AIDC, POS, physical security, or communications.

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

Competition

The markets in which we operate are highly competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. Because of price competition, sales margins are constantly under pressure.

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

In our Barcode and Security segment, we compete with broad-line distributors, such as Avnet, Ingram Micro, Synnex, and Tech Data in most geographic areas, and more specialized security distributors, such as ADI and Anixter. Additionally, the Company also competes against other smaller, more specialized AIDC and POS distributors, such as Azerty, BlueStar, Jarltech, and Nimax. In our Communications/Services segment, the Company competes against broad-line distributors, such as Avnet, Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne and Westcon. As the Company seeks to expand its business into other areas closely related to the Company’s offerings, the Company may encounter increased competition from current competitors and/or from new competitors, some of which may be the Company’s current customers.

Sales and Electronic Commerce

The Company’s sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Brazil, Chile, Colombia, Peru, Belgium, France, Germany, the United Kingdom, the Netherlands, and Poland. In order to build strong customer relationships, most active resellers are assigned to a sales representative. Each sales representative negotiates pricing directly with his or her assigned customers. The Company also employs business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of resellers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

Increasingly, customers rely upon the Company’s electronic ordering and information systems as sources for product information, including availability and price. Through the Company’s websites, most customers can gain remote access to the Company’s information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain package tracking details.

Marketing

The Company markets it products and services through a range of channels, including digital campaigns, such as search engine optimization, search engine marketing, content marketing, content automation, e-commerce, social media optimization, email direct marketing, and online product catalogs for each of the North American, European, and Latin American markets. Additional marketing activities include periodic newsletters, management of sales leads, trade shows with hardware/software companies and vendors, and sales promotions. The Company also organizes and operates its own training and certification courses - working closely with top vendors to recruit prospective resellers and introduce new applications for the specialty technology products it distributes. The Company frequently customizes its marketing services for vendors and resellers.

Value-Added Services

We differentiate ourselves by providing our resellers and our vendors an array of pre-sale business tools and value-added services, including logistics, financial services, product configuration tools, sales expertise, and technical support. These services allow our customers to gain knowledge on marketing, to gain expertise in selling and negotiation, to grow their business profitably, and to be more cost effective in their business. Our business is enhanced by our ability and our willingness to provide the extra service that keeps both our vendors and our customers satisfied. In addition, we offer services to assist resellers in providing more complete solutions and improving customer service. Our mission is to provide our partners with the best and most cost-effective tools that will help accelerate business growth. Through our professional services, integration, custom configuration, marketing, education and training programs, we offer services to improve efficiency, productivity, quality control, and profitability of our business partners. Partners can leverage our expertise to complement or expand their reach, as well as create opportunities, extend resources and increase profit.

Operations

Information Systems

The Company is in the process of continuing to roll-out a new, global SAP information system designed to replace the current existing systems. This new system is currently operating in Europe and in North America. The current information systems (including the new SAP system) are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information systems for on-line, real-time information on product pricing, inventory availability and reservation, and order status. The Company’s warehouse operations use bar code technology for receiving and shipping, and automated systems for freight processing and shipment tracking, each of which is integrated with the Company’s multiple information systems. The customer service and technical support departments employ the systems for documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

Warehouse and Shipping Strategy

We operate a 593,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and serves primarily all of North America. Our European operations utilize a limited number of distribution centers located in Belgium, France, Germany and the United Kingdom. Warehouses for our Latin American operations are located in Florida, Mexico, Brazil, and Colombia. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. The Company offers reduced freight rates and flexible delivery options to minimize a reseller’s need for inventory.

Financial Services

Our sales terms are competitive within our specific geographic areas for qualified resellers and facilitate various third-party financing options, which include leasing, flooring and other secured financing. We believe this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

Employees

As of June 30, 2016, we had approximately 2,000 employees located in the United States, Canada, Latin America and Europe. The Company has no organized labor or trade unions in the United States. The Company considers its employee relations to be good.

Service Marks

The Company conducts its business under the trade names and service marks "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Networking and Security," "KBZ Communications, a ScanSource Company," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource Mexico," "ScanSource Brasil," "Imago ScanSource," and "Network1, a ScanSource company."

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

The following are certain risks that could affect our business, financial position and results of operations. These risks should be considered in connection with evaluating an investment in our company and, in particular, the forward-looking statements contained in this Report because these risks could cause the actual results to differ materially from those suggested by the forward-looking statements. Additionally, there are other risks that we may not describe, because we currently do not perceive them to be material or because they are presently unknown, which could impact us. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

International operations - Our international operations expose us to risks that are different from, and possibly greater than, the risks we are exposed to domestically.

We currently have significant facilities outside the United States, and a significant portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•	Fluctuations of foreign currency, exchange rates, which can impact sales, costs of the goods we sell, and the reporting of our results and assets on our financial statements;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Changes in, or expiration of, various foreign incentives that provide economic benefits to us;

•	Labor laws that impact our ability to hire, retain, and discharge employees;

•	Difficulties in staffing and managing operations in foreign countries;

•
Changes in international trade laws, such as the North American Free Trade Agreement, affecting our import and export activities, including export license requirements, restrictions on the export of certain technology, and tariff changes;

•	Changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation);

•	Global economic and financial market instability related to the U.K.’s referendum withdrawal from the E.U.;

•	Potential political and economic instability and changes in governments;

•
Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, and similar laws of other jurisdictions, for our business activities outside the United States, the violation of which could result in severe penalties, including monetary fines, criminal proceedings and suspension of export or import privileges; and

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers.

Acquisitions - Our growth strategy includes acquisitions of companies that complement or expand our existing business. Acquisitions involve unique risks and uncertainties.

We have acquired, and expect to continue to acquire, companies that complement or expand our existing business in the United States and internationally, and some of these acquisitions may be in lines of business where we have little, if any, experience. Acquisitions entail a number of risks, including that the acquired company will not perform as expected and that we will be responsible for unexpected costs or liabilities. In addition, increases in the size and complexity of our business place a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there are no assurances that we will be able to manage the acquisition process or newly acquired companies effectively. Our personnel, systems, procedures, and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our growth opportunities could damage our reputation, limit our future growth, negatively affect our operating results, and harm our business.

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

Brexit - The U.K.’s vote to leave the E.U. will have uncertain effects and could adversely affect our business.

A majority of U.K. voters recently voted for the U.K. to exit the E.U. (“Brexit”). Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U.

and the rest of the world. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. We currently transact business in the U.K., where we also have offices and a distribution center, and in key E.U. markets.

Credit exposure - We have credit exposure to our reseller customers. Any adverse trends in their businesses could cause us to suffer credit losses.

As is customary in our industry, we extend credit to our customers, and most of our sales are on open accounts. We may be unable to collect on receivables if our reseller customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.

While we evaluate our customers' qualifications for credit and monitor our extensions of credit, and in some instances purchase credit insurance, these efforts cannot prevent all credit losses, and credit losses negatively impact our performance. In addition, for financial reporting purposes, we estimate future credit losses and establish reserves. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted beyond what is expected. If there is deterioration in the collectability of our receivables, or if we are unable to collect under credit insurance policies, or we fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.

In addition, extending credit to international customers involves additional risks. It is often more difficult to evaluate credit of a customer or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. As a result of these factors and other challenges in extending credit to international customers, we generally face greater credit risk from sales internationally compared to domestic sales.

Brazilian and Latin America operations - We face special political, economic and regulatory risks by doing business in Brazil and other Latin American countries, which could materially and adversely affect our financial condition and results of operations.

We have substantial operations in Brazil and other Latin American countries and face risks related to these country's complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil, Chile, Colombia, Mexico, and Peru have greater political volatility, greater vulnerability to infrastructure and labor disruptions, are more likely than developed economies to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, doing business in these countries poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, underdeveloped infrastructure, and identifying and retaining qualified suppliers and service providers, among other risks. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. Our commitment to compliance with these laws could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

A significant percentage of our net sales relates to products we purchase from relatively few vendors. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key vendors could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our vendors have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. We have no guaranteed price or delivery agreements with our vendors. In certain product categories, limited price protection or return rights offered by our vendors may have a bearing on the amount of product we may be willing to stock. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing vendor programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

We receive purchase discounts and rebates from some vendors based on various factors, including goals for quantitative and qualitative sales or purchase volume and customer related metrics. Certain purchase discounts and rebates may affect gross margins. Many purchase discounts from vendors are based on percentage increases in sales of products. Our operating results would be negatively impacted if these rebates or discounts are reduced or eliminated or if our vendors significantly increase the complexity of their refund procedures and thus increase costs for us to receive such rebates.

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our manufacturers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. We cannot provide any assurances that vendors will be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis.

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

In addition, our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.  Like other distributors in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products.  Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, or if vendors do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our revenue and gross profit could suffer considerably.  Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand.  Any limits to product access could materially and adversely affect our business and results of operations.

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

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning ("ERP") systems. In order to continue support of our growth, we are making significant technological upgrades to our information systems. This is a lengthy and expensive process that has resulted, and will continue to result in a diversion of resources from other operations.

As we continue to implement our new ERP system in additional geographies, any disruptions, delays or deficiencies in the design and/or implementation of the system, or in the performance of our legacy systems, could adversely affect our ability to effectively run and manage our business and potentially our customers' ability to access our price and product availability information or place orders. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing customer needs or requirements, and thus may become less competitive.

Our ability to react quickly to new technology trends and customer requirements is crucial to our overall success, financial condition and results of operations. If we fail to evolve our product offerings or engage with desirable vendors in time to respond to, and remain ahead of, new technological developments, it would adversely affect our ability to retain or increase market share and revenues. New technologies may emerge that quickly surpass the capabilities of the products we currently hold in inventory or have access to sell through our existing vendor network, and our customers may no longer view our product offerings as desirable, which could result in a reduction in our market share and ability to obtain sufficient profit margins. Some of our competitors and our vendors’ competitors may be more nimble in adapting to disruptive technology or entering new markets. Our future success depends on our ability to adapt and manage our product offerings to meet customer needs at prices that our customers are willing to pay.

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

The markets that we operate in are fiercely competitive. We compete on the basis of price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware manufacturers (including most of our vendors) that sell directly to resellers and to end-users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.

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

We maintain a system of internal controls over financial reporting designated to insure that we record transactions, assets and liabilities in our financial records in an accurate and timely manner may be identified in the future. Any failure in these controls could cause us to fail to meet our periodic reporting obligation, or result in errors in our financial statements. The existence of errors in our financial statements could result in liability under the securities laws, significant costs relating to correcting the errors and the loss of investor confidence. We do not expect our internal control over financial reporting to detect all errors or fraudulent conduct.

Centralized functions - We have centralized a number of functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations would have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse. Similarly, for the primary business operations, we utilize a single information system based in the United States for the majority of our North American and European operations, while our Latin American operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

Inventory - The value of our inventory may be adversely affected by market and other factors.

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers, by technological changes affecting the usefulness or desirability of our products or by foreign currency fluctuations. Under the terms of most of our vendor agreements and the policy of most manufacturers of specialty technology products, we have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items. However, these protections are limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these industry practices are sometimes not reflected in vendor agreements and their application in a particular situation is dependent upon negotiations between our vendors and us. As a result, from time-to-time we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition or results of operations.

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

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of service providers or business partners may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. Experienced computer programmers and hackers may be able to penetrate our network security, or that of our third-party service provider, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

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

Reliance on third parties - We are dependent on third parties for services including, the delivery of a majority of our products, logistics and warehousing. Changes in shipping terms or the failure or inability of our third-party shippers to perform could have an adverse impact on our business and results of operations.

We rely on arrangements with third parties to perform certain services for our business and for our customers, which, if not performed by these third parties in accordance with the terms of the arrangement could result in significant disruptions or costs to our organization, including monetary damages and an adverse effect on our customer relationships.

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

In Europe, Brazil and other Latin American countries, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us or products from us to our customers for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified timely, which may lead to lack of or poor execution, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations and financial performance.

Increased government scrutiny - We may be subject to additional costs and subject to fines and penalties because certain governmental entities are end-users of products that we sell.

Certain of our customers may sell our products to U.S. government entities, which may require us to comply with additional laws, regulations, or contractual requirements relating to how we conduct business. In complying with these laws, regulations, and other requirements, we may incur additional costs, and non-compliance may also allow for the assignment of fines and penalties, including contractual damages or the loss of certain contracts or business. We may also be subject to increased scrutiny and investigation into our business practices, which may increase operating costs and increase legal liability, as well as expose us to additional risk surrounding our reputation.

Fair value measurement of contingent consideration, goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have structured several of our acquisitions with upfront payments and additional earnout payments. In accordance with ASC 805, Business Combinations, a liability for the contingent consideration driven by an earn-out must be recorded at the onset of the purchase and must be revalued at every reporting period. Changes in the fair value of the liability are recorded as an adjustment to operating income. These changes can occur due to changes in estimated future financial results, the probabilities of achieving these results, the discount rate reflective of our creditworthiness, and the market risk premium associated with the Brazilian market. Both gains and losses can occur due to changes in these fair value estimates, thus increasing volatility of our earnings.

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

We have substantial goodwill. We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We were not required to record an impairment charge with respect to our goodwill within the past three years. However, in the future, the fair value of one of our reporting units may decrease below its carrying amount and future goodwill impairments that may be material could be recognized.  Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

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

Quarterly fluctuations - Our net sales and operating results are dependent on a number of factors. Our net sales will fluctuate from quarter to quarter, and these fluctuations may cause volatility in our stock price.

Our net sales and operating results may fluctuate quarterly and, as a result our performance in one period may vary significantly from our performance in the preceding quarter, and may differ significantly from our forecast of performance from quarter to quarter. The impact of these variances may cause volatility in our stock price. Additionally, any past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in the future as our operating results may fluctuate significantly quarter to quarter. The results of any quarterly period are not indicative of results to be expected for a full fiscal year.

Volatility of Stock Price- The trading price of our common stock.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. In addition, as a public company with a large shareholder base, we are susceptible to class-action and other litigation resulting from disclosures that we make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured for the potential losses; in other instances we are not. An uninsured or underinsured adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in our defense of any of these disputes. See Item 3. "Legal Proceedings" for further discussion of our material legal matters.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.
The Company owns a 70,000 square foot building in Greenville, South Carolina, which is the site of its principal executive and sales offices, and a 103,000 square foot building on adjacent property, of which approximately 40,000 square feet is subleased to an unrelated third party.
North American Distribution Facilities
The Company's primary North American distribution operations are located in Southaven, Mississippi. In 2016, a subsidiary of the Company amended its lease associated with the facility, which extended the square footage leased by approximately 148,000 scheduled to be delivered for use on October 1, 2017, for a total occupied space of approximately 741,000 square feet. The new lease term provides for 135 months, with options to extend the lease for two consecutive five-year periods. The Company utilizes the logistical services of a third party warehouse in Dulles, Virginia.
The Company or its subsidiaries also have offices, each of approximately 13,000 square feet or less, in leased facilities in Norcross, Georgia; Cheektowaga, New York; Tempe, Arizona; Lenexa, Kansas; Doylestown, Pennsylvania, and Mississauga, Canada.
International Distribution Facilities
The Company or its subsidiaries lease 29,000 square feet of office and distribution center space in Miami, Florida, 25,000 square feet of office and distribution center space in Mexico City, Mexico, 17,000 square feet of office space in Cologne, Germany and 30,000 square feet of office space in Brussels, Belgium. The Company utilizes the logistical services of a third party warehouse in Liège, Belgium. The Company leases 16,000 square feet of office space and distribution center in Mainz, Germany. The Company leases approximately 24,000 square feet of office and distribution center space in São José dos Pinhais, Brazil, leases 10,000 square feet of office and distribution center space in Barueri, Brazil, and utilizes the logistical services of a third party warehouse in Jaboatão dos Guararapes, Brazil. The Company leases 164,000 square feet of office and distribution center space in Itajai, Brazil, 168,000 square feet of distribution center space in Barueri, Brazil and additional office and distribution center space in Espírito Santo, Brazil.
The Company or its subsidiaries have additional sales offices and warehouse spaces, each of approximately 10,000 square feet or less, in leased facilities in Bad Homburg, Germany; Hull, England; Crawley, England; Egham, England; Thatcham, England; Bury, England; Plaisir, France; Olivet, France; Eindhoven, Netherlands; Martos, Poland; Curitiba, Brazil; Blumenau, Brazil; Fortaleza, Brazil; Goias, Brazil; São Paulo, Brazil; Barueri, Brazil; Santiago, Chile; Bogota, Colombia; Cota, Colombia; Mexico City, Mexico; Lima, Peru; and Miami, Florida.
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
The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." The Company has never declared or paid a cash dividend since inception. Under the terms of the Company’s revolving credit facility, the payment of cash dividends is restricted. As of August 29, 2016, there were approximately 535 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2016
First quarter	$39.03	$29.53
Second quarter	41.18	32.17
Third quarter	40.48	27.46
Fourth quarter	42.54	35.57
Fiscal Year 2015
First quarter	$39.98	$34.49
Second quarter	42.52	31.32
Third quarter	41.10	32.99
Fourth quarter	41.95	37.52

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on the Company’s common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2011.

	2011	2012	2013	2014	2015	2016
ScanSource, Inc.	$100	$82	$85	$102	$102	$99
NASDAQ Composite	$100	$109	$128	$169	$192	$188
SIC Code 5045 – Computers & Peripheral Equipment	$100	$97	$109	$156	$144	$183

Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2014, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock for up to three years. During the year ended June 30, 2016, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2015 through July 31, 2015	316,738	$37.50	316,738	$89,354,059
August 1, 2015 through August 31, 2015	394,944	$36.37	394,944	$74,989,947
September 1, 2015 through September 30, 2015	437,421	$35.91	437,421	$59,283,524
October 1, 2015 through October 31, 2015	313,799	$37.28	313,799	$47,585,237
November 1, 2015 through November 30, 2015	266,120	$37.82	266,120	$37,520,574
December 1, 2015 through December 31, 2015	221,121	$35.62	221,121	$29,645,281
January 1, 2016 through January 31, 2016	522,880	$29.44	522,880	$14,254,276
February 1, 2016 through February 29, 2016	341,487	$32.82	341,487	$3,048,328
March 1, 2016 through March 31, 2016	6,049	$37.98	6,049	$2,818,608
April 1, 2016 through April 30, 2016	—	$—	—	$2,818,608
May 1, 2016 through May 31, 2016	6,251	$37.96	6,251	$2,581,308
June 1, 2016 through June 30, 2016	57,400	$33.01	57,400	$480,185
Total	2,884,210	$34.93	2,884,210	$480,185

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,540,226	$3,218,626	$2,913,634	$2,876,964	$3,015,296
Cost of goods sold	3,184,786	2,891,536	2,612,535	2,584,090	2,713,272
Gross profit	355,440	327,090	301,099	292,874	302,024
Selling, general and administrative expenses	257,269	222,982	192,492	191,216	188,388
Impairment charges (legal recovery)	—	—	(15,490)	48,772	—
Change in fair value of contingent consideration	1,294	2,667	2,311	1,843	120
Operating income	96,877	101,441	121,786	51,043	113,516
Interest expense	2,124	1,797	731	775	1,639
Interest income	(3,448)	(2,638)	(2,364)	(2,238)	(2,886)
Other (income) expense, net	2,191	2,376	312	(520)	3,552
Income before income taxes	96,010	99,906	123,107	53,026	111,211
Provision for income taxes	32,391	34,487	41,318	18,364	36,923
Net income	$63,619	$65,419	$81,789	$34,662	$74,288
Net income per common share, basic	$2.40	$2.29	$2.89	$1.25	$2.72
Weighted-average shares outstanding, basic	26,472	28,558	28,337	27,774	27,362
Net income per common share, diluted	$2.38	$2.27	$2.86	$1.24	$2.68
Weighted-average shares outstanding, diluted	26,687	28,799	28,602	27,994	27,751

	As of June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance sheet data:
Working capital	$643,793	$645,398	$715,850	$614,378	$533,529
Total assets	1,491,185	1,476,941	1,335,124	1,164,183	1,201,806
Total long-term debt (including current debt)	76,856	8,826	5,429	5,429	9,697
Total shareholders’ equity	$774,496	$808,985	$802,643	$695,956	$652,311

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions for approximately 400 technology manufacturers and sell to approximately 34,000 resellers in the following specialty technology markets: POS and barcode, networking and security, communications, and emerging technologies.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president: Worldwide Barcode and Security and Worldwide Communications and Services.

The Company operates in the United States, Canada, Latin America, and Europe. The Company sells to the United States and Canada from distribution centers in Mississippi and Virginia; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers located in Belgium, France, Germany, and the United Kingdom.

The Company distributes products for many of its key vendors, including Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/ Ruckus Wireless, Cisco, Datalogic, Dell, Dialogic, Elo, Epson, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone and Zebra Technologies.

Recent Developments

On August 8, 2016 the Company announced a definitive agreement to acquire Intelisys Communications, Inc., the industry-leading technology services distributor of business telecommunications and cloud services. Upon completion of the transaction, Intelisys will join the Worldwide Communications and Services segment of ScanSource. The acquisition is expected to close in the quarter ending September 30, 2016, subject to the satisfaction of customary closing conditions and receipt of regulatory approvals.

On October 1, 2015, we branded ScanSource Security as ScanSource Networking and Security to build on the growing demand for networking solutions.  With these changes and the acquisition of KBZ, we moved some business operations from our Communications & Services segment to our Barcode & Security segment.  We have reclassified prior period results to provide comparable information.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc., a Cisco Authorized Distributor specializing in video conferencing, services and cloud. KBZ joined the Company's Worldwide Barcode and Security operating segment. This acquisition supports the Company's strategy to be the leading value-added provider of technology products and solutions.

On January 13, 2015, the Company acquired Brazilian Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A.(“Network1”). Network1 joins the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added provider of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

On September 19, 2014, the Company acquired Imago Group plc, a European value-added provider of video and voice communications equipment and services. Imago is an addition to the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added provider of video, voice, and data solutions for resellers in Europe.

Our objective is to continue to grow profitable sales in the technologies we sell and to focus on growth in higher margin business. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we sell. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

Cost Control/Profitability

Our operating income growth is driven not only by gross profits but by a disciplined control of operating expenses. Our operations feature scalable information systems, streamlined management, and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective order fulfillment. From inception, we have managed our general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have continued to invest in new technologies, and increased marketing efforts to recruit resellers.

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

Non-GAAP Operating Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, we disclose non-GAAP operating income, non-GAAP net income and non-GAAP diluted earnings per share. We completed acquisitions on September 19, 2014 and January 13, 2015, both of which were structured with earnout payments. Given the size of the acquisitions and potential variability of fair value adjustments on operating results, non-GAAP results exclude amortization of intangible assets related to acquisitions, change in fair value of contingent consideration, and acquisition costs. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods.

Below, we are providing a non-GAAP reconciliation of net income and earnings per share adjusted for the costs and charges mentioned above:

	Year ended June 30, 2016				Year ended June 30, 2015
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS

GAAP Measures	$96,877	$96,010	$63,619	$2.38	$101,441	$99,906	$65,419	$2.27
Adjustments:
Amortization of intangible assets	9,828	9,828	6,790	0.25	6,641	6,641	4,599	0.16
Change in fair value of contingent considerations	1,294	1,294	977	0.04	2,667	2,667	1,842	0.06
Acquisition costs	863	863	863	0.04	3,254	3,254	3,254	0.12
Non-GAAP measures	$108,862	$107,995	$72,249	$2.71	$114,003	$112,468	$75,114	$2.61

Return on Invested Capital
Management uses ROIC as a performance measurement to assess efficiency at allocating capital under the Company's control to generate returns. Management believes this metric balances the Company's operating results with asset and liability management, is not impacted by capitalization decisions and correlates with shareholder value creation. In addition, it is easily computed, communicated and understood. ROIC also provides management a measure of the Company's profitability on a basis more comparable to historical or future periods.

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the fiscal years ended June 30, 2016, 2015, and 2014, respectively.

	2016	2015	2014
Return on invested capital ratio	13.3%	14.6%	15.7%
The components of our ROIC calculation and reconciliation to the Company's financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net income (GAAP)	$63,619	$65,419	$81,789
Plus: income taxes	32,391	34,487	41,318
Plus: interest expense	2,124	1,797	731
Plus: depreciation & amortization	17,154	11,997	7,375
EBITDA	115,288	113,700	131,213
Change in fair value of contingent consideration	1,294	2,667	2,311
Adjustments(a)	863	3,254	(15,490)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$117,445	$119,621	$118,034

Invested capital calculations	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Equity – beginning of the year	$808,985	$802,643	$695,956
Equity – end of the year	774,496	808,985	802,643
Change in fair value of contingent consideration, net of tax	977	1,842	1,525
Adjustments, net of tax(a)	863	3,254	(9,756)
Average equity, adjusted	792,661	808,362	745,184
Average funded debt(b)	93,500	13,421	5,429
Invested capital (denominator)	$886,161	$821,783	$750,613
Return on invested capital	13.3%	14.6%	15.7%

(a)     Includes acquisition costs for the years ended June 30, 2016 and 2015 and a legal recovery, net of attorney fees for the year ended June 30, 2014.
Acquisition costs are non-deductible for tax purposes.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

The decrease in our return on invested capital from the prior year is largely due to increased average funded debt to fund acquisitions.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2016	2015	2014
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	90.0	89.8	89.7
Gross profit	10.0	10.2	10.3
Selling, general and administrative expenses, net of amortization expense	7.0	6.7	6.5
Intangible amortization expense	0.3	0.2	0.1
Legal recovery	0.0	0.0	(0.5)
Change in fair value of contingent consideration	0.0	0.1	0.1
Operating income	2.7	3.2	4.2
Interest expense (income), net	0.0	0.0	(0.1)
Other expense (income), net	0.1	0.1	0.0
Income before income taxes and minority interest	2.7	3.1	4.2
Provision for income taxes	0.9	1.1	1.4
Net income	1.8%	2.0%	2.8%

Comparison of Fiscal Years Ended June 30, 2016, 2015, and 2014

Currency

In this Management Discussion and Analysis, we make references to "constant currency," a non-GAAP performance measure, that excludes the foreign exchange rate impact from fluctuations in the weighted average foreign exchange rates between reporting periods. Certain financial results are adjusted by translating current period results from currencies other than the U.S. dollar using the comparable weighted average foreign exchange rates from the prior year period. This information is provided to view financial results without the impact of fluctuations in foreign currency rates, thereby facilitating comparability between reporting periods.

Net Sales

The Company has two reportable segments, which are based on technologies. Prior period results have been reclassified in the current year to account for the movement of certain business operations from the Worldwide Communications & Services segment to the Worldwide Barcode & Security segment. The following tables summarize the Company’s net sales results by business segment and by geographic location for the comparable fiscal years ending June 30, 2016, 2015, and 2014.

Segments - 2016 compared to 2015

	2016	2015	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$2,381,331	$2,134,124	$247,207	11.6%
Worldwide Communications & Services	1,158,895	1,084,502	74,393	6.9%
Total net sales	$3,540,226	$3,218,626	$321,600	10.0%

On a constant currency basis and excluding acquisitions, consolidated net sales for the Company increased $1.1 million, less than 0.1%, compared with the prior year.

Worldwide Barcode & Security

The Barcode & Security segment consists of sales to technology resellers in North America, Europe, and Latin America. During fiscal year 2016 net sales for this segment increased $247.2 million or 11.6% compared to the prior fiscal year primarily from the inclusion of sales from KBZ, acquired in September 2015. Excluding the foreign exchange negative impact of $80.4 million and sales from acquisitions of $309.4 million, adjusted net sales increased $18.1 million or 0.8%. The increase in adjusted net sales is primarily due to growth in our POS and Barcode business in North America.

Worldwide Communications & Services

The Communications & Services segment consists of sales to technology resellers in North America, Europe and Latin America. During fiscal year 2016, net sales for this segment increased $74.4 million or 6.9% compared to the prior fiscal year primarily driven by the inclusion of a full year of sales for Network1. Excluding the foreign exchange negative impact of $22.8 million and sales from acquisitions of $118.9 million, adjusted net sales decreased $17.1 million or 1.6%. The decrease in adjusted net sales is primarily due to lower sales in North America, partially offset by sales growth in Europe.

Geographic Sales - 2016 compared to 2015

	2016	2015	$ Change	% Change
	(in thousands)
North American	$2,620,184	$2,346,764	$273,420	11.7%
International	920,042	871,862	48,180	5.5%
Total net sales	$3,540,226	$3,218,626	$321,600	10.0%

Segments - 2015 compared to 2014

	2015	2014	$ Change	% Change
	(in thousands)
Worldwide Barcode & Security	$2,134,124	$2,003,911	$130,213	6.5%
Worldwide Communications & Services	1,084,502	909,723	174,779	19.2%
Total net sales	$3,218,626	$2,913,634	$304,992	10.5%

Worldwide Barcode & Security

During fiscal year 2015 net sales for this segment increased $130 million or 6.5% compared to the prior fiscal year. The increase in sales is primarily due to increased big deals for our North America and Europe POS & Barcode, Security and Networking businesses, partially offset by the unfavorable exchange rate variances. Excluding the negative impact of foreign exchange in the amount of $74.7 million, adjusted net sales increased $204.9 million or 10.2% compared to prior year.

Worldwide Communications & Services

During fiscal year 2015, net sales for this segment increased $174.8 million or 19.2% compared to the prior fiscal year. Sales for fiscal year 2015 include Imago ScanSource and Network1 sales, which we acquired in September 2014 and January 2015, respectively. Excluding the negative impact of foreign exchange in the amount of $7.4 million and sales from acquisitions of $181.1 million, adjusted net sales increased $1.0 million or 0.1% compared to prior year. The increase in adjusted net sales is primarily due to growth in our North America Communications and Catalyst businesses.

Geographic Sales - 2015 compared to 2014

	2015	2014	$ Change	% Change
	(in thousands)
North American	$2,346,764	$2,179,890	$166,874	7.7%
International	871,862	733,744	138,118	18.8%
Total net sales	$3,218,626	$2,913,634	$304,992	10.5%

The following tables summarize the Company’s gross profit for the fiscal years ended June 30, 2016, 2015, and 2014:

Gross Profit - 2016 compared to 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode & Security	$199,728	$177,835	$21,893	12.3%	8.4%	8.3%
Worldwide Communications & Services	155,712	149,255	6,457	4.3%	13.4%	13.8%
Total gross profit	$355,440	$327,090	$28,350	8.7%	10.0%	10.2%

Worldwide Barcode & Security

Gross profit dollars for the Barcode & Security segment increased $21.9 million for fiscal year ended 2016 as compared to prior year primarily due to the inclusion of results from the KBZ acquisition. As a percentage of sales, gross profit margin increased slightly to 8.4% as compared to 8.3% for fiscal year 2015. The slight increase gross profit margin is largely due to a more favorable sales mix.

Worldwide Communications & Services

Gross profit dollars for the Communications & Services segment increased $6.5 million for fiscal year ended 2016 as compared to prior year primarily due to the inclusion of a full year of Network1 results. As a percentage of sales, gross profit margin decreased to 13.4% for fiscal year 2016 compared to 13.8% for fiscal year 2015, primarily due to lower vendor program recognition.

Gross Profit - 2015 compared to 2014

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$177,835	$174,932	$2,903	1.7%	8.3%	8.7%
Worldwide Communications & Services	149,255	126,167	23,088	18.3%	13.8%	13.9%
Total gross profit	$327,090	$301,099	$25,991	8.6%	10.2%	10.3%

Worldwide Barcode & Security

Gross profit dollars for the Barcode & Security segment increased $2.9 million for fiscal year 2015 as compared to prior year. However, as a percentage of sales, gross profit margin decreased slightly to 8.3% for fiscal year 2015 as compared to 8.7% for fiscal year 2014. This reduction is largely the result of sales mix, principally higher sales volume of lower margin products.

Worldwide Communications & Services

Gross profit dollars and gross profit margin for the Communications & Services segment increased $23.1 million for fiscal year 2015 as compared to fiscal year 2014. However, as a percentage of sales, gross profit margin decreased slightly to 13.8% compared to 13.9% for fiscal year 2014, primarily due to a less favorable sales mix and lower vendor program recognition as a percentage of sales.

The following tables summarize the Company’s operating expenses for the periods ended June 30, 2016, 2015 and 2014:

Operating expenses - 2016 compared to 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expenses	$257,269	$222,982	$34,287	15.4%	7.3%	6.9%
Change in fair value of contingent consideration	1,294	2,667	(1,373)	(51.5)%	—%	0.1%
Operating expenses	258,563	225,649	32,914	14.6%	7.3%	7.0%

Selling, general and administrative expenses ("SG&A") increased $34.3 million for the fiscal year ending June 30, 2016. The increase in SG&A expenses is primarily due to increased employee-related expenses from recent acquisitions, bad debt expense and amortization expense of intangibles generated through acquisitions.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC, Imago ScanSource, and Network1 separately from other selling, general and administrative expenses. In the current year, we have recorded a $1.3 million loss, driven by recurring amortization of the unrecognized fair value discount, and the achievement of better than expected actual results for Imago ScanSource, partially offset by a reduction in projected results for Network1.

Operating expenses - 2015 compared to 2014

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Selling, general and administrative expense	$222,982	$192,492	$30,490	15.8%	6.9%	6.6%
Impairment charges (legal recovery)	—	(15,490)	15,490	(100.0)%	—%	(0.5)%
Change in fair value of contingent consideration	2,667	2,311	356	15.4%	0.1%	0.1%
Operating expenses	$225,649	$179,313	$46,336	25.8%	7.0%	6.2%

SG&A increased $30.5 million for the fiscal year ending June 30, 2015. The increase in SG&A expenses is primarily due to increased employee-related expenses and additional SG&A for the newly acquired Imago ScanSource and Network1, partially offset by lower bad debt expense.

In the fourth quarter of 2014, we recorded a $15.5 million legal recovery, net of attorney fees, related to our previously-disclosed ERP litigation.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC, Imago ScanSource, and Network1 separately from other selling, general and administrative expenses. In the current year, we have recorded a $2.7 million loss, driven by recurring amortization of the unrecognized fair value discount, and the achievement of better-than-expected actual results for CDC and Imago ScanSource, partially offset by less than expected actual results for Network1.

The following tables summarize the Company’s operating income for the fiscal years ended June 30, 2016, 2015, and 2014:

Operating Income - 2016 compared to 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode & Security	$53,015	$49,045	$3,970	8.1%	2.2%	2.3%
Worldwide Communications & Services	44,725	55,650	(10,925)	(19.6)%	3.9%	5.1%
Corporate	(863)	(3,254)	2,391	(73.5)%	—%	—%
Total operating income	$96,877	$101,441	$(4,564)	(4.5)%	2.7%	3.2%

Worldwide Barcode & Security

For the Barcode & Security segment, operating income increased $4.0 million for the fiscal year ended June 30, 2016 as compared to the prior year. Operating income as a percentage of sales remained flat period to period. The increase in operating income is largely due to increased sales volume due to KBZ, partially offset by increased employee related costs and bad debt expense. Operating income was also negatively impacted by foreign currency translation of our European and Brazilian operations.

Worldwide Communications & Services

For the Communications & Services segment, operating income decreased $10.9 million for the fiscal year ended June 30, 2016 as compared to the prior year. Operating income as a percentage of sales decreased to 3.9% from 5.1%. The decrease in operating income is primarily attributable to decreased gross profit margin, coupled with increased employee related costs and bad debt expense. Operating income was also negatively impacted by foreign currency translation of our European and Brazilian operations.

Corporate

Corporate incurred $0.9 million and $3.3 million in acquisition costs for the years ended June 30, 2016 and 2015, respectively.

Operating Income - 2015 compared to 2014

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Worldwide Barcode & Security	$49,045	$49,544	$(499)	(1.0)%	2.3%	2.5%
Worldwide Communications & Services	55,650	56,752	(1,102)	(1.9)%	5.1%	6.2%
Corporate	(3,254)	15,490	(18,744)	(121.0)%	—%	—%
Total operating income	$101,441	$121,786	$(20,345)	(16.7)%	3.2%	4.2%

Worldwide Barcode & Security

For the Barcode & Security segment, operating income decreased $0.5 million for the fiscal year ended June 30, 2015 as compared to the prior year. The decrease in operating income is largely due to increased employee-related costs, partially offset by a reduction in bad debt expense. Operating income was also negatively impacted by foreign currency translation of our European and Brazilian operations.

Worldwide Communications & Services

For the Communications & Services segment, operating income decreased $1.1 million for the fiscal year ended June 30, 2015 as compared to the prior year. The decrease in operating income is primarily attributable to increased employee-related costs and amortization expense, both generated from acquisitions, partially offset by the increase in sales volume due to the same acquisitions.

Corporate

Corporate incurred $3.3 million in acquisition costs for the year ended June 30, 2015. For the year ended June 30, 2014, Corporate received a legal recovery, net of attorney fees, of $15.5 million, related to our previously-disclosed ERP litigation.

The following tables summarize the Company’s total other (income) expense for the fiscal years ended June 30, 2016, 2015, and 2014:

Total Other (Income) Expense - 2016 compared to 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$2,124	$1,797	$327	18.2%	0.1%	0.1%
Interest income	(3,448)	(2,638)	(810)	30.7%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	2,571	3,044	(473)	(15.5)%	0.1%	0.1%
Other, net	(380)	(668)	288	(43.1)%	—%	—%
Total other (income) expense	$867	$1,535	$(668)	(43.5)%	—%	—%

Interest expense reflects interest incurred on borrowings, non-utilization fees from the Company's revolving credit facility, and amortization of debt issuance costs. The interest expense increased principally from the borrowings on the Company's multi-currency revolving credit facility.

Interest income for the year ended June 30, 2016 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. The increase in interest income year-over-year is largely driven by a higher effective interest rate on higher deposit levels in our Brazilian entity.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. The Company experienced foreign exchange losses as foreign currency exchange rates weakened against the U.S. dollar. Losses were partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Total Other (Income) Expense - 2015 compared to 2014

					% of Sales June 30,
	2015	2014	$ Change	% Change	2015	2014
	(in thousands)
Interest expense	$1,797	$731	$1,066	145.8%	0.1%	—%
Interest income	(2,638)	(2,364)	(274)	11.6%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	3,044	616	2,428	nm*	0.1%	—%
Other, net	(668)	(304)	(364)	119.7%	—%	—%
Total other (income) expense	$1,535	$(1,321)	$2,856	(216.2)%	—%	—%

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

The Company experienced higher foreign exchange losses as compared to prior year primarily from significant changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures. In addition, the increase includes the higher costs of foreign exchange hedging for Network1, primarily related to the hedging of the U.S. dollar-denominated accounts payable.

Provision for Income Taxes

Income tax expense was $32.4 million, $34.5 million, and $41.3 million for the fiscal years ended June 30, 2016, 2015, and 2014 respectively, reflecting an effective tax rate of 33.7%, 34.5%, and 33.6%, respectively. The decrease in the effective tax rate for fiscal year 2016 as compared to fiscal year 2015, is primarily due to additional tax credits generated. The increase in the effective tax rate for fiscal year 2015 as compared fiscal year 2014, is primarily due to the impact of non-deductible acquisition costs incurred during 2015. The Company expects the fiscal year 2017 effective tax rate to range between 34% and 35%.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2016				Fiscal 2015
	Jun. 30 2016	Mar. 31 2016	Dec. 31 2015	Sept. 30 2015	Jun. 30 2015	Mar. 31 2015	Dec. 31 2014	Sept. 30 2014
	(in thousands, except per share data)
Net sales	$877,471	$798,404	$993,522	$870,829	$856,685	$763,203	$807,019	$791,720
Cost of goods sold	794,692	713,928	892,889	783,277	765,367	683,187	728,908	714,075
Gross profit	$82,779	$84,476	$100,633	$87,552	$91,318	$80,016	$78,111	$77,645
Net income	$12,925	$14,042	$20,656	$15,996	$16,447	$12,943	$16,821	$19,208
Weighted-average shares outstanding, basic	25,661	25,863	26,648	27,702	28,461	28,646	28,579	28,544
Weighted-average shares outstanding, diluted	25,879	25,967	26,902	27,929	28,722	28,855	28,831	28,794
Net income per common share, basic	$0.50	$0.54	$0.78	$0.58	$0.58	$0.45	$0.59	$0.67
Net income per common share, diluted	$0.50	$0.54	$0.77	$0.57	$0.57	$0.45	$0.58	$0.67

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP"). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or market, and vendor incentives. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. For further discussion of our significant accounting policies, refer to Note 1 - Business and Summary of Significant Accounting Policies.
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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2016 and 2015, the Company completed its annual impairment test as of April 30 and determined that no goodwill impairment charge was necessary.
See Note 6 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of CDC, Imago, and Network1, the Company is obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective share purchase agreements. Future payments are to be paid in the functional currency of the acquired entity, which is the Brazilian real for CDC and Network and the British pound for Imago. The Company paid the final earnout payment to the former shareholders of CDC during fiscal year 2016. Imago has one remaining earnout payment to be paid during fiscal year 2017 and Network1 has three remaining earnout payments to be paid in annual installments during fiscal years 2017 through 2019. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.
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
Cash and cash equivalents totaled $61.4 million at June 30, 2016, compared to $121.6 million at June 30, 2015, of which $52.7 million and $43.4 million was held outside of the United States as of June 30, 2016 and 2015, respectively. Checks released but not yet cleared from these accounts in the amounts of $78.3 million and $62.9 million are classified as accounts payable as of June 30, 2016 and June 30, 2015, respectively.
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
Our net investment in working capital decreased $1.6 million to $643.8 million at June 30, 2016 from $645.4 million at June 30, 2015, principally from higher accounts receivable and reduced accounts payable, partially offset by lower cash. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2016	June 30, 2015
Operating activities	$52,211	$75,522
Investing activities	(73,556)	(80,541)
Financing activities	(36,305)	(56,893)
Effect of exchange rate change on cash and cash equivalents	(2,596)	(11,293)
Increase (decrease) in cash and cash equivalents	$(60,246)	$(73,205)
Net cash provided by operating activities was $52.2 million for year ended June 30, 2016, compared to $75.5 million in the prior year. Operating cash flows for the year ended June 30, 2016 is primarily attributable to net income, and increases in accounts receivable and non-cash adjustments, partially offset by increases in accounts payable, excluding the impact of initial accounts balances assumed from the KBZ acquisition.
The number of days sales outstanding ("DSO") was 57 at June 30, 2016 and 55 at June 30, 2015. Throughout the fiscal year DSO ranged from 53 to 59. Inventory turnover decreased to 5.6 times during the fourth quarter of the current fiscal year, compared to 5.9 times in the prior year quarter. Throughout fiscal year 2016 inventory turnover ranged from 4.9 to 6.0 times.

Cash used in investing activities for the year ended June 30, 2016 was $73.6 million, compared to $80.5 million used in the prior year. Investing cash flows for the year ended June 30, 2016 is primarily driven by cash used to acquire KBZ in September 2015.

Cash used in financing activities for the year ended June 30, 2016 totaled to $36.3 million, compared to $56.9 million in the prior year. Cash used in the current year is primarily attributable to common stock repurchases, partially offset by proceeds from borrowing on the revolving credit facility.

In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Since the inception of the program through June 30, 2016, the Company repurchased 3.4 million shares totaling approximately $119.5 million, of which $100.8 million was repurchased during the year ended June 30, 2016.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40% depending on the Leverage Ratio, on non-utilized borrowings availability, excluding swingline loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. We were in compliance with all covenants under the credit facility as of June 30, 2016. There was $71.4 million and $0.0 million outstanding on the revolving credit facility at June 30, 2016 and June 30, 2015.
On a gross basis, we borrowed $1,377 million and repaid $1,305 million on the $300.0 million revolving credit facility in fiscal 2016. In the prior year, we borrowed $93.6 million and repaid $93.6 million. The average daily balance on the revolving credit facility was $86.6 million and $1.6 million for the years ended June 30, 2016 and 2015, respectively. Letters of credit issued under the multi-currency revolving credit facility totaled €0.4 million and €0.0 million as of June 30, 2016 and 2015, respectively. There was $228.2 million and $300 million available for additional borrowings as of June 30, 2016 and 2015.

Imago ScanSource has a multi-currency invoice discounting credit facility secured by the subsidiary’s assets for its operations based in the United Kingdom. The invoice discounting facility allows for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.2 million, €0.3 million, and $0.1 million. Borrowings under the invoice discounting facility bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for British pound sterling-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the U.S. dollar-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at June 30, 2016.
On April 15, 2011, the Company purchased CDC. The purchase price was paid with an initial payment of $36.2 million, net of cash acquired, assumption of working capital payables and debt, and variable annual payments through October 2015 based on CDC's annual financial results. The Company made the final earnout payment to the former shareholders of CDC during fiscal year 2016.

On September 19, 2014, the Company purchased Imago. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. The Company has made one earnout payment as of June 30, 2016 totaling $2.9 million. As of June 30, 2016, we have $2.9 million recorded for the earnout obligation, all of which is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company purchased Network1. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus additional annual cash installments based on EBITDA over the next 4 years, commencing with the period ending June 30, 2015. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.3 million net cash paid for Network1and assumed net debt of $35.2 million as part of the initial consideration. The Company has made one earnout payment totaling $1.3 million. As of June 30, 2016, we have $21.8 million recorded for the earnout obligation, of which $8.7 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. The outstanding balance on this facility was $5.4 million as of June 30, 2016 and 2015, and the effective interest rate was 1.32% and 1.03%, respectively. The Company was in compliance with all covenants associated with this agreement as of June 30, 2016.
The Company believes that its existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under the Company’s credit agreements, will provide sufficient resources to meet the Company’s present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2016, the Company had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnouts pertaining to the Network1 and Imago ScanSource acquisitions. See Notes 7, 9 and 13 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$13,975	$6,828	$5,495	$1,624	$28
Capital lease	248	248	—	—	—
Principal debt payments	5,429	—	329	671	4,429
Contingent consideration(2)	24,652	11,594	13,058	—	—
Other(3)	—	—	—	—	—
Total obligations	$44,304	$18,670	$18,882	$2,295	$4,457

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

(2)
Amounts disclosed regarding future Imago ScanSource and Network1 earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments could range as high as $3.0 million and $26.0 million, respectively, as of June 30, 2016.

(3)
Amounts totaling $17.9 million of deferred compensation, which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2016, have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary line of credit for the fiscal year ended June 30, 2016 would have resulted in less than a $0.9 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At June 30, 2016, the Company had $76.9 million in variable rate long term debt and borrowings under the revolving credit facility with no interest rate swaps in place. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from its foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. These risks may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos, and Peruvian nuevos soles. At June 30, 2016, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.5 million. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.
We have audited the accompanying consolidated balance sheets of ScanSource Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScanSource, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2016 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.
We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of ScanSourceGov, Inc. ("KBZ"), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 4 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2016. As indicated in Management’s Report, KBZ was acquired during the year ended June 30, 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of KBZ.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended June 30, 2016 and 2015, and our report dated August 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 29, 2016

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$61,400	$121,646
Accounts receivable, less allowance of $39,032 at June 30, 2016 and $32,589 at June 30, 2015	559,557	522,532
Inventories	558,581	553,063
Prepaid expenses and other current assets	49,367	46,917
Total current assets	1,228,905	1,244,158
Property and equipment, net	52,388	46,574
Goodwill	92,715	66,509
Net identifiable intangible assets	51,127	46,272
Deferred income taxes	28,813	38,963
Other non-current assets	37,237	34,465
Total assets	$1,491,185	$1,476,941
Liabilities and Shareholders’ Equity
Current liabilities:
Current debt	$—	$2,860
Accounts payable	471,487	501,329
Accrued expenses and other current liabilities	98,975	81,000
Current portion of contingent consideration	11,594	9,391
Income taxes payable	3,056	4,180
Total current liabilities	585,112	598,760
Deferred income taxes	2,555	3,773
Long-term debt, net of current portion	5,429	5,966
Borrowings under revolving credit facility	71,427	—
Long-term portion of contingent consideration	13,058	24,569
Other long-term liabilities	39,108	34,888
Total liabilities	716,689	667,956
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,614,673 and 28,214,153 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	67,249	157,172
Retained earnings	779,934	716,315
Accumulated other comprehensive (loss) income	(72,687)	(64,502)
Total shareholders’ equity	774,496	808,985
Total liabilities and shareholders’ equity	$1,491,185	$1,476,941

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2016, 2015, and 2014
(in thousands, except per share information)

	2016	2015	2014
Net sales	$3,540,226	$3,218,626	$2,913,634
Cost of goods sold	3,184,786	2,891,536	2,612,535
Gross profit	355,440	327,090	301,099
Selling, general and administrative expenses	257,269	222,982	192,492
Legal recovery on impairment charges	—	—	(15,490)
Change in fair value of contingent consideration	1,294	2,667	2,311
Operating income	96,877	101,441	121,786
Interest expense	2,124	1,797	731
Interest income	(3,448)	(2,638)	(2,364)
Other (income) expense, net	2,191	2,376	312
Income before income taxes	96,010	99,906	123,107
Provision for income taxes	32,391	34,487	41,318
Net income	$63,619	$65,419	$81,789
Per share data:
Net income per common share, basic	$2.40	$2.29	$2.89
Weighted-average shares outstanding, basic	26,472	28,558	28,337
Net income per common share, diluted	$2.38	$2.27	$2.86
Weighted-average shares outstanding, diluted	26,687	28,799	28,602

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Net income	$63,619	$65,419	$81,789
Foreign currency translation adjustment	(8,185)	(47,802)	6,272
Comprehensive income	$55,434	$17,617	$88,061

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2016, 2015, and 2014
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2013	27,971,809	$149,821	$569,107	$(22,972)	$695,956
Net income	—	—	81,789	—	81,789
Foreign currency translation adjustment	—	—	—	6,272	6,272
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	567,672	12,581	—	—	12,581
Share based compensation	—	5,328	—	—	5,328
Tax benefit of deductible compensation arising from exercise or vesting of share-based payment arrangements	—	717	—	—	717
Balance at June 30, 2014	28,539,481	$168,447	$650,896	$(16,700)	$802,643
Net income	—	—	65,419	—	65,419
Foreign currency translation adjustment	—	—	—	(47,802)	(47,802)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	154,497	760	—	—	760
Common stock repurchased	(479,825)	(18,768)			(18,768)
Share based compensation	—	6,517	—	—	6,517
Tax benefit of deductible compensation arising from exercise or vesting of share-based payment arrangements	—	216	—	—	216
Balance at June 30, 2015	28,214,153	$157,172	$716,315	$(64,502)	$808,985
Net income	—	—	63,619	—	63,619
Foreign currency translation adjustment	—	—	—	(8,185)	(8,185)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	284,730	3,994	—	—	3,994
Common stock repurchased	(2,884,210)	(100,751)	—	—	(100,751)
Share based compensation	—	7,093	—	—	7,093
Tax shortfall from exercise or vesting of share-based payment arrangements	—	(259)	—	—	(259)
Balance at June 30, 2016	25,614,673	$67,249	$779,934	$(72,687)	$774,496

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$63,619	$65,419	$81,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,154	11,997	7,375
Amortization of debt issue costs	297	297	312
Provision for doubtful accounts	7,571	993	6,573
Share-based compensation	7,093	6,522	5,248
Deferred income taxes	1,846	3,921	8,606
Excess tax benefits from share-based payment arrangements	(101)	(260)	(982)
Change in fair value of contingent consideration	1,294	2,667	2,311
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,167	(14,476)	(31,860)
Inventories	2,999	(37,695)	(99,214)
Prepaid expenses and other assets	4,612	2,337	6,206
Other noncurrent assets	(2,186)	1,431	1,285
Accounts payable	(71,706)	28,280	57,532
Accrued expenses and other liabilities	6,401	7,449	(5,357)
Income taxes payable	(849)	(3,360)	7,898
Net cash provided by (used in) operating activities	52,211	75,522	47,722
Cash flows from investing activities:
Capital expenditures	(12,081)	(20,762)	(11,228)
Cash paid for business acquisitions, net of cash acquired	(61,475)	(59,779)	—
Net cash provided by (used in) investing activities	(73,556)	(80,541)	(11,228)
Cash flows from financing activities:
Borrowings (repayments) short-term borrowings, net	—	(24,097)	—
Borrowings on revolving credit, net of expenses	1,376,620	93,579	—
Repayments on revolving credit, net of expenses	(1,305,193)	(93,579)	—
Repayments on long-term debt	(2,792)	(9,146)	—
Repayments of capital lease obligations	(223)	(262)	—
Debt issuance costs	—	—	(468)
Contingent consideration payments	(8,606)	(5,640)	(3,810)
Exercise of stock options	3,994	760	12,581
Repurchase of common stock	(100,206)	(18,768)	—
Excess tax benefits from share-based payment arrangements	101	260	982
Net cash provided by (used in) financing activities	(36,305)	(56,893)	9,285
Effect of exchange rate changes on cash and cash equivalents	(2,596)	(11,293)	908
Increase (decrease) in cash and cash equivalents	(60,246)	(73,205)	46,687
Cash and cash equivalents at beginning of period	121,646	194,851	148,164
Cash and cash equivalents at end of period	$61,400	$121,646	$194,851

Supplemental disclosure of cash flow information:
Interest paid during the year	$1,706	$1,075	$739
Income taxes paid during the year	$33,859	$36,272	$24,323
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2016

(1)	Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added solutions for technology manufacturers and sell to resellers in specialty technology markets through its Worldwide Barcode & Security segment and Worldwide Communications & Services segment. The Company's two operating segments are based on product, customer and service type.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells to the United States and Canada from its distribution centers located in Mississippi and Virginia; to Latin America principally from distribution centers located in Florida, Mexico, Brazil and Colombia; and to Europe from distribution centers located in Belgium, France, Germany and the United Kingdom.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2016, 2015, and 2014.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

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

(c) Purchase Price Allocations

For each acquisition, the Company allocates the purchase price to assets acquired, liabilities assumed, and goodwill and intangibles in accordance with ASC 805. We recognize assets and liabilities acquired at the their estimated fair values. Management uses judgment to (1) identify the acquired assets and liabilities assumed, (2) estimate the fair value of these assets, (3) estimate the useful life of the assets, and (4) assess the appropriate method for recognizing depreciation or amortization expense over the asset’s useful life.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $78.3 million and $62.9 million are classified as accounts payable as of June 30, 2016 and June 30, 2015, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality and holds amounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits or other insured limits. Cash and cash equivalents held outside of the United States totaled $52.7 million and $43.4 million as of June 30, 2016 and 2015, respectively.

Concentration of Credit Risk

The Company sells to a large base of value-added resellers throughout the United States, Canada, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. In addition, the Company carries credit insurance on certain subsections of the customer portfolio. No single customer accounted for more than 5% of the Company’s net sales for fiscal years 2016 , 2015, or 2014.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies and from intercompany loans with foreign subsidiaries. In addition, the Company may have foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currencies are denominated primarily in Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos, and Peruvian nuevos.

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

During the fiscal year ended June 30, 2015, through the acquisition of Network1, the Company assumed borrowings denominated in foreign currencies that were hedged into the functional currency of the respective borrowing entity using cross-currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involved the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross-currency debt instruments were recognized as adjustments to other income and expense in the Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements were recognized as adjustments to interest expense in the Consolidated Income Statements.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $17.9 million and $16.0 million as of June 30, 2016 and June 30, 2015, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $1.6 million and $0.7 million at June 30, 2016 and June 30, 2015, respectively.

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

The Company records unrestricted volume rebates received as a reduction of inventory a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivables from vendors that are not yet earned are deferred in the Consolidated Balance Sheets. In addition, the Company may receive early payment discounts from certain vendors. The Company records early

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

payment discounts received as a reduction of inventory, thereby resulting in a reduction of cost of goods sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates.

Vendor Concentration

The Company sells products from many vendors, however, sales of products supplied by Avaya, Cisco, and Zebra each constituted more than 10% of the Company’s net sales for the year ended June 30, 2016. For the year ended June 30, 2015, sales of products supplied by Avaya and Zebra each constituted more than 10% of the Company's net sales. Sales of products supplied by Avaya, Honeywell, and Zebra constituted more than 10% of the Company's net sales for the year ended June 30, 2014.

Product Warranty

The Company’s vendors generally provide a warranty on the products provided by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In three of our product lines, the Company offers a self-branded warranty program, in which management has determined that the Company is the primary obligor. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As a result, the Company has not recorded a provision for estimated service warranty costs. For all other product lines, the Company does not independently provide a warranty on the products it sells; however, to maintain customer relations, the Company facilitates returns of defective products from the Company’s customers by accepting for exchange, with the Company’s prior approval, most defective products within 30 days of invoicing.

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

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our operating segments, Barcode & Security and Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections, and industry information are used in making such estimates.

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

See Note 6 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

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

These assets are shown in detail in Note 6 - Goodwill and Other Identifiable Intangible Assets.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former shareholders of CDC, Imago, and Network1, the Company is obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings measure as defined in the respective share purchase agreements. Future payments are to be paid in the subsidiary's local currency. In accordance with ASC 805, the Company determined the fair value of this liability for contingent consideration on the respective acquisition dates using a form of a probability-weighted discounted cash flow model following the income approach. Each period, the Company reflects the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item in the Consolidated Income Statements. The final earnout payment to the former shareholders of CDC was paid during fiscal year 2016.

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

The Company provides third-party service contracts, typically for product maintenance and support. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. Since the Company acts as an agent on behalf of most of these service contracts sold, revenue is recognized net of cost at the time of sale. However, the Company provides some self-branded warranty programs and engages a third party (generally the original equipment manufacturer) to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract and presented in net sales and cost of goods sold, respectively.

Service revenue associated with third-party service contracts and warranty programs, as mentioned above, along with configuration and marketing services is recognized when the work is complete, and the four criteria discussed above have been substantially met. Service revenue associated with service contracts, warranty programs, configuration, marketing and other services approximates 3% of consolidated net sales for fiscal years 2016 and 2015, compared to 2% of consolidated net sales for fiscal year 2014.

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company did not engage in sales transactions involving multiple element arrangements.

Shipping Revenue and Costs

Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue was $13.0 million for the year ended June 30, 2016 and $12.2 million for the years ended June 30, 2015 and 2014, respectively.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three fiscal years ended June 30, 2016. Deferred advertising costs for any of the three fiscal years ended June 30, 2016 were also not significant.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include U.S. dollars, Brazilian reais, euros, British pounds, and Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes. In 2016, the Company adopted Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes and reclassified all current deferred taxes and the related valuation allowances to noncurrent positions on the Consolidated Balance Sheets. The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies are considered retained indefinitely for reinvestment. See Note 12 - Income Taxes for further discussion.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5 - Acquisitions for further discussion.

Reclassifications

In accordance with ASU 2015-17, all prior year deferred income taxes that were previously classified as current assets and liabilities have been reclassified to non-current positions on the Consolidated Balance Sheets. The Company reclassified $20.6 million of deferred income tax previously classified as current assets to non-current assets as of June 30, 2015.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2018. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

In December 2015, the FASB issued final guidance requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. In addition, companies will also be required to classify valuation allowances on deferred taxes as noncurrent. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is permitted. The guidance may be adopted on either a prospective or retrospective basis. This guidance was adopted by the Company during fiscal year 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) simplifying several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement, and will appropriately be classified as an operating activity. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

(2)Earnings per Share

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Net income	$63,619	65,419	81,789

Denominator:
Weighted-average shares, basic	26,472	28,558	28,337
Dilutive effect of share-based payments	215	241	265
Weighted-average shares, diluted	26,687	28,799	28,602

Net income per common share, basic	$2.40	$2.29	$2.89
Net income per common share, diluted	$2.38	$2.27	$2.86

For the years ended June 30, 2016, 2015 and 2014, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 461,090, 340,697 and 230,706, respectively.

(3)Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2016	2015
	(in thousands)
Land	$3,009	$3,009
Buildings and leasehold improvements	20,473	21,266
Computer software and equipment	46,112	44,444
Furniture, fixtures and equipment	23,316	16,849
Construction in progress	4,897	126
	97,807	85,694
Less accumulated depreciation	(45,419)	(39,120)
	$52,388	$46,574

During the fiscal year ended June 30, 2016, the increase in net fixed assets from the prior year is largely due to capital expenditures for building expansions and improvements to the Company's headquarters in Greenville, SC and SAP improvements during the year.

Depreciation expense was $7.3 million, $5.4 million, and $3.5 million, respectively, for the fiscal years ended 2016, 2015, and 2014.

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

	June 30,
	2016	2015
	(in thousands)
Deferred warranty revenue	$29,836	$22,346
Accrued compensation	19,917	20,906
Accrued marketing expense	2,459	1,480
Accrued freight	3,507	3,291
Brazilian pre-acquisition contingencies	2,941	3,676
Other taxes payable	11,044	9,240
Other accrued liabilities	29,271	20,061
	$98,975	$81,000

(5)     Acquisitions

KBZ

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc., a Cisco Authorized Distributor specializing in video conferencing, services, and cloud. KBZ is part of the Company's Worldwide Barcode and Security operating segment. This acquisition enables the Company to enhance its focus on Cisco’s solutions, combining the strengths of both distributors to provide a more robust portfolio of products, solutions and services. The results of operations of KBZ have been included in the consolidated results from the date of acquisition.

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in $61.5 million net cash paid for KBZ.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Pro forma results of operations have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price allocation is as follows:

September 4, 2015
(in thousands)
Receivables, net	$63,131
Inventory	11,227
Other Current Assets	10,303
Property and equipment, net	677
Goodwill	21,639
Identifiable intangible assets	18,400
Other non-current assets	1,399
$126,776
Accounts payable	$48,271
Accrued expenses and other current liabilities	14,863
Other long-term liabilities	2,167
Consideration transferred, net of cash acquired	61,475
$126,776

Intangible assets acquired include trade names, customer relationships, and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 8 years.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Network1

On January 13, 2015, the Company acquired 100% of the shares of Network1. Network1 is a Brazilian value-added provider of communications equipment and services and is part of the Company’s Worldwide Communications and Services operating segment. ScanSource is committed to becoming the leading value-added provider of communications solutions for resellers in Latin America, and this acquisition represents an important step in this strategy.

Under the share purchase agreement, the Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") over the next 4 years, commencing with the period ending June 30, 2015. The Company acquired $4.8 million of cash during the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration.

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

During the second quarter of fiscal year 2016, the Company finalized the purchase accounting for the Network1 acquisition and recorded all purchase accounting adjustments. Further, during the third quarter of the fiscal year 2016, the Company identified an adjustment related to deferred taxes in association with the Network1 acquisition. The adjustment resulted in a reclassification of approximately $7.9 million from other non-current assets to goodwill as of the opening balance sheet date. There was no impact to previously reported retained earnings, income from continuing operations, net income or earnings per share.

	Goodwill	Identifiable Intangible Assets
	(in thousands)
Purchase price allocation June 30, 2015	$22,536	$23,258
Opening balance sheet adjustments	8,496	(76)
Purchase price allocation June 30, 2016	$31,032	$23,182

Intangible assets acquired include trade names, customer relationships, and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 9 years.

Imago

On September 19, 2014, the Company acquired 100% of the shares of Imago Group plc, a European value-added provider of video and voice communications equipment and services. Subsequent to the acquisition, the Company changed Imago's name to ScanSource Video Communications Ltd. (dba Imago ScanSource). Imago ScanSource is part of the Company’s Worldwide Communications and Services operating segment. This acquisition supports the Company’s strategy to be the leading value-added provider of video, voice, and networking solutions for resellers in Europe.

Under the share purchase agreement entered into with Imago, the Company structured the purchase transaction with an initial cash payment of $37.4 million, plus 2 additional annual cash installments for the twelve month periods ending September 30, 2015 and 2016, based on a form of adjusted EBITDA. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. Please see Note 9 - Fair Value of Financial Instruments for further information regarding the fair value accounting for this contingent consideration.
Pro forma results of operations and a complete purchase price allocation have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price of this acquisition was allocated to the

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

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

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Barcode & Security and Communications & Services.The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2016, 2015, and 2014, no impairment charges related to goodwill were recorded.

Changes in the carrying amount of goodwill for the years ended June 30, 2016 and 2015, by reportable segment, are as follows:

	Barcode & Security Segment	Communications & Services Segment		Total
	(in thousands)
Balance at June 30, 2014	$16,876	$15,466		$32,342
Additions	—	40,802		40,802
Unrealized gain (loss) on foreign currency translation	(1,341)	(5,294)		(6,635)
Balance at June 30, 2015	$15,535	$50,974		$66,509
Additions	21,639	8,496	[1]	30,135
Unrealized gain (loss) on foreign currency translation	(740)	(3,189)		(3,929)
Balance at June 30, 2016	$36,434	$56,281		$92,715
1 The Company finalized the purchase accounting for the Network1 acquisition during the quarter ended December 31, 2015 and subsequently identified an additional correction in the quarter ended March 31, 2016, which resulted in an increased value assumed for goodwill as compared to June 30, 2015.

The following table shows the Company’s identifiable intangible assets as of June 30, 2016 and 2015, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

	June 30, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$70,379	$26,668	$43,711	$59,448	$20,573	$38,875
Trade names	11,270	4,398	6,872	7,857	1,278	6,579
Non-compete agreements	1,103	777	326	1,113	539	574
Distributor agreements	345	127	218	345	101	244
Total intangibles	$83,097	$31,970	$51,127	$68,763	$22,491	$46,272

During fiscal years 2016 and 2015, the Company acquired new customer relationships, trade names and non-compete agreements related to the acquisitions of KBZ, Imago ScanSource and Network1.

The weighted-average amortization period for all intangible assets was approximately 10 years for years ended June 30, 2016 and 2015 and 11 years for the year ended June 30, 2014, respectively. Amortization expense for the years ended June 30, 2016, 2015 and 2014 was $9.8 million, $6.6 million and $3.9 million, respectively.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2017	$10,266
2018	8,084
2019	6,004
2020	5,387
2021	5,277
Thereafter	16,109
Total	$51,127

(7)	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

Imago ScanSource has multi-currency invoice discounting credit facilities secured by the subsidiary’s assets for its operations based in the United Kingdom. The invoice discounting facilities allow for the issuance of funds up to 85% of the amount of each invoice processed, subject to limits by currency of £4.2 million, €0.3 million, and $0.1 million. Borrowings under the invoice discounting facilities bear interest at a base rate determined by currency, plus a spread of 1.85%. The base rate is the United Kingdom base rate published by the Bank of England for British pound sterling-based borrowings, 30-day Euro Interbank Offered Rate ("EUROLIBOR") for Euro-based borrowings, and the Lloyds Bank daily USD published rate for the U.S. dollar-based borrowings. Additionally, the Company is assessed an annual commitment fee of less than £0.1 million. There were no outstanding balances at June 30, 2016.

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that matures on November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiary in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended June 30, 2016 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended June 30, 2016 was 0.175%. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of June 30, 2016. There was $71.4 million and $0.0 million outstanding on the revolving credit facility at June 30, 2016 and June 30, 2015.

The average daily balance on the revolving credit facility during the year ended June 30, 2016 and 2015 was $86.6 million and $1.6 million, respectively. There was $228.2 million and $300 million available for additional borrowings as of June 30, 2016 and 2015, respectively. Letters of credit issued under the multi-currency revolving credit facility totaled €0.4 million and €0.0 million as of June 30, 2016 and 2015 respectively.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi distribution facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2016, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of June 30, 2016 and 2015 and is included in long-term debt. The interest rate at June 30, 2016 and 2015 was 1.32% and 1.03%, respectively.

Network1 held a term loan agreement, denominated in U.S. dollars, with Banco Safra to provide funding for working capital needs. The loan was secured by accounts receivable of the subsidiary. The term loan matured on September 21, 2015 and was repaid in full. The terms of the loan provided for quarterly payments and bore interest at 3.6% per annum. The loan possessed a cross-currency swap contract which bore interest at a base rate equal to the Average One-Day Interbank Deposit Rate ("CDI" rate), plus a spread 2.75% per annum. The CDI interest rate at June 30, 2015 was approximately 13.6%. The outstanding balance as of June 30, 2016 and 2015 was $0.0 million and $0.7 million, respectively.

Network1 had secured multiple term loan agreements, denominated in Brazilian reals, with Banco Bradesco, to provide funding for working capital needs. The term loans matured on May 9, 2016 and were repaid in full. The terms of the loans provided for bi-annual payments of varying amounts and bore interest at 11.48% per annum. The outstanding balance as of June 30, 2016 and 2015 was $0.0 million and $1.8 million, respectively.

Network1 had a secured term loan agreement, denominated in Brazilian real, with Banco do Brasil to provide funding for working capital needs. The term loan was scheduled to mature on October 28, 2017. The terms of the loan provided for monthly payments and bore interest at 12.08% per annum. During the current fiscal year, the Company repaid the loan in full in advance of its maturity date. The outstanding balance as of June 30, 2016 and 2015 was $0.0 million and $0.9 million, of which $0.4 million was classified as current, respectively.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2016 are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

	Long-Term Debt	Revolving Credit Facility
	(in thousands)
Fiscal year:
2017	$—	$—
2018	—	—
2019	329	71,427
2020	333	—
2021	338	—
Thereafter	4,429	—
Total principal payments	$5,429	$71,427

Debt Issuance Costs

As of June 30, 2016, net debt issuance costs associated with the credit facility and bonds totaled $0.7 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities, and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso and Chilean peso. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding with notional amounts of $46.2 million and $80.6 million for the exchange of foreign currencies as of June 30, 2016 and 2015, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net foreign exchange derivative contract (gain) loss	$(1,951)	$(5,364)	$3,640
Net foreign currency transactional and re-measurement (gain) loss	4,522	8,408	(3,024)
Net foreign currency (gain) loss	$2,571	$3,044	$616

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

Cross-Currency Swaps – Through the acquisition of Network1, the Company had borrowings denominated in foreign currencies that were primarily hedged into the functional currency of the respective borrowing entity using cross-currency swaps in order to mitigate the impact of foreign currency exposures and interest rate exposures on these borrowings. These swaps involved the exchange of principal and fixed interest receipts of U.S. dollar-denominated debt held by one of our Brazilian subsidiaries (Network1) for principal and variable interest payments in Brazilian reais. The impact of the changes in foreign exchange rates of the cross-currency debt instruments were recognized as adjustments to other income and expense in the Consolidated Income Statements. Interest rate differentials paid or received under the swap agreements were recognized as adjustments to interest expense in the Consolidated Income Statements, which totaled approximately $0.5 million for the year ended June 30, 2015. The outstanding swaps were settled and the related borrowings were repaid in full during the fiscal year ended June 30, 2016.

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

	As of June 30, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Foreign exchange contracts	$—	$33
Derivative liabilities:(b)
Foreign exchange contracts	$—	$551

(a)	All derivative assets are recorded as prepaid expense and other current assets in the Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC, Imago ScanSource, and Network1. The carrying value of debt listed in Note 7 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$17,893	$17,893	$—	$—
Forward foreign currency exchange contracts	33	—	33	—
Total assets at fair value	$17,926	$17,893	$33	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$17,893	$17,893	$—	$—
Forward foreign currency exchange contracts	551	—	551	—
Liability for contingent consideration, current and non-current	24,652	—	—	24,652
Total liabilities at fair value	$43,096	$17,893	$551	$24,652

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$15,970	$15,970	$—	$—
Forward foreign currency exchange contracts	125	—	125	—
Cross-currency swap agreements	$103	$—	$103	$—
Total assets at fair value	$16,198	$15,970	$228	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$15,970	$15,970	$—	$—
Forward foreign currency exchange contracts	476	—	476	—
Liability for contingent consideration, current and non-current	33,960	—	—	33,960
Total liabilities at fair value	$50,406	$15,970	$476	$33,960

The investments in the deferred compensation plan are held in a "rabbi trust" and include mutual funds and cash equivalents for payment of non-qualified benefits for certain retired, terminated or active employees. These investments are recorded to prepaid and other current assets or other non-current assets depending on their corresponding, anticipated distributions to recipients, which are reported in accrued expenses and other current liabilities or other long-term non-current liabilities, respectively.

Derivative instruments, such as foreign currency forward contracts and cross-currency swap agreements are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

dealers and interest rates quoted by banks (Level 2). See Note 8 - Derivatives and Hedging Activities. Foreign currency contracts and cross-currency swap agreements are classified in the consolidated balance sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago ScanSource and Network1 representing the amounts payable to former shareholders, as outlined under the terms of the applicable share purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 15 - Accumulated Other Comprehensive (Loss) Income.

CDC is part of the Company's Worldwide Barcode and Security Segment, and Imago ScanSource and Network1 are part of the Company's Worldwide Communications and Services segment.

The tables below provides a summary of the changes in fair value of the Company’s contingent considerations for the CDC, Imago ScanSource, and Network1 earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2016 and 2015:

	Contingent Consideration for the Year Ended
	June 30, 2016
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$5,109	$28,851	$33,960
Payments	(4,453)	(4,153)	(8,606)
Change in fair value	181	1,113	1,294
Fluctuation due to foreign currency exchange	(837)	(1,159)	(1,996)
Fair value at end of period	$—	$24,652	$24,652

	Contingent Consideration for the Year Ended
	June 30, 2015
	Barcode & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$11,107	$—	$11,107
Issuance of contingent consideration	—	32,035	32,035
Payments	(5,640)	—	(5,640)
Change in fair value	1,636	1,031	2,667
Fluctuation due to foreign currency exchange	(1,994)	(4,215)	(6,209)
Fair value at end of period	$5,109	$28,851	$33,960

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
June 30, 2016

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

Barcode and Security

The final payment of the contingent consideration related to CDC was paid during the current fiscal year. As of June 30, 2015, the fair value of the contingent consideration was $5.1 million, all of which was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a loss of $0.2 million for the year ended June 30, 2016. The loss was due to the recurring amortization of unrecognized fair value discount.

Communications and Services Segment

The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at June 30, 2016 was $2.9 million, all of which is classified as current. As of June 30, 2015, the fair value of the contingent consideration was $5.4 million, of which $2.6 million was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a loss of $0.9 million for the year ended June 30, 2016, which was largely driven by the recurring amortization of the unrecognized fair value discount and achievement of better than expected actual results. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar drove changes in the translation of this British pound denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range between $2.9 million and $3.0 million, based on the Company’s best estimate of the earnout.

The fair value of the liability for the contingent consideration related to Network1 recognized at June 30, 2016 was $21.8 million of which $8.7 million is classified as current. As of June 30, 2015, the fair value of the contingent consideration was $23.5 million, of which $1.7 million was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a loss of $0.2 million for the year ended June 30, 2016, which was largely driven by the recurring amortization of the unrecognized fair value discount, partially offset by a reduction in future projected results. In addition, volatility in the foreign exchange rate between the Brazilian real and the U.S. dollar drove significant changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $26.0 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

(10)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from three share-based compensation plans (the 1997 Stock Incentive Plan, the 2002 Long-Term Incentive Plan, and the 2013 Long-Term Incentive Plan). Awards are currently only granted under the 2013 Long-Term Incentive Plan. As of June 30, 2016, there were 2,234,445 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,479	$1,480	$1,577
Equity classified restricted stock	5,614	5,042	3,671
Total share-based compensation	$7,093	$6,522	$5,248

Stock Options

During the fiscal year ended June 30, 2016, the Company granted stock options for 128,000 shares to certain employees. These options vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

The Company used the following weighted-average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2016	2015	2014
Expected term	4.02 years	4.02 years	4.00 years
Expected volatility	28.70%	30.06%	33.70%
Risk-free interest rate	1.47%	1.22%	1.07%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option	$9.53	$10.51	$11.91

The weighted-average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends and behaviors of certain groups and individuals receiving these awards. The expected volatility is predominantly based on the historical volatility of our common stock for a period approximating the expected term. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds that have a remaining life similar to the expected option term. The dividend yield assumption was based on our dividend payment history and management's expectations of future dividend payments.

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2016
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,166,031	$35.09
Granted during the period	128,000	38.15
Exercised during the period	(194,041)	29.04
Canceled, forfeited, or expired during the period	(1,825)	32.03
Outstanding, end of year	1,098,165	36.52	5.35	$2,123,342
Vested and expected to vest at June 30, 2016	1,096,239	36.51	5.34	$2,123,244
Exercisable, end of year	819,670	$35.35	4.19	$2,120,598

The aggregate intrinsic value was calculated using the market price of our stock on June 30, 2016 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2016, 2015, and 2014 was $1.3 million, $0.6 million, and $5.4 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2016
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	286,580	$39.98	$10.91
Granted	128,000	38.15	9.53
Vested	(136,085)	38.29	10.93
Canceled or forfeited	—	—	—
Unvested, end of year	278,495	$39.96	$10.27

As of June 30, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.10 years. The total fair value of options vested during the fiscal years ended June 30, 2016, 2015, and 2014 is $1.5 million, $1.6 million and $1.6 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.13 - $22.27	5,600	2.43	$18.14	5,600	$18.14
$22.27 - $26.38	30,000	3.43	24.57	30,000	24.57
$26.38 - $30.49	35,922	6.48	29.59	35,922	29.59
$30.49 - $34.60	296,929	3.38	33.23	296,929	33.23
$34.60 - $38.71	442,765	5.02	36.92	313,940	36.43
$38.71 - $42.82	286,949	8.02	41.77	137,279	42.04
	1,098,165	5.35	$36.52	819,670	$35.35

The Company issues shares to satisfy the exercise of options.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2016, the Company granted 138,634 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs or PUs:

	Fiscal Year Ended June 30, 2016
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees	124,572	December 4, 2015	38.19	Annually over 3 years
Certain employees	476	February 12, 2016	36.30	Annually over 3 years
Non-Employee Directors(1)
Certain Directors	13,500	December 4, 2015	$38.19	6 months
(1) Under the 2013 Long-Term Incentive Plan, non-employee directors will receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted will be established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded annually to each non-employee director generally will be determined by dividing $100,000 by the equity award value of the common stock on the date of grant, as defined in the 2013 Long-Term Incentive Plan. The equity award value means the value per share based on a 45-day averaging of the fair market value of the common stock over a specified period of time, or the fair market value of the common stock on a specified date. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement, or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2016
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	279,196	$38.87
Granted during the period	138,634	38.18
Target shares adjustment during the period (1)	366	39.01
Vested during the period	(133,068)	38.83
Cancelled, forfeited, or expired during the period	(10,324)	40.65
Outstanding, end of year	274,804	$39.06
(1) These target shares granted as RSUs during fiscal year 2015 have service based and performance based vesting conditions. The actual number of shares granted for each of the three tranches, for the period June 1, 2014 through June 30, 2017, is determined after the date of the Company's financial statements. Therefore, the adjustment recognized during fiscal year 2016 represents the variance between the shares assumed to be granted versus at June 30, 2015 the actual shares granted for the first tranche.

As of June 30, 2016, there was approximately $7.6 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.08 years. The Company withheld 42,379 shares for income taxes during the fiscal year ended June 30, 2016.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

(11)    Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended that covers all employees located in the United States meeting certain eligibility requirements. The Company provided a matching contribution equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800. The Company determines its matching contributions annually and can make discretionary contributions in addition to matching contributions. Employer contributions are vested based upon tenure over a five-year period.

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Matching contributions	$735	$626	$553
Discretionary contributions	3,617	5,350	5,207
Total contributions	$4,352	$5,976	$5,760

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

(12)    Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Current:
Federal	$21,855	$24,658	$25,895
State	1,652	1,639	2,439
Foreign	6,100	4,927	3,826
Total current	29,607	31,224	32,160
Deferred:
Federal	3,990	2,165	7,933
State	365	198	725
Foreign	(1,571)	900	500
Total deferred	2,784	3,263	9,158
Provision for income taxes	$32,391	$34,487	$41,318

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
U.S. Federal income tax at statutory rate	$33,603	$34,967	$43,088
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,578	1,318	1,974
Tax credits	(2,517)	(1,435)	(1,935)
Valuation allowance	541	582	803
Effect of foreign operations, net	(1,150)	(1,665)	(1,627)
Stock compensation	(62)	(419)	(494)
Capitalized acquisition costs	70	839	—
Other	328	300	(491)
Provision for income taxes	$32,391	$34,487	$41,318

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2016	2015
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$12,458	$9,925
Inventories	4,799	5,235
Nondeductible accrued expenses	3,842	5,838
Net operating loss carryforwards	3,036	2,223
Tax credits	3,316	2,136
Timing of amortization deduction from goodwill	2,660	10,652
Deferred compensation	6,733	6,014
Stock compensation	6,014	5,730
Timing of amortization deduction from intangible assets	1,600	83
Total deferred tax assets	44,458	47,836
Valuation allowance	(3,029)	(2,509)
Total deferred tax assets, net of allowance	41,429	45,327
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(6,827)	(549)
Timing of amortization deduction from goodwill	(5,370)	(4,908)
Timing of amortization deduction from intangible assets	(2,974)	(4,680)
Total deferred tax liabilities	(15,171)	(10,137)
Net deferred tax assets	$26,258	$35,190

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Domestic	$76,062	$79,364	$104,685
Foreign	19,948	20,542	18,422
Worldwide pretax earnings	$96,010	$99,906	$123,107

As of June 30, 2016, there were (i) gross net operating loss carryforwards of approximately $1.4 million for state income tax purposes; (ii) foreign gross net operating loss carryforwards of approximately $9.0 million; (iii) state income tax credit carryforwards of approximately $1.3 million that will began to expire in 2018; and (iv) withholding tax credits of approximately $2.4 million; and (v) foreign tax credits of less than $0.1 million. The Company maintains a valuation allowance of $0.2 million for foreign net operating losses; a less than $0.1 million valuation allowance for state net operating losses, a $2.4 million valuation allowance for withholding tax credits, and a $0.3 million valuation allowance for the notional interest deduction, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $108 million at June 30, 2016. If these earnings were remitted to the U.S., they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $19.2 million.

Financial results in Belgium for the year ended June 30, 2016 produced pre-tax loss of approximately $1.2 million. To the extent the Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. However, the Belgium business reported taxable income in the two prior years and positive cumulative earnings over the most recent three-year period. In the judgment of management, the conditions that gave rise to the fiscal 2016 losses are temporary and that it is more likely than not that the deferred tax asset will be realized.

As of June 30, 2016, the Company had gross unrecognized tax benefits of $2.1 million, $1.3 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.5 million on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below were $1.2 million the fiscal years ending June 30, 2016 and 2015, and $1.1 million for the fiscal year ended June 30, 2014, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2016	2015	2014
	(in thousands)
Beginning Balance	$1,301	$1,153	$1,034
Additions based on tax positions related to the current year	326	262	204
Additions for tax positions of prior years	658	—	—
Reduction for tax positions of prior years	(137)	(114)	(85)
Ending Balance	$2,148	$1,301	$1,153

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for tax years before June 30, 2011.

(13)    Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through 2020. The Company also leases certain equipment under a capital lease that expires in 2017. Lease expense and future minimum lease payments under operating leases and the single capital lease are as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Lease expense	$7,394	$6,168	$5,561

	Operating Lease Payments	Capital Lease Payments	Total Payments
	(in thousands)
Fiscal Year Ended June 30,
2017	$6,828	$248	$7,076
2018	3,670	—	3,670
2019	1,825	—	1,825
2020	1,146	—	1,146
2021	478	—	478
Thereafter	28	—	28
Total future minimum lease payments	13,975	248	14,223
Less: amounts representing interest on capital lease	—	2	2
Total future minimum principal lease payments	$13,975	$246	$14,221

On April 27, 2007, the Company entered into an agreement to lease approximately 593,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. On July 6, 2016, the Company entered into an amended lease agreement; see Note 16 - Subsequent Events for further information regarding the new lease terms effective for fiscal year 2017.

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

The components of the Company's capital lease as of June 30, 2016 are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

				Capital Lease Obligations
	Property & Equipment	Accumulated Depreciation	Net Book Value	Short-Term	Long-Term	Total
	(in thousands)
IT Infrastructure	$731	$487	$244	$246	$—	$246

Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2016, 2015 and 2014 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written distribution agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

In January 2013, through the Company's wholly-owned subsidiary Partner Services, Inc. ("PSI"), the Company filed a lawsuit in the U.S. District Court in Atlanta, Georgia against our former ERP software systems integration partner, Avanade, Inc. ("Avanade"). In June 2014, the parties reached a Settlement Agreement where both parties agreed to mutually dismiss all claims and counterclaims against the other in exchange for Avanade's payment to the Company of $15.0 million. The Company also reversed $2.0 million in accrued liabilities for unpaid invoices received from Avanade and paid a contingency fee of $1.5 million to the law firm who represented the Company in the lawsuit. The settlement, net of attorney fees and reversal of accrued liabilities is included in the legal recovery line item on the Consolidated Income Statements for the year ended June 30, 2014.

Capital Projects

The Company implemented a new Enterprise Resource Planning ("ERP") system in its European operations, excluding Imago ScanSource, in fiscal year 2015 and in its North American operations in fiscal year 2016. The Company intends to implement the ERP system in other geographies during fiscal year 2017 and expects capital expenditures for this project to approximate $1.5 million. The Company expects total capital expenditures to range from $3.0 million to $8.0 million during fiscal year 2017.

Pre-Acquisition Contingencies

During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. In connection with these contingencies, the Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. During fiscal year 2016, the Company released $4.1 million from the escrow account to the sellers after the final earnout payment was made. The amount available after the impact of foreign currency translation, as of June 30, 2016 and 2015 for future pre-acquisition contingency settlements or to be released to the sellers, was $3.5 million and $8.4 million, respectively.

The table below summarizes the balances and line item presentation of CDC's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

	June 30, 2016	June 30, 2015
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$2,346	$3,156
Other assets (noncurrent)	$—	$69
Liabilities
Other current liabilities	$2,346	$3,156
Other long-term liabilities	$—	$69

The change in classification and amounts of the pre-acquisition contingencies is primarily due to foreign currency translation on a weaker Brazilian real against the U.S. dollar and the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2016 is estimated to range as high as $3.5 million at this time, of which all exposures are indemnifiable under the share purchase and sale agreement.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation, as of June 30, 2016 and 2015 for future pre-acquisition contingency settlements or to be released to the sellers, was $4.7 million and $3.2 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2016	June 30, 2015
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$595	$520
Other assets (noncurrent)	$9,837	$10,769
Liabilities
Other current liabilities	$595	$520
Other long-term liabilities	$9,837	$10,769

The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2016 is estimated to range from $9.9 million to $31.0 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

(14)    Segment Information

The Company is a leading provider of technology products and solutions to resellers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

In October 2015, we implemented changes to our reporting structure that moved a portion of our networking business from the
Communications & Services segment to the Barcode & Security segment. We have reclassified prior period results for each of these business segments to provide comparable information.

Worldwide Barcode & Security Segment

The Barcode & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, and 3D printing technologies. We have business units within this segment for sales and merchandising functions, including ScanSource POS and Barcode business units in North America, Latin America, and Europe and the ScanSource Security business unit in North America. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Sales:
Worldwide Barcode & Security	$2,381,331	$2,134,124	$2,003,911
Worldwide Communications & Services	1,158,895	1,084,502	909,723
	$3,540,226	$3,218,626	$2,913,634
Depreciation and amortization:
Worldwide Barcode & Security	$5,663	$3,813	$4,243
Worldwide Communications & Services	8,531	6,912	3,132
Corporate	2,960	1,272	—
	$17,154	$11,997	$7,375
Operating income:
Worldwide Barcode & Security	$53,015	$49,045	$49,544
Worldwide Communications & Services	44,725	55,650	56,752
Corporate(1)	(863)	(3,254)	15,490
	$96,877	$101,441	$121,786
Capital expenditures:
Worldwide Barcode & Security	$5,310	$733	$784
Worldwide Communications & Services	3,911	1,448	316
Corporate	2,860	18,581	10,128
	$12,081	$20,762	$11,228
Sales by Geography Category:
United States	$2,655,760	$2,391,073	$2,225,962
International	920,098	871,862	733,744
Less intercompany sales	(35,632)	(44,309)	(46,072)
	$3,540,226	$3,218,626	$2,913,634

(1) For the years ended June 30, 2016 and 2015, the amounts shown above includes acquisition costs. For the year ended June 30, 2014, the amount shown above includes a legal recovery, net of attorney fees.

	June 30, 2016	June 30, 2015
	(in thousands)
Assets:
Worldwide Barcode & Security	$836,674	$740,020
Worldwide Communications & Services	595,781	599,358
Corporate	58,730	137,563
	$1,491,185	$1,476,941
Property and equipment, net by Geography Category:
United States	$46,935	$41,159
International	5,453	5,415
	$52,388	$46,574

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2016

(15)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(in thousands)
Currency translation adjustment	$(72,687)	$(64,502)	$(16,700)
Accumulated other comprehensive income (loss)	$(72,687)	$(64,502)	$(16,700)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2016	2015	2014
	(in thousands)
Tax expense (benefit)	$327	$2,382	$(279)

(16)	Subsequent Events

On August 8, 2016 the Company announced a definitive agreement to acquire Intelisys Communications, Inc., the industry-leading technology services distributor of business telecommunications and cloud services. Under the agreement, the all-cash transaction includes an initial purchase price of approximately $83.6 million ($8.46 million of which will be held in escrow to support the post-closing obligations of the sellers), plus annual earn-out payments based on a multiple of earnings before interest expense, taxes, depreciation and amortization (EBITDA) over the next four years. The total earnout-payments are estimated to be in the range of $100 million to $150 million, depending on the performance of the business. Intelisys will join the Worldwide Communications and Services segment. The acquisition received regulatory approval on August 25, 2016 and closed on August 29, 2016. Due to the timing of the acquisition relative to the annual filing, the Company is not able to present initial accounting estimates for the business combination, including purchase price allocation, valuation of tangible and intangible assets (including goodwill), valuation of the contingent consideration, and pro-forma results of operations.

On July 6, 2016, the Company entered into an amended lease agreement for our warehouse located in Southaven, Mississippi, which extended the square footage leased by approximately 148,000 scheduled to be delivered on October 1, 2017, for a total leased space of approximately 741,000 square feet, and further extended the term of the lease to 135 months with 2 consecutive 5-year extension options.

On August 29, 2016 , the Company announced a new $120 million three-year authorization by its Board of Directors to repurchase shares of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions, and the Company may enter into Rule 10b5-1 plans to facilitate repurchases.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2016, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. However, the KBZ business acquired during the current fiscal year has been excluded from management's assessment of internal controls over financial reporting. KBZ's pro forma results are not material to the Company's consolidated financial statements . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.
The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as the Company intends to file with the SEC not later than 120 days after the end of its fiscal year ended June 30, 2016, a definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in the Company’s 2016 Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporate by reference herein. The Proxy Statement will be filed with the SEC not later than 120 days after June 30, 2016.

ITEM 11.	Executive Compensation.

The information regarding executive and director compensation set forth in the Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 of the Form 10-K will be included in the Company’s 2016 Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporated by reference here in. The Proxy Statement will be filed with the SEC not later than 120 days after June 30, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of the Form 10-K will be included in the Company’s 2016 Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporated by reference here in. The Proxy Statement will be filed with the SEC not later than 120 days after June 30, 2016.

ITEM 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information presented under the headings "Proposal Three – Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services" and "Proposal Three – Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures" in the Company’s 2016 Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after June 30, 2016.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements. For a list of the financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" included herein.
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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2014	$25,479	6,573	(8,100)	2,305	$26,257
Trade and current note receivable allowance					$26,257
Year ended June 30, 2015	$26,257	993	(8,288)	13,627	$32,589
Trade and current note receivable allowance					$32,589
Year ended June 30, 2016	$32,589	7,571	(3,829)	2,701	$39,032
Trade and current note receivable allowance					$39,032

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)
"Other" amounts include recoveries and the effect of foreign currency fluctuations for years ended June 30, 2016, 2015, and 2014. In addition, the amount in 2016 includes $1.5 million of recoveries and $1.2 million of accounts receivable acquired with KBZ on September 4, 2016. The amount in 2015 includes $3.9 million of recoveries, $1.1 million of accounts receivable reserves acquired with Imago Group plc on September 19, 2014, and $12.8 million of accounts receivable reserves acquired with Network 1 on January 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 29, 2016

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 29, 2016
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 29, 2016
Michael L. Baur	(principal executive officer)

/s/ CHARLES A. MATHIS	Executive Vice President and Chief Financial Officer	August 29, 2016
Charles A. Mathis	(principal financial officer)

/s/ GERALD LYONS	Senior Vice President of Finance and Principal Accounting Officer	August 29, 2016
Gerald Lyons	(principal accounting officer)

/s/ PETER C. BROWNING	Director	August 29, 2016
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 29, 2016
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 29, 2016
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 29, 2016
Charles R. Whitchurch

Exhibit Index
Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement for CDC Brasil S.A dated April 7, 2011		8-K	2.1	4/15/2011
2.2	Letter Agreement between Registrant and Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.3	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
3.1	Amended and Restated Articles of Incorporation of the Registrant and Articles of Amendment		10-Q	3.1	2/3/2005
3.2	Bylaws		10-Q	3.2	5/7/2014
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement		10-K	10.13	9/28/1999
10.2	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	10.4	11/2/2012
10.3	Form of Restricted Stock Award (for Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	10.3	5/6/2011
10.4	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	10.5	11/2/2012
10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.6	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.7	Employee Stock Purchase Plan		S-8	99	12/5/2013
10.8	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.9	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011
10.10	Form of Restricted Stock Unit Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.4	2/4/2011
10.11	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.5	2/4/2011
10.12	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan		10-Q	10.1	2/4/2009

10.13	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.2	2/4/2009
10.14	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.3	2/4/2009
10.15	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K	10.2	12/7/2009
10.16	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K	10.3	12/7/2009
10.17	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K	10.4	12/7/2009
10.18	Founder's Supplemental Executive Retirement Plan Agreement	10-Q	10.2	5/6/2011
10.19	Amended and Restated Employment Agreement, effective as of June 25, 2014, of Michael L. Baur	10-K	10.19	8/28/2014
10.20	Amended and Restated Employment Agreement, effective as of June 6, 2011, of Andrea D. Meade	10-K	10.21	8/29/2011
10.21	First Amendment to Amended and Restated Employment Agreement effective July 1, 2013, of Andrea D. Meade	10-K	10.25	8/26/2013
10.22	Amended and Restated Employment Agreement, dated June 25, 2014, of John J. Ellsworth	10-K	10.22	8/28/2014
10.23	Amended and Restated Employment Agreement, dated June 25, 2014, of Charles A. Mathis	10-K	10.23	8/28/2014
10.24	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014
10.25	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012	10-K	10.31	8/24/2012
10.26	Form of Restricted Stock Award Agreement for Andrea D. Meade, dated June 6, 2011	10-K	10.27	8/29/2011
10.27	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.1	2/6/2014
10.28	Form of Director Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.2	2/6/2014
10.29	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.3	2/6/2014
10.30	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.4	2/6/2014

10.31	Independent Contractor Agreement entered into on December 2, 2013 between ScanSource, Inc. and Andrea Meade on behalf of Brentwood Road Ventures, LLC		10-Q	10.5	2/6/2014
10.32	Other Stock Based Award Agreement for John J. Ellsworth dated August 26, 2014		10-K	10.32	8/28/2014
10.33	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014
10.34	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014
10.35	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2015		10-Q	10.1	2/3/2015
	Bank Agreements
10.36	Amended and Restated Credit Agreement		10-Q	10.1	11/4/2011
10.37	Amendment No. 1 to the Amended and Restated Credit Agreement		8-K	10.1	11/8/2013
10.38	Amendment No. 2 to the Amended and Restated Credit Agreement		8-K	10.1	12/14/2015
	Other Agreements
10.39+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.26	8/29/2007
10.40+	US Avaya Contract with ScanSource, Inc.		10-K	10.39	8/26/2010
10.41+	Amendment to Distribution Agreement with Avaya.		10-K	10.37	8/26/2013
10.42+	Addendum to Distributor Agreement with Avaya.		10-K/A	10.38	1/31/2014
10.43+	US Motorola (f/k/a Symbol Technologies) Contract with ScanSource, Inc.		10-K	10.40	8/26/2010
10.44+	Letter Agreement with US Motorola		10-K	10.41	8/26/2010
10.45+	Distribution Agreement with US Motorola		10-Q	10.1	5/7/2014
10.46+	Distribution Agreement with Symbol Technologies, Inc.		10-Q/A	10.1	10/24/2014
10.47+	Distributor Agreement Addendum with Avaya Inc.		10-Q	10.1	5/5/2015
10.48+	Payment Terms Offer to Distributor Agreement with Avaya Inc.		10-Q	10.2	5/5/2015
10.49	Expiration of Payment Terms Offer to Distributor Agreement with Avaya, effective November 16, 2015.		10-Q	10.1	11/4/2015
10.50**	Amendment to PartnerEmployer Distribution Agreement with Zebra.	X
10.51	Participation Agreement Relating to Distribution Agreement with Zebra.	X
10.52**	Google Services Amendment to Distributor Agreement with Avaya.	X
10.53**	Hosted Service Amendment to Distributor Agreement with Avaya.	X
10.54**	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	X
16.1	Letter from Ernst & Young LLP, dated January 6, 2014		8-K	16.1	1/7/2014
18.1	Preferability letter re change in accounting policy related to goodwill		10-Q	18.1	5/7/2014

21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of Ernst & Young LLP		10-K	23.2	8/27/2015
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification of the Chief Executive Officer	X
32.2	Certification of the Chief Financial Officer	X
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2016 and June 30, 2015, (ii) the Consolidated Income Statements for the years ended June 30, 2016, June 30, 2015 and June 30, 2014, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2016, June 30, 2015 and June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2016, June 30, 2015 and June 30, 2014, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text
X

+
Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

**
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.