Form 10-Q
period 2016-09-30
SCANSOURCE INC
filed 2016-11-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended September 30, 2016

Commission File Number: 000-26926

ScanSource, Inc.
South Carolina
(State of Incorporation)

57-0965380
(I.R.S. Employer Identification No.)

6 Logue Court
Greenville, South Carolina, 29615
(864) 288-2432

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Stock, no par value per share	25,149,586

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2016

FORWARD-LOOKING STATEMENTS

We include forward-looking statements included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein. These statements reflect our best judgment based on factors currently known, involve risks and uncertainties. These statements generally can be identified by words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those suggested by these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements included in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$45,125	$61,400
Accounts receivable, less allowance of $39,767 at September 30, 2016 and $39,032 at June 30, 2016	637,804	559,557
Inventories	567,287	558,581
Prepaid expenses and other current assets	56,254	49,367
Total current assets	1,306,470	1,228,905
Property and equipment, net	57,080	52,388
Goodwill	201,197	92,715
Net identifiable intangible assets	110,614	51,127
Deferred income taxes	29,392	28,813
Other non-current assets	39,368	37,237
Total assets	$1,744,121	$1,491,185
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$533,001	$471,487
Accrued expenses and other current liabilities	105,818	98,975
Current portion of contingent consideration	32,837	11,594
Income taxes payable	10,850	3,056
Total current liabilities	682,506	585,112
Deferred income taxes	2,482	2,555
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	160,712	71,427
Long-term portion of contingent consideration	77,998	13,058
Other long-term liabilities	41,833	39,108
Total liabilities	970,960	716,689
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,149,586 and 25,614,673 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	52,036	67,249
Retained earnings	794,750	779,934
Accumulated other comprehensive income (loss)	(73,625)	(72,687)
Total shareholders’ equity	773,161	774,496
Total liabilities and shareholders’ equity	$1,744,121	$1,491,185

June 30, 2016 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2016	2015
Net sales	$932,566	$870,829
Cost of goods sold	841,032	783,277
Gross profit	91,534	87,552
Selling, general and administrative expenses	68,490	61,547
Change in fair value of contingent consideration	169	1,564
Operating income	22,875	24,441
Interest expense	589	281
Interest income	(1,015)	(942)
Other (income) expense, net	577	680
Income before income taxes	22,724	24,422
Provision for income taxes	7,908	8,426
Net income	$14,816	$15,996
Per share data:
Net income per common share, basic	$0.58	$0.58
Weighted-average shares outstanding, basic	25,523	27,702

Net income per common share, diluted	$0.58	$0.57
Weighted-average shares outstanding, diluted	25,762	27,929

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2016	2015
Net income	$14,816	$15,996
Foreign currency translation adjustment	(938)	(19,965)
Comprehensive income (loss)	$13,878	$(3,969)

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,816	$15,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,224	3,938
Amortization of debt issuance costs	74	74
Provision for (recovery of) doubtful accounts	1,754	517
Share-based compensation	1,689	1,528
Deferred income taxes	(835)	(680)
Excess tax benefits from share-based payment arrangements	(46)	(27)
Change in fair value of contingent consideration	169	1,564
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(59,966)	(15,436)
Inventories	(8,627)	(31,184)
Prepaid expenses and other assets	(3,997)	(16,289)
Other non-current assets	(2,362)	(1,134)
Accounts payable	40,467	(22,410)
Accrued expenses and other liabilities	10,034	(1,482)
Income taxes payable	7,872	7,300
Net cash provided by (used in) operating activities	6,266	(57,725)
Cash flows from investing activities:
Capital expenditures	(1,976)	(433)
Cash paid for business acquisitions, net of cash acquired	(83,804)	(61,475)
Net cash provided by (used in) investing activities	(85,780)	(61,908)
Cash flows from financing activities:
Borrowings on revolving credit	476,800	236,055
Repayments on revolving credit	(387,515)	(149,055)
Repayments on long-term debt	—	(617)
Repayments on capital lease obligation	(61)	(61)
Contingent consideration payments	(8,634)	—
Exercise of stock options	113	97
Repurchase of common stock	(17,413)	(41,949)
Excess tax benefits from share-based payment arrangements	46	27
Net cash provided by (used in) financing activities	63,336	44,497
Effect of exchange rate changes on cash and cash equivalents	(97)	(5,271)
Increase (decrease) in cash and cash equivalents	(16,275)	(80,407)
Cash and cash equivalents at beginning of period	61,400	121,646
Cash and cash equivalents at end of period	$45,125	$41,239

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from technology suppliers and sell to resellers and sales partners in specialty technology markets through its Worldwide Barcode, Networking & Security segment and Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells to the United States and Canada from facilities located in Mississippi; to Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and to Europe from facilities located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ScanSource, Inc. have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2016 and June 30, 2016, the results of operations for the quarters ended September 30, 2016 and 2015, the statements of comprehensive income for the quarters ended September 30, 2016 and 2015, and the statements of cash flows for the three months ended September 30, 2016 and 2015. The results of operations for the quarters ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2016 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $56.9 million and $78.3 million are included in accounts payable as of September 30, 2016 and June 30, 2016, respectively.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Currently, the specific issue of contingent consideration payments is the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from finances activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard will be applicable to the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted, provided all eight amendments are adopted in the same period. The guidance requires adoption using a retrospective transition method. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net Income	$14,816	$15,996
Denominator:
Weighted-average shares, basic	25,523	27,702
Dilutive effect of share-based payments	239	227
Weighted-average shares, diluted	25,762	27,929

Net income per common share, basic	$0.58	$0.58
Net income per common share, diluted	$0.58	$0.57

For the quarter ended September 30, 2016, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 421,328. For the quarter ended September 30, 2015, there were 587,728 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2016	June 30, 2016
	(in thousands)
Foreign currency translation adjustment	$(73,625)	$(72,687)
Accumulated other comprehensive income (loss)	$(73,625)	$(72,687)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended September 30,
	2016	2015
	(in thousands)
Tax expense (benefit)	$(53)	$3,195

(4) Acquisitions
KBZ

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc. ("KBZ"), a Cisco Authorized Distributor specializing in video conferencing, services, and cloud. KBZ is part of the Company's Worldwide Barcode, Networking and Security operating segment. This acquisition enables the Company to enhance its focus on Cisco’s solutions, combining the strengths of both companies to provide a more robust portfolio of products, solutions and services.

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in $61.5 million net cash paid for KBZ. Per the asset purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of September 30, 2016, the balance available in escrow was $5.0 million.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Pro forma results of operations have not been presented for this acquisition because the results of this acquisition are not material to our consolidated results. The purchase price allocation is as follows:

KBZ
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

Intelisys

On August 29, 2016, the Company acquired substantially all the assets of Intelisys, a technology services company with voice, data, cable, wireless, and cloud services. Intelisys is part of the Company's Worldwide Communications and Services operating segment. With this acquisition, the Company broadens its capabilities in the telecom and cloud services market and generates the opportunity for high-growth recurring revenue.

Under the asset purchase agreement, the Company structured the purchase transaction with an initial cash payment of approximately $84.6 million, which consists of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, plus four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash during the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. Per the asset purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of September 30, 2016, the balance available in escrow was $8.5 million.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Due to the proximity of the acquisition date to the end of the quarter, the valuation of tangible assets, identifiable intangible assets, and goodwill is still in process at the date of this filing, therefore, the estimates provided are subject to change.

Intelisys
(in thousands)
Receivables, net	$23,494
Other current assets	27
Property and equipment, net	5,198
Goodwill	109,005
Identifiable intangible assets	63,210
$200,934
Accounts payable	21,063
Accrued expenses and other current liabilities	1,067
Contingent consideration	95,000
Consideration transferred, net of cash acquired	83,804
$200,934

Following the acquisition date, Intelisys contributed net sales of $2.9 million, operating income of $0.7 million, and net income of $0.2 million. Intelisys net income for the period described included $0.5 million of amortization expense related to identified intangible assets and a $0.8 million loss for the change in fair value of contingent consideration.

The following tables summarize the Company's unaudited consolidated pro forma results of operations as though the acquisition happened on July 1, 2015. The pro forma consolidated financial statements do not necessarily reflect what the combined company's financial condition or results from operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

For the two months ended August 31, 2016 and the quarter ended September 30, 2015, the Company has not provided for a change in fair value of contingent consideration.

	Quarter ended September 30, 2016
	(in thousands, except per share data)

	As Reported, Consolidated	Pro forma, Consolidated (1)
Net Sales	$932,566	$937,782
Operating income	22,875	24,247
Net Income	14,816	15,386
Earnings per share:
Basic	$0.58	$0.60
Diluted	$0.58	$0.60
(1) Includes actual results for Intelisys for the two months ended August 31, 2016. Adjustments include additional amortization expense of $1.1 million and depreciation expense of $0.2 million for the quarter ended September 30, 2016 as if the fair value of identifiable intangible assets, including software, had been recorded on July 1, 2015, and additional income tax expense of $0.8 million. In addition, acquisition costs in the amount of $0.4 million have been added back.

	Quarter ended September 30, 2015
	(in thousands, except per share data)

	As Reported, Consolidated	Pro forma, Consolidated (2)
Net Sales	$870,829	$878,052
Operating income	24,441	26,554
Net Income	15,996	16,631
Earnings per share:
Basic	$0.58	$0.60
Diluted	$0.57	$0.60
(2) Includes actual results for Intelisys for the three months ended September 30, 2015. Adjustments include intangible amortization expense of $1.6 million and depreciation expense of $0.3 million for the quarter ended September 30, 2015 as if the fair value of identifiable intangible assets, including software, had been recorded on July 1, 2015, and additional income tax expense of $1.5 million.

(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2016, by reporting segment, are as follows:

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2016	$36,434	$56,281	$92,715
Additions	—	109,005	109,005
Foreign currency translation adjustment	(144)	(379)	(523)
Balance as of September 30, 2016	$36,290	$164,907	$201,197

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2016.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2016	$51,127
Additions	63,210
Amortization expense	(3,154)
Foreign currency translation adjustment	(569)
Balance as of September 30, 2016	$110,614

Intangible asset balances include trade names, customer relationships, customer contracts, non-compete agreements, and distributor agreements.

(6) Short-Term Borrowings and Long-Term Debt

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

This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect for the period ended September 30, 2016 was 1.00% for LIBOR-based loans and 0.00% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect for the period ended September 30, 2016 was 0.175%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of September 30, 2016. There was $160.7 million and $71.4 million outstanding on the revolving credit facility at September 30, 2016 and June 30, 2016, respectively.

The average daily outstanding balance during the three month period ended September 30, 2016 and 2015 was $102.3 million and $30.7 million, respectively. There was $138.9 million and $228.2 million available for additional borrowings as of September 30, 2016 and June 30, 2016, respectively. Letters of credit issued under the multi-currency revolving credit facility totaled €0.4 million as of September 30, 2016 and June 30, 2016.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of September 30, 2016, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of September 30, 2016 and June 30, 2016 and is included in long-term debt. The interest rate at September 30, 2016 and June 30, 2016 was 1.37% and 1.32%, respectively.

Debt Issuance Costs

As of September 30, 2016, net debt issuance costs associated with the credit facility and bonds totaled $0.7 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

(7) Derivatives and Hedging Activities

In an effort to manage the exposure to foreign currency exchange rates and interest rates, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with US GAAP. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $67.1 million and $46.2 million for the exchange of foreign currencies as of September 30, 2016 and June 30, 2016, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2016	2015
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(760)	$(1,702)
Net foreign currency transactional and re-measurement (gains) losses	1,372	2,529
Net foreign currency (gains) losses	$612	$827

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

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of September 30, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$107
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$557

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(8) Fair Value of Financial Instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company classifies certain assets and liabilities based on the fair value hierarchy, which groups fair value measured assets and liabilities based upon the following levels of inputs:

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts, and contingent consideration owed to the previous owners of CDC, Imago ScanSource, Network1, and Intelisys. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2 criteria) .

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$20,463	$20,463	$—	$—
Forward foreign currency exchange contracts	107	—	107	—
Total assets at fair value	$20,570	$20,463	$107	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$20,463	$20,463	$—	$—
Forward foreign currency exchange contracts	557	—	557	—
Liability for contingent consideration, current and non-current portion	110,835	—	—	110,835
Total liabilities at fair value	$131,855	$20,463	$557	$110,835

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$17,893	$17,893	$—	$—
Forward foreign currency exchange contracts	33	—	33	—
Total assets at fair value	$17,926	$17,893	$33	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$17,893	$17,893	$—	$—
Forward foreign currency exchange contracts	551	—	551	—
Liability for contingent consideration, current and non-current portion	24,652	—	—	24,652
Total liabilities at fair value	$43,096	$17,893	$551	$24,652

The investments in the deferred compensation plan are held in a rabbi trust and include mutual funds and cash equivalents for payment of non-qualified benefits for certain retired, terminated and active employees. These investments are recorded to prepaid expenses and other current assets or other non-current assets depending on their corresponding, anticipated distribution dates to recipients, which are reported in accrued expenses and other current liabilities or other long-term non-current liabilities, respectively.

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). See Note 7 - Derivatives and Hedging Activities. Foreign currency contracts and cross currency swap agreements are classified in the consolidated balance sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago ScanSource, Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The final payment for the contingent consideration related to CDC was paid during the prior year, fiscal year 2016. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income (Loss).

CDC is part of the Company's Worldwide Barcode, Networking and Security Segment, and Imago ScanSource, Network1 and Intelisys are part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Imago ScanSource, Network1 and Intelisys earnouts for the quarter ended September 30, 2016:

Contingent consideration for the quarter ended
September 30, 2016
Communications & Services Segment
(in thousands)
Fair value at beginning of period	$24,652
Issuance of contingent consideration	95,000
Payments	(8,634)
Change in fair value of contingent consideration	169
Foreign currency translation adjustment	(352)
Fair value at end of period	$110,835

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago ScanSource, and Network1 earnouts for the quarter ended September 30, 2015:

	Contingent consideration for the quarter ended
	September 30, 2015
	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$5,109	$28,851	$33,960
Change in fair value of contingent consideration	126	1,438	1,564
Foreign currency translation adjustment	(1,121)	(5,346)	(6,467)
Fair value at end of period	$4,114	$24,943	$29,057

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
The fair value of the liability for the contingent consideration related to Imago ScanSource recognized at September 30, 2016 was $2.5 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $0.3 million for the quarter ended September 30, 2016. The change for the quarter is primarily driven by actual results that were less than expected. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability. The recorded liability for the contingent consideration related to Imago as of September 30, 2016 is undiscounted, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at September 30, 2016 was $12.5 million, of which $7.6 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $0.4 million for the quarter ended September 30, 2016. The change for the quarter is primarily driven by the less than expected actual results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $15.8 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2016 was $95.8 million, of which $22.8 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.8 million for the quarter ended September 30, 2016. The change for the quarter is driven by the recurring amortization of the unrecognized fair value discount. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $132.7 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

(9) Segment Information

The Company is a leading global provider of technology products and solutions to resellers and sales partners in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

In October 2015, we implemented changes to our reporting structure that moved a portion of our networking business from the Communications & Services segment to the Barcode, Networking & Security segment. We have reclassified prior period results for each of these business segments to provide comparable information.
Worldwide Barcode, Networking & Security Segment

The Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment in North America, Latin America, and Europe. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Communications & Services segment focuses on communications technologies and services. We have business units within this segment that offer voice, video conferencing, wireless, data networking, cable, collaboration, converged communications, cloud and technology services in North America, Latin America, and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, including education, healthcare, and government. Our teams deliver value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help resellers develop a new technology practice, or to extend their capability and reach.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2016	2015
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$633,405	$573,669
Worldwide Communications & Services	299,161	297,160
	$932,566	$870,829
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$1,641	$1,026
Worldwide Communications & Services	2,764	2,191
Corporate	819	721
	$5,224	$3,938
Operating income:
Worldwide Barcode, Networking & Security	$13,456	$13,812
Worldwide Communications & Services	9,917	10,849
Corporate	(498)	(220)
	$22,875	$24,441
Capital expenditures:
Worldwide Barcode, Networking & Security	$860	$124
Worldwide Communications & Services	610	253
Corporate	506	56
	$1,976	$433
Sales by Geography Category:
United States	$720,371	$650,998
International	222,766	228,898
Less intercompany sales	(10,571)	(9,067)
	$932,566	$870,829

	September 30, 2016	June 30, 2016
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$884,124	$836,674
Worldwide Communications & Services	793,568	595,781
Corporate	66,429	58,730
	$1,744,121	$1,491,185
Property and equipment, net by Geography Category:
United States	$51,730	$46,935
International	5,350	5,453
	$57,080	$52,388

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

The Company is in the process of completing several capital projects for fiscal year 2017 that will result in significant cash commitments. Total capital expenditures for fiscal year 2017 are expected to range from $5 million to $10 million primarily for IT investments.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed or claimed against future earnout payments in the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of September 30, 2016:

	September 30, 2016
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,320	$589
Other non-current assets	$—	$9,730
Liabilities
Accrued expenses and other current liabilities	$2,320	$589
Other long-term liabilities	$—	$9,730

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of June 30, 2016:

	June 30, 2016
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,346	$595
Other non-current assets	$—	$9,837
Liabilities
Accrued expenses and other current liabilities	$2,346	$595
Other long-term liabilities	$—	$9,837

Changes in these contingent liabilities and receivables from June 30, 2016 are primarily driven by foreign currency translation.

(11) Income Taxes
The Company had approximately $2.1 million of total gross unrecognized tax benefits as of September 30, 2016 and June 30, 2016. Of this total at September 30, 2016, approximately $1.3 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2016, the Company had approximately $1.2 million accrued for interest and penalties.

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

The Company’s effective tax rate of 34.8% for the quarter ended September 30, 2016 differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.
Financial results in Belgium for the quarter ended September 30, 2016 produced a pre-tax loss, compared to pre-tax income generated for the quarter ended September 30, 2015. In addition, our Belgium business also produced overall positive cumulative earnings over the most recent three-year period. In the judgment of management, the conditions that gave rise to the losses recognized for the current quarter and most recent fiscal year are temporary and it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from approximately 500 technology suppliers and sell to over 35,000 resellers and sales partners in the following specialty technology markets: POS and Barcode, networking and security, communications, telecom and cloud services, and emerging technologies.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president: Worldwide Barcode, Networking & Security and Worldwide Communications & Services.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells to the United States and Canada from its facilities located in Mississippi and Virginia; to Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and to Europe principally from facilities in Belgium, France, Germany and the United Kingdom.

The Company's key vendors include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/ Ruckus Wireless, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Honeywell, HID, Ingenico, Jabra, Level 3, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Windstream, XO, and Zebra Technologies.

Recent Developments

On August 29, 2016, the Company acquired substantially all the assets of Intelisys Communications, Inc., a technology services company with voice, data, cable, wireless, and cloud services. Intelisys is part of the Company's Worldwide Communications & Services operating segment. With this acquisition, the Company broadens its capabilities in the telecom and cloud services market and generates the opportunity for high-growth recurring revenue.

On September 4, 2015, the Company acquired substantially all the assets of KBZ Communications, Inc., a Cisco Authorized Distributor specializing in video conferencing, services and cloud. KBZ is part of the Company's Worldwide Barcode, Networking & Security operating segment. This acquisition enables the Company to enhance its focus on Cisco’s solutions, combining the strengths of both companies to provide a more robust portfolio of products, solutions and services.

On October 1, 2015, we branded ScanSource Security as ScanSource Networking and Security to build on the growing demand for networking solutions.  With these changes and the acquisition of KBZ, we moved some business operations from our

Communications & Services segment to our Barcode, Networking & Security segment.  We have reclassified prior period results to provide comparable information.

Our Future

Our objective is to continue to grow profitable sales in the technologies we sell. We continue to evaluate strategic acquisitions to enhance our technological and geographic portfolios and to expand our capabilities in higher margin, high growth areas. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies continue to experience increased competition. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP pre-tax income non-GAAP net income, non-GAAP EPS, return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Non-GAAP Operating Income, Non-GAAP Pre-Tax Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a clearer and more consistent basis with prior periods, the Company discloses non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, and acquisition costs. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in better assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods.
Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended September 30, 2016				Quarter ended September 30, 2015
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$22,875	$22,724	$14,816	$0.58	$24,441	$24,422	$15,996	$0.57
Adjustments:
Amortization of intangible assets	3,154	3,154	2,108	0.08	2,185	2,185	1,597	0.06
Change in fair value of contingent consideration	169	169	46	—	1,564	1,564	1,080	0.04
Acquisition costs	498	498	498	0.02	220	220	220	0.01
Non-GAAP measures	$26,696	$26,545	$17,468	$0.68	$28,410	$28,391	$18,893	$0.68
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended September 30, 2016 and 2015, respectively:

	Quarter ended September 30,
	2016	2015
Return on invested capital ratio, annualized(a)	13.1%	14.6%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2016	2015
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$14,816	$15,996
Plus: interest expense	589	281
Plus: income taxes	7,908	8,426
Plus: depreciation and amortization	5,224	3,938
EBITDA (non-GAAP)	28,537	28,641
Plus: Change in fair value of contingent consideration	169	1,564
Plus: Acquisition costs	498	220
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$29,204	$30,425

	Quarter ended September 30,
	2016	2015
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$774,496	$808,985
Equity – end of the quarter	773,161	764,693
Add: Change in fair value of contingent consideration, net of tax	46	1,080
Add: Acquisition costs, net of tax (a)	498	220
Average equity	774,101	787,489
Average funded debt (b)	107,718	39,124
Invested capital (denominator for ROIC) (non-GAAP)	$881,819	$826,613

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

Constant Currency

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

Results of Operations

Net Sales
The Company has two reportable segments. The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended September 30, 2016 and 2015. Prior period results have been reclassified in the current year to account for the movement of certain business operations from the Worldwide Communications & Services segment to the Worldwide Barcode, Networking & Security segment.

	Quarter ended September 30,
Net Sales by Segment:	2016	2015	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$633,405	$573,669	$59,736	10.4%
Worldwide Communications & Services	299,161	297,160	2,001	0.7%
Total net sales	$932,566	$870,829	$61,737	7.1%

On a constant currency basis and excluding acquisitions, consolidated net sales for the Company decreased $9.9 million, or 1.2%, compared with the prior year quarter.

Worldwide Barcode, Networking & Security
The Barcode, Networking & Security segment consists of sales to technology resellers and sales partners in North America, Europe and Latin America. Sales for the Barcode, Networking & Security segment increased $59.7 million compared to the prior-year quarter primarily due to the inclusion of a full quarter of sales from the KBZ acquisition, which was acquired September 4, 2015. Excluding the foreign exchange positive impact of $3.1 million and sales from the KBZ acquisition of $99.3 million for the quarter ended September 30, 2016 and sales from KBZ of $34.6 million for the quarter ended September 30, 2015, adjusted net sales for the Barcode, Networking & Security segment decreased $8.1 million, or 1.5%, for the quarter. The decrease in adjusted net sales is primarily due to lower sales volume in our networking and security businesses, partially offset by increased big deals in our North America POS and Barcode business.

Worldwide Communications & Services
The Communications & Services segment consists of sales to technology resellers and sales partners in North America, Europe and Latin America. Sales for the Communications & Services segment increased $2.0 million compared to the prior-year quarter primarily due to the inclusion of Intelisys results. Excluding the foreign exchange positive impact of $0.9 million and sales from the Intelisys acquisition of $2.9 million, adjusted net sales for the Communications & Services segment decreased $1.8 million, or 0.6%, for the quarter. The decrease in adjusted net sales for quarter is largely due to lower sales volume in Europe and Brazil, partially offset by overall sales growth in North America.

	Quarter ended September 30,
Net Sales by Geography:	2016	2015	$ Change	% Change
	(in thousands)
United States	$709,810	$641,931	$67,879	10.6%
International	$222,756	$228,898	(6,142)	(2.7)%
Total net sales	$932,566	$870,829	$61,737	7.1%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended September 30, 2016 and 2015:

	Quarter ended September 30,				% of Net Sales September 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$50,096	$48,048	$2,048	4.3%	7.9%	8.4%
Worldwide Communications & Services	41,438	39,504	1,934	4.9%	13.9%	13.3%
Gross profit	$91,534	$87,552	$3,982	4.5%	9.8%	10.1%

Worldwide Barcode, Networking & Security

Gross profit dollars increased, while gross profit margin decreased for the Barcode, Networking & Security segment for the quarter ended September 30, 2016 compared to the prior-year quarter. The increase in gross profit dollars is largely due to the inclusion of KBZ results for a full quarter. Gross profit margin decreased primarily due to a less favorable sales mix in the current quarter.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars and gross profit margin increased for the quarter ended September 30, 2016 primarily due to the results contributed by Intelisys. Excluding the impact of the gross profit from the Intelisys acquisition, gross profit dollars decreased $0.9 million and gross profit margin decreased to 13.0% for the quarter ended September 30, 2016 primarily due to a less favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2016 and 2015:

	Quarter ended September 30,				% of Net Sales September 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expenses	$68,490	$61,547	$6,943	11.3%	7.3%	7.1%
Change in fair value of contingent consideration	169	1,564	(1,395)	(89.2)%	0.0%	0.2%
Operating expenses	$68,659	$63,111	$5,548	8.8%	7.4%	7.2%

Selling, general and administrative expenses ("SG&A") increased $6.9 million for the quarter ended September 30, 2016 as compared to the prior-year quarter. The increase in SG&A for the quarter compared to the prior year quarter is primarily due to increased employee-related expenses, largely related to acquisitions, bad debt expense and amortization expense on intangible assets.

We present changes in fair value of the contingent consideration owed to the former shareholders of Imago ScanSource, Nework1 and Intelisys as a separate line item in operating expenses. We recorded fair value adjustment of $0.2 million for the quarter ended September 30, 2016, which is primarily driven by the recurring amortization of the unrecognized fair value discount, partially offset less-than-expected actual results for Imago ScanSource and Network1 in the current quarter.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2016 and 2015:

	Quarter ended September 30,				% of Net Sales September 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$13,456	$13,812	$(356)	(2.6)%	2.1%	2.4%
Worldwide Communications & Services	9,917	10,849	(932)	(8.6)%	3.3%	3.7%
Corporate	(498)	(220)	(278)	nm*	nm*	nm*
Operating income	$22,875	$24,441	$(1,566)	(6.4)%	2.5%	2.8%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin decreased for the quarter ended September 30, 2016 compared to the prior year quarter. The decrease in operating income and operating margin for the quarter was primarily due to lower gross profit margins and increased employee-related operating expenses.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter ended September 30, 2016 compared to the prior year quarter. The decrease in operating income and margin for the quarter is primarily due to increased bad debt expense, partially offset by higher gross profit dollars and fair value adjustment gains generated on the Imago ScanSource and Network1 contingent considerations, compared with fair value adjustment losses generated in the previous year.

Corporate

Corporate incurred a $0.5 million and $0.2 million expense relating to acquisition costs during the quarters ended September 30, 2016 and 2015, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2016 and 2015:

	Quarter ended September 30,				% of Net Sales September 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$589	$281	$308	109.6%	0.1%	0.0%
Interest income	(1,015)	(942)	(73)	7.7%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	612	827	(215)	(26.0)%	0.1%	0.1%
Other, net	(35)	(147)	112	(76.2)%	(0.0)%	(0.0)%
Total other (income) expense, net	$151	$19	$132	694.7%	0.0%	0.0%

Interest expense consists primarily of interest incurred on borrowings and amortization of debt issuance costs. Interest expense increased for the quarter primarily due to higher borrowings on the revolving credit facility.

Interest income consists primarily of interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar, the U.S. dollar versus the Colombian peso and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. The Company's net foreign exchange losses are driven by changes in foreign currency exchange rates, partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Provision for Income Taxes

For the quarter ended September 30, 2016, income tax expense was $7.9 million, reflecting an effective tax rate of 34.8%. The effective tax rate for the quarter ended September 30, 2015 was 34.5%. The increase in the effective tax rate from the prior year quarter is primarily due to an increase in non-deductible expenses. Our estimated annual effective tax rate range for the full 2017 fiscal year is approximately 34.5% to 35%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under our $300 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash generated from operations and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $45.1 million at September 30, 2016, compared to $61.4 million at June 30, 2016, including $32.6 million and $52.7 million held outside of the United States at September 30, 2016 and June 30, 2016, respectively. Checks released but not yet cleared in the amounts of $56.9 million and $78.3 million are included in accounts payable as of September 30, 2016 and June 30, 2016, respectively.

We conduct business in many locations throughout the world where we generate and use cash. The Company provides for U.S. income taxes for the earnings of its Canadian subsidiary.  The Company does not provide for U.S. income taxes for undistributed earnings from all other geographies which are considered to be retained indefinitely for reinvestment. If these funds were distributed in the operations of the United States, we would be required to record and pay significant additional foreign withholding taxes and additional U.S. federal income taxes upon repatriation.

Our net investment in working capital at September 30, 2016 was $624.0 million compared to $643.8 million at June 30, 2016 and $674.6 million at September 30, 2015. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Three months ended
	(in thousands)
Cash provided by (used in):	September 30, 2016	September 30, 2015
Operating activities	$6,266	$(57,725)
Investing activities	(85,780)	(61,908)
Financing activities	63,336	44,497
Effect of exchange rate change on cash and cash equivalents	(97)	(5,271)
Increase (decrease) in cash and cash equivalents	$(16,275)	$(80,407)

Net cash provided by operating activities was $6.3 million for the three months ended September 30, 2016, compared to net cash used in operating activities of $57.7 million in the prior year period. Cash provided by operating activities for the quarter ended September 30, 2016 is primarily attributable to net income and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable. Changes in working capital balances, such as accounts receivable and accounts payable, exclude balances acquired from Intelisys at acquisition.

The number of days sales outstanding ("DSO") was 59 days at September 30, 2016, excluding the impact of Intelisys acquired August 29, 2016, compared to 57 days at June 30, 2016 and 56 days at September 30, 2015, excluding the impact of KBZ acquired September 4, 2015. DSO increased due to higher accounts receivable as a percentage of sales. Inventory turned 6.0 times during the first quarter of fiscal year 2016 versus 5.6 and 5.3 times in the sequential and prior year quarters, respectively. The prior year quarter excludes the impact of the KBZ acquisition. In prior quarters we had elevated inventory levels due to strategic inventory purchases that did not recur in the current quarter, thus improving inventory turns.

Cash used in investing activities for the quarter ended September 30, 2016 was $85.8 million, compared to $61.9 million used in the prior year period. Cash used in investing activities for the quarter ended September 30, 2016 primarily represents the cash used to acquire Intelisys. Cash used in investing activities for the quarter ended September 30, 2015 represents cash used to acquire KBZ.

Management expects capital expenditures for fiscal year 2017 to range from $5 million to $10 million, primarily for IT investments.

For the quarter ended September 30, 2016, cash provided by financing activities totaled to $63.3 million compared to $44.5 million in the prior year period. Cash provided by financing activities for the quarter ended September 30, 2016 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock and pay a contingent consideration payment to the former shareholders of Network1. Cash provided by financing activities for the quarter ended September 30, 2015 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock.

In August 2016, our Board of Directors authorized a new three-year $120 million share repurchase program. Under the program through September 30, 2016, the Company repurchased approximately 0.5 million shares for approximately $16.9 million.

The Company has a $300 million multi-currency senior secured revolving credit facility with JP Morgan Chase Bank, N.A, as administrative agent, and a syndicate of banks that matures on November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of September 30, 2016.

There was $160.7 million and $71.4 million in outstanding borrowings on our $300 million revolving credit facility as of September 30, 2016 and June 30, 2016, respectively.

On a gross basis, we borrowed $476.8 million and repaid $387.5 million on our revolving credit facility in the three months ended September 30, 2016. In the prior year period, on a gross basis, we borrowed $236.1 million and repaid $149.1 million. The average daily balance during the three month period ended September 30, 2016 and 2015 was $102.3 million and $30.7 million, respectively. Letters of credits issued under the multi-currency revolving credit facility totaled €0.4 million and there was $139 million available for additional borrowings as of September 30, 2016.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the share purchase agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. The Company has made one payment to the former shareholders. As of September 30, 2016, we have $2.5 million recorded for the earnout obligation, all of which is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares Network1, pursuant to the share purchase and sale agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus four additional annual cash installments based on a form of adjusted earnings before interest expense, taxes, depreciation and amortization ("adjusted EBITDA") for the periods ending June 30, 2015 through June 30, 2018. The Company acquired $4.8 million of cash in connection with the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration, all of which has been repaid. The Company has made two earnout payments to the former shareholders. As of September 30, 2016, $12.5 million is recorded for the earnout obligation, of which $7.6 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

On September 4, 2015, the Company acquired substantially all the assets of KBZ. Under the asset purchase agreement, the Company acquired certain assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in net $61.5 million cash paid for KBZ.

On August 29, 2016, the Company acquired substantially all the assets of Intelisys, a technology services company with voice, data, cable, wireless, and cloud services. Under the asset purchase agreement, the Company structured the purchase transaction with an initial cash payment of approximately $84.6 million, which consists of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, plus four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash during the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. As of September 30, 2016, $95.8 million is recorded for the earnout obligation, of which $22.8 million is classified as current. Future earnout payments will be funded by cash on hand and our existing revolving credit facility.

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

There have been no material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 29, 2016.

Accounting Standards Recently Issued

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company's consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the year ended June 30, 2016 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal exposure to changes in financial market conditions in the normal course of its business is a result of its selective use of bank debt and transacting business in foreign currencies in connection with its foreign operations.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility, variable rate long-term debt and subsidiary invoice discounting facilities for the quarter ended September 30, 2016 would have resulted in a $1.1 million increase or decrease, respectively, in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At September 30, 2016, the Company had $166.1 million in variable rate long term debt and borrowings under the revolving credit facility with no interest rate swaps in place. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Chilean pesos, Colombian pesos and Peruvian nuevos soles. At September 30, 2016, the fair value of the Company’s currency forward contracts outstanding was a net payable of $0.5 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Principal Accounting Officer ("PAO") of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Company’s management, including the CEO, CFO and PAO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016. During the quarter ended September 30, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2016, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years. During the quarter ended September 30, 2016, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2016 through July 31, 2016	—	$—	—	$—
August 1, 2016 through August 31, 2016	—	$—	—	$—
September 1, 2016 through September 30, 2016	477,113	$35.35	477,113	$103,133,794
Total	477,113	$35.35	477,113	$103,133,794

Item 5.	Other Information

On November 2, 2016, Mr. Charles A. Mathis, the executive vice president and chief financial officer of the Company, notified the Company that he was resigning effective November 11, 2016, to take a position with another company.

Effective November 11, 2016, Mr. Gerald Lyons will serve as the Company’s interim chief financial officer. Mr. Lyons has served as senior vice president, corporate controller and principal accounting officer of the Company since September 2016, and served as its senior vice president of finance and principal accounting officer from July 2012 to September 2016 and its vice president, financial business systems from January 2010 to July 2012. Mr. Lyons joined the Company in April 2007 and served as vice president and corporate controller from April 2007 to January 2010.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Asset Purchase Agreement for Intelisys, Inc dated August 5, 2016

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016; (ii) the Condensed Consolidated Income Statement for the quarter ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 7, 2016	Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MATHIS
Charles A. Mathis
Date:	November 7, 2016	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 7, 2016	Senior Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Asset Purchase Agreement for Intelisys, Inc dated August 5, 2016

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016; (ii) the Condensed Consolidated Income Statement for the quarter ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) the Notes to the Condensed Consolidated Financial Statements.