Form 10-Q
period 2016-12-31
SCANSOURCE, INC.
filed 2017-02-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2016

Commission File Number: 000-26926

ScanSource, Inc.

South Carolina
(State of Incorporation)

57-0965380
(I.R.S. Employer Identification No.)

6 Logue Court
Greenville, South Carolina, 29615
(864) 288-2432

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2017
Common Stock, no par value per share	25,252,642

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2016

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$45,071	$61,400
Accounts receivable, less allowance of $41,120 at December 31, 2016 and $39,032 at June 30, 2016	620,588	559,557
Inventories	512,875	558,581
Prepaid expenses and other current assets	72,130	49,367
Total current assets	1,250,664	1,228,905
Property and equipment, net	56,730	52,388
Goodwill	200,017	92,715
Identifiable intangible assets, net	105,655	51,127
Deferred income taxes	27,829	28,813
Other non-current assets	39,762	37,237
Total assets	$1,680,657	$1,491,185
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$476,339	$471,487
Accrued expenses and other current liabilities	110,272	98,975
Current portion of contingent consideration	32,799	11,594
Income taxes payable	9,886	3,056
Total current liabilities	629,296	585,112
Deferred income taxes	2,234	2,555
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	136,237	71,427
Long-term portion of contingent consideration	78,081	13,058
Other long-term liabilities	41,844	39,108
Total liabilities	893,121	716,689
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,249,467 and 25,614,673 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	52,000	67,249
Retained earnings	817,786	779,934
Accumulated other comprehensive income (loss)	(82,250)	(72,687)
Total shareholders’ equity	787,536	774,496
Total liabilities and shareholders’ equity	$1,680,657	$1,491,185

June 30, 2016 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$904,792	$993,522	$1,837,357	$1,864,350
Cost of goods sold	806,258	892,889	1,647,289	1,676,166
Gross profit	98,534	100,633	190,068	188,184
Selling, general and administrative expenses	73,468	66,965	141,957	128,510
Change in fair value of contingent consideration	1,791	1,816	1,961	3,381
Operating income	23,275	31,852	46,150	56,293
Interest expense	912	709	1,501	990
Interest income	(892)	(767)	(1,908)	(1,709)
Other (income) expense, net	(12,526)	278	(11,948)	958
Income before income taxes	35,781	31,632	58,505	56,054
Provision for income taxes	12,745	10,976	20,653	19,402
Net income	$23,036	$20,656	$37,852	$36,652
Per share data:
Net income per common share, basic	$0.92	$0.78	$1.49	$1.35
Weighted-average shares outstanding, basic	25,146	26,648	25,334	27,175

Net income per common share, diluted	$0.91	$0.77	$1.48	$1.34
Weighted-average shares outstanding, diluted	25,285	26,902	25,490	27,427

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$23,036	$20,656	$37,852	$36,652
Foreign currency translation adjustment	(8,625)	(2,990)	(9,563)	(22,955)
Comprehensive income (loss)	$14,411	$17,666	$28,289	$13,697

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$37,852	$36,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,812	8,289
Amortization of debt issuance costs	148	148
Provision for (recovery of) doubtful accounts	4,007	2,222
Share-based compensation	3,147	3,255
Deferred income taxes	(57)	1,845
Excess tax benefits from share-based payment arrangements	(88)	(101)
Change in fair value of contingent consideration	1,961	3,381
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(49,791)	(19,424)
Inventories	40,792	(49,148)
Prepaid expenses and other assets	(20,805)	(9,699)
Other non-current assets	(1,205)	(3,902)
Accounts payable	(12,863)	(24,748)
Accrued expenses and other liabilities	13,892	12,287
Income taxes payable	6,929	(1,517)
Net cash provided by (used in) operating activities	35,731	(40,460)
Cash flows from investing activities:
Capital expenditures	(3,261)	(3,466)
Cash paid for business acquisitions, net of cash acquired	(83,804)	(61,475)
Net cash provided by (used in) investing activities	(87,065)	(64,941)
Cash flows from financing activities:
Borrowings on revolving credit	829,141	667,908
Repayments on revolving credit	(764,332)	(558,919)
Repayments on long-term debt	—	(2,019)
Repayments on capital lease obligation	(123)	(122)
Contingent consideration payments	(10,241)	(7,286)
Exercise of stock options	2,481	678
Repurchase of common stock	(20,882)	(71,587)
Excess tax benefits from share-based payment arrangements	88	101
Net cash provided by (used in) financing activities	36,132	28,754
Effect of exchange rate changes on cash and cash equivalents	(1,127)	(5,561)
Increase (decrease) in cash and cash equivalents	(16,329)	(82,208)
Cash and cash equivalents at beginning of period	61,400	121,646
Cash and cash equivalents at end of period	$45,071	$39,438

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

The Company operates in the United States, Canada, Latin America and Europe. The Company sells to the United States and Canada from a facility located in Mississippi; to Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and to Europe from facilities located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2016 and June 30, 2016, the results of operations for the quarters and six months ended December 31, 2016 and 2015, the statements of comprehensive income for the quarters and six months ended December 31, 2016 and 2015, and the statements of cash flows for the six months ended December 31, 2016 and 2015. The results of operations for the quarters and six months ended December 31, 2016 and 2015 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2016 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the nature of the Company’s banking relationships with these institutions, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. Checks released but not yet cleared from these accounts in the amounts of $59.2 million and $78.3 million are included in accounts payable as of December 31, 2016 and June 30, 2016, respectively.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessees' obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Currently, the specific issue of contingent consideration payments is the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from financing activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard will be applicable to the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted, provided all eight amendments are adopted in the same period. The guidance requires adoption using a retrospective transition method. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net Income	$23,036	$20,656	$37,852	$36,652
Denominator:
Weighted-average shares, basic	25,146	26,648	25,334	27,175
Dilutive effect of share-based payments	139	254	156	252
Weighted-average shares, diluted	25,285	26,902	25,490	27,427

Net income per common share, basic	$0.92	$0.78	$1.49	$1.35
Net income per common share, diluted	$0.91	$0.77	$1.48	$1.34

For the quarter and six months ended December 31, 2016, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 568,955 and 517,845, respectively. For the quarter and six months ended December 31, 2015, there were 488,087 and 457,087, respectively, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Foreign currency translation adjustment	$(82,250)	$(72,687)
Accumulated other comprehensive income (loss)	$(82,250)	$(72,687)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(in thousands)
Tax expense (benefit)	$144	$(207)	$92	$2,987

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

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in $61.5 million net cash paid for KBZ. Per the asset purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of December 31, 2016, the balance available in escrow was $5.0 million.

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

Under the asset purchase agreement, the Company structured the purchase transaction with an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, plus four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash during the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. Per the asset purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of December 31, 2016, the balance available in escrow was $8.5 million.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. The goodwill balance is primarily attributed to entering the recurring revenue telecom and cloud services market and expanded market opportunities to grow recurring revenue streams. Goodwill in its entirety is expected to be deductible for tax purposes.

Intelisys
(in thousands)
Receivables, net	$21,655
Other current assets	1,547
Property and equipment, net	5,298
Goodwill	109,005
Identifiable intangible assets	63,110
Other non-current assets	1,839
$202,454
Accounts payable	$21,063
Accrued expenses and other current liabilities	2,587
Contingent consideration	95,000
Consideration transferred, net of cash acquired	83,804
$202,454

Following the acquisition date, Intelisys contributed the following results to the Condensed Consolidated Income Statement for the quarter and six months ended December 31, 2016.

	Quarter ended December 31, 2016	Six months ended December 31, 2016
Net Sales	$8,487	$11,350
Amortization of intangible assets	1,585	2,115
Change in fair value of contingent consideration	2,337	3,167
Operating income (loss)	(151)	(286)
Net income (loss)	$311	$11

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

For the two months ended August 31, 2016 and the quarter and six months ended December 31, 2015, the Company has not provided for a change in fair value of contingent consideration.

	Quarter ended December 31, 2016		Six months ended December 31, 2016
	(in thousands, except per share data)		(in thousands, except per share data)
	As Reported, Consolidated	Pro forma, Consolidated (1)	As Reported, Consolidated	Pro forma, Consolidated (2)
Net Sales	$904,792	$904,792	$1,837,357	$1,842,573
Operating income	23,275	23,358	46,150	47,602
Net Income	23,036	23,119	37,852	38,937
Earnings per share:
Basic	$0.92	$0.92	$1.49	$1.54
Diluted	$0.91	$0.91	$1.48	$1.53
(1) Pro forma results add back $0.1 million of acquisition costs for the quarter ended December 31, 2016.
(2) Pro forma results include actual results from Intelisys for the two months ended August 31, 2016. Adjustments include additional amortization and depreciation expense as if the fair value of identifiable intangible assets, including software, had been recorded on July 1, 2015. On a gross basis, operating income includes additional amortization expense of $1.1 million and additional depreciation expense of $0.2 million for the six months ended December 31, 2016. Net income, net of tax, includes additional amortization expense of $0.7 million and additional depreciation expense of $0.1 million for the six months ended December 31, 2016. Adjustments also include additional income tax expense of $0.8 million and adding back acquisition costs of $0.5 million.

	Quarter ended December 31, 2015		Six months ended December 31, 2015
	(in thousands, except per share data)		(in thousands, except per share data)
	As Reported, Consolidated	Pro forma, Consolidated (3)	As Reported, Consolidated	Pro forma, Consolidated (4)
Net Sales	$993,522	$1,000,440	$1,864,350	$1,878,491
Operating income	31,852	32,821	56,293	59,371
Net Income	20,656	21,152	36,652	38,471
Earnings per share:
Basic	$0.78	$0.79	$1.35	$1.42
Diluted	$0.77	$0.79	$1.34	$1.40
(3) Includes actual results for Intelisys for the quarter ended December 31, 2015. On a gross basis, operating income includes additional amortization expense was $1.6 million and additional depreciation expense was $0.3 million for the quarter ended December 31, 2015. Net income, net of tax, includes additional amortization expense was $1.0 million and additional depreciation expense was $0.2 million for the quarter ended December 31, 2015. Adjustments also include additional income tax expense of $1.1 million.
(4) Includes actual results for Intelisys for the six months ended December 31, 2015. On a gross basis, operating income includes additional amortization expense of $3.2 million and additional depreciation expense of $0.5 million for the six months ended December 31, 2015. Net income, net of tax, includes additional amortization expense of $2.0 million and additional depreciation expense of $0.3 million for the six months ended December 31, 2015. Adjustments also include additional income tax expense of $2.6 million.

(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2016, by reporting segment, are as follows:

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2016	$36,434	$56,281	$92,715
Additions	—	109,005	109,005
Foreign currency translation adjustment	(351)	(1,352)	(1,703)
Balance as of December 31, 2016	$36,083	$163,934	$200,017

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2016.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2016	$51,127
Additions	63,110
Amortization expense	(7,320)
Foreign currency translation adjustment	(1,262)
Balance as of December 31, 2016	$105,655

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). The Leverage Ratio calculation excludes the Company's subsidiaries in Brazil. This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. The spread in effect as of December 31, 2016 was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.40%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect as of December 31, 2016 was 0.20%. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of December 31, 2016. There was $136.2 million and $71.4 million outstanding on the revolving credit facility at December 31, 2016 and June 30, 2016, respectively.

The average daily outstanding balance during the six month period ended December 31, 2016 and 2015 was $129.7 million and $70.5 million, respectively. There was $163.8 million and $228.2 million available for additional borrowings as of December 31, 2016 and June 30, 2016, respectively. Letters of credit issued under the multi-currency revolving credit facility totaled €0.0 million and €0.4 million as of December 31, 2016 and June 30, 2016, respectively.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of December 31, 2016, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of December 31, 2016 and June 30, 2016 and is included in long-term debt. The interest rate at December 31, 2016 and June 30, 2016 was 1.48% and 1.32%, respectively.

Debt Issuance Costs

As of December 31, 2016, net debt issuance costs associated with the credit facility and bonds totaled $0.6 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

(7) Derivatives and Hedging Activities

In an effort to manage the exposure to foreign currency exchange rates and interest rates, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with US GAAP. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges designated as hedging instruments are adjusted to fair value through earnings in other income and expense.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $58.4 million and $46.2 million for the exchange of foreign currencies as of December 31, 2016 and June 30, 2016, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(199)	$(598)	$(959)	$(2,300)
Net foreign currency transactional and re-measurement (gains) losses	507	1,026	1,879	3,555
Net foreign currency (gains) losses	$308	$428	$920	$1,255

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, and other currencies versus the U.S. dollar.

The Company used the following derivative instruments, located on its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of December 31, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$642
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$115

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(8) Fair Value of Financial Instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company classifies certain assets and liabilities based on the fair value hierarchy, which aggregates fair value measured assets and liabilities based upon the following levels of inputs:

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$20,893	$20,893	$—	$—
Forward foreign currency exchange contracts	642	—	642	—
Total assets at fair value	$21,535	$20,893	$642	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$20,893	$20,893	$—	$—
Forward foreign currency exchange contracts	115	—	115	—
Liability for contingent consideration, current and non-current portion	110,880	—	—	110,880
Total liabilities at fair value	$131,888	$20,893	$115	$110,880

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

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago ScanSource, Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The final payment to CDC was paid during fiscal year 2016 and the final payment to Imago ScanSource was paid during the current quarter, related to the contingent consideration liabilities. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income (Loss).

CDC is part of the Company's Worldwide Barcode, Networking and Security Segment, and Imago ScanSource, Network1 and Intelisys are part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Imago ScanSource, Network1 and Intelisys earnouts for the quarter and six months ended December 31, 2016:

	Contingent consideration for the quarter ended	Contingent consideration for the six months ended
	December 31, 2016	December 31, 2016
	Communications & Services Segment	Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$110,835	$24,652
Issuance of contingent consideration	—	95,000
Payments	(1,607)	(10,241)
Change in fair value of contingent consideration	1,791	1,961
Foreign currency translation adjustment	(139)	(492)
Fair value at end of period	$110,880	$110,880

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago ScanSource, and Network1 earnouts for the quarter and six months ended December 31, 2015:

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2015			December 31, 2015
	Barcode, Networking & Security Segment	Communications & Services Segment	Total	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$4,114	$24,943	$29,057	$5,109	$28,851	$33,960
Payments	(3,133)	(4,153)	(7,286)	(3,133)	(4,153)	(7,286)
Change in fair value of contingent consideration	—	1,816	1,816	126	3,255	3,381
Foreign currency translation adjustment	175	238	413	(946)	(5,109)	(6,055)
Fair value at end of period	$1,156	$22,844	$24,000	$1,156	$22,844	$24,000

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in currencies other than the U.S. dollar and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liabilities at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liabilities associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the United States, Brazilian and European markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of December 31, 2016 and June 30, 2016 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
December 31, 2016	Discounted cash flow	Weighted average cost of capital	15.2%
		Adjusted EBITDA growth rate	30.4%

June 30, 2016	Discounted cash flow	Weighted average cost of capital	17.7%
		Adjusted EBITDA growth rate	44.0%

The final payment of the contingent consideration related to Imago ScanSource was paid during the quarter ended December 31, 2016. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $0.8 million and $1.1 million for the quarter and six months ended December 31, 2016. The change in fair value is primarily driven by actual results that were less than expected, including special adjustments as determined by the stock purchase agreement. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at December 31, 2016 was $12.7 million, of which $7.3 million is classified as current. For the quarter ended December 31, 2016 the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.2 million, primarily driven by the recurring amortization of the unrecognized fair value discount, partially offset by a increase in the discount rate used and less than expected results. For the six months ended December 31, 2016 the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $0.1 million. The change for the six months ended December 31, 2016 is primarily driven by less than expected actual results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $15.6 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at December 31, 2016 was $98.2 million, of which $25.5 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $2.3 million and $3.2 million for the quarter and six months ended December 31, 2016, respectively. The change for the quarter and six month period is driven by the recurring amortization of the unrecognized fair value discount, partially offset by an increase in the discount rate used. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $132.5 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

(9) Segment Information

The Company is a leading global provider of technology products and solutions to resellers and sales partners in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment in North America, Latin America, and Europe. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and healthcare applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$595,359	$689,530	$1,228,764	$1,263,199
Worldwide Communications & Services	309,433	303,992	608,593	601,151
	$904,792	$993,522	$1,837,357	$1,864,350
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$1,720	$1,520	$3,361	$2,546
Worldwide Communications & Services	4,049	2,112	6,814	4,302
Corporate	819	719	1,637	1,441
	$6,588	$4,351	$11,812	$8,289
Operating income:
Worldwide Barcode, Networking & Security	$11,985	$19,000	$25,441	$32,814
Worldwide Communications & Services	11,625	12,912	21,542	23,761
Corporate	(335)	(60)	(833)	(282)
	$23,275	$31,852	$46,150	$56,293
Capital expenditures:
Worldwide Barcode, Networking & Security	$524	$1,657	$1,384	$1,780
Worldwide Communications & Services	475	1,376	1,085	1,630
Corporate	286	—	792	56
	$1,285	$3,033	$3,261	$3,466
Sales by Geography Category:
United States	$676,600	$745,898	$1,396,971	$1,396,895
International(1)	236,977	257,880	459,742	486,778
Less intercompany sales	(8,785)	(10,256)	(19,356)	(19,323)
	$904,792	$993,522	$1,837,357	$1,864,350

(1) For the quarter and six months ended December 31, 2016, there were no sales in excess of 10% of consolidated net sales to any single international country.

	December 31, 2016	June 30, 2016
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$843,883	$836,674
Worldwide Communications & Services	758,062	595,781
Corporate	78,712	58,730
	$1,680,657	$1,491,185
Property and equipment, net by Geography Category:
United States	$51,786	$46,935
International	4,944	5,453
	$56,730	$52,388

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

During the quarter ended December 31, 2016, the Company recognized $12.8 million in proceeds from a legal settlement, net of attorney fees.

The Company is in the process of completing several capital projects for fiscal year 2017 that will result in significant cash commitments. Total capital expenditures for fiscal year 2017 are expected to range from $5 million to $10 million, primarily for IT investments.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as they were escrowed or claimed against future earnout payments in the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of December 31, 2016:

	December 31, 2016
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,310	$586
Other non-current assets	$—	$9,689
Liabilities
Accrued expenses and other current liabilities	$2,310	$586
Other long-term liabilities	$—	$9,689

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

(11) Income Taxes
The Company had approximately $2.3 million and $2.1 million of total gross unrecognized tax benefits as of December 31, 2016 and June 30, 2016, respectively. Of this total at December 31, 2016, approximately $1.4 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016, the Company had approximately $1.2 million accrued for interest and penalties.

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

The Company’s effective tax rate of 35.3% for the six months ended December 31, 2016 differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.
Financial results in Belgium for the quarter and six months ended December 31, 2016 produced a pre-tax loss, compared to pre-tax income generated for the quarter and six months ended December 31, 2015. In addition, our Belgium business also produced overall positive cumulative earnings over the most recent three-year period. In the judgment of management, the conditions that gave rise to the losses recognized for the current quarter and most recent fiscal year are temporary and it is more likely than not that the deferred tax asset will be realized.

(12) Subsequent Event

On January 19, 2017, Avaya Inc. (“Avaya”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Avaya is one of the Company’s largest vendors, and while the Company expects Avaya to reorganize under the Bankruptcy Code and for the Company’s relationship with Avaya to continue consistent with past practices, the bankruptcy process entails numerous uncertainties and it is possible that Avaya will not be able to successfully reorganize, or that the bankruptcy will result in a loss of customer confidence that will negatively impact sales.  Any such adverse outcome could have an adverse effect on our business, results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from approximately 500 technology suppliers and sell to approximately 35,000 resellers and sales partners in the following specialty technology markets: POS and Barcode, networking and security, communications, telecom and cloud services, and emerging technologies.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president: Worldwide Barcode, Networking & Security and Worldwide Communications & Services.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells to the United States and Canada from its facilities located in Mississippi; to Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and to Europe principally from facilities in Belgium, France, Germany and the United Kingdom.

The Company's key vendors include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/Ruckus Wireless, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Honeywell, HID, Ingenico, Jabra, Level 3, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Windstream, XO, and Zebra Technologies.

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

Our Future

Our objective is to grow profitable sales in the technologies we offer. On an ongoing basis we evaluate strategic acquisitions to enhance our technological and geographic portfolios and to expand our capabilities in higher margin, high growth areas. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies continue to experience increased competition. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to more effectively compete in the marketplace.

Results of Operations

Net Sales
The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters and six months ended December 31, 2016 and 2015.

	Quarter ended December 31,
Net Sales by Segment:	2016	2015	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$595,359	$689,530	$(94,171)	(13.7)%
Worldwide Communications & Services	309,433	303,992	5,441	1.8%
Total net sales	$904,792	$993,522	$(88,730)	(8.9)%

	Six months ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,228,764	$1,263,199	$(34,435)	(2.7)%
Worldwide Communications & Services	608,593	601,151	7,442	1.2%
Total net sales	$1,837,357	$1,864,350	$(26,993)	(1.4)%

On a constant currency basis and excluding acquisitions, consolidated net sales for the Company decreased $103.0 million and $112.9 million, or 10.4% and 6.2%, compared with the prior year quarter and six month period, respectively.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to technology resellers and sales partners in North America, Europe and Latin America. Sales for the Barcode, Networking & Security segment decreased $94.2 million and $34.4 million compared to the prior year quarter and six month period, respectively. Excluding the foreign exchange positive impact of $3.3 million for the quarter ended December 31, 2016, adjusted net sales decreased $97.4 million, or 14.1%. Excluding the foreign exchange positive impact of $6.4 million for the six months ended December 31, 2016, as well as sales from the KBZ acquisition of $99.3 million and $34.6 million for the three months ended September 30, 2016 and 2015, respectively, adjusted net sales for the Barcode, Networking & Security segment decreased $105.5 million, or 8.6%. The decrease in net sales and adjusted net sales for the quarter and six month period ended December 31, 2016 compared to prior year is primarily due to lower sales volume in our North American businesses, partially attributable to a big deal within our KBZ business in the prior year that did not recur, nor did we expect it to recur in the current year.

Worldwide Communications & Services
The Communications & Services segment consists of sales to technology resellers and sales partners in North America, Europe and Latin America. Sales for the Communications & Services segment increased $5.4 million and $7.4 million compared to the prior year quarter and six month period, respectively, primarily due to the inclusion of Intelisys results. Excluding the foreign exchange positive impact of $2.6 million and $3.5 million and sales from the Intelisys acquisition of $8.5 million and $11.4 million for the quarter and six month period, respectively, adjusted net sales for the Communications & Services segment decreased $5.6 million and $7.4 million, or 1.8% and 1.2%, for the quarter and six months ended December 31, 2016. The decrease in adjusted net sales for the quarter is largely due to lower sales volume in Europe. The decrease in adjusted net sales for the six month period is primarily due to lower sales volume in Europe and Brazil, partially offset by overall sales growth in North America.

	Quarter ended December 31,
Net Sales by Geography:	2016	2015	$ Change	% Change
	(in thousands)
United States	$667,818	$735,642	$(67,824)	(9.2)%
International	$236,974	$257,880	(20,906)	(8.1)%
Total net sales	$904,792	$993,522	$(88,730)	(8.9)%

	Six months ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
United States	$1,377,627	$1,377,572	$55	—%
International	459,730	486,778	(27,048)	(5.6)%
Total net sales	$1,837,357	$1,864,350	$(26,993)	(1.4)%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters and six months ended December 31, 2016 and 2015:

	Quarter ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$49,188	$57,687	$(8,499)	(14.7)%	8.3%	8.4%
Worldwide Communications & Services	49,346	42,946	6,400	14.9%	15.9%	14.1%
Gross profit	$98,534	$100,633	$(2,099)	(2.1)%	10.9%	10.1%

	Six months ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$99,285	$105,734	$(6,449)	(6.1)%	8.1%	8.4%
Worldwide Communications & Services	90,783	82,450	8,333	10.1%	14.9%	13.7%
Gross profit	$190,068	$188,184	$1,884	1.0%	10.3%	10.1%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margins decreased for the Barcode, Networking & Security segment for the quarter and six months ended December 31, 2016 compared to the prior year. The decrease in gross profit dollars is largely driven by the decrease in sales for our North American businesses. For the quarter and six month period, gross profit margin decreased primarily due to vendor program changes.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars and gross profit margin increased for the quarter and six months ended December 31, 2016 primarily due to the results contributed by Intelisys. Excluding the impact of the gross profit from the Intelisys acquisition, gross profit dollars decreased $2.1 million and $3.0 million, respectively, and gross profit margin decreased to 13.6% and 13.3%, respectively, for the quarter and six months ended December 31, 2016 primarily due to timing of vendor program recognition.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2016 and 2015:

	Quarter ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expenses	$73,468	$66,965	$6,503	9.7%	8.1%	6.7%
Change in fair value of contingent consideration	1,791	1,816	(25)	(1.4)%	0.2%	0.2%
Operating expenses	$75,259	$68,781	$6,478	9.4%	8.3%	6.9%

	Six months ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expenses	$141,957	$128,510	$13,447	10.5%	7.7%	6.9%
Change in fair value of contingent consideration	1,961	3,381	(1,420)	(42.0)%	0.1%	0.2%
Operating expenses	$143,918	$131,891	$12,027	9.1%	7.8%	7.1%

Selling, general and administrative expenses ("SG&A") increased $6.5 million and $13.4 million, respectively, for the quarter and six months ended December 31, 2016 as compared to the prior year. The increase in SG&A for the quarter is primarily due to increased employee-related expenses, largely related to acquisitions and amortization expense on intangible assets. The increase in SG&A for the six month period is primarily due to increased employee-related expenses, largely related to acquisitions, amortization expense on intangible assets, and bad debt expense.

We present changes in fair value of the contingent consideration owed to the former shareholders of Imago ScanSource, Nework1 and Intelisys as a separate line item in operating expenses. The final earnout payment was paid to the former shareholders of Imago ScanSource during the quarter ended December 31, 2016. We recorded fair value adjustment losses of $1.8 million and $2.0 million for the quarter and six month period, respectively, which was primarily driven by the recurring amortization of the unrecognized fair value discount, partially offset by an increase in the discount rate used.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2016 and 2015:

	Quarter ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$11,985	$19,000	$(7,015)	(36.9)%	2.0%	2.8%
Worldwide Communications & Services	11,625	12,912	(1,287)	(10.0)%	3.8%	4.2%
Corporate	(335)	(60)	(275)	nm*	nm*	nm*
Operating income	$23,275	$31,852	$(8,577)	(26.9)%	2.6%	3.2%

	Six months ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$25,441	$32,814	$(7,373)	(22.5)%	2.1%	2.6%
Worldwide Communications & Services	21,542	23,761	(2,219)	(9.3)%	3.5%	4.0%
Corporate	(833)	(282)	(551)	nm*	nm*	nm*
Operating income	$46,150	$56,293	$(10,143)	(18.0)%	2.5%	3.0%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin decreased for the quarter and six months ended December 31, 2016 compared to the prior year, largely due to decreases in sales volume and changes in vendor programs.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter and six months ended December 31, 2016 compared to the prior year largely due to the additional employee related costs contributed by Intelisys, amortization expense related to the Intelisys acquisition, and increased bad debt expense. Excluding the results of Intelisys, operating income decreased $1.0 million and operating margin decreased to 4.0% for the quarter ended December 31, 2016, primarily due to lower gross profit margins, partially offset by a fair value adjustment gain recognized during the quarter for Imago ScanSource compared to a loss in the prior year quarter. Excluding the results of Intelisys for the six month period ended December 31, 2016, operating income decreased $1.7 million and operating margin decreased to 3.7%, largely due to lower gross profit margins and increased bad debt expense, partially offset by fair value adjustment gains recognized during the six month period.

Corporate

Corporate incurred a $0.3 million and $0.8 million expense relating to acquisition costs during the quarter and six months ended December 31, 2016, respectively, compared to $0.1 million and $0.3 million of expense relating to acquisition costs for the quarter and six months ended December 31, 2015, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2016 and 2015:

	Quarter ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$912	$709	$203	28.6%	0.1%	0.1%
Interest income	(892)	(767)	(125)	16.3%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	308	428	(120)	(28.0)%	0.0%	0.0%
Other, net	(12,834)	(150)	(12,684)	8,456.0%	(1.4)%	(0.0)%
Total other (income) expense, net	$(12,506)	$220	$(12,726)	(5,784.5)%	(1.4)%	0.0%

	Six months ended December 31,				% of Net Sales December 31,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$1,501	$990	$511	51.6%	0.1%	0.1%
Interest income	(1,908)	(1,709)	(199)	11.6%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	920	1,255	(335)	(26.7)%	0.1%	0.1%
Other, net	(12,868)	(297)	(12,571)	4,232.7%	(0.7)%	(0.0)%
Total other (income) expense, net	$(12,355)	$239	$(12,594)	(5,269.5)%	(0.7)%	0.0%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and six months ended December 31, 2016 primarily due to higher borrowings on the revolving credit facility.

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

Other income increased for the quarter and six months ended December 31, 2016 compared to the prior year, primarily due to the recognition of a legal settlement, net of attorney fees.

Provision for Income Taxes

For the quarter and six months ended December 31, 2016, income tax expense was $12.7 million and $20.7 million, reflecting an effective tax rate of 35.6% and 35.3%, respectively. The effective tax rate for the quarter and six months ended December 31, 2015 was 34.7% and 34.6%, respectively. The increase in the effective tax rate from the prior year quarter and six month period is primarily due to an increase in non-deductible expenses and a higher mix of income in North America. Our estimated annual effective tax rate range for the full 2017 fiscal year is approximately 35% to 35.5%.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income, non-GAAP EPS, return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Constant Currency
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the weighted-average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable weighted-average foreign exchange rates from the prior year period. This information is provided to view financial results without the translation impact of fluctuations in foreign currency rates.

Non-GAAP Operating Income, Non-GAAP Pre-Tax Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a more consistent basis with prior periods, the Company discloses non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition costs, and other non-GAAP adjustments. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods.

Below we are providing a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended December 31, 2016				Quarter ended December 31, 2015
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$23,275	$35,781	$23,036	$0.91	$31,852	$31,632	$20,656	$0.77
Adjustments:
Amortization of intangible assets	4,165	4,165	2,740	0.11	2,545	2,545	1,732	0.06
Change in fair value of contingent consideration	1,791	1,791	1,000	0.04	1,816	1,816	1,244	0.05
Acquisition costs	335	335	335	0.01	60	60	60	—
Legal settlement, net of attorney fees	—	(12,777)	(8,047)	(0.32)	—	—	—	—
Non-GAAP measures	$29,566	$29,295	$19,064	$0.75	$36,273	$36,053	$23,692	$0.88
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended December 31, 2016 and 2015, respectively:

	Quarter ended December 31,
	2016	2015
Return on invested capital ratio, annualized(a)	13.8%	17.5%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2016	2015
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$23,036	$20,656
Plus: interest expense	912	709
Plus: income taxes	12,745	10,976
Plus: depreciation and amortization	6,588	4,351
EBITDA (non-GAAP)	43,281	36,692
Plus: Change in fair value of contingent consideration	1,791	1,816
Plus: Acquisition costs	335	60
Less: Legal settlement, net of attorney fees	(12,777)	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$32,630	$38,568

	Quarter ended December 31,
	2016	2015
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$773,161	$764,693
Equity – end of the quarter	787,536	754,794
Plus: Change in fair value of contingent consideration, net of tax	1,000	1,244
Plus: Acquisition costs, net of tax (a)	335	60
Less: Legal settlement, net of attorney fees, net of tax	(8,047)	—
Average equity	776,993	760,396
Average funded debt (b)	162,483	117,421
Invested capital (denominator for ROIC) (non-GAAP)	$939,476	$877,817

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under our $300 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash generated from operations and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $45.1 million at December 31, 2016, compared to $61.4 million at June 30, 2016, including $40.8 million and $52.7 million held outside of the United States at December 31, 2016 and June 30, 2016, respectively. Checks released but not yet cleared in the amounts of $59.2 million and $78.3 million are included in accounts payable as of December 31, 2016 and June 30, 2016, respectively. The available cash for borrowings under the revolving credit facility was in excess of checks released but not yet cleared as of December 31, 2016 and June 30, 2016, respectively.

We conduct business in many locations throughout the world where we generate and use cash. The Company provides for U.S. income taxes for the earnings of its Canadian subsidiary. The Company does not provide for U.S. income taxes for undistributed earnings from all other geographies, which are considered to be retained indefinitely for reinvestment. If these funds were distributed in the operations of the United States, we would be required to record and pay significant additional foreign withholding taxes and additional U.S. federal income taxes upon repatriation.

Our net investment in working capital at December 31, 2016 was $621.4 million compared to $643.8 million at June 30, 2016 and $687.4 million at December 31, 2015. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Six months ended
	(in thousands)
Cash provided by (used in):	December 31, 2016	December 31, 2015
Operating activities	$35,731	$(40,460)
Investing activities	(87,065)	(64,941)
Financing activities	36,132	28,754
Effect of exchange rate change on cash and cash equivalents	(1,127)	(5,561)
Increase (decrease) in cash and cash equivalents	$(16,329)	$(82,208)

Net cash provided by operating activities was $35.7 million for the six months ended December 31, 2016, compared to net cash used in operating activities of $40.5 million in the prior year period. Cash provided by operating activities for the six months ended December 31, 2016 is primarily attributable to higher net income and decreases in inventory purchases, partially offset by increased accounts receivable. Changes in working capital balances, such as accounts receivable and accounts payable, exclude balances acquired from Intelisys at acquisition.

The number of days sales outstanding ("DSO") was 60 days at December 31, 2016, excluding the impact of the Intelisys acquisition on August 29, 2016, compared to 57 days at June 30, 2016 and 53 days at December 31, 2015, excluding the impact of the KBZ acquisition on September 4, 2015. DSO increased due to higher accounts receivable as a percentage of sales. Inventory turned 6.0 times during the second quarter of fiscal year 2016, as well as in the sequential and prior year quarters.

Cash used in investing activities for the six months ended December 31, 2016 was $87.1 million, compared to $64.9 million used in the prior year period. Cash used in investing activities for the six months ended December 31, 2016 primarily represents the cash used to acquire Intelisys. Cash used in investing activities for the six months ended December 31, 2015 represents cash used to acquire KBZ.

Management expects capital expenditures for fiscal year 2017 to range from $5 million to $10 million, primarily for IT investments.

For the six months ended December 31, 2016, cash provided by financing activities totaled to $36.1 million compared to $28.8 million in the prior year period. Cash provided by financing activities for the six months ended December 31, 2016 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock and pay contingent consideration payments to the former shareholders of Network1 and Imago ScanSource. Cash provided by financing activities for the six months ended December 31, 2015 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock.

In August 2016, our Board of Directors authorized a new three-year $120 million share repurchase program. Under the program through December 31, 2016, the Company repurchased approximately 0.6 million shares for approximately $20.3 million.

The Company has a $300 million multi-currency senior secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent, and a syndicate of banks that matures on November 6, 2018. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $150 million accordion feature that allows the Company to increase the availability to $450 million, subject to obtaining additional credit commitments for the lenders participating in the increase.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.25% for LIBOR-based loans and 0.00% to 1.25% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants under the credit facility as of December 31, 2016.

There was $136.2 million and $71.4 million in outstanding borrowings on our $300 million revolving credit facility as of December 31, 2016 and June 30, 2016, respectively.

On a gross basis, we borrowed $829.1 million and repaid $764.3 million on our revolving credit facility in the six months ended December 31, 2016. In the prior year period, on a gross basis, we borrowed $667.9 million and repaid $558.9 million. The average daily balance during the six month period ended December 31, 2016 and 2015 was $129.7 million and $70.5 million, respectively. There were no stand-by letters of credits issued under the multi-currency revolving credit facility and there was $163.8 million available for additional borrowings as of December 31, 2016.

On September 19, 2014, the Company, through a wholly-owned subsidiary, completed its acquisition of 100% of the shares of Imago ScanSource, pursuant to the share purchase agreement. The purchase price was structured with an initial payment of $37.4 million, plus two additional annual cash installments for the twelve months ending September 30, 2015 and 2016, based on the financial performance of Imago ScanSource. The Company acquired $1.9 million of cash during the acquisition, resulting in net $35.5 million cash paid for Imago ScanSource. The final earnout payment to the former shareholders of Imago ScanSource was paid during the quarter ended December 31, 2016.

On January 13, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the shares of Network1, pursuant to the share purchase and sale agreement. The Company structured the purchase transaction with an initial cash payment of approximately $29.1 million, plus four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2015 through June 30, 2018. The Company acquired $4.8 million of cash in connection with the acquisition, resulting in $24.3 million net cash paid for Network1. The Company assumed net debt of $35.2 million as part of the initial purchase consideration, all of which has been repaid. The Company has made two earnout payments to the former shareholders. As of December 31, 2016, $12.7 million is recorded for the earnout obligation, of which $7.3 million is classified as current. Future earnout payments will be funded by cash from operations and our existing revolving credit facility.

On September 4, 2015, the Company acquired substantially all the assets of KBZ. Under the asset purchase agreement, the Company acquired certain assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in net $61.5 million cash paid for KBZ.

On August 29, 2016, the Company acquired substantially all the assets of Intelisys, a technology services company with voice, data, cable, wireless, and cloud services. Under the asset purchase agreement, the Company structured the purchase transaction with an initial cash payment of approximately $84.6 million, which consists of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, plus four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash during the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. As of December 31, 2016, $98.2 million is recorded for the earnout obligation, of which $25.5 million is classified as current. Future earnout payments will be funded by cash from operations and our existing revolving credit facility.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility and variable rate long-term debt would have resulted in a $1.4 million increase or decrease annually in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At December 31, 2016, the Company had $141.7 million in variable rate long term debt and borrowings under the revolving credit facility with no interest rate swaps in place. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Chilean pesos, Colombian pesos and Peruvian nuevos soles. At December 31, 2016, the fair value of the Company’s currency forward contracts outstanding was a net receivable of $0.5 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s management, including the CEO and Interim CFO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016. During the quarter ended December 31, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Vendor relationships - One of our key vendors recently filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  This filing, or similar filings from other of our key vendors, could adversely affect our business, results of operations and financial condition.

On January 19, 2017, Avaya Inc. (“Avaya”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Avaya is one of the Company’s largest vendors, and while the Company expects Avaya to reorganize under the Bankruptcy Code and for the Company’s relationship with Avaya to continue consistent with past practices, the bankruptcy process entails numerous uncertainties and it is possible that Avaya will not be able to successfully reorganize, or that the bankruptcy will result in a loss of customer confidence that will negatively impact sales.  Any such adverse outcome could have an adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years. During the quarter ended December 31, 2016, the Company repurchased shares of its common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1, 2016 through October 31, 2016	—	$—	—	$103,133,794
November 1, 2016 through November 30, 2016	100,530	$34.51	100,530	$99,664,707
December 1, 2016 through December 31, 2016	—	$—	—	$99,664,707
Total	577,643	$35.20	577,643	$99,664,707

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016; (ii) the Condensed Consolidated Income Statement for the quarter and six months ended December 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended December 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 7, 2017	Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 7, 2017	Interim Chief Financial Officer, Senior Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016; (ii) the Condensed Consolidated Income Statement for the quarter and six months ended December 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended December 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015; and (v) the Notes to the Condensed Consolidated Financial Statements.