Form 10-Q
period 2017-03-31
SCANSOURCE, INC.
filed 2017-05-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2017

Commission File Number: 000-26926

ScanSource, Inc.

South Carolina
(State of Incorporation)

57-0965380
(I.R.S. Employer Identification No.)

6 Logue Court
Greenville, South Carolina, 29615
(864) 288-2432

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Smaller reporting company	☐
Accelerated filer	☐		Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, no par value per share	25,314,306

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2017

FORWARD-LOOKING STATEMENTS

We include forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein. These statements generally can be identified by words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those suggested by these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and vendors, termination of our relationship with key vendors or a significant modification of the terms under which we operate with a key vendor, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions, and the other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$62,187	$61,400
Accounts receivable, less allowance of $42,494 at March 31, 2017 and $39,032 at June 30, 2016	565,242	559,557
Inventories	514,238	558,581
Prepaid expenses and other current assets	59,739	49,367
Total current assets	1,201,406	1,228,905
Property and equipment, net	56,409	52,388
Goodwill	201,066	92,715
Identifiable intangible assets, net	105,578	51,127
Deferred income taxes	27,534	28,813
Other non-current assets	39,823	37,237
Total assets	$1,631,816	$1,491,185
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$437,226	$471,487
Accrued expenses and other current liabilities	111,330	98,975
Current portion of contingent consideration	31,257	11,594
Income taxes payable	5,461	3,056
Total current liabilities	585,274	585,112
Deferred income taxes	2,163	2,555
Long-term debt	5,429	5,429
Borrowings under revolving credit facility	108,505	71,427
Long-term portion of contingent consideration	81,966	13,058
Other long-term liabilities	39,760	39,108
Total liabilities	823,097	716,689
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,314,031 and 25,614,673 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	55,997	67,249
Retained earnings	830,210	779,934
Accumulated other comprehensive income (loss)	(77,488)	(72,687)
Total shareholders’ equity	808,719	774,496
Total liabilities and shareholders’ equity	$1,631,816	$1,491,185

June 30, 2016 amounts are derived from audited consolidated financial statements.

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$813,538	$798,404	$2,650,895	$2,662,754
Cost of goods sold	720,867	713,928	2,368,155	2,390,093
Gross profit	92,671	84,476	282,740	272,661
Selling, general and administrative expenses	70,733	61,690	212,691	190,202
Change in fair value of contingent consideration	1,960	1,139	3,921	4,520
Operating income	19,978	21,647	66,128	77,939
Interest expense	780	694	2,281	1,684
Interest income	(1,040)	(800)	(2,948)	(2,509)
Other (income) expense, net	667	400	(11,280)	1,357
Income before income taxes	19,571	21,353	78,075	77,407
Provision for income taxes	7,147	7,311	27,799	26,713
Net income	$12,424	$14,042	$50,276	$50,694
Per share data:
Net income per common share, basic	$0.49	$0.54	$1.99	$1.90
Weighted-average shares outstanding, basic	25,262	25,863	25,311	26,741

Net income per common share, diluted	$0.49	$0.54	$1.97	$1.88
Weighted-average shares outstanding, diluted	25,400	25,967	25,458	26,908

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$12,424	$14,042	$50,276	$50,694
Foreign currency translation adjustment	4,762	10,288	(4,801)	(12,667)
Comprehensive income	$17,186	$24,330	$45,475	$38,027

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$50,276	$50,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,692	12,570
Amortization of debt issuance costs	223	223
Provision for doubtful accounts	5,632	2,803
Share-based compensation	4,862	5,194
Deferred income taxes	455	7,248
Excess tax benefits from share-based payment arrangements	(88)	(101)
Change in fair value of contingent consideration	3,921	4,520
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,022	52,327
Inventories	41,509	(7,736)
Prepaid expenses and other assets	(8,125)	(312)
Other non-current assets	(32)	(1,571)
Accounts payable	(54,378)	(108,896)
Accrued expenses and other liabilities	11,720	8,005
Income taxes payable	2,435	(656)
Net cash provided by (used in) operating activities	84,124	24,312
Cash flows from investing activities:
Capital expenditures	(6,445)	(9,120)
Cash paid for business acquisitions, net of cash acquired	(83,804)	(61,475)
Payments for acquisition of intangible assets	(3,583)	—
Net cash provided by (used in) investing activities	(93,832)	(70,595)
Cash flows from financing activities:
Borrowings on revolving credit	1,305,922	1,058,720
Repayments on revolving credit	(1,268,846)	(985,079)
Repayments on long-term debt	—	(2,019)
Repayments on capital lease obligation	(184)	(162)
Contingent consideration payments	(10,241)	(7,286)
Exercise of stock options	4,770	3,816
Repurchase of common stock	(20,882)	(98,414)
Excess tax benefits from share-based payment arrangements	88	101
Net cash provided by (used in) financing activities	10,627	(30,323)
Effect of exchange rate changes on cash and cash equivalents	(132)	(4,191)
Increase (decrease) in cash and cash equivalents	787	(80,797)
Cash and cash equivalents at beginning of period	61,400	121,646
Cash and cash equivalents at end of period	$62,187	$40,849

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

The Company operates in the United States, Canada, Latin America and Europe. The Company sells products into the United States and Canada from a facility located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and into Europe from facilities located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2017 and June 30, 2016, the results of operations for the quarters and nine months ended March 31, 2017 and 2016, the statements of comprehensive income for the quarters and nine months ended March 31, 2017 and 2016, and the statements of cash flows for the nine months ended March 31, 2017 and 2016. The results of operations for the quarters and nine months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2017 from the information included in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $2.9 million and $78.3 million are included in accounts payable as of March 31, 2017 and June 30, 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2018. We are currently in the process of evaluating the impact of this guidance on our consolidated financial results to determine the appropriate transition method for the Company. We have engaged a third-party consultant to assist with developing a multi-phase plan to assess the impact of adoption. We have also begun our initial review and analysis of business processes and current material contracts.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues, with the treatment of contingent consideration payments made after a business combination being the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from financing activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard will be applicable to the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted, provided all eight amendments are adopted in the same period. The guidance requires adoption using a retrospective transition method. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In January 2017, the FASB issued guidance clarifying the definition of a business within Accounting Standards Codification ("ASC") Topic 850 Business Combinations. The new standard narrows the definition of a business and therefore affects whether an acquisition represents the purchase of a business or an asset. The standard provides for an initial assessment to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, qualifying as an asset, not a business. If the definition of the acquisition is not clear after the initial assessment, the guidance provides framework to determine if the asset(s) acquired include an input and a substantive process that together significantly contribute to the ability to create an output, which constitutes a business. The distinction between a business and an asset is important because asset acquisitions do not result in goodwill, do not require the expensing of transaction costs and do not record contingent consideration at fair value at the acquisition date, as well as other accounting concepts. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted as long as the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the new standard in connection with an asset acquisition completed during the quarter ended March 31, 2017 (See Note 4-Acquisitions).

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not exceeding the carrying amount of goodwill. In addition, income tax effects from any tax deductible goodwill shall also be considered in measuring goodwill impairment loss, if applicable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company intends to adopt the guidance prospectively during the fiscal quarter ended June 30, 2017 as our annual goodwill impairment testing measurement date is April 30, 2017 for the current fiscal year. The adoption is not expected to have an impact on the Company's consolidated financial statements.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net Income	$12,424	$14,042	$50,276	$50,694
Denominator:
Weighted-average shares, basic	25,262	25,863	25,311	26,741
Dilutive effect of share-based payments	138	104	147	167
Weighted-average shares, diluted	25,400	25,967	25,458	26,908

Net income per common share, basic	$0.49	$0.54	$1.99	$1.90
Net income per common share, diluted	$0.49	$0.54	$1.97	$1.88

For the quarter and nine months ended March 31, 2017, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 442,001 and 454,006, respectively. For the quarter and nine months ended March 31, 2016, there were 868,211 and 835,055, respectively, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2017	June 30, 2016
	(in thousands)
Foreign currency translation adjustment	$(77,488)	$(72,687)
Accumulated other comprehensive income (loss)	$(77,488)	$(72,687)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Tax expense (benefit)	$(271)	$(1,264)	$(179)	$1,723

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

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash as part of the acquisition, resulting in $61.5 million net cash paid for KBZ.

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

Under the asset purchase agreement, the Company made an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, and agreed to make four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash as part of the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of March 31, 2017, the balance available in escrow was $8.5 million.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. The goodwill balance is primarily attributed to entering the recurring revenue telecom and cloud services market and expanded market opportunities to grow recurring revenue streams. Goodwill and identifiable intangible assets are expected to be fully deductible for tax purposes.

Intelisys
(in thousands)
Receivables, net	$21,655
Other current assets	1,547
Property and equipment, net	5,298
Goodwill	109,005
Identifiable intangible assets	63,110
Other non-current assets	1,839
$202,454
Accounts payable	$21,063
Accrued expenses and other current liabilities	2,587
Contingent consideration	95,000
Consideration transferred, net of cash acquired	83,804
$202,454

Following the acquisition date, Intelisys contributed the following results to the Condensed Consolidated Income Statement for the quarter and nine months ended March 31, 2017.

	Quarter ended March 31, 2017	Nine months ended March 31, 2017
Net Sales	$8,893	$20,244
Amortization of intangible assets	1,586	3,701
Change in fair value of contingent consideration	3,289	6,457
Operating income (loss)	(656)	(942)
Net income (loss)	$(403)	$(392)

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

For the two months ended August 31, 2016, and the quarter and nine months ended March 31, 2016, the Company has not provided for a change in fair value of contingent consideration.

	Quarter ended March 31, 2017		Nine months ended March 31, 2017
	(in thousands, except per share data)		(in thousands, except per share data)
	As Reported, Consolidated	Pro forma, Consolidated (1)	As Reported, Consolidated	Pro forma, Consolidated (2)
Net Sales	$813,538	$813,538	$2,650,895	$2,656,111
Operating income	19,978	19,978	66,128	67,580
Net Income	12,424	12,424	50,276	51,361
Earnings per share:
Basic	$0.49	$0.49	$1.99	$2.03
Diluted	$0.49	$0.49	$1.97	$2.02
(1) There were no acquisition costs in the pro forma results presented for the quarter ended March 31, 2017.
(2) Pro forma results include actual results from Intelisys for the two months ended August 31, 2016. Adjustments include additional amortization and depreciation expense as if the fair value of identifiable intangible assets, including software, had been recorded on July 1, 2015. On a gross basis, operating income includes additional amortization expense of $1.1 million and additional depreciation expense of $0.2 million for the nine months ended March 31, 2017. Net income, net of tax, includes additional amortization expense of $0.7 million and additional depreciation expense of $0.1 million for the nine months ended March 31, 2017. Adjustments also include additional income tax expense of $0.8 million and adding back acquisition costs of $0.5 million.

	Quarter ended March 31, 2016		Nine months ended March 31, 2016
	(in thousands, except per share data)		(in thousands, except per share data)
	As Reported, Consolidated	Pro forma, Consolidated (3)	As Reported, Consolidated	Pro forma, Consolidated (4)
Net Sales	$798,404	$805,097	$2,662,754	$2,683,588
Operating income	21,647	22,112	77,939	81,483
Net Income	14,042	14,296	50,694	52,768
Earnings per share:
Basic	$0.54	$0.55	$1.90	$1.97
Diluted	$0.54	$0.55	$1.88	$1.96
(3) Includes actual results for Intelisys for the quarter ended March 31, 2016. On a gross basis, operating income includes additional amortization expense of $1.6 million and additional depreciation expense of $0.3 million for the quarter ended March 31, 2016. Net income, net of tax, includes additional amortization expense of $1.0 million and additional depreciation expense of $0.2 million for the quarter ended March 31, 2016. Adjustments also include additional income tax expense of $0.8 million.
(4) Includes actual results for Intelisys for the nine months ended March 31, 2016. On a gross basis, operating income includes additional amortization expense of $4.8 million and additional depreciation expense of $0.8 million for the nine months ended March 31, 2016. Net income, net of tax, includes additional amortization expense of $3.0 million and additional depreciation expense of $0.5 million for the nine months ended March 31, 2016. Adjustments also include additional income tax expense of $3.4 million.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2017, by reporting segment, are as follows:

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2016	$36,434	$56,281	$92,715
Additions	—	109,005	109,005
Foreign currency translation adjustment	(234)	(420)	(654)
Balance as of March 31, 2017	$36,200	$164,866	$201,066

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2017.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2016	$51,127
Additions	66,693
Amortization expense	(11,537)
Foreign currency translation adjustment	(705)
Balance as of March 31, 2017	$105,578

Intangible asset balances include trade names, customer relationships, customer contracts, non-compete agreements, and distributor agreements. On March 22, 2017, the Company completed an asset acquisition through its subsidiary, Intelisys, of supplier partner program assets to enhance our high-growth recurring revenue model. The acquired assets have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and will be amortized over a ten-year period.

(6) Short-Term Borrowings and Long-Term Debt

Revolving Credit Facility

The Company has a $300 million multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that was scheduled to mature on November 6, 2018. On April 3, 2017, the Company entered into an amendment of this credit facility that extended its maturity to April 3, 2022. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $500 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $1 million in connection with the Amended Credit Agreement, which were capitalized to other assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.350%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement.

At March 31, 2017, the spread in effect was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect as of March 31, 2017 was 0.20%. The Company was in compliance with all covenants under the credit facility as of March 31, 2017. There was $108.5 million and $71.4 million outstanding on the revolving credit facility at March 31, 2017 and June 30, 2016, respectively.

The average daily outstanding balance during the nine month periods ended March 31, 2017 and 2016 was $131.2 million and $93.5 million, respectively. There was $191.5 million and $228.2 million available for additional borrowings as of March 31, 2017 and June 30, 2016, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of March 31, 2017 and €0.4 million as of June 30, 2016.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of March 31, 2017, the Company was in compliance with all covenants under this bond. The balance on the bond was $5.4 million as of March 31, 2017 and June 30, 2016 and is included in long-term debt. The interest rate at March 31, 2017 and June 30, 2016 was 1.66% and 1.32%, respectively.

Debt Issuance Costs

As of March 31, 2017, net debt issuance costs associated with the credit facility and bond totaled $1.4 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $64.5 million and $46.2 million for the exchange of foreign currencies as of March 31, 2017 and June 30, 2016, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$735	$286	$(225)	$(2,014)
Net foreign currency transactional and re-measurement (gains) losses	(24)	67	1,856	3,622
Net foreign currency (gains) losses	$711	$353	$1,631	$1,608

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

The Company used the following derivative instruments, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

	As of March 31, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
	(in thousands)
Derivative assets:(a)
Forward foreign currency exchange contracts	$—	$614
Derivative liabilities:(b)
Forward foreign currency exchange contracts	$—	$274

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	All derivative liabilities are recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding foreign exchange forward contracts and contingent consideration owed to the previous owners of CDC, Imago, Network1, and Intelisys. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$20,763	$20,763	$—	$—
Forward foreign currency exchange contracts	614	—	614	—
Total assets at fair value	$21,377	$20,763	$614	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$20,398	$20,398	$—	$—
Forward foreign currency exchange contracts	274	—	274	—
Liability for contingent consideration, current and non-current portion	113,223	—	—	113,223
Total liabilities at fair value	$133,895	$20,398	$274	$113,223

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). See Note 7 - Derivatives and Hedging Activities. Foreign currency contracts and cross currency swap agreements are classified in the Condensed Consolidated Balance Sheets as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago, Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The final payment to CDC was paid during fiscal year 2016 and the final payment to Imago was paid during the quarter ended December 31, 2016. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income (Loss).

CDC is part of the Company's Worldwide Barcode, Networking and Security Segment, and Imago, Network1 and Intelisys are part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Imago, Network1 and Intelisys earnouts for the quarter and nine months ended March 31, 2017:

	Contingent consideration for the quarter ended	Contingent consideration for the nine months ended
	March 31, 2017	March 31, 2017
	Communications & Services Segment	Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$110,880	$24,652
Issuance of contingent consideration	—	95,000
Payments	—	(10,241)
Change in fair value of contingent consideration	1,960	3,921
Foreign currency translation adjustment	383	(109)
Fair value at end of period	$113,223	$113,223

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the CDC, Imago, and Network1 earnouts for the quarter and nine months ended March 31, 2016:

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of March 31, 2017 and June 30, 2016 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
March 31, 2017	Discounted cash flow	Weighted average cost of capital	15.2%
		Adjusted EBITDA growth rate	44.3%

June 30, 2016	Discounted cash flow	Weighted average cost of capital	17.7%
		Adjusted EBITDA growth rate	44.0%

The final payment of the contingent consideration related to Imago was paid during the quarter ended December 31, 2016. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $1.1 million for the nine months ended March 31, 2017. The change in fair value is primarily driven by actual results that were less than expected, including special adjustments as determined by the stock purchase agreement. In addition, volatility in the foreign exchange between the British pound and the U.S. dollar has driven changes in the translation of this British pound denominated liability.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at March 31, 2017 was $11.8 million, of which $5.5 million is classified as current. For the quarter and nine months ended March 31, 2017 the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $1.3 million and $1.5 million, primarily driven by less than expected results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $14.0 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at March 31, 2017 was $101.5 million, of which $25.8 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $3.3 million and $6.5 million for the quarter and nine months ended March 31, 2017, respectively. The change for the quarter and nine month period is driven by the recurring amortization of the unrecognized fair value discount. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $132.8 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

(9) Segment Information

The Company is a leading global provider of technology products and solutions to resellers and sales partners in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

During the quarter, we elected to transition a portion of our Latin American business from the Barcode & Security segment to the Communications & Services segment. We have reclassified prior period results for each business segment to provide comparable information.

Worldwide Barcode, Networking & Security Segment

The Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our resellers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and healthcare applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Communications & Services segment focuses on communications technologies and services. We have business units within this segment that offer voice, video conferencing, wireless, data networking, cable, collaboration, converged communications, cloud and technology services in North America, Latin America and Europe. As these solutions come together on IP networks, new opportunities are created for value-added resellers to move into adjacent solutions for all vertical markets, such as education, healthcare, and government. Our teams deliver value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help resellers develop a new technology practice, or to extend their capability and reach.

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$548,971	$528,009	$1,770,015	$1,780,324
Worldwide Communications & Services	264,567	270,395	880,880	882,430
	$813,538	$798,404	$2,650,895	$2,662,754
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$1,828	$1,453	$5,183	$3,996
Worldwide Communications & Services	4,182	1,969	11,002	6,274
Corporate	870	859	2,507	2,300
	$6,880	$4,281	$18,692	$12,570
Operating income:
Worldwide Barcode, Networking & Security	$11,175	$11,160	$36,729	$43,420
Worldwide Communications & Services	8,803	10,516	30,232	34,830
Corporate	—	(29)	(833)	(311)
	$19,978	$21,647	$66,128	$77,939
Capital expenditures:
Worldwide Barcode, Networking & Security	$1,144	$1,247	$2,522	$3,024
Worldwide Communications & Services	943	571	2,033	2,205
Corporate	1,098	3,836	1,890	3,891
	$3,185	$5,654	$6,445	$9,120
Sales by Geography Category:
United States	$619,590	$599,375	$2,016,561	$1,996,270
International(1)	200,382	206,748	660,124	693,526
Less intercompany sales	(6,434)	(7,719)	(25,790)	(27,042)
	$813,538	$798,404	$2,650,895	$2,662,754

(1) For the quarter and nine months ended March 31, 2017, there were no sales in excess of 10% of consolidated net sales to any single international country.

	March 31, 2017	June 30, 2016
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$807,219	$836,674
Worldwide Communications & Services	759,010	595,781
Corporate	65,587	58,730
	$1,631,816	$1,491,185
Property and equipment, net by Geography Category:
United States	$51,614	$46,935
International	4,795	5,453
	$56,409	$52,388

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

The Company is in the process of completing several capital projects for fiscal year 2017 that will result in significant cash commitments. Total capital expenditures for fiscal year 2017 are expected to range from $7 million to $10 million, primarily for IT investments.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as sufficient funds to pay those obligations were escrowed or the Company is entitled to offset those obligations against future earnout payments under the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of March 31, 2017:

	March 31, 2017
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,309	$1,351
Other non-current assets	$—	$8,598
Liabilities
Accrued expenses and other current liabilities	$2,309	$1,351
Other long-term liabilities	$—	$8,598

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

Changes in these contingent liabilities and receivables from June 30, 2016 are primarily driven by foreign currency translation and the lapse of the statute of limitations on a portion of the Network1 contingencies.

(11) Income Taxes
The Company had approximately $2.2 million and $2.1 million of total gross unrecognized tax benefits as of March 31, 2017 and June 30, 2016, respectively. Of this total at March 31, 2017, approximately $1.4 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2012.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2017, the Company had approximately $1.1 million accrued for interest and penalties.

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

The Company’s effective tax rate of 35.6% for the nine months ended March 31, 2017 differs from the federal statutory rate of 35% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, state income taxes and adjustments to tax credits.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.
Financial results in Belgium for the quarter and nine months ended March 31, 2017 produced a pre-tax loss, compared to pre-tax income generated for the quarter and nine months ended March 31, 2016. Over the most recent three-year period, our Belgium business has produced overall positive cumulative earnings. In the judgment of management, the conditions that gave rise to the losses recognized for the current quarter and most recent fiscal year are temporary, and it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from approximately 500 technology suppliers and sell to approximately 33,000 resellers and sales partners in the following specialty technology markets: POS and Barcode, networking and security, communications, telecom and cloud services, and emerging technologies.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president or co-presidents: Worldwide Barcode, Networking & Security and Worldwide Communications & Services.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells products into the United States and Canada from its facilities located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and into Europe principally from facilities in Belgium, France, Germany and the United Kingdom.

The Company's key vendors include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/Ruckus Wireless, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Honeywell, HID, Ingenico, Jabra, Level 3, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Verizon, Windstream, XO and Zebra Technologies.

Recent Developments

On August 29, 2016, the Company acquired substantially all the assets of Intelisys Communications, Inc., a technology services company with voice, data, cable, wireless and cloud services. Intelisys is part of the Company's Worldwide Communications & Services operating segment. With this acquisition, the Company broadened its capabilities in the telecom and cloud services market and generated the opportunity for high-growth recurring revenue.

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

Results of Operations

During the quarter, we elected to transition a portion of our Latin American business from the Barcode & Security segment to the Communications & Services segment. We have reclassified prior period results for each business segment to provide comparable information.

Net Sales
The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters and nine months ended March 31, 2017 and 2016.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2017	2016	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$548,971	$528,009	$20,962	4.0%	3.4%
Worldwide Communications & Services	264,567	270,395	(5,828)	(2.2)%	(6.8)%
Total net sales	$813,538	$798,404	$15,134	1.9%	(0.1)%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2017	2016	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,770,015	$1,780,324	$(10,309)	(0.6)%	(4.8)%
Worldwide Communications & Services	880,880	882,430	(1,550)	(0.2)%	(3.3)%
Total net sales	$2,650,895	$2,662,754	$(11,859)	(0.4)%	(4.3)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to technology resellers and sales partners in North America, Europe and Latin America. For the quarter ended March 31, 2017, net sales for the Barcode, Networking & Security segment increased $21.0 million, or 4.0% compared to the prior year quarter. Excluding the foreign exchange positive impact, adjusted net sales increased $17.8 million, or 3.4%. The increase in net sales and adjusted net sales for the quarter is primarily due to sales growth in North America.

For the nine months ended March 31, 2017, net sales decreased $10.3 million, or 0.6% compared to the prior year primarily due to lower sales volume in all geographies, with the exception of higher sales in our KBZ acquisition. Excluding the foreign exchange positive impact, as well as sales from the KBZ acquisition for the three months ended September 30, 2016 and 2015, adjusted net sales for the Barcode, Networking & Security segment decreased $84.5 million, or 4.8%. The decrease in adjusted net sales for the nine month period is largely due to lower sales volume in our North American business units, partially attributable to a large transaction within our KBZ business in the prior year December quarter that did not recur, nor did we expect it to recur in the current year.

Worldwide Communications & Services
The Communications & Services segment consists of sales to technology resellers and sales partners in North America, Europe and Latin America. For the quarter ended March 31, 2017, net sales for the Communications & Services segment decreased $5.8 million, or 2.2% compared to the prior year quarter primarily due to lower sales volume in all geographies, with the exception of sales from Intelisys. Excluding the foreign exchange impact and sales from the Intelisys acquisition for the quarter, adjusted net sales decreased $18.4 million, or 6.8% primarily due to lower sales volume in North America and Latin America.
For the nine months ended March 31, 2017, net sales decreased $1.6 million, or 0.2% compared to the prior year primarily due to overall lower sales volume in Europe and Brazil, partially offset by results from Intelisys included in the current year. Excluding the foreign exchange positive impact and sales from the Intelisys acquisition for the nine month period, adjusted net sales decreased $29.0 million, or 3.3% largely due to lower sales volume in Europe and Latin America.

	Quarter ended March 31,
Net Sales by Geography:	2017	2016	$ Change	% Change
	(in thousands)
United States	$613,157	$591,663	$21,494	3.6%
International	$200,381	$206,741	(6,360)	(3.1)%
Total net sales	$813,538	$798,404	$15,134	1.9%

	Nine months ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
United States	$1,990,784	$1,969,236	$21,548	1.1%
International	660,111	693,518	(33,407)	(4.8)%
Total net sales	$2,650,895	$2,662,754	$(11,859)	(0.4)%

Gross Profit
The following table summarizes the Company’s gross profit for the quarters and nine months ended March 31, 2017 and 2016:

	Quarter ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$45,850	$45,740	$110	0.2%	8.4%	8.7%
Worldwide Communications & Services	46,821	38,736	8,085	20.9%	17.7%	14.3%
Gross profit	$92,671	$84,476	$8,195	9.7%	11.4%	10.6%

	Nine months ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$144,057	$149,999	$(5,942)	(4.0)%	8.1%	8.4%
Worldwide Communications & Services	138,683	122,662	16,021	13.1%	15.7%	13.9%
Gross profit	$282,740	$272,661	$10,079	3.7%	10.7%	10.2%

Worldwide Barcode, Networking & Security

Gross profit dollars increased slightly, while gross profit margins decreased for the Barcode, Networking & Security segment for the quarter ended March 31, 2017 compared to the prior year quarter. Gross profit dollars and gross profit margin decreased for the nine month period compared to the prior year. The decrease in gross profit margin for the quarter and nine months ended March 31, 2017 is primarily due to vendor program changes from the prior year.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars and gross profit margin increased for the quarter and nine months ended March 31, 2017 primarily due to the results contributed by Intelisys. Excluding the impact of the gross profit from the Intelisys acquisition, adjusted gross profit dollars decreased $0.8 million and $4.2 million, respectively, related to the lower sales volumes. Adjusted gross profit margin, excluding Intelisys, increased to 14.8% for the quarter primarily due to timing of vendor program recognition. Adjusted gross profit margin, excluding Intelisys, decreased slightly to 13.8% for the nine month period compared to the prior year primarily due to an overall less favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2017 and 2016:

	Quarter ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Selling, general and administrative expenses	$70,733	$61,690	$9,043	14.7%	8.7%	7.7%
Change in fair value of contingent consideration	1,960	1,139	821	72.1%	0.2%	0.1%
Operating expenses	$72,693	$62,829	$9,864	15.7%	8.9%	7.9%

	Nine months ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)

Selling, general and administrative expenses	$212,691	$190,202	$22,489	11.8%	8.0%	7.1%
Change in fair value of contingent consideration	3,921	4,520	(599)	(13.3)%	0.1%	0.2%
Operating expenses	$216,612	$194,722	$21,890	11.2%	8.2%	7.3%

Selling, general and administrative expenses ("SG&A") increased $9.0 million and $22.5 million, respectively, for the quarter and nine months ended March 31, 2017 as compared to the prior year. The increase in SG&A for the quarter and nine month period is primarily due to increased employee-related expenses and amortization expense, both largely related to the Intelisys acquisition, and increases in bad debt expense.

We present changes in fair value of the contingent consideration owed to the former shareholders of Intelisys, Network1, and Imago as a separate line item in operating expenses. The final earnout payment was paid to the former shareholders of Imago during the quarter ended December 31, 2016. We recorded fair value adjustment losses of $2.0 million and $3.9 million for the quarter and nine month period, respectively, which was primarily driven by the recurring amortization of the unrecognized fair value discount, partially offset by lower than expected results for Network1.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2017 and 2016:

	Quarter ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$11,175	$11,160	$15	0.1%	2.0%	2.1%
Worldwide Communications & Services	8,803	10,516	(1,713)	(16.3)%	3.3%	3.9%
Corporate	—	(29)	29	nm*	nm*	nm*
Operating income	$19,978	$21,647	$(1,669)	(7.7)%	2.5%	2.7%

	Nine months ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$36,729	$43,420	$(6,691)	(15.4)%	2.1%	2.4%
Worldwide Communications & Services	30,232	34,830	(4,598)	(13.2)%	3.4%	3.9%
Corporate	(833)	(311)	(522)	nm*	nm*	nm*
Operating income	$66,128	$77,939	$(11,811)	(15.2)%	2.5%	2.9%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin of 2.0% for the current quarter versus 2.1% for the prior year quarter remained fairly consistent for the quarter ended March 31, 2017. Operating income and operating margin decreased for the nine months ended March 31, 2017 largely due to the effect of decreases in gross profit dollars and gross profit margin, coupled with increased employee related costs.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter and nine months ended March 31, 2017 compared to the prior year. For the quarter, the decrease in operating income is largely due to the expense recorded from the change in fair value of contingent consideration for Intelisys and increased bad debt expense. For the nine month period, the decrease in operating income is primarily due to an increase in bad debt expense.

Corporate

Corporate incurred no expense and $0.8 million of expense relating to acquisition costs during the quarter and nine months ended March 31, 2017, respectively, compared to less than $0.1 million and $0.3 million of expense relating to acquisition costs for the quarter and nine months ended March 31, 2016, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2017 and 2016:

	Quarter ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$780	$694	$86	12.4%	0.1%	0.1%
Interest income	(1,040)	(800)	(240)	30.0%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	711	353	358	101.4%	0.1%	0.0%
Other, net	(44)	47	(91)	(193.6)%	(0.0)%	0.0%
Total other (income) expense, net	$407	$294	$113	38.4%	0.1%	0.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$2,281	$1,684	$597	35.5%	0.1%	0.1%
Interest income	(2,948)	(2,509)	(439)	17.5%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	1,631	1,608	23	1.4%	0.1%	0.1%
Other, net	(12,911)	(251)	(12,660)	nm*	(0.7)%	(0.0)%
Total other (income) expense, net	$(11,947)	$532	$(12,479)	nm*	(0.7)%	0.0%
*nm - percentages are not meaningful

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

Other income for the nine month period increased $12.7 million primarily due to the recognition of a legal settlement, net of attorney fees compared to the prior year.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2017, income tax expense was $7.1 million and $27.8 million, respectively, reflecting an effective tax rate of 36.5% and 35.6%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2016 was 34.2% and 34.5%, respectively. The increase in the effective tax rate from the prior year quarter and nine month period is primarily due to an increase in non-deductible expenses, adjustments to estimated available tax credits and a higher mix of income in North America. Our estimated annual effective tax rate range for the full 2017 fiscal year is approximately 35.3% to 35.8%.

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

Net Sales in Constant Currency, Excluding Acquisitions
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions. Below we provide a non-GAAP reconciliation of net sales in constant currency, excluding acquisition (organic growth):

Net Sales by Segment:
	Quarter ended March 31,
	2017	2016	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$548,971	$528,009	$20,962	4.0%
Foreign exchange impact	(3,130)	—
Net sales, constant currency	545,841	528,009	17,832	3.4%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$545,841	$528,009	$17,832	3.4%

Worldwide Communications & Services:
Net sales, as reported	$264,567	$270,395	$(5,828)	(2.2)%
Foreign exchange impact	(3,707)	—
Net sales, constant currency	260,860	270,395	(9,535)	(3.5)%
Less: Acquisitions	(8,893)	—
Net sales, constant currency excluding acquisitions	$251,967	$270,395	$(18,428)	(6.8)%

Consolidated:
Net sales, as reported	$813,538	$798,404	$15,134	1.9%
Foreign exchange impact (a)	(6,837)	—
Net sales, constant currency	806,701	798,404	8,297	1.0%
Less: Acquisitions	(8,893)	—
Net sales, constant currency excluding acquisitions	$797,808	$798,404	$(596)	(0.1)%

	Nine months ended March 31,
Worldwide Barcode, Networking & Security:	2017	2016	$ Change	% Change
	(in thousands)
Net sales, as reported	$1,770,015	$1,780,324	$(10,309)	(0.6)%
Foreign exchange impact (a)	(9,510)	—
Net sales, constant currency	1,760,505	1,780,324	(19,819)	(1.1)%
Less: Acquisitions	(99,332)	(34,628)
Net sales, constant currency excluding acquisitions	$1,661,173	$1,745,696	$(84,523)	(4.8)%

Worldwide Communications & Services:
Net sales, as reported	$880,880	$882,430	$(1,550)	(0.2)%
Foreign exchange impact (a)	(7,170)	—
Net sales, constant currency	873,710	882,430	(8,720)	(1.0)%
Less: Acquisitions	(20,244)	—
Net sales, constant currency excluding acquisitions	$853,466	$882,430	$(28,964)	(3.3)%

Consolidated:
Net sales, as reported	$2,650,895	$2,662,754	$(11,859)	(0.4)%
Foreign exchange impact (a)	(16,680)	—
Net sales, constant currency	2,634,215	2,662,754	(28,539)	(1.1)%
Less: Acquisitions	(119,576)	(34,628)
Net sales, constant currency excluding acquisitions	$2,514,639	$2,628,126	$(113,487)	(4.3)%

Non-GAAP Operating Income, Non-GAAP Pre-Tax Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a more consistent basis with prior periods, the Company discloses non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition costs, and other non-GAAP adjustments. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in assessing and understanding the Company's operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of operating income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended March 31, 2017				Quarter ended March 31, 2016
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$19,978	$19,571	$12,424	$0.49	$21,647	$21,353	$14,042	$0.54
Adjustments:
Amortization of intangible assets	4,217	4,217	2,774	0.11	2,507	2,507	1,703	0.07
Change in fair value of contingent consideration	1,960	1,960	1,194	0.05	1,139	1,139	748	0.03
Acquisition costs	—	—	—	—	29	29	29	—
Non-GAAP measures	$26,155	$25,748	$16,392	$0.65	$25,322	$25,028	$16,522	$0.64
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA") divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended March 31, 2017 and 2016, respectively:

	Quarter ended March 31,
	2017	2016
Return on invested capital ratio, annualized(a)	12.6%	12.3%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 90 days in the current quarter and 91 days in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$12,424	$14,042
Plus: interest expense	780	694
Plus: income taxes	7,147	7,311
Plus: depreciation and amortization	6,880	4,281
EBITDA (non-GAAP)	27,231	26,328
Plus: Change in fair value of contingent consideration	1,960	1,139
Plus: Acquisition costs	—	29
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$29,191	$27,496

	Quarter ended March 31,
	2017	2016
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$787,536	$754,794
Equity – end of the quarter	808,719	757,374
Plus: Change in fair value of contingent consideration, net of tax	1,194	748
Plus: Acquisition costs, net of tax (a)	—	29
Average equity	798,725	756,473
Average funded debt (b)	137,597	146,213
Invested capital (denominator for ROIC) (non-GAAP)	$936,322	$902,686

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Our cash and cash equivalents balance totaled $62.2 million at March 31, 2017, compared to $61.4 million at June 30, 2016, including $56.9 million and $52.7 million held outside of the United States at March 31, 2017 and June 30, 2016, respectively. Checks released but not yet cleared in the amounts of $2.9 million and $78.3 million are included in accounts payable as of March 31, 2017 and June 30, 2016, respectively. The decrease in checks released but not yet cleared primarily relates to the increased use of electronic funds transfers as compared to manual checks in prior quarters. The available cash for borrowings under the revolving credit facility was in excess of checks released but not yet cleared as of March 31, 2017 and June 30, 2016, respectively.

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

Our net investment in working capital at March 31, 2017 was $616.1 million compared to $643.8 million at June 30, 2016 and $656.6 million at March 31, 2016. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Nine months ended
	(in thousands)
Cash provided by (used in):	March 31, 2017	March 31, 2016
Operating activities	$84,124	$24,312
Investing activities	(93,832)	(70,595)
Financing activities	10,627	(30,323)
Effect of exchange rate change on cash and cash equivalents	(132)	(4,191)
Increase (decrease) in cash and cash equivalents	$787	$(80,797)

Net cash provided by operating activities was $84.1 million for the nine months ended March 31, 2017, compared to $24.3 million provided in the prior year period. Cash provided by operating activities for the nine months ended March 31, 2017 is primarily attributable to net income and decreases in inventory purchases, partially offset by lower accounts payable balances, excluding the impact of accounts payable initially acquired from Intelisys.

The number of days sales outstanding ("DSO") was 60 days at March 31, 2017, excluding the impact of the Intelisys acquisition on August 29, 2016, compared to 57 days at June 30, 2016 and 59 days at March 31, 2016. DSO increased due to higher accounts receivable as a percentage of sales. Inventory turned 5.6 times during the third quarter of fiscal year 2017 compared to 6.0 for the sequential quarter and 4.9 times in the prior year quarter.

Cash used in investing activities for the nine months ended March 31, 2017 was $93.8 million, compared to $70.6 million used in the prior year period. Cash used in investing activities for the nine months ended March 31, 2017 primarily represents the cash used to acquire Intelisys. Cash used in investing activities for the nine months ended March 31, 2016 primarily represents cash used to acquire KBZ.

Management expects capital expenditures for fiscal year 2017 to range from $7 million to $10 million, primarily for IT investments.

For the nine months ended March 31, 2017, cash provided by financing activities totaled to $10.6 million compared to $30.3 million used in the prior year period. Cash provided by financing activities for the nine months ended March 31, 2017 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock and pay contingent consideration payments to the former shareholders of Network1 and Imago. Cash used by financing activities for the nine months ended March 31, 2016 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock.

In August 2016, our Board of Directors authorized a new three-year $120 million share repurchase program. Under the program through March 31, 2017, the Company repurchased approximately 0.6 million shares for approximately $20.3 million.

The Company has a $300 million multi-currency senior secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent, and a syndicate of banks that was scheduled to mature on November 6, 2018. On April 3, 2017, the Company entered into an amendment of this credit facility that extended its maturity to April 3, 2022. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $500 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants under the credit facility as of March 31, 2017.

There was $108.5 million and $71.4 million in outstanding borrowings on our $300 million revolving credit facility as of March 31, 2017 and June 30, 2016, respectively.

On a gross basis, we borrowed $1,305.9 million and repaid $1,268.8 million on our revolving credit facility in the nine months ended March 31, 2017. In the prior year period, on a gross basis, we borrowed $1,058.7 million and repaid $985.1 million. The average daily balance during the nine month periods ended March 31, 2017 and 2016 was $131.2 million and $93.5 million, respectively. As of March 31, 2017, there were no stand-by letters of credit issued under the multi-currency revolving credit facility, and $191.5 million was available for additional borrowings.

As of March 31, 2017, the Company is obligated to pay certain earnout payments to the former shareholders Intelisys and Network1 related to their acquisitions on January 13, 2015 and August 29, 2016, respectively. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The final earnout payment owed to the former shareholders of Imago was paid during the December quarter of the current year. Future earnout payments for Intelysis are expected to be funded by cash from operations and our existing revolving credit facility. Future earnout payments for Network1 are expected to be funded by existing cash balances in Brazil and cash from operations.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on the Company’s revolving credit facility and variable rate long-term debt would have resulted in a $1.1 million increase or decrease annually in pre-tax income for the period.

The Company evaluates its interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with the Company's current and long-term debt. At March 31, 2017, the Company had $113.9 million in variable rate long term debt and borrowings under the revolving credit facility with no interest rate swaps in place. The Company's use of derivative instruments have the potential to expose the Company to certain market risks including the possibility of (1) the Company’s hedging activities not being as effective as anticipated in reducing the volatility of the Company’s cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective, or (4) the terms of the swap or associated debt changing. The Company seeks to lessen such risks by having established a policy to identify, control, and manage market risks which may arise from changes in interest rates, as well as limiting its counterparties to major financial institutions.

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

The Company has elected not to designate its foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. The Company's foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Chilean pesos, Colombian pesos and Peruvian nuevos soles. At March 31, 2017, the fair value of the Company’s currency forward contracts outstanding was a net receivable of $0.3 million. The Company does not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("Interim CFO") of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s management, including the CEO and Interim CFO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017. During the quarter ended March 31, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2016, the Company announced a Board of Directors authorization to repurchase shares up to $120 million of the Company's common stock over three years. During the quarter ended March 31, 2017, the Company did not repurchase any shares of its common stock.

Item 6.	Exhibits

Exhibit Number	Description

10.1+	Amendment to Distribution Agreement with Avaya.

10.2+	Partner Hosted Cloud Services Amendment to Distribution Agreement with Avaya.

10.3
Severance Agreement and General Release by and between ScanSource, Inc. and John Ellsworth dated as of February 24, 2017 (incorporated by reference to Exhibit 10.1 of registrant’s Current Report filed with the SEC on Form 8-K on March 2, 2017).

10.4	Amended and Restated Credit Agreement (as amended) (incorporated by reference to Exhibit 10.1 of registrant’s Current Report filed with the SEC on Form 8-K on April 5, 2017).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016; (ii) the Condensed Consolidated Income Statement for the quarter and nine months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

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

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 9, 2017	Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 9, 2017	Interim Chief Financial Officer, Senior Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1+	Amendment to Distribution Agreement with Avaya.

10.2+	Partner Hosted Cloud Services Amendment to Distribution Agreement with Avaya.

10.3
Severance Agreement and General Release by and between ScanSource, Inc. and John Ellsworth dated as of February 24, 2017 (incorporated by reference to Exhibit 10.1 of registrant’s Current Report filed with the SEC on Form 8-K on March 2, 2017).

10.4	Amended and Restated Credit Agreement (as amended) (incorporated by reference to Exhibit 10.1 of registrant’s Current Report filed with the SEC on Form 8-K on April 5, 2017).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016; (ii) the Condensed Consolidated Income Statement for the quarter and nine months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.