Form 10-K
period 2017-06-30
SCANSOURCE, INC.
filed 2017-08-29
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2016 was $1,012,679,122, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2017
Common Stock, no par value per share	25,432,900 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2017 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2017.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and vendors, termination of our relationship with key vendors or a significant modification of the terms under which we operate with a key vendor, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions and the other factors set forth in "Risk Factors" contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. was incorporated in South Carolina in 1992 and is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added solutions for technology vendors and sell to customers in the following specialty technology markets: POS and barcode, networking and security, communications, telecom and cloud services and emerging technologies.

We operate in the United States, Canada, Latin America and Europe. We sell products into the United States and Canada from our facilities located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil, Colombia and Chile; and into Europe principally from facilities in Belgium, France, Germany and the United Kingdom.

Business Segments

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment focuses on communications technologies and services. We have business units within this segment that offer voice, video conferencing, wireless, data networking, cable, collaboration, converged communications solutions, cloud and technology services. In this segment, we operate in North America, Latin America and Europe. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government. Our teams deliver value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help customers develop a new technology practice, or to extend their capability and reach.

Products and Markets

We currently market approximately 100,000 products from over 500 hardware, software and service vendors to approximately 34,000 customers from distribution centers in Mississippi, Florida, Mexico, Brazil, Colombia, Chile, Belgium, France, Germany and the United Kingdom.

The Worldwide Barcode, Networking & Security segment focuses on AIDC, POS, networking and security.

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

•
Electronic physical security products include identification, access control, video surveillance and intrusion-related products, and networking infrastructure. Physical security products are used every day across every vertical market to protect lives, property and information. These technology products require specialized knowledge to deploy effectively, and ScanSource Security offers in-depth training and education to its partners to enable them to maintain the appropriate skill levels.

The Worldwide Communications & Services segment focuses on communications technologies and services.

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

•
Our service teams deliver value-added support programs, including education and training, customer configuration, marketing services, network assessments, WiFi services, and partnership programs. Service teams focus on reducing complexity, building efficiency and helping our customers to develop a new technology practice or to extend their capability and reach.

•
A master agent provides telecommunications network and cloud services and focuses on empowering and educating the channel through assisting business telecom and cloud technologies customers in making informed choices about services, technology and cost savings.

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of the amount of our net sales contributed by business segment.

Vendors

We provide the products of approximately 500 vendors, including Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/Ruckus Wireless, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Hanwha, Honeywell, HID, Ingenico, Jabra, Level 3, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Verizon, Windstream, XO and Zebra Technologies.

We provide products for many of our key vendors in all of our geographic markets; however, certain vendors only allow distribution to specific geographies. We typically purchase products directly from the vendor on a non-exclusive basis. Our agreements with our vendors generally do not restrict us from selling similar or comparable products manufactured by competitors. We have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

Three vendors, Avaya, Cisco, and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2017.

•
We have two non-exclusive agreements with Avaya. One agreement covers the distribution of Avaya products in the United States and Latin America, and the other agreement covers distribution of Avaya products in the United Kingdom and portions of continental Europe. Our Avaya agreements each have a one year term that automatically renews for additional one year terms. Either party may terminate upon 180 days' notice for the United States and Latin America agreement and upon 90 days' for the European agreement.

•
We have three non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States for our KBZ business and has a three year term; one agreement covers distribution of Cisco products in the Unites States for the ScanSource business and has a two year term; and one agreement covers distribution of products in Brazil and has a two year term. Each of these agreements must be renewed by written agreement. Either party may terminate the agreement upon 30 days' notice to the other party.

•
We have two non-exclusive agreements with Zebra. One agreement covers sales of Zebra hardware and software products in North and South America, and another agreement covers sales of Zebra hardware and software products in Europe, the Middle East and Africa ("EMEA"). The Zebra agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days' notice to the other party.

In addition to the agreements mentioned above, we have written agreements with almost all of our vendors. These agreements generally provide us with non-exclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute our products. Our agreements are generally short-term, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days' notice. These agreements typically provide us with stock rotation and price protection provisions. Stock rotation rights give us the ability, subject to limitations, to return, for credit, or exchange a portion of the items purchased. Price protection rights enable us to take a credit for declines in inventory value resulting from the vendor's price reductions. Along with our inventory management policies and practices, these provisions are designed to reduce our risk of loss due to slow-moving inventory, vendor price reductions, product updates and obsolescence.

We participate in various rebate, cash discount and cooperative marketing programs offered by our vendors to support expenses associated with selling and marketing the vendors' products. These rebates and purchase discounts are generally influenced by sales volumes and are subject to change.

Our vendors generally warrant the products we sell and allow returns of defective products, including those returned to us by our customers. In three of our product lines, we offer a self-branded warranty program. We purchase contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. To maintain customer relations, we also facilitate returns of defective products from our customers by accepting for exchange, with our prior approval, most defective products within 30 days of invoicing. In addition, local laws may in some cases impose warranty obligations on the Company.

Customers

We currently have approximately 34,000 active customers located in the United States, Canada, Latin America and Europe. No single customer accounted for more than 5% of our total net sales for the fiscal year ended June 30, 2017. We generally target resellers, including specialty technology VARs, direct marketers, Information Technology ("IT") system integrators and service providers.

Specialty Technology VARs

These customers focus on selling specialty technology products as tailored software or integrated hardware solutions for their end-users’ existing applications. They also incorporate specialty technology products into customized technology solutions for their end-users. Primary industries served by these customers include manufacturing, distribution, health care, pharmaceutical, hospitality, government, convenience, grocery, financial and other retail markets.

Direct Marketers

These customers provide a very broad range of technology brands to business, government, education and healthcare markets.  They have strong relationships with end users, and are seeking additional revenue and profit opportunities in specialty technology markets such as AIDC, POS, physical security, or communications.

IT System Integrators

These customers develop computer and networking solutions for their end users’ IT needs. They typically have well-established relationships with end user decision makers and are seeking additional revenue and profit opportunities in technology markets, such as AIDC, POS, physical security or communications.

Service Providers

Service providers focus on providing advanced services that offer customized solutions that bundle data, collaboration, cloud, network and digital telecommunication services for their end-users' needs. They specialize in multi-vendor and multi-discipline services within various geographies. Sales agents focus on selling telecommunications and cloud services to end-users, ensuring end-users are making informed choices about various services, technologies and cost savings.

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

Our competitors include local, regional, national and international distributors, as well as hardware vendors that sell directly to resellers and to end users. In addition, our competitors include master resellers that sell to franchisees, third party dealers and end users. Certain current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units over the last several years as broad line and other value added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.

In our Worldwide Barcode, Networking & Security segment, we compete with broad-line distributors, such as Ingram Micro, Synnex and Tech Data in most geographic areas, and more specialized security distributors, such as ADI and Anixter. Additionally, we also compete against other smaller, more specialized AIDC and POS distributors, such as Azerty, BlueStar, Jarltech and Nimax. In our Worldwide Communications & Services segment, we compete against broad-line distributors, such as Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne and Westcon. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers.

Sales and Electronic Commerce

Our sales department consists primarily of inside sales representatives located in the United States, Canada, Mexico, Brazil, Chile, Colombia, Peru, Belgium, France, Germany, the United Kingdom, the Netherlands, Poland and Spain. In order to build strong customer relationships, most active customers are assigned to a sales representative. Each sales representative negotiates pricing directly with his or her assigned customers. We also employ business development representatives who are responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, and reviewing overall product and service requirements of our customers. Each sales representative and business development representative receives comprehensive training with respect to the technical characteristics of each vendor’s products. This training is supplemented by frequent product seminars conducted by vendors’ representatives and bi-weekly meetings among product, marketing and sales managers.

Increasingly, customers are relying upon our electronic ordering and information systems as sources for product information, including availability and price. Through our websites, most customers can gain remote access to our information systems to check real-time product availability, see their customized pricing and place orders. Customers can also follow the status of their orders and obtain package tracking details.

Marketing

We market our products and services through a range of channels, including digital campaigns, such as search engine optimization, search engine marketing, content marketing, content automation, e-commerce, social media optimization, email direct marketing, and online product catalogs for each of the North American, European, and Latin American markets. Additional marketing activities include periodic newsletters, management of sales leads, trade shows with hardware/software companies and vendors, and sales promotions. We also organize and operate our own training and certification courses - working closely with top vendors to recruit prospective customers and introduce new applications for the specialty technology products we distribute. We frequently customize our marketing for vendors and customers.

Value-Added Services

We differentiate the Company by providing our customers and our vendors an array of pre-sale business tools and value-added services, including logistics, financial services, product configuration tools, sales expertise, and technical support. These services allow our customers to gain knowledge on marketing, to gain expertise in selling and negotiation, to improve customer service, to grow their business profitably and to be more cost effective in their business. Our business is enhanced by our ability and our willingness to provide the extra service that keeps both our vendors and our customers satisfied.

Operations

Information Systems

We are in the process of continuing to roll-out a new, global SAP information system designed to replace the current existing systems. This new system is currently operating in North America, most of Europe and Latin America, excluding Brazil. Our information systems (including the new SAP system) are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Sales representatives rely on the information systems for on-line, real-time information on product pricing, inventory availability and reservation, and order status. Our warehouse operations use bar code technology for receiving and shipping, and automated systems for freight processing and shipment tracking, each of which is integrated with our multiple information systems. The customer service and technical support departments employ the systems for documentation and faster processing of customer inquiries. To ensure that adequate inventory levels are maintained, our buyers depend on the system’s purchasing and receiving functions to track inventory on a continual basis.

Warehouse and Shipping Strategy

We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and serves primarily all of North America. Our European operations utilize a limited number of distribution centers located in Belgium, France, Germany and the United Kingdom. Warehouses for our Latin American operations are located in Florida, Mexico, Brazil, Colombia and Chile. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize a customers’s need for inventory.

Financial Services

Our sales terms are competitive within our specific geographic areas for qualified customers and facilitate various third-party financing options, which include leasing, flooring and other secured financing. We believe this policy reduces the customer’s need to establish multiple credit relationships with a large number of manufacturers.

Employees

As of June 30, 2017, we had over 2,000 employees located in the United States, Canada, Latin America and Europe. We have no organized labor or trade unions in the United States. We consider our employee relations to be good.

Service Marks

We conduct our business under the trade names "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Networking and Security," "ScanSource KBZ," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource de Mexico," "ScanSource Brasil," "ScanSource Imago," "Network1, a ScanSource company," "Intelisys" and "POS Portal."

Certain of our trademarks and service marks are registered, or are in the process of being registered, in the United States and various other countries. We have been issued registrations for the marks including, among others, "ScanSource," "Catalyst Telecom," and "Network1" in countries in our principal markets.   Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. These marks do not have value assigned to them and have a designated indefinite life. We do not believe that our operations are dependent upon any of our marks. We also sell products and provide services under various trademarks and service marks to which reference is made in this report that are the property of owners other than the Company.

Additional Information

Our principal internet address is www.scansource.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this annual report. We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

Organic growth strategies - If we fail to effectively manage and implement our organic growth strategies, we will experience a negative effect on our business and financial results.

A significant component of our growth strategy has been to add new vendors and products, and we expect to be able to enter new product markets in the future. Expansion of our existing product markets and entry into new product markets divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), result in new or more intense competition, may require longer implementation times or greater start-up expenditures than anticipated, and may otherwise fail to achieve the desired results in a timely fashion, if at all. In addition, while we have been successful in adding new vendors in the past, we already represent most of the significant vendors in our primary areas of focus, and there is regular consolidation among our vendors. As a result, there may be fewer vendor expansion opportunities in the future. If we are unable to increase our sales and earnings by expanding our product offerings in a cost effective manner, then our results may suffer.

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

We have acquired, and expect to continue to acquire, companies that complement or expand our existing business in the United States and internationally, and some of these acquisitions may be in lines of business where we have little, if any, experience. Acquisitions entail a number of risks, including that the acquired company will not perform as expected and that we will be responsible for unexpected costs or liabilities. In addition, increases in the size and complexity of our business place a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there are no assurances that we will be able to manage the acquisition process or newly acquired companies effectively. Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our growth opportunities could damage our reputation, limit our future growth, negatively affect our operating results and harm our business.

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

We currently have significant facilities outside the United States, and a significant portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•	Fluctuations of foreign currency and exchange rates, which can impact sales, costs of the goods we sell and the reporting of our results and assets on our financial statements;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Changes in, or expiration of, various foreign incentives that provide economic benefits to us;

•	Labor laws that impact our ability to hire, retain and discharge employees;

•	Difficulties in staffing and managing operations in foreign countries;

•
Changes in international trade laws, such as the North American Free Trade Agreement, affecting our import and export activities, including export license requirements, restrictions on the export of certain technology and tariff changes;

•	Changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation);

•	Global economic and financial market instability related to the U.K.’s referendum withdrawal from the E.U.;

•	Potential political and economic instability and changes in governments;

•
Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions, governing our business activities outside the United States, the violation of which could result in severe penalties, including monetary fines, criminal proceedings and suspension of export or import privileges; and

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers.

We currently transact business in the U.K., where we also have offices and a distribution center, and in key E.U. markets. A majority of U.K. voters voted for the U.K. to exit the E.U. (“Brexit”). Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and the rest of the world. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers and employees.

Brazilian and Latin America operations - We face special political, economic and regulatory risks by doing business in Brazil and other Latin American countries, which could materially and adversely affect our financial condition and results of operations.

We have substantial operations in Brazil and other Latin American countries and face risks related to these country's complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil, Chile, Colombia, Mexico and Peru have greater political volatility, greater vulnerability to infrastructure and labor disruptions, are more likely than developed economies to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, doing business in these countries poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, underdeveloped infrastructure and identifying and retaining qualified suppliers and service providers, among other risks. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. Our commitment to compliance with these laws could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

Credit exposure - We have credit exposure to our customers. Any adverse trends in their businesses could cause us to suffer credit losses.

As is customary in our industry, we extend credit to our customers, and most of our sales are on open accounts. We may be unable to collect on receivables if our customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.

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

Vendors - Terminations of a distribution or services agreement or a significant change in supplier terms, authorizations, or lack of product availability, or conditions of sale could negatively affect our operating margins, revenues or the level of capital required to fund our operations.

A significant percentage of our net sales relates to products we purchase from relatively few vendors. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key vendors could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our vendors have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. We have no guaranteed price or delivery agreements with our vendors. In certain product categories, limited price protection or return rights offered by our vendors may have a bearing on the amount of product we may be willing to stock. Our inability to pass through to our customers the impact of these changes, as well as our failure to develop systems to manage ongoing vendor programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

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

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our vendors have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. We cannot provide any assurances that vendors will be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis.

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

In addition, our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality.  Like other distributors in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products.  Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, or if vendors do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our revenue and gross profit could suffer considerably.  Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand.  Any limits to product access could materially and adversely affect our business and results of operations.

On January 19, 2017, Avaya Inc. (“Avaya”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Avaya is one of our largest vendors, and while we expect Avaya to reorganize under the Bankruptcy Code and for our relationship with Avaya to continue consistent with past practices, the bankruptcy process entails numerous uncertainties and it is possible that Avaya will not be able to successfully reorganize, or that the bankruptcy will result in a loss of customer confidence that will negatively impact sales.  Any such adverse outcome could have an adverse effect on our business, results of operations and financial condition.

Vendor consolidation may also lead to changes in the nature and terms of relationships with our vendors. The loss or deterioration of a major vendor relationship would adversely affect our business, results of operations and financial condition.

Competition - We experience intense competition in all of our markets. Such competition could result in reduced margins and loss of our market share.

The markets that we operate in are fiercely competitive. We compete on the basis of price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware vendors that sell directly to resellers and to end users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.

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

Customers - We operate in a highly competitive environment and good customer relations are critical to our success. There can be no assurance that we will be able to retain and expand our customer relationships or acquire new customers.

Meeting our customers' needs quickly and fairly is critical to our business success. Our transactions with our customers are generally performed on a purchase order basis rather than under long term supply agreements. Therefore, our customers can readily choose to purchase from other sources. From time to time, we experience shortages in availability of some products from vendors, and this impacts our customers' decisions regarding whether to make purchases from us. Anything that negatively impacts our customer relations also can negatively impact our operating results. Accordingly, our sales can vary as a result of fluctuations in pricing, product availability, purchasing patterns of end-users and general competitive and economic conditions.

Customer consolidation may also lead to changes in the nature and terms of relationships with our customers. The loss or deterioration of a major customer relationship would adversely affect our business, results of operations and financial condition.

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

Our new global ERP system is currently operating in part of our Europe business, Latin America, excluding Brazil, and North America. As we continue to implement our new ERP system in additional geographies, including Brazil, any disruptions, delays or deficiencies in the design and/or implementation of the system, or in the performance of our legacy systems, could adversely affect our ability to effectively run and manage our business and potentially our customers' ability to access our price and product availability information or place orders. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of service providers or business partners may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. Experienced computer programmers and hackers may be able to penetrate our network security, or that of our third-party service providers, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

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

Economic weakness - Economic weakness and geopolitical uncertainty could adversely affect our results and prospects.

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products and services, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead us to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which may adversely impact our profitability. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transacts business, which may negatively impact our results. Economic weakness and geopolitical uncertainty also make it more difficult for us to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.

People - The departure, transition or replacement of key personnel could significantly impact results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our operating results could be adversely affected by increased competition for employees, higher employee turnover or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our vendors and customers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions. Our worldwide management structure provides improved management of our operations and improved succession planning within our organization.

Many of our employees work in small teams to provide specific services to vendors and customers. They are trained to develop their knowledge of products, programs and practices and customer business needs, as well as to enhance the skills required to provide exceptional service and to manage our business. As they gain experience and develop their knowledge and skills, our employees become highly desired by other businesses. Therefore, to retain our employees, we have to provide a satisfying work environment and competitive compensation and benefits. If our costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing customer needs or requirements, and thus may become less competitive.

Our ability to react quickly to new technology trends and customer requirements is crucial to our overall success, financial condition and results of operations. If we fail to evolve our product offerings or engage with desirable vendors in time to respond to, and remain ahead of, new technological developments, it would adversely affect our ability to retain or increase market share and revenues. New technologies may emerge that quickly surpass the capabilities of the products we currently hold in inventory or have access to sell through our existing vendor network, and our customers may no longer view our product offerings as desirable or necessary, which could result in a reduction in our market share and ability to obtain sufficient profit margins. Some of our competitors and our vendors’ competitors may be more nimble in adapting to disruptive technology or entering new markets. Our future success depends on our ability to adapt and manage our product offerings to meet customer needs at prices that our customers are willing to pay.

Foreign currency - Our international operations expose us to fluctuations in foreign currency exchange rates that could adversely affect our results of operations.

We transact sales, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Volatility in foreign exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. We maintain policies to reduce our net exposure to foreign currency exchange rate fluctuations through the use of derivative financial instruments, however there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect our financial results. Because our consolidated financial statements are presented in U.S. dollars, we must translate our financial statements into U.S. dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchanges rates between the U.S. dollar and other currencies we transact in may positively or negatively affect our results of operations. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect our earnings from those markets.

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

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or customers could also increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings and, to a lesser extent, borrowings under a subsidiary's line of credit to satisfy our capital needs and to finance growth. While we believe that our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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

Certain of our customers sell our products to United States government entities, which require us to comply with additional laws, regulations, or contractual requirements relating to how we conduct business. In complying with these laws, regulations, and other requirements, we may incur additional costs, and non-compliance may also allow for the assignment of fines and penalties, including contractual damages or the loss of certain contracts or business. We may also be subject to increased scrutiny and investigation into our business practices, which may increase operating costs and increase legal liability, as well as expose us to additional risk surrounding our reputation.

Fair value measurement of contingent consideration, goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have structured several of our acquisitions with upfront payments and additional earnout payments. In accordance with ASC 805, Business Combinations, a liability for the contingent consideration driven by an earn-out must be recorded at the onset of the purchase and must be revalued at every reporting period. Changes in the fair value of the liability are recorded as an adjustment to operating income. These changes can occur due to changes in estimated future financial results, the probabilities of achieving these results, the discount rate reflective of our creditworthiness and the market risk premium associated with the Brazilian market. Both gains and losses can occur due to changes in these fair value estimates, thus increasing volatility of our earnings.

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

The stock market as a whole and the trading prices of companies in the wholesale electronics industry have been volatile. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, transactions, partnerships, joint ventures or capital commitments.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action and other litigation resulting from disclosures that we make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured for the potential losses; in other instances we are not. An uninsured or underinsured adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in our defense of any of these disputes. See Item 3. "Legal Proceedings" for further discussion of our material legal matters.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2017, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	180,000	Owned	Headquarters - Principal Executive and Sales Offices
Southaven, MS	741,000	Leased	Warehouse
Miami, FL	29,000	Leased	Sales Office and Warehouse
Petaluma, CA	17,000	Leased	Sales and Administration Offices

International
Mexico City, Mexico	25,000	Leased	Sales Office and Warehouse
Coignieres, France	15,000	Leased	Sales Office and Warehouse
Mainz, Germany	16,000	Leased	Sales Office and Warehouse
Brussels, Belgium	28,000	Leased	Sales and Administration Offices
Sao Jose does Pinhais, Brazil	24,000	Leased	Sales Office and Warehouse
Serra, Espírito Santo, Brazil	26,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	164,000	Leased	Sales Office and Warehouse
Of the 180,000 owned square footage in Greenville, South Carolina approximately 40,000 square feet is subleased to an unrelated third party. Our primary North American distribution operations are located in Southaven, Mississippi. We utilize the logistical services of various third party warehouses in the United States and internationally. We also lease various sales offices and warehouse spaces, each approximately 15,000 square feet or less throughout the United States and international locations.
Management believes our office and warehouse facilities are adequate to support our operations at their current levels and for the foreseeable future.

ITEM 3.	Legal Proceedings.
The Company and our subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to us, we believe that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on our financial condition or results of operations.
ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." We have never declared or paid a cash dividend since inception. Under the terms of our revolving credit facility, the payment of cash dividends is restricted. As of August 29, 2017, there were approximately 550 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2017
First quarter	$43.49	$33.89
Second quarter	41.70	29.05
Third quarter	44.95	38.35
Fourth quarter	41.95	37.05
Fiscal Year 2016
First quarter	$39.03	$29.53
Second quarter	41.18	32.17
Third quarter	40.48	27.46
Fourth quarter	42.54	35.57

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2012.

	2012	2013	2014	2015	2016	2017
ScanSource, Inc.	$100	$104	$124	$124	$121	$132
NASDAQ Composite	$100	$118	$156	$177	$173	$221
SIC Code 5045 – Computers & Peripheral Equipment	$100	$114	$158	$151	$182	$242

Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced our Board of Directors' authorization to repurchase shares up to $120 million of our common stock for up to three years. During the year ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
September 1, 2016 through September 30, 2016	477,113	$35.35	477,113	$103,133,794
November 1, 2016 through November 30, 2016	100,530	$34.51	100,530	$99,664,707
Total	577,643	$35.20	577,643	$99,664,707

ITEM 6.    Selected Financial Data.

The selected financial data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following statement of income data and balance sheet data were derived from our Consolidated Financial Statements.

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,568,186	$3,540,226	$3,218,626	$2,913,634	$2,876,964
Cost of goods sold	3,184,590	3,184,786	2,891,536	2,612,535	2,584,090
Gross profit	383,596	355,440	327,090	301,099	292,874
Selling, general and administrative expenses	265,178	240,115	210,985	185,116	182,759
Depreciation expense	9,444	7,326	5,356	3,496	3,602
Intangible amortization expense	15,524	9,828	6,641	3,880	4,855
Impairment charges (legal recovery)	—	—	—	(15,490)	48,772
Change in fair value of contingent consideration	5,211	1,294	2,667	2,311	1,843
Operating income	88,239	96,877	101,441	121,786	51,043
Interest expense	3,215	2,124	1,797	731	775
Interest income	(5,329)	(3,448)	(2,638)	(2,364)	(2,238)
Other (income) expense, net	(11,142)	2,191	2,376	312	(520)
Income before income taxes	101,495	96,010	99,906	123,107	53,026
Provision for income taxes	32,249	32,391	34,487	41,318	18,364
Net income	$69,246	$63,619	$65,419	$81,789	$34,662
Net income per common share, basic	$2.74	$2.40	$2.29	$2.89	$1.25
Weighted-average shares outstanding, basic	25,318	26,472	28,558	28,337	27,774
Net income per common share, diluted	$2.71	$2.38	$2.27	$2.86	$1.24
Weighted-average shares outstanding, diluted	25,515	26,687	28,799	28,602	27,994

	As of June 30,
	2017	2016	2015	2014	2013
	(in thousands)
Balance sheet data:
Working capital	$624,748	$643,793	$645,398	$715,850	$614,378
Total assets	1,718,303	1,491,185	1,476,941	1,335,124	1,164,183
Total long-term debt (including current debt)	97,300	76,856	8,826	5,429	5,429
Total shareholders’ equity	$837,145	$774,496	$808,985	$802,643	$695,956

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions for over 500 technology vendors and sell to approximately 34,000 customers in the following specialty technology markets: POS and barcode, networking and security, communications, telecom and cloud services, and emerging technologies.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president or co-presidents: Worldwide Barcode, Networking & Security and Worldwide Communications & Services.

We operate in the United States, Canada, Latin America and Europe. We sell products into the United States and Canada from its facilities located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil, Colombia and Chile; and into Europe principally from facilities in Belgium, France, Germany and the United Kingdom.

Our key vendors include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/Ruckus Wireless, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Extreme, Hanwha, Honeywell, HID, HP, Ingenico, Jabra, Level 3, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics, Polycom, Samsung, ShoreTel, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Verizon, Windstream, XO and Zebra Technologies.

Recent Developments

On July 31, 2017 we acquired substantially all the assets of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. POS Portal joined our Worldwide Barcode, Networking & Security operating segment. With the addition of POS Portal, we intend to create the industry's leading payments channel, ensuring customers have access to the solutions, services and support that can help them be successful.

Our Strategy

Our objective is to continue to grow profitable sales in the technologies we sell and to focus on growth in higher margin businesses. We continue to evaluate strategic acquisitions to enhance our technological offerings and service capabilities. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products we sell. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

Cost Control/Profitability

Our operating income is driven by gross profits and by a disciplined control of operating expenses. Our operations feature scalable information systems, streamlined management and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective order fulfillment. From inception, we have managed our general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have continued to invest in new technologies and increased marketing efforts to recruit new customers.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2017	2016	2015
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.2	90.0	89.8
Gross profit	10.8	10.0	10.2
Selling, general and administrative expenses, net of amortization expense	7.4	6.8	6.6
Depreciation expense	0.3	0.2	0.2
Intangible amortization expense	0.4	0.3	0.2
Change in fair value of contingent consideration	0.1	0.0	0.1
Operating income	2.5	2.7	3.2
Interest expense (income), net	(0.1)	0.0	0.0
Other expense (income), net	(0.3)	0.1	0.1
Income before income taxes and minority interest	2.8	2.7	3.1
Provision for income taxes	0.9	0.9	1.1
Net income	1.9%	1.8%	2.0%

Comparison of Fiscal Years Ended June 30, 2017, 2016 and 2015

During the current year, we elected to transition a portion of our Latin American business from the Worldwide Barcode, Networking & Security segment to the Worldwide Communications & Services segment. We have reclassified prior period results for each business segment to provide comparable information.

Net Sales

We have two reportable segments, which are based on technologies. Prior period results have been reclassified in the current year to account for the movement of certain business operations from the Worldwide Barcode, Networking & Security segment to the Worldwide Communications & Services segment. The following tables summarize our net sales results by business segment and by geographic location for the comparable fiscal years ending June 30, 2017, 2016 and 2015.

Fiscal year 2017 compared to fiscal year 2016

	2017	2016	$ Change	% Change	% Change Constant Currency, Excluding Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,389,256	$2,361,670	$27,586	1.2%	(2.0)%
Worldwide Communications & Services	1,178,930	1,178,556	374	—%	(3.2)%
Total net sales	$3,568,186	$3,540,226	$27,960	0.8%	(2.4)%

Sales by Geography Category:
North American	$2,685,820	$2,620,184	$65,636	2.5%	(1.1)%
International	882,366	920,042	(37,676)	(4.1)%	(6.1)%
Total net sales	$3,568,186	$3,540,226	$27,960	0.8%	(2.4)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to technology customers in North America, Europe, and Latin America. During fiscal year 2017 net sales for this segment increased $27.6 million or 1.2% compared to fiscal year 2016, primarily resulting from sales growth in North America. Excluding the foreign exchange positive impact of $10.2 million and sales from the KBZ acquisition for the three months ended September 30, 2016 and 2015, adjusted net sales for fiscal year 2017 decreased $47.3 million, or 2.0%, compared to fiscal year 2016. The decrease in adjusted net sales is primarily due to lower sales volume in our international business and a large transaction with our KBZ business in the prior year December quarter that did not recur, nor did we expect it to recur.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to technology customers in North America, Europe and Latin America. During fiscal year 2017, net sales for this segment increased $0.4 million compared to fiscal year 2016, primarily due to the Intelisys acquisition, partially offset by lower net sales in all geographies. Excluding the foreign exchange positive impact of $8.6 million and sales from the Intelisys acquisition, adjusted net sales for fiscal year 2017 decreased $37.6 million, or 3.2%, compared to fiscal year 2016. The decrease in adjusted net sales is due to overall lower sales volume in all geographies.

Fiscal year 2016 compared to fiscal year 2015

	2016	2015	$ Change	% Change	% Change Constant Currency, Excluding Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,361,670	$2,118,739	$242,931	11.5%	0.7%
Communications & Services	1,178,556	1,099,887	78,669	7.2%	(1.2)%
Total net sales	$3,540,226	$3,218,626	$321,600	10.0%	—%

Sales by Geography Category:
North American	$2,620,184	$2,346,764	$273,420	11.7%	(1.5)%
International	920,042	871,862	48,180	5.5%	4.3%
Total net sales	$3,540,226	$3,218,626	$321,600	10.0%	—%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

During fiscal year 2016 net sales for this segment increased $242.9 million, or 11.5%, compared to fiscal year 2015 primarily from the inclusion of sales from KBZ, acquired in September 2015. Excluding the foreign exchange negative impact of $80.4 million and sales from acquisitions of $309.4 million, adjusted net sales fiscal year 2016 increased $13.9 million, or 0.7%, compared to fiscal 2015. The increase in adjusted net sales is primarily due to growth in our POS and Barcode business in North America.

Worldwide Communications & Services

During fiscal year 2016, net sales for this segment increased $78.7 million or 7.2% compared to fiscal year 2015 primarily driven by the inclusion of a full year of sales for Network1. Excluding foreign exchange negative impact of $22.8 million and sales from acquisitions of $118.9 million, adjusted net sales fiscal year 2016 decreased $12.8 million, or 1.2%, compared to fiscal 2015. The decrease in adjusted net sales is primarily due to lower sales in North America, partially offset by sales growth in Europe.

Gross Profit

The following tables summarize our gross profit for the fiscal years ended June 30, 2017, 2016 and 2015:

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$195,743	$196,831	$(1,088)	(0.6)%	8.2%	8.3%
Worldwide Communications & Services	187,853	158,609	29,244	18.4%	15.9%	13.5%
Total gross profit	$383,596	$355,440	$28,156	7.9%	10.8%	10.0%

Worldwide Barcode, Networking & Security

Gross profit dollars for the Worldwide Barcode, Networking & Security segment decreased for fiscal year 2017 and gross profit margin decreased slightly to 8.2%, compared to 8.3% for fiscal year 2016, primarily due to vendor program changes from the prior year.

Worldwide Communications & Services

Gross profit dollars and gross profit margin for the Worldwide Communications & Services segment increased $29.2 million and 15.9%, respectively, for fiscal year 2017 as compared to fiscal year 2016, primarily due to the inclusion of results from the Intelisys acquisition. Excluding the impact of the gross profit from the Intelisys acquisition, adjusted gross profit dollars decreased $0.2 million from lower sales volumes. Adjusted gross profit margin, excluding Intelisys, increased to 13.8% for fiscal year 2017, primarily due to timing of vendor program recognition.

Fiscal year 2016 compared to fiscal year 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$196,831	$175,699	$21,132	12.0%	8.3%	8.3%
Worldwide Communications & Services	158,609	151,391	7,218	4.8%	13.5%	13.8%
Total gross profit	$355,440	$327,090	$28,350	8.7%	10.0%	10.2%

Worldwide Barcode, Networking & Security

Gross profit dollars for the Worldwide Barcode, Networking & Security segment increased for fiscal year 2016 as compared to fiscal year 2015, primarily due to the inclusion of results from the KBZ acquisition. As a percentage of sales, gross profit margin remained consistent at 8.3%.

Worldwide Communications & Services

Gross profit dollars for the Worldwide Communications & Services segment increased for fiscal year 2016 as compared to fiscal year 2015, primarily due to the inclusion of a full year of Network1 results. As a percentage of sales, gross profit margin decreased to 13.5% for fiscal year 2016 compared to 13.8% for the prior year, primarily due to lower vendor program recognition.

Operating expenses

The following tables summarize our operating expenses for the periods ended June 30, 2017, 2016 and 2015:

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Selling, general and administrative expenses	$265,178	$240,115	$25,063	10.4%	7.4%	6.8%
Depreciation expense	9,444	7,326	2,118	28.9%	0.3%	0.2%
Intangible amortization expense	15,524	9,828	5,696	58.0%	0.4%	0.3%
Change in fair value of contingent consideration	5,211	1,294	3,917	302.7%	0.1%	—%
Operating expenses	295,357	258,563	36,794	14.2%	8.3%	7.3%

Selling, general and administrative expenses ("SG&A") increased $25.1 million for the fiscal year ending June 30, 2017. The increase in SG&A expenses is primarily due to the addition of expenses from our Intelisys acquisition and bad debt expense.

The increase in depreciation expense and intangible amortization expense for the fiscal year ending June 30, 2017 of $2.1 million and $5.7 million, respectively, is largely due to assets acquired through our Intelisys acquisition completed during the current year and additional depreciation on our ERP system.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of Network1 and Intelisys separately from other selling, general and administrative expenses. Final earnout payments were paid to the former shareholders of Imago in fiscal year 2017 and to CDC in fiscal year 2016. In the current year, we have recorded a $5.2 million loss, largely driven by recurring amortization of the unrecognized fair value discount and improved projections for Intelisys, partially offset by less-than-expected actual results for the current year and a reduction in projected results for Network1.

Fiscal year 2016 compared to fiscal year 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Selling, general and administrative expense	$240,115	$210,985	$29,130	13.8%	6.8%	6.6%
Depreciation expense	7,326	5,356	1,970	36.8%	0.2%	0.2%
Intangible amortization expense	9,828	6,641	3,187	48.0%	0.3%	0.2%
Change in fair value of contingent consideration	1,294	2,667	(1,373)	(51.5)%	—%	0.1%
Operating expenses	$258,563	$225,649	$32,914	14.6%	7.3%	7.1%

SG&A increased $29.1 million for the fiscal year ending June 30, 2016. The increase in SG&A expenses is primarily due to increased employee-related expenses from recent acquisitions and bad debt expense.

The increase of $2.0 million in depreciation expense for fiscal year 2016 is largely due to depreciation on our ERP system, which we first implemented in the third quarter of fiscal year 2015.

Intangible amortization expense increased $3.2 million in fiscal year 2016 due to a full year of amortization on assets acquired through the Imago and Network1 acquisitions compared to the prior fiscal year 2015, in addition to a partial year of amortization expense for our KBZ business.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of CDC, Imago and Network1 separately from other selling, general and administrative expenses. The final payment to former shareholders of CDC was paid during fiscal year 2016. In the current year, we have recorded a $1.3 million loss, driven by recurring amortization of the unrecognized fair value discount and the achievement of better-than-expected actual results for Imago, partially offset by less-than-expected actual results for Network1.

Operating Income

The following tables summarize our operating income for the periods ended June 30, 2017, 2016 and 2015:

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$49,727	$52,227	$(2,500)	(4.8)%	2.1%	2.2%
Worldwide Communications & Services	39,768	45,513	(5,745)	(12.6)%	3.4%	3.9%
Corporate	(1,256)	(863)	(393)	45.5%	—%	—%
Total operating income	$88,239	$96,877	$(8,638)	(8.9)%	2.5%	2.7%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income decreased $2.5 million for the fiscal year ended June 30, 2017 as compared to the prior year. Operating income as a percentage of sales remained fairly consistent year-to-year. The decrease in operating income is largely due to lower gross profit margins and increased employee-related costs, partially offset in improvements in bad debt expense recognized.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income decreased $5.7 million for the fiscal year ended June 30, 2017 as compared to the prior year. Operating income as a percentage of sales decreased to 3.4% from 3.9%. The decrease in operating income and margin is largely due to increased amortization expense on intangible assets acquired through our Intelisys acquisition, a higher loss for change in fair value of contingent consideration and higher bad debt expense.

Corporate

Corporate incurred $1.3 million and $0.9 million in acquisition costs for the years ended June 30, 2017 and 2016, respectively.

Fiscal year 2016 compared to fiscal year 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Worldwide Barcode, Networking & Security	$52,227	$47,985	$4,242	8.8%	2.2%	2.3%
Worldwide Communications & Services	45,513	56,710	(11,197)	(19.7)%	3.9%	5.2%
Corporate	(863)	(3,254)	2,391	(73.5)%	—%	—%
Total operating income	$96,877	$101,441	$(4,564)	(4.5)%	2.7%	3.2%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income increased $4.2 million for the fiscal year ended June 30, 2016 as compared to the prior year, while operating income as a percentage of sales remained fairly consistent from year-to-year. The increase in operating income is largely due to increased sales volume from KBZ, partially offset by increased employee related costs and bad debt expense. Operating income was also negatively impacted by foreign currency translation of our European and Brazilian operations.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income decreased $11.2 million for the fiscal year ended June 30, 2016 as compared to the prior year. Operating income as a percentage of sales decreased to 3.9% from 5.2%. The decrease in operating income is primarily attributable to decreased gross profit margin, coupled with increased employee related costs and bad debt expense. Operating income was also negatively impacted by foreign currency translation of our European and Brazilian operations.

Corporate

Corporate incurred $0.9 million and $3.3 million in acquisition costs for the year ended June 30, 2016 and 2015, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the fiscal years ended June 30, 2017, 2016 and 2015:

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$3,215	$2,124	$1,091	51.4%	0.1%	0.1%
Interest income	(5,329)	(3,448)	(1,881)	54.6%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	1,919	2,571	(652)	(25.4)%	0.1%	0.1%
Other, net	(13,061)	(380)	(12,681)	3,337.1%	(0.4)%	—%
Total other (income) expense	$(13,256)	$867	$(14,123)	(1,629.0)%	(0.4)%	—%

Interest expense reflects interest incurred on borrowings, non-utilization fees from our revolving credit facility, and amortization of debt issuance costs. Interest expense increased in fiscal 2017 over 2016 principally from additional borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2017 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil. The increase in interest income is primarily due to approximately $1.4 million of interest accrued on a tax settlement in Brazil.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange loss.

Other income for the fiscal year ended 2017 increased $12.7 million primarily due to the recognition of a legal settlement in the US, net of attorney fees compared to the prior year.

Fiscal year 2016 compared to fiscal year 2015

					% of Sales June 30,
	2016	2015	$ Change	% Change	2016	2015
	(in thousands)
Interest expense	$2,124	$1,797	$327	18.2%	0.1%	0.1%
Interest income	(3,448)	(2,638)	(810)	30.7%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	2,571	3,044	(473)	(15.5)%	0.1%	0.1%
Other, net	(380)	(668)	288	(43.1)%	—%	—%
Total other (income) expense	$867	$1,535	$(668)	(43.5)%	—%	—%

The interest expense increased in fiscal 2016 over 2015, principally from additional borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2016 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil. The increase in interest income year-over-year is largely driven by a higher effective interest rate on higher deposit levels in our Brazilian entity.

We experienced foreign exchange losses as foreign currency exchange rates weakened against the U.S. dollar. Losses were partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Provision for Income Taxes

Income tax expense was $32.2 million, $32.4 million, and $34.5 million for the fiscal years ended June 30, 2017, 2016 and 2015 respectively, reflecting an effective tax rate of 31.8%, 33.7%, and 34.5%, respectively. The decrease in the effective tax rate for fiscal year 2017 as compared to fiscal year 2016 is primarily due to a favorable tax recovery recognized by the Brazilian Supreme Court during the quarter ending June 30, 2017. The decrease in the effective tax rate for fiscal year 2016 as compared to fiscal year 2015 is primarily due to additional tax credits generated during 2016. We expect the fiscal year 2018 effective tax rate to range between 35% and 36%.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2017				Fiscal 2016
	Jun. 30 2017	Mar. 31 2017	Dec. 31 2016	Sept. 30 2016	Jun. 30 2016	Mar. 31 2016	Dec. 31 2015	Sept. 30 2015
	(in thousands, except per share data)
Net sales	$917,291	$813,538	$904,792	$932,566	$877,471	$798,404	$993,522	$870,829
Cost of goods sold	816,435	720,867	806,258	841,032	794,692	713,928	892,889	783,277
Gross profit	$100,856	$92,671	$98,534	$91,534	$82,779	$84,476	$100,633	$87,552
Net income	$18,970	$12,424	$23,036	$14,816	$12,925	$14,042	$20,656	$15,996
Net income per common share, basic	$0.75	$0.49	$0.92	$0.58	$0.50	$0.54	$0.78	$0.58
Weighted-average shares outstanding, basic	25,341	25,262	25,146	25,523	25,661	25,863	26,648	27,702
Net income per common share, diluted	$0.74	$0.49	$0.91	$0.58	$0.50	$0.54	$0.77	$0.57
Weighted-average shares outstanding, diluted	25,512	25,400	25,285	25,762	25,879	25,967	26,902	27,929

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

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2017	2016	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$2,389,256	$2,361,670	$27,586	1.2%
Foreign exchange impact (a)	(10,229)	—
Net sales, constant currency	2,379,027	2,361,670	17,357	0.7%
Less: Acquisitions	(99,332)	(34,628)
Net sales, constant currency excluding acquisitions	$2,279,695	$2,327,042	$(47,347)	(2.0)%

Worldwide Communications & Services:
Net sales, as reported	$1,178,930	$1,178,556	$374	—%
Foreign exchange impact (a)	(8,599)	—
Net sales, constant currency	1,170,331	1,178,556	(8,225)	(0.7)%
Less: Acquisitions	(29,421)	—
Net sales, constant currency excluding acquisitions	$1,140,910	$1,178,556	$(37,646)	(3.2)%

Consolidated:
Net sales, as reported	$3,568,186	$3,540,226	$27,960	0.8%
Foreign exchange impact (a)	(18,828)	—
Net sales, constant currency	3,549,358	3,540,226	9,132	0.3%
Less: Acquisitions	(128,753)	(34,628)
Net sales, constant currency excluding acquisitions	$3,420,605	$3,505,598	$(84,993)	(2.4)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2017 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2016.

	Fiscal Year Ended June 30,
Worldwide Barcode, Networking & Security:	2016	2015	$ Change	% Change
	(in thousands)
Net sales, as reported	$2,361,670	$2,118,739	$242,931	11.5%
Foreign exchange impact (b)	80,356
Net sales, constant currency	2,442,026	2,118,739	323,287	15.3%
Less: Acquisitions	(309,423)	—
Net sales, constant currency excluding acquisitions	$2,132,603	$2,118,739	$13,864	0.7%

Worldwide Communications & Services:
Net sales, as reported	$1,178,556	$1,099,887	$78,669	7.2%
Foreign exchange impact (b)	22,759
Net sales, constant currency	1,201,315	1,099,887	101,428	9.2%
Less: Acquisitions	(118,926)	(4,686)	(114,240)
Net sales, constant currency excluding acquisitions	$1,082,389	$1,095,201	$(12,812)	(1.2)%

Consolidated:
Net sales, as reported	$3,540,226	$3,218,626	$321,600	10.0%
Foreign exchange impact (b)	103,115	—
Net sales, constant currency	3,643,341	3,218,626	424,715	13.2%
Less: Acquisitions	(428,349)	(4,686)
Net sales, constant currency excluding acquisitions	$3,214,992	$3,213,940	$1,052	—%
(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2016 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2015.

Non-GAAP Operating Income, Non-GAAP Pre-Tax Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition costs, and other non-GAAP adjustments. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of operating income, pre-tax income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Year ended June 30, 2017				Year ended June 30, 2016
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$88,239	$101,495	$69,246	$2.71	$96,877	$96,010	$63,619	$2.38
Adjustments:
Amortization of intangible assets	15,524	15,524	10,247	0.40	9,828	9,828	6,790	0.25
Change in fair value of contingent considerations	5,211	5,211	2,921	0.11	1,294	1,294	977	0.04
Acquisition costs	1,256	1,256	1,256	0.06	863	863	863	0.04
Legal settlement, net of attorney fees	—	(12,777)	(8,047)	(0.32)	—	—	—	—
Tax settlement and related interest income	—	(1,382)	(5,370)	(0.21)	—	—	—	—
Non-GAAP measures	$110,230	$109,327	$70,253	$2.75	$108,862	$107,995	$72,249	$2.71

Return on Invested Capital
Management uses ROIC as a performance measurement to assess efficiency at allocating capital under our control to generate returns. Management believes this metric balances our operating results with asset and liability management, is not impacted by capitalization decisions and correlates with shareholder value creation. In addition, it is easily computed, communicated and understood. ROIC also provides management a measure of our profitability on a basis more comparable to historical or future periods.
ROIC assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance. We believe the calculation of ROIC provides useful information to investors and is an additional relevant comparison of our performance during the year.
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized return on invested capital ratio for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

	2017	2016	2015
Return on invested capital ratio	13.1%	13.3%	14.6%
The components of our ROIC calculation and reconciliation to our financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Net income (GAAP)	$69,246	$63,619	$65,419
Plus: income taxes	32,249	32,391	34,487
Plus: interest expense	3,215	2,124	1,797
Plus: depreciation & amortization	24,968	17,154	11,997
EBITDA	129,678	115,288	113,700
Change in fair value of contingent consideration	5,211	1,294	2,667
Acquisition costs(a)	1,256	863	3,254
Legal recovery, net of attorney fees	(12,777)	—	—
Interest income related to tax settlement	(1,382)	—	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$121,986	$117,445	$119,621

Invested capital calculations	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Equity – beginning of the year	$774,496	$808,985	$802,643
Equity – end of the year	837,145	774,496	808,985
Change in fair value of contingent consideration, net of tax	2,921	977	1,842
Acquisition costs(a)	1,256	863	3,254
Legal recovery, net of attorney fees	(8,047)	—	—
Tax settlement and related interest income, net of tax	(5,370)	—	—
Average equity, adjusted	801,201	792,661	808,362
Average funded debt(b)	131,445	93,500	13,421
Invested capital (denominator)	$932,646	$886,161	$821,783

(a)     Includes acquisition costs for the years ended June 30, 2017, 2016 and 2015. Acquisition costs are non-deductible for tax purposes.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP"). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or market and vendor incentives. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. For further discussion of our significant accounting policies, refer to Note 1 - Business and Summary of Significant Accounting Policies.
Allowances for Trade and Notes Receivable
We maintain an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts,we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance.
Inventory Reserves
Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods and length of time on hand and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the vendor or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.
Vendor Programs
We receive incentives from vendors related to volume rebates, cooperative advertising allowances and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. FASB's ASC 605 – Revenue Recognition, addresses accounting by a customer for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.
We record unrestricted volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivables from vendors that are not yet earned are deferred in the Consolidated Balance Sheets. Vendor receivables are generally collected through reductions to accounts payable authorized by the vendor. In addition,we may receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventory and recognize the discount as a reduction of cost of goods sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates based on actual results.

Goodwill

We account for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby we compare the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with its operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

We adopted ASU 2017-04 during the current year, which simplifies testing goodwill for impairment. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required it to make assumptions about the applicability of those multiples to its reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2017 and 2016, we completed our annual impairment test as of each April 30th and determined that a goodwill impairment charge was not necessary.
See Note 6 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Network1 and Intelisys, we are obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective share purchase agreements. Future payments are to be paid in the functional currency of the acquired entity, which is the Brazilian real for Network1 and U.S. dollars for Intelisys. We paid the final earnout payment to the former shareholders of CDC during fiscal year 2016 and the final earnout payment to Imago during fiscal year 2017. Network1 has two remaining earnout payments to be paid in annual installments during fiscal years 2018 and 2019. Intelisys has four remaining earnout payments to be paid in annual installments during fiscal years 2018 through 2021. In accordance with ASC Topic 805, we determine the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period, we will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future affect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Accounting Standards Recently Issued
See Note 1 in the Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $400 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash on hand and revolving line of credit. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.
Cash and cash equivalents totaled $56.1 million at June 30, 2017, compared to $61.4 million at June 30, 2016, and $121.6 million at June 30, 2015, of which $47.9 million, $52.7 million and $43.4 million was held outside of the United States as of June 30, 2017, 2016 and 2015, respectively. Checks released but not yet cleared from these accounts in the amounts of $48.5 million, $78.3 million and $62.9 million are classified as accounts payable as of June 30, 2017, 2016 and 2015, respectively.
We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes for the earnings of our Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. If these funds were needed in the operations of the United States, we would be required to record and pay significant income taxes upon repatriation of these funds. See Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital decreased $19.0 million to $624.7 million at June 30, 2017 from $643.8 million at June 30, 2016, principally from higher accounts payable and decreased inventory, partially offset by higher accounts receivable. Our net investment in working capital totaled $645.4 million at June 30, 2015, which represents a decrease of $1.6 million from June 30, 2016, principally from lower cash balances, partially offset by higher accounts receivable and reduced accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2017	June 30, 2016	June 30, 2015
	(in thousands)
Operating activities	$94,876	$52,211	$75,522
Investing activities	(96,236)	(73,556)	(80,541)
Financing activities	(3,506)	(36,305)	(56,893)
Effect of exchange rate change on cash and cash equivalents	(440)	(2,596)	(11,293)
Increase (decrease) in cash and cash equivalents	$(5,306)	$(60,246)	$(73,205)
Net cash provided by operating activities was $94.9 million for year ended June 30, 2017, compared to $52.2 million and $75.5 million for the years ended June 30, 2016 and 2015, respectively. Operating cash flows for the year ended June 30, 2017 is primarily attributable to net income, increases in non-cash adjustments and decreases in inventory levels, partially offset by increases in accounts receivable, excluding the impact of initial accounts balances assumed from Intelisys. Operating cash flows for the year ended June 30, 2016 is primarily attributable to net income, increases in accounts receivable and non-cash adjustments, partially offset by increases in accounts payable, excluding the impact of initial accounts balances assumed from the KBZ acquisition. Operating cash flows for the year ended June 30, 2015 is primarily attributable to net income and increases in accounts payable, partially offset by increases in accounts receivable and inventory.
The number of days sales outstanding ("DSO") was 61 at June 30, 2017, excluding Intelisys, compared to 57 at June 30, 2016 and 55 at June 30, 2015. Throughout the current fiscal year DSO ranged from 59 to 61. DSO increased over prior year due to an aging receivables portfolio, primarily in North America. Inventory turnover improved to 6.2 times during the fourth quarter of the current fiscal year, compared to 5.6 and 5.9 times in the fourth quarter of fiscal year 2016 and 2015, respectively. Throughout fiscal year 2017 inventory turnover ranged from 5.6 to 6.2 times.

Cash used in investing activities for the year ended June 30, 2017 was $96.2 million, compared to $73.6 million and $80.5 million for the years ended June 30, 2016 and 2015, respectively. Investing cash flows for the year ended June 30, 2017 is primarily driven by cash used to acquire Intelisys compared with cash used to acquire KBZ for the year ended June 30, 2016. Cash used in investing activities for the year ended June 30, 2015 represents cash used to acquire Imago and Network1, as well as capital expenditures for our Enterprise Resource Planning ("ERP") system.

Cash used in financing activities for the year ended June 30, 2017 totaled to $3.5 million, compared to $36.3 million and $56.9 million for the years ended June 30, 2016 and 2015, respectively. Cash used in fiscal years 2017 and 2016 is primarily attributable to repurchases of common stock and contingent consideration payments, partially offset by borrowings on the revolving credit facility. Financing cash flows for the year ended June 30, 2015 is primarily attributable to repayments on borrowings of Network1 and Imago ScanSource, repurchases of common stock and a contingent consideration payment to the former shareholders of CDC.
In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Through June 30, 2016, we completed the program, repurchasing 3.4 million shares totaling approximately $119.5 million. In August 2016, the Board of Directors authorized a new three year $120 million share repurchase program. During the year ended June 30, 2017, we repurchased 0.6 million shares totaling approximately $20.3 million.

We have a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that was scheduled to mature on November 6, 2018. On April 3, 2017, we amended this credit facility to extend its maturity to April 3, 2022. On August 8, 2017, we amended the Amended Credit Agreement again to increase the maximum amount of the senior secured revolving credit facility from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows us to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon our ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Additionally, we are assessed commitment fees ranging from 0.175% to 0.35%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic assets and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. We were in compliance with all covenants under the credit facility as of June 30, 2017. There was $91.9 million and $71.4 million outstanding on the revolving credit facility at June 30, 2017 and 2016.

On a gross basis, we borrowed $1,813 million and repaid $1,793 million on the revolving credit facility in fiscal 2017. In fiscal 2016, we borrowed $1,377 million and repaid $1,305 million and in fiscal 2015, we borrowed $93.6 million and repaid $93.6 million. The average daily balance on the revolving credit facility was $126.5 million, $86.6 million and $1.6 million for the years ended June 30, 2017, 2016 and 2015, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2017 compared to €0.4 million and €0.0 million as of June 30, 2016 and 2015, respectively. There was $208.1 million, $228.2 million and $300.0 million available for additional borrowings as of June 30, 2017, 2016 and 2015, respectively.

As of June 30, 2017, we are obligated to pay certain earnout payments to the former shareholders of Network1 and Intelisys related to their acquisitions on January 13, 2015 and August 29, 2016, respectively. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The final earnout payment owed to the former shareholders of Imago was paid during the December quarter of the current year. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. Future earnout payments for Network1 are expected to be funded by existing cash balances in Brazil and cash from operations.
We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

Commitments
At June 30, 2017, we had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnouts pertaining to the Network1 and Intelisys acquisitions. See Notes 7, 9 and 13 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$39,543	$7,873	$10,845	$7,196	$13,629
Capital lease	1,737	579	1,158	—	—
Principal debt payments	5,429	—	631	657	4,141
Contingent consideration(2)	114,036	30,675	55,783	27,578	—
Other(3)	—	—	—	—	—
Total obligations	$160,745	$39,127	$68,417	$35,431	$17,770

(1)
Amounts to be paid in future periods for real estate taxes, insurance and other operating expenses applicable to the properties pursuant to the respective operating leases have been excluded from the table above as the amounts payable in future periods are generally not specified in the lease agreements and are dependent upon amounts which are not known at this time. Such amounts were not material in the current fiscal year.

(2)
Amounts disclosed regarding future Intelisys and Network1 earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments could range as high as $136.1 million and $7.5 million, respectively, as of June 30, 2017.

(3)
Amounts totaling $21.4 million of deferred compensation, which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2017, have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt would have resulted in approximately a $1.3 million and $0.9 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2017 and 2016, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2017 and 2016 we had $97.3 million and $76.9 million, respectively, in variable rate long term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.9 million and $1.8 million increase or decrease in pre-tax income for fiscal years ended June 30, 2017 and 2016, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

Our senior management has approved a foreign exchange hedging policy to reduce foreign currency exposure. Our policy is to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. We monitor our risk associated with the volatility of certain foreign currencies against our functional currencies and enter into foreign exchange derivative contracts to minimize short-term currency risks on cash flows. These positions are based upon balance sheet exposures and, in certain foreign currencies, our forecasted purchases and sales. We continually evaluate foreign exchange risk and may enter into foreign exchange transactions in accordance with our policy. Actual variances from these forecasted transactions can adversely impact foreign exchange results. Foreign currency gains and losses are included in other expense (income).

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos and Peruvian nuevos soles. At June 30, 2017 and 2016, the fair value of our currency forward contracts outstanding was a net payable of less than $0.1 million and $0.5 million, respectively. We do not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScanSource, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 29, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Intelisys, Inc. (Intelisys), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 2 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2017. As indicated in Management’s Report, Intelisys was acquired during the year ended June 30, 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Intelisys.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated August 29, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
August 29, 2017

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$56,094	$61,400
Accounts receivable, less allowance of $44,434 at June 30, 2017 and $39,032 at June 30, 2016	637,293	559,557
Inventories	531,314	558,581
Prepaid expenses and other current assets	56,322	49,367
Total current assets	1,281,023	1,228,905
Property and equipment, net	56,566	52,388
Goodwill	200,881	92,715
Identifiable intangible assets, net	101,513	51,127
Deferred income taxes	29,491	28,813
Other non-current assets	48,829	37,237
Total assets	$1,718,303	$1,491,185
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	513,155	471,487
Accrued expenses and other current liabilities	104,715	98,975
Current portion of contingent consideration	30,675	11,594
Income taxes payable	7,730	3,056
Total current liabilities	656,275	585,112
Deferred income taxes	2,008	2,555
Long-term debt, net of current portion	5,429	5,429
Borrowings under revolving credit facility	91,871	71,427
Long-term portion of contingent consideration	83,361	13,058
Other long-term liabilities	42,214	39,108
Total liabilities	881,158	716,689
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,431,845 and 25,614,673 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	61,169	67,249
Retained earnings	849,180	779,934
Accumulated other comprehensive loss	(73,204)	(72,687)
Total shareholders’ equity	837,145	774,496
Total liabilities and shareholders’ equity	$1,718,303	$1,491,185

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2017, 2016 and 2015
(in thousands, except per share information)

	2017	2016	2015
Net sales	$3,568,186	$3,540,226	$3,218,626
Cost of goods sold	3,184,590	3,184,786	2,891,536
Gross profit	383,596	355,440	327,090
Selling, general and administrative expenses	265,178	240,115	210,985
Depreciation expense	9,444	7,326	5,356
Intangible amortization expense	15,524	9,828	6,641
Change in fair value of contingent consideration	5,211	1,294	2,667
Operating income	88,239	96,877	101,441
Interest expense	3,215	2,124	1,797
Interest income	(5,329)	(3,448)	(2,638)
Other (income) expense, net	(11,142)	2,191	2,376
Income before income taxes	101,495	96,010	99,906
Provision for income taxes	32,249	32,391	34,487
Net income	$69,246	$63,619	$65,419
Per share data:
Net income per common share, basic	$2.74	$2.40	$2.29
Weighted-average shares outstanding, basic	25,318	26,472	28,558
Net income per common share, diluted	$2.71	$2.38	$2.27
Weighted-average shares outstanding, diluted	25,515	26,687	28,799

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Net income	$69,246	$63,619	$65,419
Unrealized gain on hedged transaction, net of tax	13	—	—
Foreign currency translation adjustment	(530)	(8,185)	(47,802)
Comprehensive income	$68,729	$55,434	$17,617

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2017, 2016 and 2015
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2014	28,539,481	$168,447	$650,896	$(16,700)	$802,643
Net income	—	—	65,419	—	65,419
Foreign currency translation adjustment	—	—	—	(47,802)	(47,802)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	154,497	760	—	—	760
Common stock repurchased	(479,825)	(18,768)			(18,768)
Share based compensation	—	6,517	—	—	6,517
Tax benefit of deductible compensation arising from exercise or vesting of share-based payment arrangements	—	216	—	—	216
Balance at June 30, 2015	28,214,153	$157,172	$716,315	$(64,502)	$808,985
Net income	—	—	63,619	—	63,619
Foreign currency translation adjustment	—	—	—	(8,185)	(8,185)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	284,730	3,994	—	—	3,994
Common stock repurchased	(2,884,210)	(100,751)			(100,751)
Share based compensation	—	7,093	—	—	7,093
Tax shortfall from exercise or vesting of share-based payment arrangements	—	(259)	—	—	(259)
Balance at June 30, 2016	25,614,673	$67,249	$779,934	$(72,687)	$774,496
Net income	—	—	69,246	—	69,246
Unrealized gain (loss) on hedged transaction, net of tax	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	(530)	(530)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	394,815	8,208	—	—	8,208
Common stock repurchased	(577,643)	(20,335)	—	—	(20,335)
Share based compensation	—	6,578	—	—	6,578
Tax shortfall from exercise or vesting of share-based payment arrangements	—	(531)	—	—	(531)
Balance at June 30, 2017	25,431,845	$61,169	$849,180	$(73,204)	$837,145

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$69,246	$63,619	$65,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,968	17,154	11,997
Amortization of debt issue costs	290	297	297
Provision for doubtful accounts	8,901	7,571	993
Share-based compensation	6,602	7,093	6,522
Deferred income taxes	(1,861)	1,846	3,921
Excess tax benefits from share-based payment arrangements	(89)	(101)	(260)
Change in fair value of contingent consideration	5,211	1,294	2,667
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(66,129)	14,167	(14,476)
Inventories	28,449	2,999	(37,695)
Prepaid expenses and other assets	(4,300)	4,612	2,337
Other noncurrent assets	(9,540)	(2,186)	1,431
Accounts payable	19,861	(71,706)	28,280
Accrued expenses and other liabilities	8,491	6,401	7,449
Income taxes payable	4,776	(849)	(3,360)
Net cash provided by operating activities	94,876	52,211	75,522
Cash flows from investing activities:
Capital expenditures	(8,849)	(12,081)	(20,762)
Cash paid for business acquisitions, net of cash acquired	(83,804)	(61,475)	(59,779)
Payments for acquisition of intangible assets	(3,583)	—	—
Net cash used in investing activities	(96,236)	(73,556)	(80,541)
Cash flows from financing activities:
Borrowings (repayments) short-term borrowings, net	—	—	(24,097)
Borrowings on revolving credit, net of expenses	1,813,062	1,376,620	93,579
Repayments on revolving credit, net of expenses	(1,792,620)	(1,305,193)	(93,579)
Repayments on long-term debt	—	(2,792)	(9,146)
Repayments of capital lease obligations	(246)	(223)	(262)
Debt issuance costs	(876)	—	—
Contingent consideration payments	(10,241)	(8,606)	(5,640)
Exercise of stock options	8,208	3,994	760
Repurchase of common stock	(20,882)	(100,206)	(18,768)
Excess tax benefits from share-based payment arrangements	89	101	260
Net cash used in financing activities	(3,506)	(36,305)	(56,893)
Effect of exchange rate changes on cash and cash equivalents	(440)	(2,596)	(11,293)
Decrease in cash and cash equivalents	(5,306)	(60,246)	(73,205)
Cash and cash equivalents at beginning of period	61,400	121,646	194,851
Cash and cash equivalents at end of period	$56,094	$61,400	$121,646

	2017	2016	2015
	(continued)
Supplemental disclosure of cash flow information:
Interest paid during the year	$2,831	$1,706	$1,075
Income taxes paid during the year	$31,126	$33,859	$36,272
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2017

(1)	Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries ("the Company") provide value-added solutions from technology vendors and sell to customers in specialty technology markets through its Worldwide Barcode, Networking & Security segment and Worldwide Communications & Services segment. The Company's two operating segments are based on product, customer and service type.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells into the United States and Canada from a facility located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil, Colombia and Chile; and into Europe from facilities located in Belgium, France, Germany and the United Kingdom.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2017, 2016 and 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, contingent consideration and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers and (4) the current economic and country specific environment. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or market based principally on the effects of technological changes, quantities of goods and length of time on hand and other factors. An estimate is made of the market value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the vendor or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

(c) Purchase Price Allocations

For each acquisition, the Company allocates the purchase price to assets acquired, liabilities assumed and goodwill and intangibles in accordance with the FASB's Accounting Standards Codification ("ASC") 805. The Company recognizes assets and liabilities acquired at their estimated fair values. Management uses judgment to (1) identify the acquired assets and liabilities assumed, (2) estimate the fair value of these assets, (3) estimate the useful life of the assets and (4) assess the appropriate method for recognizing depreciation or amortization expense over the asset’s useful life.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $48.5 million and $78.3 million are classified as accounts payable as of June 30, 2017 and 2016, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality and holds amounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits or other insured limits. Cash and cash equivalents held outside of the United States totaled $47.9 million and $52.7 million as of June 30, 2017 and 2016, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. In addition, the Company carries credit insurance on certain subsections of the customer portfolio. No single customer accounted for more than 5% of the Company’s net sales for fiscal years 2017, 2016 or 2015.

In the event that the Company does not collect payment on accounts receivable within the established trade terms for certain customers, the Company may establish arrangements for longer-term financing. The Company accounts for these arrangements by recording them at their historical cost less specific allowances at balance sheet dates. Interest income is recognized in the period earned and is recorded as interest income in the Consolidated Income Statement.

Derivative Financial Instruments

The Company uses derivative instruments to manage certain exposures related to fluctuations in foreign currency exchange rates and changes in interest rates in connection with borrowing activities. The Company records all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The Company does not use derivative financial instruments for trading or speculative purposes.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies and from intercompany loans with foreign subsidiaries. The Company's foreign currencies are denominated primarily in Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos and Peruvian nuevos sols.

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
During the fiscal year ended June 30, 2017, the Company entered into an interest rate swap and designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the year ended June 30, 2017.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair market value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $21.4 million and $17.9 million as of June 30, 2017 and June 30, 2016, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $2.7 million and $1.6 million at June 30, 2017 and June 30, 2016, respectively.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Vendor Programs

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the vendor. Vendors generally require that the Company use the vendors' cooperative advertising allowances for advertising or other marketing programs. Incentives received from vendors for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 605 – Revenue Recognition addresses accounting by a customer for certain consideration received from a vendor. This guidance requires that the portion of these vendor funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

The Company records unrestricted volume rebates received as a reduction of inventory and reduces the cost of goods sold when the related inventory is sold. Amounts received or receivables from vendors that are not yet earned are deferred in the Consolidated Balance Sheets. Vendor receivables are generally collected through reductions to accounts payable authorized by the vendor. In addition, the Company may receive early payment discounts from certain vendors. The Company records early payment discounts received as a reduction of inventory, thereby resulting in a reduction of cost of goods sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of vendor incentives that will be received. Actual recognition of the vendor consideration may vary from management estimates.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

Vendor Concentration

The Company sells products from many vendors, however, sales of products supplied by, in alphabetical order, Avaya, Cisco and Zebra each constituted more than 10% of the Company’s net sales for the years ended June 30, 2017 and 2016. Sales of products supplied by, in alphabetical order, Avaya and Zebra constituted more than 10% of the Company's net sales for the year ended June 30, 2015.

Product Warranty

The Company’s vendors generally provide a warranty on the products provided by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In three of its product lines, the Company offers a self-branded warranty program, in which management has determined that the Company is the primary obligor. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As a result, the Company has not recorded a provision for estimated service warranty costs. To maintain customer relations, the Company facilitates returns of defective products from the Company's customers by accepting for exchange, with the Company's prior approval, most defective products within 30 days of invoicing.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, equipment and computer software, 25 to 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company's depreciation expense relates to selling, general and administrative costs, not the cost of selling goods. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

To the extent that the Company has longstanding, "in-process" projects that have not been implemented for their intended operational use, the Company capitalizes the portion of interest expense incurred during the asset's acquisition period that theoretically could have been avoided in accordance with ASC 835. The amount capitalized is determined by applying the appropriate capitalization rate to the average amount of accumulated expenditures for the asset during the reporting period. The capitalization rate used is based on the rates applicable to borrowings outstanding during the reporting period. The Company has not recorded any capitalized interest for the years ended June 30, 2017 and 2016.

Capitalized Software

The Company accounts for capitalized software in accordance with ASC 350-40, which provides guidance for computer software developed or obtained for internal use. The Company is required to continually evaluate the stage of the implementation process to determine whether or not costs are expensed or capitalized. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the development phase, such as material and direct services costs, compensation costs of employees associated with the development and interest cost, are capitalized as incurred. Costs incurred during the post-implementation or operation phase, such as training and maintenance costs, are expensed as incurred. In addition, costs incurred to modify existing software that result in additional functionality are capitalized as incurred.

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. The Company's goodwill reporting units align directly with its operating segments, Worldwide Barcode, Networking & Worldwide Security and Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

The Company adopted ASU 2017-04 during the current year, which simplifies testing goodwill for impairment. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In its most recent annual test, the Company estimated the fair value of its reporting units primarily based on the income approach utilizing the discounted cash flow method. The Company also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required it to make assumptions about the applicability of those multiples to its reporting units. The discounted cash flow method required the Company to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

•
Industry weighted-average cost of capital ("WACC"): The Company utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant in each respective geography.

•
Operating income: The Company utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.

•	Cash flows from working capital changes: The Company utilized a projected cash flow impact pertaining to expected changes in working capital as each of its goodwill reporting units grow.

See Note 6 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements, supplier partner programs and non-compete agreements. Customer relationships, distributor agreements and supplier partner programs are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Trade names are amortized over a period ranging from 1 to 5 years. Non-compete agreements are amortized over their contract life. The Company's amortization expense relates to selling, general and administrative costs, not the cost of selling goods.

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

Liability for Contingent Consideration

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

In addition to the initial cash consideration paid to former shareholders of Network1 and Intelisys, the Company is obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. Future payments are to be paid in the functional currency of the acquired entity, which is the Brazilian real for Network1 and USD for Intelisys. The Company paid the final earnout payment to the former shareholders of CDC during fiscal year 2016 and the final earnout payment to Imago during fiscal year 2017. Network1 has two remaining earnout payments to be paid in annual installments during fiscal years 2018 and 2019. Intelisys has four remaining earnout payments to be paid in annual installments during fiscal years 2018 through 2021. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. Taxes collected from customers and remitted to governmental authorities, such as sales taxes and value added taxes, are excluded from net sales.

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

Service revenue associated with third-party service contracts and warranty programs, as mentioned above, along with configuration and marketing services is recognized when the work is complete, and the four criteria discussed above have been met. Service revenue associated with service contracts, warranty programs, configuration, marketing and other services approximates 3% of consolidated net sales for fiscal years 2017, 2016 and 2015.

Through the Intelisys acquisition, the Company has a recurring revenue model in which the Company acts as a master agent partnering vendors with sales agents to provide telecommunications services to end users. As the Company acts as an agent on behalf of the vendors' services, commission revenue received from the vendor is recognized net of cost associated with the commissions the Company pays to sales agents, at the time of sale. Revenue associated with the recurring revenue model approximates 1.0% of consolidated net sales for fiscal year 2017.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company did not engage in sales transactions involving multiple element arrangements.

Shipping Revenue and Costs

Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue was $12.8 million for the year ended June 30, 2017, $13.0 million for the year ended June 30, 2016 and $12.2 million for the year ended June 30, 2015.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications, or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs, included in marketing costs, after vendor reimbursement, were not significant in any of the three fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015. Deferred advertising costs for any of these three fiscal years were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include U.S. dollars, Brazilian reais, euros, British pounds, Colombian pesos and Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized in accordance with ASC 740, Accounting for Income Taxes. In 2016, the Company adopted Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes and reclassified all current deferred taxes and the related valuation allowances to noncurrent positions on the Consolidated Balance Sheets. The Company has provided for United States income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies are considered retained indefinitely for reinvestment. See Note 12 - Income Taxes for further discussion.

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

Common stock repurchases

Repurchases of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of shareholder's equity on the Consolidated Balance Sheets. In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Through June 30, 2016, the Company completed the program, repurchasing 3.4 million shares totaling approximately $119.5 million. In August 2016, the Board of Directors authorized a new three-year $120 million share repurchase program. During the year ended June 30, 2017, the Company repurchased 0.6 million shares totaling approximately $20.3 million.

Comprehensive Income

ASC 220, Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

income for the Company include net income, foreign currency translation adjustments and unrealized gains or losses on hedged transactions, net of tax arising from the consolidation of the Company’s foreign subsidiaries.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in Note 14 - Segment Information, to conform with current period presentation. Depreciation expense and intangible amortization expense have been presented as individual lines on the Consolidated Income Statement in the current year and prior year balances have been reclassified to conform with current year presentation. These reclassifications had no effect on consolidated financial results.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2018. The Company is currently in the process of evaluating the impact of this guidance on our consolidated financial results to determine the appropriate transition method for the Company. The Company has engaged a third-party consultant to assist with developing a multi-phase plan to assess the impact of adoption. The Company has also begun its initial review and analysis of business processes and current material contracts.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) simplifying several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement and will appropriately be classified as an operating activity. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

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

In January 2017, the FASB issued guidance clarifying the definition of a business within ASC Topic 850 Business Combinations. The new standard narrows the definition of a business and therefore affects whether an acquisition represents the purchase of a business or an asset. The standard provides for an initial assessment to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, qualifying as an asset, not a business. If the definition of the acquisition is not clear after the initial assessment, the guidance provides framework to determine if the asset(s) acquired include an input and a substantive process that together significantly contribute to the ability to create an output, which constitutes a business. The distinction between a business and an asset is important because asset acquisitions do not result in goodwill, do not require the expensing of transaction costs and do not record contingent consideration at fair value at the acquisition date, as well as other accounting concepts. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted as long as the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the new standard in connection with an asset acquisition completed during the quarter ended March 31, 2017 (See Note 6-Goodwill and Other Identifiable Intangible Assets).

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not exceeding the carrying amount of goodwill. In addition, income tax effects from any tax deductible goodwill shall also be considered in measuring goodwill impairment loss, if applicable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company adopted the guidance prospectively as of April 30, 2017, our fiscal year 2017 impairment testing date. The adoption did not have an impact on the Company's consolidated financial statements.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

(2)Earnings per Share

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net income	$69,246	63,619	65,419

Denominator:
Weighted-average shares, basic	25,318	26,472	28,558
Dilutive effect of share-based payments	197	215	241
Weighted-average shares, diluted	25,515	26,687	28,799

Net income per common share, basic	$2.74	$2.40	$2.29
Net income per common share, diluted	$2.71	$2.38	$2.27

For the years ended June 30, 2017, 2016 and 2015, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 418,325, 461,090 and 340,697, respectively.

(3)Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2017	2016
	(in thousands)
Land	$3,331	$3,009
Buildings and leasehold improvements	21,101	20,473
Computer software and equipment	53,583	46,112
Furniture, fixtures and equipment	26,059	23,316
Construction in progress	4,556	4,897
	108,630	97,807
Less accumulated depreciation	(52,064)	(45,419)
	$56,566	$52,388

During the fiscal year ended June 30, 2017, the increase in net fixed assets from the prior year is largely due to net assets acquired during the Intelisys acquisition, including the fair value of software assessed on the acquisition date.

Depreciation expense was $9.4 million, $7.3 million and $5.4 million for the fiscal years ended 2017, 2016 and 2015, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

(4)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following:

	June 30,
	2017	2016
	(in thousands)
Deferred warranty revenue	$28,724	$29,836
Accrued compensation	21,713	19,917
Other taxes payable	18,440	11,044
Accrued marketing expense	5,914	2,459
Brazilian pre-acquisition contingencies	4,727	2,941
Accrued freight	3,392	3,507
Other accrued liabilities	21,805	29,271
	$104,715	$98,975

(5)     Acquisitions

Intelisys

On August 29, 2016, the Company acquired substantially all the assets of Intelisys, a technology services company with voice, data, cable, wireless and cloud services. Intelisys is part of the Company's Worldwide Communications and Services operating segment. With this acquisition, the Company broadens its capabilities in the telecom and cloud services market and generates the opportunity for high-growth recurring revenue.

Under the asset purchase agreement, the Company made an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, and agreed to make four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash as part of the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of June 30, 2017, the balance available in escrow was $8.5 million. During fiscal years 2017 and 2016, the Company recognized $0.5 million and $0.3 million in acquisition-related cost, respectively, included in selling, general and administrative expenses on the Consolidated Income Statements.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

Intelisys
(in thousands)
Receivables, net	$21,655
Other current assets	1,547
Property and equipment, net	5,298
Goodwill	109,005
Identifiable intangible assets	63,110
Other non-current assets	1,839
$202,454
Accounts payable	$21,063
Accrued expenses and other current liabilities	2,587
Contingent consideration	95,000
Consideration transferred, net of cash acquired	83,804
$202,454

Intangible assets acquired include trade names, customer relationships and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 10 years.

Following the August 29, 2016 acquisition date, Intelisys contributed the following results to the Condensed Consolidated Income Statement for the fiscal year ended June 30, 2017.

Fiscal year ended June 30, 2017
(in thousands)
Net Sales	$29,422
Amortization of intangible assets	(5,386)
Change in fair value of contingent consideration	(12,117)
Operating loss (1)	(4,204)
Net loss (1)	$(2,675)
(1) Operating loss and net loss reflect amortization expense of $5.4 million and expense for change in fair value of contingent consideration of $12.1 million in fiscal year June 30, 2017.

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

For the two months ended August 31, 2016 and the fiscal year ended June 30, 2016, the Company has not provided for a change in fair value of contingent consideration.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

	Fiscal year ended June 30, 2017		Fiscal year ended June 30, 2016
	(in thousands, except per share data)		(in thousands, except per share data)
	As Reported, Consolidated	Pro forma, Consolidated (1)	As Reported, Consolidated	Pro forma, Consolidated (2)
Net Sales	$3,568,186	$3,573,402	$3,540,226	$3,568,567
Operating income	88,239	89,691	96,877	102,085
Net Income	69,246	70,331	63,619	66,823
Earnings per share:
Basic	$2.74	$2.78	$2.40	$2.52
Diluted	$2.71	$2.76	$2.38	$2.50
(1) Pro forma results include actual results from Intelisys for the two months ended August 31, 2016. Adjustments include additional amortization and depreciation expense as if the fair value of identifiable intangible assets, including software, had been recorded on July 1, 2015. On a gross basis, operating income includes additional amortization expense of $1.1 million and additional depreciation expense of $0.2 million for the fiscal year ended June 30, 2017. Net income, net of tax, includes additional amortization expense of $0.7 million and additional depreciation expense of $0.1 million for the fiscal year ended June 30, 2017. Adjustments also include additional income tax expense of $0.8 million and adding back acquisition costs of $0.5 million.
(2) Includes actual results for Intelisys for the fiscal year ended June 30, 2016. On a gross basis, operating income includes additional amortization expense of $6.3 million and additional depreciation expense of $1.0 million for the fiscal year ended June 30, 2016. Net income, net of tax, includes additional amortization expense of $4.0 million and additional depreciation expense of $0.6 million for the fiscal year ended June 30, 2016. Adjustments also include additional income tax expense of $4.6 million and adding back acquisition costs of $0.3 million.

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

Under the asset purchase agreement, the Company acquired the assets of KBZ for a cash payment of $64.6 million. The Company acquired $3.1 million of cash during the acquisition, resulting in $61.5 million net cash paid for KBZ. During fiscal year 2016, the Company recorded $0.2 million in acquisition-related costs, included in selling, general and administrative expenses on the Consolidated Income Statements.

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
June 30, 2017

September 4, 2015
(in thousands)
Receivables, net	$63,131
Inventory	11,227
Other current assets	10,303
Property and equipment, net	677
Goodwill	21,639
Identifiable intangible assets	18,400
Other non-current assets	1,399
$126,776
Accounts payable	$48,271
Accrued expenses and other current liabilities	14,863
Other long-term liabilities	2,167
Consideration transferred, net of cash acquired	61,475
$126,776

Intangible assets acquired include trade names, customer relationships and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 8 years.

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services.The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2017, 2016 and 2015, no impairment charges related to goodwill were recorded.

Changes in the carrying amount of goodwill for the years ended June 30, 2017 and 2016, by reportable segment, are as follows:

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment		Total
	(in thousands)
Balance at June 30, 2015	$15,535	$50,974		$66,509
Additions	21,639	8,496	[1]	30,135
Unrealized gain (loss) on foreign currency translation	(740)	(3,189)		(3,929)
Balance at June 30, 2016	$36,434	$56,281		$92,715
Additions	—	109,005	[2]	109,005
Unrealized gain (loss) on foreign currency translation	(174)	(665)		(839)
Balance at June 30, 2017	$36,260	$164,621		$200,881
(1) The Company finalized the purchase accounting for the Network1 acquisition during the quarter ended December 31, 2015 and subsequently identified an additional correction in the quarter ended March 31, 2016, which resulted in an increased value assumed for goodwill as compared to June 30, 2015.
(2) Additions to goodwill for fiscal year ended June 30, 2016 are due to the Intelisys acquisition.

The following table shows the Company’s identifiable intangible assets as of June 30, 2017 and 2016, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

	June 30, 2017			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$110,691	$27,977	$82,714	$70,379	$26,668	$43,711
Trade names	23,256	8,691	14,565	11,270	4,398	6,872
Non-compete agreements	1,160	608	552	1,103	777	326
Distributor agreements	355	158	197	345	127	218
Supplier partner program	3,583	98	3,485	—	—	—
Total intangibles	$139,045	$37,532	$101,513	$83,097	$31,970	$51,127

During fiscal year 2017, the Company acquired end user contracts with Intelisys suppliers (classified as customer relationships above), trade names and non-compete agreements related to the acquisition of Intelisys. The Company also completed an asset acquisition through its subsidiary, Intelisys, of supplier partner program assets to enhance its high-growth recurring revenue model. The acquired assets have been recorded as intangible assets in the accompanying Consolidated Balance Sheets with a ten-year amortization period. The Company wrote-off fully amortized customer relationships for our Brazilian entity, CDC, during fiscal year 2017.

The weighted-average amortization period for all intangible assets was approximately 10 years for years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. Amortization expense for the years ended June 30, 2017, 2016 and 2015 was $15.5 million, $9.8 million and $6.6 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2018	$14,669
2019	12,617
2020	12,011
2021	11,905
2022	10,705
Thereafter	39,606
Total	$101,513

(7)	Short-Term Borrowings and Long-Term Debt

The following table shows the Company’s long term debt as of June 30, 2017 and 2016, respectively.

	2017	2016
	(in thousands)
Revolving credit facility	$91,871	$71,427
Long term debt	5,429	5,429
Total debt	$97,300	$76,856

Revolving Credit Facility

The Company has a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that was scheduled to mature on November 6, 2018. On April 3, 2017, the Company amended this credit facility to extended its maturity to April 3, 2022. On August 8, 2017, the Company amended this credit facility again to increase the amount from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $0.9 million in connection with the April 3, 2017 amendment to the Amended Credit Agreement, which were capitalized to other assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. The spread in effect as of June 30, 2017 was 1.375% for LIBOR-based loans and 0.375% for alternate base rate loans. Additionally, the Company is assessed commitment fees ranging from 0.175% to 0.35%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The commitment fee rate in effect as of June 30, 2017 was 0.20%. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. The Company was in compliance with all covenants under the credit facility as of June 30, 2017.

The average daily balance on the revolving credit facility during fiscal year ended June 30, 2017 and 2016 was $126.5 million and $86.6 million, respectively. There was $208.1 million and $228.2 million available for additional borrowings as of June 30, 2017 and 2016, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2017 and €0.4 million as of June 30, 2016.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2017, the Company was in compliance with all covenants under this bond. The interest rate at June 30, 2017 and 2016 was 1.926% and 1.32%, respectively.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2017 are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

	Revolving Credit Facility	Long-Term Debt
	(in thousands)
Fiscal year:
2018	$—	$—
2019	—	312
2020	—	319
2021	—	325
2022	91,871	332
Thereafter	—	4,141
Total principal payments	$91,871	$5,429

Debt Issuance Costs

As of June 30, 2017, net debt issuance costs associated with the credit facility and bonds totaled $1.3 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Chilean peso and Peruvian nuevo sol. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding with notional amounts of $67.1 million and $46.2 million for the exchange of foreign currencies as of June 30, 2017 and 2016, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Net foreign exchange derivative contract (gain) loss	$146	$(1,951)	$(5,364)
Net foreign currency transactional and re-measurement (gain) loss	1,773	4,522	8,408
Net foreign currency (gain) loss	$1,919	$2,571	$3,044

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, British pound versus the euro and other currencies versus the U.S. dollar.
Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, on June 23, 2017, the Company entered into an interest rate swap agreement with a notional amount of $50 million scheduled to mature on April 23, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal year ended June 30, 2017.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

Fiscal Year Ended June 30, 2017
(in thousands)
Net interest expense recognized as a result of interest rate swap	$7
Unrealized gain (loss) in fair value of interest swap rates	14
Net increase (decrease) in accumulated other comprehensive income (loss)	$21
Income tax effect	8
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$13

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements, utilized for the risk management purposes detailed above:

	June 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$35
Interest rate swap agreement	Other non-current assets	$21	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$131

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, interest rate swap agreements and contingent consideration owed to the previous owners of Imago, Network1 and Intelisys. The carrying value of debt listed in Note 7 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$21,439	$21,439	$—	$—
Forward foreign currency exchange contracts	35	—	35	—
Interest rate swap agreement	21	—	21	—
Total assets at fair value	$21,495	$21,439	$56	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$21,074	$21,074	$—	$—
Forward foreign currency exchange contracts	131	—	131	—
Liability for contingent consideration, current and non-current	114,036	—	—	114,036
Total liabilities at fair value	$135,241	$21,074	$131	$114,036

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$17,893	$17,893	$—	$—
Forward foreign currency exchange contracts	33	—	33	—
Interest rate swap agreement	—	—	—	—
Total assets at fair value	$17,926	$17,893	$33	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$17,893	$17,893	$—	$—
Forward foreign currency exchange contracts	551	—	551	—
Liability for contingent consideration, current and non-current	24,652	—	—	24,652
Total liabilities at fair value	$43,096	$17,893	$551	$24,652

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). See Note 8 - Derivatives and Hedging Activities. Foreign currency contracts are classified in the Consolidated Balance Sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions. Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including LIBOR spot and forward rates (Level 2). The effect of nonperformance risk on the fair value of the derivative instruments was not material as of June 30, 2017.

The Company recorded contingent consideration liabilities at the acquisition date of CDC, Imago, Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the applicable purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The final payment to CDC was paid during fiscal year 2016 and the final payment to Imago was paid during the quarter ended December 31, 2016. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 15 - Accumulated Other Comprehensive (Loss) Income.

CDC is part of the Company's Worldwide Barcode, Networking & Security Segment, and Imago, Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations for the Imago, Network1 and Intelisys earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2017:

	Contingent Consideration for the Fiscal Year Ended
	June 30, 2017
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$24,652	$24,652
Issuance of contingent consideration	—	95,000	95,000
Payments	—	(10,241)	(10,241)
Change in fair value	—	5,211	5,211
Fluctuation due to foreign currency exchange	—	(586)	(586)
Fair value at end of period	$—	$114,036	$114,036

The table below provides a summary of the changes in fair value of the Company’s contingent considerations for the CDC, Imago and Network1 earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2016:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

	Contingent Consideration for the Fiscal Year Ended
	June 30, 2016
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$5,109	$28,851	$33,960
Payments	(4,453)	(4,153)	(8,606)
Change in fair value	181	1,113	1,294
Fluctuation due to foreign currency exchange	(837)	(1,159)	(1,996)
Fair value at end of period	$—	$24,652	$24,652

The fair values of amounts owed are recorded in the current portion of contingent consideration and the long-term portion of contingent consideration in the Company's Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in currencies other than the U.S. dollar and subject to foreign exchange fluctuation risk. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the United States, Brazilian and European markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of June 30, 2017 and 2016 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
June 30, 2017	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	17.0%

June 30, 2016	Discounted cash flow	Weighted average cost of capital	17.1%
		Adjusted EBITDA growth rate	40.7%

Worldwide Barcode, Networking & Security Segment

CDC

The final payment of the contingent consideration related to CDC was paid during the fiscal year ended June 30, 2016. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a loss of $0.2 million for the fiscal year ended June 30, 2016. The loss was due to the recurring amortization of unrecognized fair value discount.

Worldwide Communications & Services Segment

Imago

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The final payment of the contingent consideration related to Imago was paid during the quarter ended December 31, 2016. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a gain of $1.1 million for the fiscal year ended June 30, 2017, which was largely driven by actual results that were less-than-expected, including special adjustments as determined by the stock purchase agreement and recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar drove changes in the translation of this British pound-denominated liability.

As of June 30, 2016, the fair value of the contingent consideration was $2.9 million, all of which was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a loss of $0.9 million for the fiscal year ended June 30, 2016, which was largely driven by the recurring amortization of the unrecognized fair value discount and achievement of better-than-expected actual results.

Network1

The fair value of the liability for the contingent consideration related to Network1 recognized at June 30, 2017 was $6.9 million of which $5.4 million is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a gain of $5.8 million for the fiscal year ended June 30, 2017, which was largely driven by a reduction in projected results and current year less-than-expected actual results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange rate between the Brazilian real and the U.S. dollar drove significant changes in the translation of this Brazilian real-denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $7.5 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

As of June 30, 2016, the fair value of the contingent consideration was $21.8 million, of which $8.7 million was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a loss of $0.2 million for the fiscal year ended June 30, 2016, which was largely driven by the recurring amortization of the unrecognized fair value discount, partially offset by a reduction in future projected results.

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2017 was $107.1 million of which $25.3 million is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a loss of $12.1 million for the fiscal year ended June 30, 2017, which was largely driven by the recurring amortization of the unrecognized fair value discount and improvements in projected results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $136.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

(10)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2002 Long-Term Incentive Plan and the 2013 Long-Term Incentive Plan). Awards are currently only being granted under the 2013 Long-Term Incentive Plan. As of June 30, 2017, there were 2,071,216 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards better align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,356	$1,479	$1,480
Equity classified restricted stock	5,246	5,614	5,042
Total share-based compensation	$6,602	$7,093	$6,522

Stock Options

During the fiscal year ended June 30, 2017, the Company granted stock options for 77,339 shares to one employee. These options vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("expected volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Income Statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The Company used the following weighted-average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2017	2016	2015
Expected term	5 years	4.02 years	4.02 years
Expected volatility	30.88%	28.70%	30.06%
Risk-free interest rate	1.84%	1.47%	1.22%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option	$11.26	$9.53	$10.51

The weighted-average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends and behaviors of certain groups and individuals receiving these awards. The expected volatility is predominantly based on the historical volatility of our common stock for a period approximating the expected term. The risk-free interest rate reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected option term. The dividend yield assumption was based on the Company's dividend payment history and management's expectations of future dividend payments.

A summary of our stock option plans is presented below:

	Fiscal Year Ended June 30, 2017
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,098,165	$36.52
Granted during the period	77,339	37.00
Exercised during the period	(300,590)	33.40
Canceled, forfeited, or expired during the period	(1,925)	39.12
Outstanding, end of year	872,989	37.63	5.81	$2,759,060
Vested and expected to vest at June 30, 2017	872,187	37.63	5.81	$2,756,896
Exercisable, end of year	657,019	$37.35	4.92	$2,321,846

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2017 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2017, 2016 and 2015 was $1.6 million, $1.3 million and $0.6 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2017
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	278,495	$39.96	$10.27
Granted	77,339	37.00	11.26
Vested	(138,214)	40.61	10.60
Canceled or forfeited	(1,650)	39.53	12.26
Unvested, end of year	215,970	$38.48	$10.39

As of June 30, 2017, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.00 years. The total fair value of options vested during the fiscal years ended June 30, 2017, 2016 and 2015 is $1.5 million, $1.5 million and $1.6 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.13 - $22.27	2,800	1.43	$18.14	2,800	$18.14
$22.27 - $26.38	29,991	2.43	24.57	29,991	24.57
$26.38 - $30.49	20,731	5.44	29.80	20,731	29.80
$30.49 - $34.60	82,839	4.99	34.27	82,839	34.27
$34.60 - $38.71	452,179	5.48	36.97	290,360	36.62
$38.71 - $42.82	284,449	7.01	41.79	230,298	41.95
	872,989	5.81	$37.63	657,019	$37.35

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2017, the Company granted 170,368 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs or PUs:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

	Fiscal Year Ended June 30, 2017
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	207	September 2, 2016	$35.79	Annually over 3 years
Certain employees based on promotion	2,884	September 7, 2016	$35.73	Annually over 3 years
Certain employees based on performance	433	September 7, 2016	$35.73	Annually over 3 years
Certain employees based on promotion	721	November 10, 2016	$34.20	Annually over 3 years
Certain employees	151,623	December 2, 2016	$37.00	Annually over 3 years
Non-Employee Directors(1)
Certain Directors	14,500	December 2, 2016	$37.00	6 months
(1) Under the 2013 Long-Term Incentive Plan, non-employee directors receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted is established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded annually to each non-employee director generally is determined by dividing $100,000 by the equity award value of the common stock on the date of grant, as defined in the 2013 Long-Term Incentive Plan. The equity award value means the value per share based on a 45-day averaging of the fair market value of the common stock over a specified period of time, or the fair market value of the common stock on a specified date. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement, or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2017
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	274,804	$39.06
Granted during the period	170,368	36.77
Target shares adjustment during the period (1)	(1,008)	34.80
Vested during the period	(137,894)	40.07
Cancelled, forfeited, or expired during the period	(38,884)	38.18
Outstanding, end of year	267,386	$37.86
(1) These target shares granted as RSUs during fiscal year 2015 have service based and performance based vesting conditions. The actual number of shares granted for each of the three tranches, for the period June 1, 2014 through June 30, 2017, is determined after the date of the Company's financial statements. Therefore, the adjustment recognized during fiscal year 2017 represents the variance between the shares assumed to be granted versus at June 30, 2016 the actual shares granted for the second tranche.

As of June 30, 2017, there was approximately $7.3 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.13 years. The Company withheld 43,669 shares for income taxes during the fiscal year ended June 30, 2017.

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

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Matching contributions	$875	$735	$626
Discretionary contributions	3,413	3,617	5,350
Total contributions	$4,288	$4,352	$5,976

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

(12)    Income Taxes

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Current:
Federal	$31,149	$21,855	$24,658
State	2,615	1,652	1,639
Foreign	269	6,100	4,927
Total current	34,033	29,607	31,224
Deferred:
Federal	(3,832)	3,990	2,165
State	(397)	365	198
Foreign	2,445	(1,571)	900
Total deferred	(1,784)	2,784	3,263
Provision for income taxes	$32,249	$32,391	$34,487

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 35% to actual income tax expense, excluding any other taxes related to extraordinary gain is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
U.S. Federal income tax at statutory rate	$35,524	$33,603	$34,967
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,729	1,578	1,318
Tax credits	(1,430)	(2,517)	(1,435)
Valuation allowance	444	541	582
Effect of foreign operations, net	(1,477)	(1,150)	(1,665)
Stock compensation	(61)	(62)	(419)
Capitalized acquisition costs	231	70	839
Nontaxable income	(4,437)	—	—
Disallowed interest	2,011	571	—
Other	(285)	(243)	300
Provision for income taxes	$32,249	$32,391	$34,487

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2017	2016
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$11,687	$12,458
Inventories	5,235	4,799
Nondeductible accrued expenses	3,968	3,842
Net operating loss carryforwards	3,141	3,036
Tax credits	4,094	3,316
Timing of amortization deduction from goodwill	1,285	2,660
Deferred compensation	7,934	6,733
Stock compensation	5,424	6,014
Timing of amortization deduction from intangible assets	3,032	2,045
Total deferred tax assets	45,800	44,903
Valuation allowance	(3,473)	(3,029)
Total deferred tax assets, net of allowance	42,327	41,874
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(7,778)	(6,827)
Timing of amortization deduction from goodwill	(5,013)	(5,815)
Timing of amortization deduction from intangible assets	(2,053)	(2,974)
Total deferred tax liabilities	(14,844)	(15,616)
Net deferred tax assets	$27,483	$26,258

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Domestic	$79,871	$76,062	$79,364
Foreign	21,624	19,948	20,542
Worldwide pretax earnings	$101,495	$96,010	$99,906

As of June 30, 2017, there were (i) gross net operating loss carryforwards of approximately $1.4 million for state income tax purposes; (ii) foreign gross net operating loss carryforwards of approximately $9.3 million; (iii) state income tax credit carryforwards of approximately $1.4 million that will began to expire in 2019; and (iv) withholding tax credits of approximately $2.9 million; and (v) foreign tax credits of less than $0.3 million. The Company maintains a valuation allowance of $0.4 million for foreign net operating losses, a less than $0.1 million valuation allowance for state net operating losses, a $2.9 million valuation allowance for withholding tax credits and a $0.1 million valuation allowance for the notional interest deduction, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company has provided for United States income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It has been the practice of the Company to reinvest those earnings in the business outside the United States. These undistributed earnings amounted to approximately $118.1 million at June 30, 2017. If these earnings were remitted to the United States, they would be subject to income tax. The tax, after foreign tax credits, is estimated to be approximately $20.6 million.

Financial results in Belgium for the year ended June 30, 2017 produced pre-tax loss of approximately $4.7 million. To the extent the Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. However, the Belgium business reported taxable income in the two prior years of the three prior years. In the judgment of management, the conditions that gave rise to the fiscal 2017 and 2016 losses are temporary and that it is more likely than not that the deferred tax asset will be realized.

During quarter ended June 30, 2017, a lawsuit filed by Scansource Brazil with the Brazilian Supreme Court in 2014 regarding the tax treatment of certain Brazilian state-provided tax benefits was settled in Scansource Brazil’s favor.  As a result, Scansource Brazil was awarded and will recover a tax settlement. The Company has recorded, discrete to the quarter, the income tax benefit associated with that recovery equal to approximately $4.5 million.

As of June 30, 2017, the Company had gross unrecognized tax benefits of $2.2 million, $1.3 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.1 million on a net basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below were $1.1 million for the fiscal year ending June 30, 2017 and $1.2 million for the fiscal years ended June 30, 2016 and June 30, 2015, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

	June 30,
	2017	2016	2015
	(in thousands)
Beginning Balance	$2,148	$1,301	$1,153
Additions based on tax positions related to the current year	174	326	262
Additions for tax positions of prior years	—	658	—
Reduction for tax positions of prior years	(146)	(137)	(114)
Ending Balance	$2,176	$2,148	$1,301
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2012.

(13)    Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through 2023. The Company also leases certain equipment under a capital lease that expires in 2020. Lease expense and future minimum lease payments under operating leases and the single capital lease are as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Lease expense	$8,703	$7,394	$6,168

	Operating Lease Payments	Capital Lease Payments	Total Payments
	(in thousands)
Fiscal Year Ended June 30,
2018	$7,873	$579	$8,452
2019	5,939	579	6,518
2020	4,906	579	5,485
2021	3,952	—	3,952
2022	3,244	—	3,244
Thereafter	13,629	—	13,629
Total future minimum lease payments	39,543	1,737	41,280
Less: amounts representing interest on capital lease	—	50	50
Total future minimum principal lease payments	$39,543	$1,687	$41,230

On July 6, 2016, the Company entered into an amended agreement to continue to lease approximately 741,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The term of the lease is 135 months with 2 consecutive 5-year extension options.

The Company's existing capital lease expired in June 2017. On February 14, 2017, the Company modified an equipment lease transaction for certain information technology infrastructure located in the Greenville, South Carolina facility. The Company determined this lease qualifies as a capital lease and accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of $1.7 million scheduled to begin on July 1, 2017. The lease term is 42 months with an expiration date during 2020.

The components of the Company's capital lease as of June 30, 2017 are as follows:

				Capital Lease Obligations
	Property & Equipment	Accumulated Depreciation	Net Book Value	Short-Term	Long-Term	Total
	(in thousands)
IT Infrastructure	$1,687	$—	$1,687	$553	$1,134	$1,687

Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2017, 2016 and 2015 were received from the sale of products purchased from the Company’s ten largest vendors. The Company has entered into written agreements with substantially all of its major vendors. While the Company’s agreements with most of its vendors contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations. During the current year, the Company recognized $12.8 million in proceeds from a legal settlement, net of attorney fees, included in other income (expense), net on the Consolidated Income Statements.

Capital Projects

The Company expects total capital expenditures to range from $8.0 million to $11.0 million during fiscal year 2018 primarily for IT investments.

Pre-Acquisition Contingencies

During the Company's due diligence for the CDC acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. In connection with these contingencies, the Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. During fiscal year 2016, the Company released $4.1 million from the escrow account to the sellers after the final earnout payment was made. The amount available after the impact of foreign currency translation, as of June 30, 2017 and 2016 for future pre-acquisition contingency settlements or to be released to the sellers, was $3.4 million and $3.5 million, respectively.

The table below summarizes the balances and line item presentation of CDC's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2017	June 30, 2016
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$2,212	$2,346
Other assets (noncurrent)	$—	$—
Liabilities
Other current liabilities	$2,212	$2,346
Other long-term liabilities	$—	$—

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

The change in classification and amounts of the pre-acquisition contingencies is primarily due to foreign currency translation on a weaker Brazilian real against the U.S. dollar and the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2017 is estimated to range as high as $3.3 million at this time, of which all exposures are indemnifiable under the share purchase and sale agreement.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The sellers deposited $8.7 million and $1.3 million into the escrow account for the years ended June 30, 2017 and 2016. The amount available after the impact of foreign currency translation, as of June 30, 2017 and 2016 for future pre-acquisition contingency settlements or to be released to the sellers, was $13.0 million and $4.7 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2017	June 30, 2016
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$1,294	$595
Other assets (noncurrent)	$8,235	$9,837
Liabilities
Other current liabilities	$1,294	$595
Other long-term liabilities	$8,235	$9,837

The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2017 is estimated to range from $10.2 million to $29.9 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

(14)    Segment Information

The Company is a leading provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security, 3D printing technologies and other specialty technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products. 3D printing solutions replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment focuses on communications technologies and services. We have business units within this segment that offer voice, video conferencing, wireless, data networking, cable, collaboration, converged communications solutions, cloud and technology services. We have business units within this segment in North America, Latin America and Europe. As these solutions come together on IP networks, new opportunities are created for customers to move into adjacent solutions for all vertical markets, such as education, healthcare and government. Our teams deliver value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help customers develop a new technology practice, or to extend their capability and reach.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$2,389,256	$2,361,670	$2,118,739
Worldwide Communications & Services	1,178,930	1,178,556	1,099,887
	$3,568,186	$3,540,226	$3,218,626
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$6,496	$5,651	$3,813
Worldwide Communications & Services	15,099	8,543	6,912
Corporate	3,373	2,960	1,272
	$24,968	$17,154	$11,997
Operating income:
Worldwide Barcode, Networking & Security	$49,727	$52,227	$47,985
Worldwide Communications & Services	39,768	45,513	56,710
Corporate(1)	(1,256)	(863)	(3,254)
	$88,239	$96,877	$101,441
Capital expenditures:
Worldwide Barcode, Networking & Security	$3,796	$5,298	$733
Worldwide Communications & Services	3,163	3,923	1,448
Corporate	1,890	2,860	18,581
	$8,849	$12,081	$20,762
Sales by Geography Category:
United States	$2,719,413	$2,655,760	$2,391,073
International(2)	882,446	920,098	871,862
Less intercompany sales	(33,673)	(35,632)	(44,309)
	$3,568,186	$3,540,226	$3,218,626

(1) For the years ended June 30, 2017, 2016 and 2015, the amounts shown above include acquisition costs.
(2) For the years ended June 30, 2017, 2016 and 2015, there were no sales in excess of 10% of consolidated net sales to any single international country.

	June 30, 2017	June 30, 2016
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$885,786	$836,674
Worldwide Communications & Services	769,342	595,781
Corporate	63,175	58,730
	$1,718,303	$1,491,185
Property and equipment, net by Geography Category:
United States	$51,853	$46,935
International	4,713	5,453
	$56,566	$52,388

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017

(15)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2017	2016	2015
	(in thousands)
Currency translation adjustment	$(73,217)	$(72,687)	$(64,502)
Unrealized gain on fair value of interest rate swap	13	—	—
Accumulated other comprehensive loss	$(73,204)	$(72,687)	$(64,502)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2017	2016	2015
	(in thousands)
Tax expense (benefit)	$(396)	$327	$2,382

(16)	Subsequent Events

On July 31, 2017, the Company completed its acquisition of all of the outstanding shares of POS Portal, Inc. ("POS Portal") a leading provider of payment devices and services primarily to the SMB market segment. Under the purchase agreement, the all-cash transaction includes an initial purchase price of approximately $144.9 million paid in cash at closing ($13.5 million of which is being held in escrow to cover indemnity claims), subject to working capital and other customary adjustments. The purchase agreement includes a cash earnout payment up to $13.2 million to be made on November 30, 2017 based on POS Portal's earnings before interest expense, taxes, depreciation and amortization for the trailing twelve months ending September 30, 2017. POS Portal joined the Worldwide Barcode, Networking & Security segment. Due to the timing of the acquisition relative to the annual filing, the Company is not able to present initial accounting estimates for the business combination, including purchase price allocation, valuation of tangible and intangible assets (including goodwill) and valuation of the contingent consideration.

On August 8, 2017 the Company entered into an amendment to the Amended Credit Facility to increase committed borrowing capacity to $400 million by obtaining additional credit commitments from the lenders participating in the accordion feature. As the Company maintained the $200 million accordion feature, the total availability was increased to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

ITEM 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2017, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. However, the Intelisys business acquired during the current fiscal year has been excluded from management's assessment of internal controls over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.
The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2017, a definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in our 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 11.	Executive Compensation.

The information required to be included by Item 11 of the Form10-K will be included in our 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 of Form 10-K will be included in our 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of Form 10-K will be included in our 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 14.	Principal Accountant Fees and Services.

The information required to be included by Item 14 of Form 10-K will be included in our 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated by reference herein.

PART IV

`1ITEM 15.	Exhibits and Financial Statement Schedules.
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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2015	$26,257	993	(8,288)	13,627	$32,589
Trade and current note receivable allowance					$32,589
Year ended June 30, 2016	$32,589	7,571	(3,829)	2,701	$39,032
Trade and current note receivable allowance					$39,032
Year ended June 30, 2017	$39,032	8,901	(3,860)	361	$44,434
Trade and current note receivable allowance					$44,434

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)
"Other" amounts include recoveries and the effect of foreign currency fluctuations for years ended June 30, 2017, 2016 and 2015. The amount in 2017 includes $0.6 million of recoveries and $0.3 million of accounts receivable reserves acquired with the Intelisys acquisition on August 29, 2017. In addition, the amount in 2016 includes $1.5 million of recoveries and $1.2 million of accounts receivable acquired with KBZ on September 4, 2016. The amount in 2015 includes $3.9 million of recoveries, $1.1 million of accounts receivable reserves acquired with Imago Group plc on September 19, 2014 and $12.8 million of accounts receivable reserves acquired with Network 1 on January 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 29, 2017

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 29, 2017
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 29, 2017
Michael L. Baur	(principal executive officer)

/s/ GERALD LYONS	Executive Vice President and Chief Financial Officer	August 29, 2017
Gerald Lyons	(principal financial officer)

/s/ PETER C. BROWNING	Director	August 29, 2017
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 29, 2017
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 29, 2017
John P. Reilly

/s/ CHARLES R. WHITCHURCH	Director	August 29, 2017
Charles R. Whitchurch

Exhibit Index
Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement for CDC Brasil S.A dated April 7, 2011		8-K	2.1	4/15/2011
2.2	Letter Agreement between Registrant and Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.3	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.4+	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016
2.5+	Share Purchase Agreement for POS Portal, Inc. dated June 28, 2017	X
3.1	Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005
3.2	Bylaws		10-Q	3.2	5/7/2014
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement		10-K	10.13	9/28/1999
10.2	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	10.4	11/2/2012
10.3	Form of Restricted Stock Award (for Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	10.3	5/6/2011
10.4	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	10.1	2/3/2015
10.5	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.6	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.7	Employee Stock Purchase Plan		S-8	99	12/5/2013
10.8	Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.9	Executive Severance Plan		8-K	10.3	6/21/2017
10.10	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009
10.11	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.12	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009

10.13	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q	10.4	2/4/2001
10.14	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K	10.2	12/7/2009
10.15	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q	10.5	2/4/2011
10.16	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.1	2/4/2009
10.17	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.2	2/4/2009
10.18	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.3	2/4/2009
10.19	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.1	2/6/2014
10.20	Form of Director Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.2	2/6/2014
10.21	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.3	2/6/2014
10.22	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.4	2/6/2014
10.23	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.33	8/28/2014
10.24	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan	10-K	10.34	8/28/2014
10.25	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur	8-K	10.1	6/21/2017
10.26	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014
10.27	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons	8-K	10.2	6/21/2017
10.28	Employment Letter, dated August 23, 2017, of Gerald Lyons	8-K	10.1	8/24/2017
10.29	Amended and Restated Employment Agreement, dated June 25, 2014, of John J. Ellsworth	10-K	10.22	8/24/2014

10.30	Form of Performance and Service-Based Restricted Stock Unit Award Agreement for John J. Ellsworth dated May 14, 2012		10-K	10.31	8/24/2012
10.31	Other Stock Based Award Agreement for John J. Ellsworth dated August 26, 2014		10-K	10.32	8/28/2014
10.32	Severance Agreement and General Release by and between ScanSource, Inc. and John Ellsworth dated as of February 24, 2017		8-K	10.1	3/2/2017
	Amended and Restated Employment Agreement, dated June 25, 2014, of Charles A. Mathis		10-K	10.23	8/28/2014
10.33	Bank Agreements
10.34	Amended and Restated Credit Agreement		10-Q	10.1	11/4/2011
10.35	Amendment No. 1 to the Amended and Restated Credit Agreement		8-K	10.1	11/8/2013
10.36	Amendment No. 2 to the Amended and Restated Credit Agreement		8-K	10.1	12/14/2015
10.37	Amendment No. 3 to the Amended and Restated Credit Agreement		8-K	10.1	4/5/2017
10.38	Amendment No. 4 to the Amended and Restated Credit Agreement		8-K	10.1	8/9/2017
	Other Agreements
10.39+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.26	8/29/2007
10.40+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.54	8/29/2016
10.41+	US Avaya Distribution Agreement with ScanSource, Inc.		10-K	10.39	8/26/2010
10.42+	Amendment to Distribution Agreement with Avaya.		10-K	10.37	8/26/2013
10.43+	Addendum to Distributor Agreement with Avaya.		10-K/A	10.38	1/31/2014
10.44+	Google Services Amendment to Distributor Agreement with Avaya.		10-K	10.52	8/29/2016
10.45+	Hosted Service Amendment to Distributor Agreement with Avaya.		10-K	10.53	8/29/2016
10.46+	Amendment to Distribution Agreement with Avaya.		10-Q	10.1	5/9/2017
10.47+	Partner Hosted Cloud Services Amendment to Distribution Agreement with Avaya.		10-Q	10.1	5/9/2017
10.48+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.).		10-Q/A	10.1	10/24/2014
10.49+	Amendment to PartnerEmpower Distribution Agreement with Zebra.		10-K	10.50	8/29/2016
10.50+	Participation Agreement Relating to Distribution Agreement with Zebra.		10-K	10.51	8/29/2016
10.51+	Amendment to PartnerConnect EVM Distributor Agreement	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification of the Chief Executive Officer	X

32.2	Certification of the Chief Financial Officer	X
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016, (ii) the Consolidated Income Statements for the years ended June 30, 2017, June 30, 2016 and June 30, 2015, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2017, June 30, 2016 and June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2017, June 30, 2016 and June 30, 2015, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text
X

+
Confidential treatment has been requested or granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.