Form 10-Q
period 2017-09-30
SCANSOURCE, INC.
filed 2017-11-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2017
Common Stock, no par value per share	25,490,923

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2017

FORWARD-LOOKING STATEMENTS

We include forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein. These statements generally can be identified by words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those suggested by these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and vendors, termination of our relationship with key vendors or a significant modification of the terms under which we operate with a key vendor, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions, and the other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$23,616	$56,094
Accounts receivable, less allowance of $47,249 at September 30, 2017 and $44,434 at June 30, 2017	661,393	637,293
Inventories	597,344	531,314
Prepaid expenses and other current assets	72,153	56,322
Total current assets	1,354,506	1,281,023
Property and equipment, net	79,128	56,566
Goodwill	302,930	200,881
Identifiable intangible assets, net	154,323	101,513
Deferred income taxes	13,478	29,491
Other non-current assets	45,768	48,829
Total assets	$1,950,133	$1,718,303
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$26	$—
Accounts payable	534,919	513,155
Accrued expenses and other current liabilities	106,506	104,715
Current portion of contingent consideration	48,931	30,675
Income taxes payable	7,583	7,730
Total current liabilities	697,965	656,275
Deferred income taxes	14,525	2,008
Long-term debt	5,403	5,429
Borrowings under revolving credit facility	280,334	91,871
Long-term portion of contingent consideration	54,562	83,361
Other long-term liabilities	44,368	42,214
Total liabilities	1,097,157	881,158
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,440,316 and 25,431,845 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	62,939	61,169
Retained earnings	853,327	849,180
Accumulated other comprehensive income (loss)	(63,290)	(73,204)
Total shareholders’ equity	852,976	837,145
Total liabilities and shareholders’ equity	$1,950,133	$1,718,303

June 30, 2017 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2017	2016
Net sales	$924,559	$932,566
Cost of goods sold	818,642	841,032
Gross profit	105,917	91,534
Selling, general and administrative expenses	73,187	63,266
Depreciation expense	3,240	2,070
Intangible amortization expense	5,011	3,154
Change in fair value of contingent consideration	16,881	169
Operating income	7,598	22,875
Interest expense	1,585	589
Interest income	(881)	(1,015)
Other (income) expense, net	114	577
Income before income taxes	6,780	22,724
Provision for income taxes	2,633	7,908
Net income	$4,147	$14,816
Per share data:
Net income per common share, basic	$0.16	$0.58
Weighted-average shares outstanding, basic	25,434	25,523

Net income per common share, diluted	$0.16	$0.58
Weighted-average shares outstanding, diluted	25,579	25,762

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2017	2016
Net income	$4,147	$14,816
Unrealized gain on hedged transaction, net of tax	29	—
Foreign currency translation adjustment	9,885	(938)
Comprehensive income	$14,061	$13,878

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,147	$14,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,864	5,224
Amortization of debt issuance costs	74	74
Provision for doubtful accounts	3,101	1,754
Share-based compensation	1,586	1,689
Deferred income taxes	388	(835)
Excess tax benefits from share-based payment arrangements	—	(46)
Change in fair value of contingent consideration	16,881	169
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,231)	(59,966)
Inventories	(53,089)	(8,627)
Prepaid expenses and other assets	(13,980)	(3,997)
Other non-current assets	4,401	(2,362)
Accounts payable	7,013	40,467
Accrued expenses and other liabilities	(3,006)	10,034
Income taxes payable	(535)	7,872
Net cash (used in) provided by operating activities	(37,386)	6,266
Cash flows from investing activities:
Capital expenditures	(1,310)	(1,976)
Cash paid for business acquisitions, net of cash acquired	(142,802)	(83,804)
Net cash (used in) investing activities	(144,112)	(85,780)
Cash flows from financing activities:
Borrowings on revolving credit	702,435	476,800
Repayments on revolving credit	(513,972)	(387,515)
Debt issuance costs	(296)	—
Repayments on capital lease obligation	(141)	(61)
Contingent consideration payments	(40,858)	(8,634)
Exercise and issuance of equity awards	231	187
Taxes paid on settlement of equity awards	(38)	(74)
Repurchase of common stock	—	(17,413)
Excess tax benefits from share-based payment arrangements	—	46
Net cash provided by financing activities	147,361	63,336
Effect of exchange rate changes on cash and cash equivalents	1,659	(97)
Increase (decrease) in cash and cash equivalents	(32,478)	(16,275)
Cash and cash equivalents at beginning of period	56,094	61,400
Cash and cash equivalents at end of period	$23,616	$45,125

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from technology suppliers and sell to customers in specialty technology markets through its Worldwide Barcode, Networking & Security segment and Worldwide Communications & Services segment.

The Company operates in the United States, Canada, Latin America and Europe. The Company sells products into the United States and Canada from a facility located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and into Europe from facilities located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2017 and June 30, 2017, the results of operations for the quarters ended September 30, 2017 and 2016, the statements of comprehensive income for the quarters ended September 30, 2017 and 2016, and the statements of cash flows for the quarters ended September 30, 2017 and 2016. The results of operations for the quarters ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2017 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $10.4 million and $8.3 million are included in accounts payable as of September 30, 2017 and June 30, 2017, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.2 million and $2.1 million for the quarters ended September 30, 2017 and 2016. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.6 million for the quarter ended September 30, 2017. There was no depreciation expense reported as part of cost of goods sold prior to the acquisition of POS Portal on July 31, 2017. The Company's amortization expense of $5.0 million and $3.2 million for the quarters ended September 30, 2017 and 2016 relate to selling, general and administrative costs, not the cost of selling goods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2018. We are currently in the process of evaluating the impact of this guidance on our consolidated financial results to determine the appropriate transition method for the Company. We have engaged a third-party consultant to assist with developing a multi-phase plan to assess the impact of adoption. We are currently in the process of reviewing and analyzing our business processes and current material contracts.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance was adopted by the Company prospectively on July 1, 2017. The new standard simplifying several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. See Note 11 - Income Taxes for a discussion on the tax impact of the new guidance on the Company's consolidated financial statements for the quarter ended September 30, 2017. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement and will appropriately be classified as an operating activity. See the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 for the prospective presentation of classifying excess tax benefits as an operating activity, not a financing activity as in prior years. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The Company elected to maintain its accounting policy to estimate to the total number of forfeitures for stock awards granted. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions.

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

	Quarter ended
	September 30,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net Income	$4,147	$14,816
Denominator:
Weighted-average shares, basic	25,434	25,523
Dilutive effect of share-based payments	145	239
Weighted-average shares, diluted	25,579	25,762

Net income per common share, basic	$0.16	$0.58
Net income per common share, diluted	$0.16	$0.58

For the quarter ended September 30, 2017, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 444,588. For the quarter ended September 30, 2016, there were 421,328 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2017	June 30, 2017
	(in thousands)
Foreign currency translation adjustment	$(63,332)	$(73,217)
Unrealized gain (loss) on fair value of interest rate swap, net of tax	42	13
Accumulated other comprehensive income (loss)	$(63,290)	$(73,204)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended September 30,
	2017	2016
	(in thousands)
Tax expense (benefit)	$(304)	$(53)

(4) Acquisitions
POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal, Inc. ("POS Portal") a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company acquired $4.2 million in cash, net of debt payoff and other customary closing adjustments, resulting in $142.8 million net cash paid for POS Portal initially. The agreement includes a cash earn-out payment up to $13.2 million to be paid on November 30, 2017, based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ending September 30, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of September 30, 2017, the balance available in escrow was $13.5 million.

The preliminary purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. The goodwill balance is primarily attributed to expanding the Company's high-value capabilities and market reach across all payment channels. Goodwill, identifiable intangible assets and the related deferred tax liability are not deductible for tax purposes. The valuation of tangible assets, identifiable intangible assets and goodwill is still in process at the date of this filing, therefore, the preliminary purchase price allocation provided is subject to change. Pro forma results of operations have not been presented for the acquisition of POS Portal because such results are not material to our consolidated results.

POS Portal
(in thousands)
Receivables	$8,914
Inventory	8,352
Other current assets	917
Property and equipment	24,964
Goodwill	100,231
Identifiable intangible assets	57,000
Other non-current assets	100
$200,478

Accounts payable	$10,897
Accrued expenses and other current liabilities	5,130
Contingent consideration	13,098
Long-term deferred taxes payable	102
Other long-term liabilities	28,449
Consideration transferred, net of cash acquired	142,802
$200,478

Intangible assets acquired include trade names, customer relationships, non-compete agreements and an encryption key library. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 10 years.

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

Under the asset purchase agreement, the Company made an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, and agreed to make four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash as part of the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of September 30, 2017, the balance available in escrow was $8.5 million.

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

Intelisys
(in thousands)
Receivables	$21,655
Other current assets	1,547
Property and equipment	5,298
Goodwill	109,005
Identifiable intangible assets	63,110
Other non-current assets	1,839
$202,454

Accounts payable	$21,063
Accrued expenses and other current liabilities	2,587
Contingent consideration	95,000
Consideration transferred, net of cash acquired	83,804
$202,454

Intangible assets acquired include trade names, customer relationships and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 10 years.

Following the August 29, 2016 acquisition date, Intelisys contributed the following results to the Condensed Consolidated Income Statement for the quarters ended September 30, 2017 and 2016.

	Quarter ended September 30,
	2017	2016
	(in thousands)
Net Sales	$9,750	$2,863
Amortization of intangible assets	1,676	530
Change in fair value of contingent consideration	4,094	830
Operating loss	(1,579)	(135)
Net loss	$(973)	$(85)

The following table summarizes the Company's unaudited consolidated pro forma results of operations as though the Intelisys acquisition happened on July 1, 2016. The results do not necessarily reflect what the combined company's financial results would have been had the acquisition occurred on the date indicated. They also may not be useful in predicting the future financial results of the combined company. The actual results may differ significantly from the pro forma results reflected herein due to a variety of factors.

	Quarter ended September 30, 2016
	(in thousands, except per share data)
	As Reported, Consolidated	Pro forma, Consolidated(1)
Net Sales	$932,566	$937,782
Operating income	22,875	24,248
Net Income	14,816	15,841
Earnings per share:
Basic	$0.58	$0.62
Diluted	$0.58	$0.61

(1) Pro forma results include actual results for Intelisys for the two months ended August 31, 2016. On a gross basis, operating income included additional amortization expense of $1.1 million and additional depreciation expense of $0.2 million, partially offset by the add back of $0.4 million in acquisition costs. Net income, net of tax, includes additional amortization expense of $0.7 million, additional depreciation expense of $0.1 million, additional income tax expense of $0.8 million, partially offset by the add back of $0.4 million in acquisition costs. Acquisition costs are not tax effected as such costs are non-deductible for tax purposes.
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2017, by reporting segment, are as follows:

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2017	$36,260	$164,621	$200,881
Additions	100,231	—	100,231
Foreign currency translation adjustment	212	1,606	1,818
Balance as of September 30, 2017	$136,703	$166,227	$302,930

The Company completed the acquisition of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. The addition of goodwill in the Barcode, Networking & Security segment is the result of this acquisition.

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2017.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2017	$101,513
Additions	57,000
Amortization expense	(5,011)
Foreign currency translation adjustment	821
Balance as of September 30, 2017	$154,323

The intangible asset additions represent acquired assets for trade names, customer relationships, non-compete agreements and an encryption key library related to the POS Portal acquisition. These assets will be amortized over a period of four to twelve years.

(6) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt as of September 30, 2017 and June 30, 2017.

	September 30, 2017	June 30, 2017
	(in thousands)
Current portion of long-term debt	$26	$—
Revolving credit facility	280,334	91,871
Long-term debt	5,403	5,429
Total debt	$285,763	$97,300

Revolving Credit Facility

The Company has a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that is scheduled to mature on April 3, 2022. On August 8, 2017, the Company amended the Amended Credit Agreement to increase the maximum credit facility from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

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

At September 30, 2017, the spread in effect was 1.125% for LIBOR-based loans and 0.125% for alternate base rate loans. The commitment fee rate in effect as of September 30, 2017 was 0.175%. The Company was in compliance with all covenants under the credit facility as of September 30, 2017.

The average daily outstanding balance during the three month periods ended September 30, 2017 and 2016 was $218.5 million and $102.3 million, respectively. There was $119.7 million and $208.1 million available for additional borrowings as of September 30, 2017 and June 30, 2017, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of September 30, 2017 and June 30, 2017.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of September 30, 2017, the Company was in compliance with all covenants under this bond. The interest rate at September 30, 2017 and June 30, 2017 was 2.081% and 1.926%, respectively.

Debt Issuance Costs

As of September 30, 2017, net debt issuance costs associated with the credit facility and bond totaled $1.6 million, of which $0.3 million were associated with the August 8, 2017 amendment to the credit facility and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $72.0 million and $67.1 million for the exchange of foreign currencies as of September 30, 2017 and June 30, 2017, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2017	2016
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$821	$(760)
Net foreign currency transactional and re-measurement (gains) losses	(633)	1,372
Net foreign currency (gains) losses	$188	$612

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

Interest Rates - The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement with a notional amount of $50.0 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarter ended September 30, 2017.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders' Equity, are as follows:

	Quarter ended
	September 30,
	2017	2016
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$69	$—
Unrealized gain (loss) in fair value of interest swap rates	(23)	—
Net increase (decrease) in accumulated other comprehensive income (loss)	$46	$—
Income tax effect	17	—
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$29	$—

The Company used the following derivative instruments as of September 30, 2017 and June 30, 2017, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2017		June 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$128	$—	$35
Interest rate swap agreement	Other non-current assets	$67	$—	$21	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$66	$—	$131

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding forward foreign currency exchange contracts, interest rate swap agreements and contingent consideration owed to the previous owners of Network1, Intelisys and POS Portal. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$22,619	$22,619	$—	$—
Forward foreign currency exchange contracts	128	—	128	—
Interest rate swap agreement	67	—	67	—
Total assets at fair value	$22,814	$22,619	$195	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$22,619	$22,619	$—	$—
Forward foreign currency exchange contracts	66	—	66	—
Liability for contingent consideration, current and non-current portion	103,493	—	—	103,493
Total liabilities at fair value	$126,178	$22,619	$66	$103,493

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$21,439	$21,439	$—	$—
Forward foreign currency exchange contracts	35	—	35	—
Interest rate swap agreement	21	—	21	—
Total assets at fair value	$21,495	$21,439	$56	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$21,074	$21,074	$—	$—
Forward foreign currency exchange contracts	131	—	131	—
Liability for contingent consideration, current and non-current portion	114,036	—	—	114,036
Total liabilities at fair value	$135,241	$21,074	$131	$114,036

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). See Note 7 - Derivatives and Hedging Activities. Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including LIBOR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Condensed Consolidated Balance Sheets as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions.

The Company recorded contingent consideration liabilities at the acquisition date of Network1, Intelisys and POS Portal representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income (Loss).

POS Portal is part of the Company's Worldwide Barcode, Networking and Security Segment. Network1 and Intelisys are part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1, Intelisys and POS Portal earnouts for the quarter ended September 30, 2017:

	Contingent consideration for the quarter ended
	September 30, 2017
	Barcode, Networking & Security Segment	Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$—	$114,036
Issuance of contingent consideration	13,098	—
Payments	—	(40,858)
Change in fair value of contingent consideration	69	16,812
Foreign currency translation adjustment	—	336
Fair value at end of period	$13,167	$90,326

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Imago, Network1 and Intelisys earnouts for the quarter ended September 30, 2016. The contingent consideration due to the former shareholders of Imago was paid in full during the quarter ended December 31, 2016.

	Contingent consideration for the quarter ended
	September 30, 2016
	Barcode, Networking & Security Segment	Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$—	$24,652
Issuance of contingent consideration	—	95,000
Payments	—	(8,634)
Change in fair value of contingent consideration	—	169
Foreign currency translation adjustment	—	(352)
Fair value at end of period	$—	$110,835

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of September 30, 2017 and June 30, 2017 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
September 30, 2017	Discounted cash flow	Weighted average cost of capital	14.3%
		Adjusted EBITDA growth rate	17.6%

June 30, 2017	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	17.0%

Worldwide Barcode, Networking & Security

POS Portal

The discounted fair value of the liability for the contingent consideration related to POS Portal recognized at September 30, 2017 was $13.2 million, all of which is classified as current. For the quarter ended September 30, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million. The contingent consideration due to the former shareholders of POS Portal is expected to be paid during the quarter ended December 31, 2017.

Worldwide Communications & Services Segment

Intelisys

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2017 was $85.6 million, of which $31.0 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $4.1 million for the quarter ended September 30, 2017. The change for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $110.7 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2016 was $95.8 million, of which $22.8 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $0.8 million for the quarter ended September 30, 2016, driven by the recurring amortization of the unrecognized fair value discount.

Network I

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at September 30, 2017 was $4.7 million, all of which is classified as current. For the quarter ended September 30, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $12.7 million, primarily driven by a change in estimate of the current payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $5.6 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at September 30, 2016 was $12.5 million, of which $7.6 million is classified as current. For the quarter ended September 30, 2016, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $0.4 million, primarily driven by less-than-expected actual results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability.

Imago

The discounted fair value of the liability for the contingent consideration related to Imago recognized at September 30, 2016 was $2.5 million, all of which is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a gain of $0.3 million for the quarter ended September 30, 2016, which was largely driven by actual results that were less-than-expected. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar drove changes in the translation of this British pound-denominated liability. The final payment of the contingent consideration related to Imago was paid during the quarter ended December 31, 2016.

(9) Segment Information

The Company is a leading global provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), networking, electronic physical security and other specialty technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment focuses on communications technologies and services. We have business units within this segment that offer voice, video conferencing, wireless, data networking, cable, collaboration, converged communications solutions, cloud and telecom services. We have business units within this segment in North America, Latin America and Europe. As these solutions come together on IP networks, new opportunities are created for customers to move into adjacent solutions for all vertical markets, such as education, healthcare and government. Our teams deliver value-added support programs and services, including education and training, network assessments, custom configuration, implementation and marketing to help customers develop a new technology practice, or to extend their capability and reach.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2017	2016
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$620,329	$627,210
Worldwide Communications & Services	304,230	305,356
	$924,559	$932,566
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$3,739	$1,636
Worldwide Communications & Services	4,259	2,769
Corporate	866	819
	$8,864	$5,224
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$69	$—
Worldwide Communications & Services	16,812	$169
	$16,881	$169
Operating income:
Worldwide Barcode, Networking & Security	$14,035	$13,423
Worldwide Communications & Services	(6,265)	9,950
Corporate	(172)	(498)
	$7,598	$22,875
Capital expenditures:
Worldwide Barcode, Networking & Security	$820	$856
Worldwide Communications & Services	341	614
Corporate	149	506
	$1,310	$1,976
Sales by Geography Category:
United States	$694,379	$720,371
International(1)	237,909	222,766
Less intercompany sales	(7,729)	(10,571)
	$924,559	$932,566

(1) For the quarters ended September 30, 2017 and 2016, there were no sales in excess of 10% of consolidated net sales to any single international country.

	September 30, 2017	June 30, 2017
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,082,099	$885,786
Worldwide Communications & Services	815,832	769,342
Corporate	52,202	63,175
	$1,950,133	$1,718,303
Property and equipment, net by Geography Category:
United States	$74,537	$51,853
International	4,591	4,713
	$79,128	$56,566

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

The Company expects total capital expenditures to range from $8 million to $11 million for fiscal year 2018, primarily for IT investments.

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as sufficient funds to pay those obligations were escrowed or the Company is entitled to offset those obligations against future earnout payments under the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of September 30, 2017:

	September 30, 2017
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,194	$1,351
Other non-current assets	$—	$8,600
Liabilities
Accrued expenses and other current liabilities	$2,194	$1,351
Other long-term liabilities	$—	$8,600

The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of June 30, 2017:

	June 30, 2017
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,212	$1,294
Other non-current assets	$—	$8,235
Liabilities
Accrued expenses and other current liabilities	$2,212	$1,294
Other long-term liabilities	$—	$8,235

Changes in these contingent liabilities and receivables from June 30, 2017 are primarily driven by foreign currency translation.

(11) Income Taxes
The Company had approximately $2.2 million of total gross unrecognized tax benefits as of September 30, 2017 and June 30, 2017. Of this total at September 30, 2017, approximately $1.3 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2012.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2017, the Company had approximately $1.1 million accrued for interest and penalties.

Income taxes for the interim period presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. As a result of a tax settlement in Brazil, the associated tax liability was reversed and accounted for discretely, resulting in a net tax benefit of $0.3 million for the quarter ended September 30, 2017. In addition, the Company adopted ASU 2016-09 during the quarter ended September 30, 2017 which required the Company to recognize excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements that were previously recognized as additional paid-in-capital. As a result of these changes, a net tax expense of $0.6 million was accounted for discretely for the quarter ended September 30, 2017.

The Company’s effective tax rate of 38.8% for the three months ended September 30, 2017 differs from the federal statutory rate of 35% primarily as a result of items recorded discretely during the current quarter, income derived from tax jurisdictions with varying income tax rates and nondeductible expenses and state income taxes. The net discrete tax expense of $0.3 million recognized for the three months ended September 30, 2017 increased the effective tax rate by 3.6%.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment.
Financial results in Belgium for the quarter ended September 30, 2017 produced a pre-tax loss of approximately $0.8 million. To the extent the Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. In the judgment of management, the conditions that gave rise to the recent losses are temporary and that it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from over 500 technology suppliers and sell to over 35,000 customers in the following specialty technology markets: point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, cloud and telecom services.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments, each with its own president or co-presidents: Worldwide Barcode, Networking & Security and Worldwide Communications & Services. We operate in the United States, Canada, Latin America and Europe.

Our key vendors include Aruba/HPE, Avaya, Axis, Bematech, Brocade/Ruckus Wireless, CenturyLink, Cisco, Comcast Business, Datalogic, Elo, Epson, Extreme, Honeywell, HP, Ingencio, Jabra, Level 3, Mitel, NCR, Plantronics, Polycom, Toshiba Global Commerce Solutions, Verifone, Verizon, Windstream, XO and Zebra Technologies.

Recent Developments

On July 31, 2017 we acquired substantially all of the outstanding shares of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. POS Portal joined our Worldwide Barcode, Networking & Security operating segment. With the addition of POS Portal, we have created the industry's leading payments channel, ensuring customers have access to the solutions, services and support that can help them be successful.

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

Results of Operations

Net Sales
The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters ended September 30, 2017 and 2016.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2017	2016	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$620,329	$627,210	$(6,881)	(1.1)%	(4.3)%
Worldwide Communications & Services	304,230	305,356	(1,126)	(0.4)%	(3.4)%
Total net sales	$924,559	$932,566	$(8,007)	(0.9)%	(4.0)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to customers in North America, Europe and Latin America. For the quarter ended September 30, 2017, net sales for the Barcode, Networking & Security segment decreased $6.9 million, or 1.1%, compared to the prior-year quarter. Excluding the foreign exchange positive impact and net sales from the POS Portal acquisition, adjusted net sales decreased $27.1 million, or 4.3%. The decrease in net sales and adjusted net sales for the quarter is primarily due to overall lower sales volume in North America.

Worldwide Communications & Services
The Communications & Services segment consists of sales to customers in North America, Europe and Latin America. For the quarter ended September 30, 2017, net sales for the Communications & Services segment decreased $1.1 million, or 0.4%, compared to the prior-year quarter. Excluding the foreign exchange impact and net sales from the Intelisys acquisition, adjusted net sales decreased $10.4 million, or 3.4%, primarily due to overall lower sales volume in North America, partially offset by sales growth in Brazil.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Geography:	2017	2016	$ Change	% Change
	(in thousands)
United States	$686,671	$709,810	$(23,139)	(3.3)%	(6.3)%
International	$237,888	$222,756	15,132	6.8%	3.2%
Total net sales	$924,559	$932,566	$(8,007)	(0.9)%	(4.0)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following table summarizes the Company’s gross profit for the quarters ended September 30, 2017 and 2016:

	Quarter ended September 30,				% of Net Sales September 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$57,463	$49,251	$8,212	16.7%	9.3%	7.9%
Worldwide Communications & Services	48,454	42,283	6,171	14.6%	15.9%	13.8%
Gross profit	$105,917	$91,534	$14,383	15.7%	11.5%	9.8%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Barcode, Networking & Security segment increased for the quarter ended September 30, 2017 compared to the prior-year quarter due to improved vendor program recognition and results contributed by POS Portal.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars and gross profit margin increased for the quarter ended September 30, 2017 compared to the prior-year quarter primarily due to the results contributed by Intelisys.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2017 and 2016:

	Quarter ended September 30,				% of Net Sales September 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Selling, general and administrative expenses	$73,187	$63,266	$9,921	15.7%	7.9%	6.8%
Depreciation expense	3,240	2,070	1,170	56.5%	0.4%	0.2%
Intangible amortization expense	5,011	3,154	1,857	58.9%	0.5%	0.3%
Change in fair value of contingent consideration	16,881	169	16,712	9,888.8%	1.8%	0.0%
Operating expenses	$98,319	$68,659	$29,660	43.2%	10.6%	7.4%

Selling, general and administrative expenses ("SG&A") increased $9.9 million for the quarter ended September 30, 2017 as compared to the prior-year quarter. The increase in SG&A for the quarter is primarily due to increased employee-related expenses, largely due to recent acquisitions, and higher bad debt expense.

The increase in depreciation expense for the quarter ended September 30, 2017 of $1.2 million is largely due to the depreciation on assets acquired through recent acquisitions and the investments in IT systems.

The increase in amortization expense of $1.9 million for the quarter ended September 30, 2017 is largely due to assets acquired through our Intelisys and POS Portal acquisitions.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded fair value adjustment losses of $16.9 million for the quarter ended September 30, 2017, which was primarily due to a change in estimate of the current payment to the former shareholders of Network1 and the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2017 and 2016:

	Quarter ended September 30,				% of Net Sales September 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$14,035	$13,423	$612	4.6%	2.3%	2.1%
Worldwide Communications & Services	(6,265)	9,950	(16,215)	(163.0)%	(2.1)%	3.3%
Corporate	(172)	(498)	326	nm*	nm*	nm*
Operating income	$7,598	$22,875	$(15,277)	(66.8)%	0.8%	2.5%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income increased slightly and operating margin increased 0.2% for the current quarter compared to the prior-year quarter largely due to the positive effect of increased gross profit margin, partially offset by increased employee-related expenses and bad debt expense.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter ended September 30, 2017 compared to the prior-year quarter largely due to the expense recognized from the change in fair value of contingent consideration. Excluding the change in fair value of contingent consideration, operating income increased $0.4 million and operating margin increased to 3.5% largely due to the positive effect of increased gross profit margin, partially offset by increased employee-related expenses.

Corporate

Corporate incurred $0.2 million of expense relating to acquisition costs during the quarter ended September 30, 2017 compared to $0.5 million for the prior-year quarter.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters September 30, 2017 and 2016:

	Quarter ended September 30,				% of Net Sales September 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$1,585	$589	$996	169.1%	0.2%	0.1%
Interest income	(881)	(1,015)	134	(13.2)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	188	612	(424)	(69.3)%	0.0%	0.1%
Other, net	(74)	(35)	(39)	111.4%	(0.0)%	(0.0)%
Total other (income) expense, net	$818	$151	$667	441.7%	0.1%	0.0%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended September 30, 2017 principally due to additional borrowings on our multi-currency revolving credit facility.

Interest income consists primarily of interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents, principally in Brazil.

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

Provision for Income Taxes

For the quarters ended September 30, 2017 and 2016, income tax expense was $2.6 million and $7.9 million, reflecting an effective tax rate of 38.8% and 34.8%, respectively. The increase in the effective tax rate from the prior year quarter is primarily due to the recognition of a net discrete tax expense of $0.3 million in the current quarter. There were no discrete items recognized in the prior year quarter. Excluding the recognition of the discrete item, the effective tax rate for the quarter ended September 30, 3017 would have been 35.2%. We expect the effective tax rate for fiscal year 2018 to range between 35% to 36%.

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

Net Sales by Segment:
	Quarter ended September 30,
	2017	2016	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$620,329	$627,210	$(6,881)	(1.1)%
Foreign exchange impact (a)	(5,625)	—
Net sales, constant currency	614,704	627,210	(12,506)	(2.0)%
Less: Acquisitions	(14,553)	—
Net sales, constant currency excluding acquisitions	$600,151	$627,210	$(27,059)	(4.3)%

Worldwide Communications & Services:
Net sales, as reported	$304,230	$305,356	$(1,126)	(0.4)%
Foreign exchange impact (a)	(2,414)	—
Net sales, constant currency	301,816	305,356	(3,540)	(1.2)%
Less: Acquisitions	(9,750)	(2,863)
Net sales, constant currency excluding acquisitions	$292,066	$302,493	$(10,427)	(3.4)%

Consolidated:
Net sales, as reported	$924,559	$932,566	$(8,007)	(0.9)%
Foreign exchange impact (a)	(8,039)	—
Net sales, constant currency	916,520	932,566	(16,046)	(1.7)%
Less: Acquisitions	(24,303)	(2,863)
Net sales, constant currency excluding acquisitions	$892,217	$929,703	$(37,486)	(4.0)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2017 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2016.

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

	Quarter ended September 30, 2017				Quarter ended September 30, 2016
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$7,598	$6,780	$4,147	$0.16	$22,875	$22,724	$14,816	$0.58
Adjustments:
Amortization of intangible assets	5,011	5,011	3,261	0.13	3,154	3,154	2,108	0.08
Change in fair value of contingent consideration	16,881	16,881	11,005	0.43	169	169	46	—
Acquisition costs	172	172	172	0.01	498	498	498	0.02
Legal settlement	952	952	771	0.03	—	—	—	—
Non-GAAP measures	$30,614	$29,796	$19,356	$0.76	$26,696	$26,545	$17,468	$0.68
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended September 30, 2017 and 2016, respectively:

	Quarter ended September 30,
	2017	2016
Return on invested capital ratio, annualized(a)	13.0%	13.1%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2017	2016
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$4,147	$14,816
Plus: interest expense	1,585	589
Plus: income taxes	2,633	7,908
Plus: depreciation and amortization	8,864	5,224
EBITDA (non-GAAP)	17,229	28,537
Plus: Change in fair value of contingent consideration	16,881	169
Plus: Acquisition costs	172	498
Plus: Legal settlement	952	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$35,234	$29,204

	Quarter ended September 30,
	2017	2016
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$837,145	$774,496
Equity – end of the quarter	852,976	773,161
Plus: Change in fair value of contingent consideration, net of tax	11,005	46
Plus: Acquisition costs, net of tax (a)	172	498
Plus: Legal settlement, net of tax	771	—
Average equity	851,035	774,101
Average funded debt (b)	224,956	107,718
Invested capital (denominator for ROIC) (non-GAAP)	$1,075,991	$881,819

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under our $400 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash generated from operations and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $23.6 million at September 30, 2017, compared to $56.1 million at June 30, 2017, including $18.5 million and $47.9 million held outside of the United States at September 30, 2017 and June 30, 2017, respectively. Checks released but not yet cleared in the amounts of $10.4 million and $8.3 million are included in accounts payable as of September 30, 2017 and June 30, 2017, respectively. The available cash for borrowings under the revolving credit facility was in excess of checks released but not yet cleared as of September 30, 2017 and June 30, 2017, respectively.

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

Our net investment in working capital at September 30, 2017 was $656.5 million compared to $624.7 million at June 30, 2017 and $624.0 million at September 30, 2016. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Three months ended
	September 30,
	2017	2016
Cash provided by (used in):	(in thousands)
Operating activities	$(37,386)	$6,266
Investing activities	(144,112)	(85,780)
Financing activities	147,361	63,336
Effect of exchange rate change on cash and cash equivalents	1,659	(97)
Increase (decrease) in cash and cash equivalents	$(32,478)	$(16,275)

Net cash used by operating activities was $37.4 million for the three months ended September 30, 2017, compared to $6.3 million provided in the prior year period. Cash used in operating activities for the three months ended September 30, 2017 is primarily attributable to increased inventory balances, partially offset by cash from net income. Changes in working capital balances exclude balances acquired from POS Portal at acquisition for the three months ended September 30, 2017. Cash provided by operating activities for the three months ended September 30, 2016 is primarily from net income and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable. Changes in working capital balances exclude balances acquired from Intelisys at acquisition for the three months ended September 30, 2016.

The number of days sales outstanding ("DSO") was 63 days at September 30, 2017, excluding the impact of the Intelisys and POS Portal, our recent acquisitions, compared to 61 days at June 30, 2017 and 59 days at September 30, 2016. DSO increased due to an aging receivables portfolio, primarily in North America. Inventory turned 5.8 times, excluding POS Portal, during the first quarter of fiscal year 2018 compared to 6.2 for the previous quarter and 6.0 times in the prior year quarter. Inventory turns decreased due to strategic inventory purchases in the current quarter.

Cash used in investing activities for the three months ended September 30, 2017 was $144.1 million, compared to $85.8 million used in the prior year period. Cash used in investing activities for the three months ended September 30, 2017 primarily represents the cash used to acquire POS Portal, compared to cash used for the initial payment to acquire Intelisys in the prior year.

Management expects capital expenditures for fiscal year 2018 to range from $8 million to $11 million, primarily for IT investments.

For the three months ended September 30, 2017, cash provided by financing activities totaled to $147.4 million compared to $63.3 million provided in the prior year period. Cash provided by financing activities for the three months ended September 30, 2017 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Network1 and Intelisys. Cash provided by financing activities for the three months ended September 30, 2016 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock and make contingent consideration payments to the former shareholders of Network1.

The Company has a multi-currency senior secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent, and a syndicate of banks that matures on April 3, 2022. On August 8, 2017, the Company amended the Amended Credit Agreement to increase the maximum credit facility from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants under the credit facility as of September 30, 2017.

There was $280.3 million and $91.9 million in outstanding borrowings on our $400 million revolving credit facility as of September 30, 2017 and June 30, 2017, respectively.

On a gross basis, we borrowed $702.4 million and repaid $514.0 million on our revolving credit facility in the three months ended September 30, 2017. In the prior year period, on a gross basis, we borrowed $476.8 million and repaid $387.5 million. The average daily balance during the three month periods ended September 30, 2017 and 2016 was $218.5 million and $102.3 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility as of September 30, 2017 and June 30, 2017. There was $119.7 million and $208.1 million available for additional borrowings as of September 30, 2017 and June 30, 2017, respectively.

As of September 30, 2017, the Company was obligated to pay certain earnout payments to the former shareholders of POS Portal, Intelisys and Network1 related to their acquisitions on July 31, 2017, August 29, 2016 and January 13, 2015, respectively. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The earnout payment due to the former shareholders of POS Portal is expected to be paid during the December quarter of the current year and will be funded by cash from operations and our existing revolving credit facility. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. Future earnout payments for Network1 are expected to be funded by existing cash balances in Brazil and cash from operations.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have off-balance sheet arrangements that have or are reasonably likely to have a current or future affect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

As of September 30, 2017, we have made adjustments to our contingent consideration owed to the former shareholders of POS Portal, Intelisys and Network 1. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 29, 2017.

Accounting Standards Recently Issued

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the year ended June 30, 2017 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately $1.7 million and $1.1 million increase or decrease annually in pre-tax income for the periods ending September 30, 2017 and 2016, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At September 30, 2017 and June 30, 2017 we had $285.8 million and $97.3 million, respectively, in variable rate long-term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments has the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.2 million and $0.2 million increase or decrease in pre-tax income from translation for three months ended September 30, 2017 and 2016, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos and Peruvian nuevos soles. At September 30, 2017 and June 30, 2017, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million and a net payable of less than $0.1 million, respectively. We do not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017. During the quarter ended September 30, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2017, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, the Company announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of the Company's common stock over three years. The following table presents the share-repurchase activity for the quarter ended September 30, 2017:

Period	Total number of shares purchased(a)	Average price paid per share(a)	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2017 through July 31, 2017	29	$39.65	—	$99,664,707
August 1, 2017 through August 31, 2017	969	$38.46	—	$99,664,707
September 1, 2017 through September 30, 2017	—	$—	—	$99,664,707
Total	998	$34.89	—	$99,664,707

(a) Total number of shares purchased represents shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations. The purchase of these shares were not made pursuant to any publicly announced repurchase plan. No share repurchases occurred under the BOD authorization for the quarter ended September 30, 2017.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 of the registrant's Current Report filed with the SEC on Form 8-K on August 9, 2017).

10.2	Employment Letter dated August 23, 2017 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report filed with the SEC on Form 8-K on August 24, 2017).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017; (ii) the Condensed Consolidated Income Statement for the quarter ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 7, 2017	Chief Executive Officer (principal executive officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 7, 2017	Executive Vice President and Chief Financial Officer (principal financial officer)