Form 10-Q
period 2017-12-31
SCANSOURCE, INC.
filed 2018-02-06
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2018
Common Stock, no par value per share	25,571,355

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2017

FORWARD-LOOKING STATEMENTS

We include forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" sections and elsewhere herein. These statements generally can be identified by words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. Actual results could differ materially from those suggested by these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the impact of tax reform laws, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and vendors, termination of our relationship with key vendors or a significant modification of the terms under which we operate with a key vendor, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions, and the other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$35,435	$56,094
Accounts receivable, less allowance of $47,264 at December 31, 2017 and $44,434 at June 30, 2017	717,336	637,293
Inventories	581,802	531,314
Prepaid expenses and other current assets	76,667	56,322
Total current assets	1,411,240	1,281,023
Property and equipment, net	76,626	56,566
Goodwill	302,912	200,881
Identifiable intangible assets, net	148,443	101,513
Deferred income taxes	11,794	29,491
Other non-current assets	54,267	48,829
Total assets	$2,005,282	$1,718,303
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$104	$—
Accounts payable	515,302	513,155
Accrued expenses and other current liabilities	97,597	104,715
Current portion of contingent consideration	38,629	30,675
Income taxes payable	5,086	7,730
Total current liabilities	656,718	656,275
Deferred income taxes	11,110	2,008
Long-term debt	5,325	5,429
Borrowings under revolving credit facility	355,503	91,871
Long-term portion of contingent consideration	58,402	83,361
Other long-term liabilities	57,437	42,214
Total liabilities	1,144,495	881,158
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,571,355 and 25,431,845 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	64,896	61,169
Retained earnings	861,296	849,180
Accumulated other comprehensive income (loss)	(65,405)	(73,204)
Total shareholders’ equity	860,787	837,145
Total liabilities and shareholders’ equity	$2,005,282	$1,718,303

June 30, 2017 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$1,032,212	$904,792	$1,956,771	$1,837,357
Cost of goods sold	919,241	806,258	1,737,883	1,647,289
Gross profit	112,971	98,534	218,888	190,068
Selling, general and administrative expenses	74,763	66,880	147,950	130,145
Depreciation expense	3,467	2,423	6,707	4,492
Intangible amortization expense	5,487	4,165	10,498	7,320
Change in fair value of contingent consideration	6,913	1,791	23,794	1,961
Operating income	22,341	23,275	29,939	46,150
Interest expense	2,285	912	3,870	1,501
Interest income	(580)	(892)	(1,462)	(1,908)
Other (income) expense, net	326	(12,526)	441	(11,948)
Income before income taxes	20,310	35,781	27,090	58,505
Provision for income taxes	12,341	12,745	14,974	20,653
Net income	$7,969	$23,036	$12,116	$37,852
Per share data:
Net income per common share, basic	$0.31	$0.92	$0.48	$1.49
Weighted-average shares outstanding, basic	25,506	25,146	25,470	25,334

Net income per common share, diluted	$0.31	$0.91	$0.47	$1.48
Weighted-average shares outstanding, diluted	25,648	25,285	25,612	25,490

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$7,969	$23,036	$12,116	$37,852
Unrealized gain on hedged transaction, net of tax	320	—	349	—
Foreign currency translation adjustment	(2,435)	(8,625)	7,450	(9,563)
Comprehensive income	$5,854	$14,411	$19,915	$28,289

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$12,116	$37,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,766	11,812
Amortization of debt issuance costs	158	148
Provision for doubtful accounts	5,331	4,007
Share-based compensation	3,233	3,147
Deferred income taxes	(1,540)	(57)
Excess tax benefits from share-based payment arrangements	—	(88)
Change in fair value of contingent consideration	23,794	1,961
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(72,975)	(49,791)
Inventories	(37,749)	40,792
Prepaid expenses and other assets	(10,081)	(20,805)
Other non-current assets	(4,775)	(1,205)
Accounts payable	(11,524)	(12,863)
Accrued expenses and other liabilities	(5,654)	13,892
Income taxes payable	(3,283)	6,929
Net cash (used in) provided by operating activities	(84,183)	35,731
Cash flows from investing activities:
Capital expenditures	(3,296)	(3,261)
Cash paid for business acquisitions, net of cash acquired	(143,768)	(83,804)
Net cash (used in) investing activities	(147,064)	(87,065)
Cash flows from financing activities:
Borrowings on revolving credit	1,279,193	829,141
Repayments on revolving credit	(1,015,672)	(764,332)
Debt issuance costs	(296)	—
Repayments on capital lease obligation	(281)	(123)
Contingent consideration payments	(54,025)	(10,241)
Exercise and issuance of equity awards	2,126	4,217
Taxes paid on settlement of equity awards	(1,616)	(1,736)
Repurchase of common stock	—	(20,882)
Excess tax benefits from share-based payment arrangements	—	88
Net cash provided by financing activities	209,429	36,132
Effect of exchange rate changes on cash and cash equivalents	1,159	(1,127)
Decrease in cash and cash equivalents	(20,659)	(16,329)
Cash and cash equivalents at beginning of period	56,094	61,400
Cash and cash equivalents at end of period	$35,435	$45,071

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

The Company operates in the United States, Canada, Latin America and Europe. The Company sells products into the United States and Canada principally from a facility located in Mississippi; into Latin America principally from facilities located in Florida, Mexico, Brazil and Colombia; and into Europe from facilities located in Belgium, France, Germany and the United Kingdom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2017 and June 30, 2017, the results of operations for the quarters and six months ended December 31, 2017 and 2016, the statements of comprehensive income for the quarters and six months ended December 31, 2017 and 2016, and the statements of cash flows for the six months ended December 31, 2017 and 2016. The results of operations for the quarters and six months ended December 31, 2017 and 2016 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2017 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $7.5 million and $8.3 million are included in accounts payable as of December 31, 2017 and June 30, 2017, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.5 million and $6.7 million for the quarter and six months ended December 31, 2017 and $2.4 million and $4.5 million for the quarter and six months ended December 31, 2016, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.9 million and $1.6 million for the quarter and six months ended December 31, 2017. There was no depreciation expense reported as part of cost of goods sold prior to the acquisition of POS Portal on July 31, 2017. The Company's amortization expense reported on the Condensed Consolidated Income Statements relate to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.5 million and $10.5 million for the quarter and six months ended December 31, 2017 and $4.2 million and $7.3 million for the quarter and six months ended December 31, 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016 the FASB issued additional ASUs to provide supplemental adoption guidance and clarification to ASU 2014-09. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2018. The Company is currently in the process of evaluating the impact of this guidance on our consolidated financial results to determine the appropriate transition method for the Company. The Company has engaged a third-party consultant to assist with developing a multi-phase plan to assess the impact of adoption and is currently in the process of finalizing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations, and the determination of when control of goods and services transfers to the Company’s customers. Additionally, the Company is in the process of evaluating the impact of the expanded disclosure requirements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance was adopted by the Company prospectively on July 1, 2017. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement and will appropriately be classified as an operating activity. See the Condensed Consolidated Statements of

Cash Flows for the six months ended December 31, 2017 for the prospective presentation of classifying excess tax benefits as an operating activity, not a financing activity as in prior years. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The Company elected to maintain its accounting policy to estimate to the total number of forfeitures for stock awards granted. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions.

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

	Quarter ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net Income	$7,969	$23,036	$12,116	$37,852
Denominator:
Weighted-average shares, basic	25,506	25,146	25,470	25,334
Dilutive effect of share-based payments	142	139	142	156
Weighted-average shares, diluted	25,648	25,285	25,612	25,490

Net income per common share, basic	$0.31	$0.92	$0.48	$1.49
Net income per common share, diluted	$0.31	$0.91	$0.47	$1.48

For the quarter and six months ended December 31, 2017, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 405,159 and 432,846, respectively. For the quarter and six months ended December 31, 2016, there were 568,955 and 517,845, respectively, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2017	June 30, 2017
	(in thousands)
Foreign currency translation adjustment	$(65,767)	$(73,217)
Unrealized gain (loss) on hedged transaction, net of tax	362	13
Accumulated other comprehensive income (loss)	$(65,405)	$(73,204)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(in thousands)
Tax expense (benefit)	$75	$144	$379	$92

(4) Acquisitions
POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal, Inc. ("POS Portal") a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The agreement also included a cash earn-out payment up to $13.2 million based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ending September 30, 2017, which was paid in full during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. A portion of the escrow was released during the quarter ended December 31, 2017. As of December 31, 2017, the balance available in escrow was $13.1 million.

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

POS Portal
(in thousands)
Receivables	$8,914
Inventory	8,352
Other current assets	917
Property and equipment	24,963
Goodwill	101,198
Identifiable intangible assets	57,000
Other non-current assets	100
$201,444

Accounts payable	$10,897
Accrued expenses and other current liabilities	5,130
Contingent consideration	13,098
Other long-term liabilities	102
Long-term deferred taxes payable	28,449
Consideration transferred, net of cash acquired	143,768
$201,444

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

Under the asset purchase agreement, the Company made an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, and agreed to make four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash as part of the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of December 31, 2017, the balance available in escrow was $8.5 million.

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
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2017, by reporting segment, are as follows:

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2017	$36,260	$164,621	$200,881
Additions	101,198	—	101,198
Foreign currency translation adjustment	146	687	833
Balance as of December 31, 2017	$137,604	$165,308	$302,912

The Company completed the acquisition of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. The addition of goodwill in the Worldwide Barcode, Networking & Security segment is the result of this acquisition.

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2017.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2017	$101,513
Additions	57,000
Amortization expense	(10,498)
Foreign currency translation adjustment	428
Balance as of December 31, 2017	$148,443

The intangible asset additions represent acquired assets for trade names, customer relationships, non-compete agreements and an encryption key library related to the POS Portal acquisition. These assets will be amortized over a period of four to twelve years.

(6) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt as of December 31, 2017 and June 30, 2017.

	December 31, 2017	June 30, 2017
	(in thousands)
Current portion of long-term debt	$104	$—
Revolving credit facility	355,503	91,871
Long-term debt	5,325	5,429
Total debt	$360,932	$97,300

Revolving Credit Facility

The Company has a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”) that is scheduled to mature on April 3, 2022. On August 8, 2017, the Company amended the Amended Credit Agreement to increase the committed credit facility from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred $0.3 million in debt issuance costs in connection with the August 8, 2017 amendment.

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

At December 31, 2017, the spread in effect was 1.625% for LIBOR-based loans and 0.625% for alternate base rate loans. The commitment fee rate in effect as of December 31, 2017 was 0.250%. The Company was in compliance with all covenants under the credit facility as of December 31, 2017.

The average daily outstanding balance during the six month periods ended December 31, 2017 and 2016 was $261.8 million and $129.7 million, respectively. There was $44.6 million and $208.1 million available for additional borrowings as of December 31, 2017 and June 30, 2017, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of December 31, 2017 and June 30, 2017.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of December 31, 2017, the Company was in compliance with all covenants under this bond. The interest rate at December 31, 2017 and June 30, 2017 was 2.23% and 1.93%, respectively.

Debt Issuance Costs

As of December 31, 2017, net debt issuance costs associated with the credit facility and bond totaled $1.5 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $100.6 million and $67.1 million for the exchange of foreign currencies as of December 31, 2017 and June 30, 2017, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$121	$(199)	$942	$(959)
Net foreign currency transactional and re-measurement (gains) losses	473	507	(160)	1,879
Net foreign currency (gains) losses	$594	$308	$782	$920

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

Interest Rates - The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement with a notional amount of $50.0 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarter and six months ended December 31, 2017.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Balance Sheets, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$64	$—	$133	$—
Unrealized gain (loss) in fair value of interest rate swap	447	—	424	—
Net increase (decrease) in accumulated other comprehensive income (loss)	$511	$—	$557	$—
Income tax effect	191	—	208	—
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$320	$—	$349	$—

The Company used the following derivative instruments as of December 31, 2017 and June 30, 2017, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2017		June 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$71	$—	$35
Interest rate swap agreement	Other non-current assets	$578	$—	$21	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$169	$—	$131

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

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding forward foreign currency exchange contracts, interest rate swap agreements and contingent consideration owed to the previous owners of Network1 and Intelisys. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$23,893	$23,893	$—	$—
Forward foreign currency exchange contracts	71	—	71	—
Interest rate swap agreement	578	—	578	—
Total assets at fair value	$24,542	$23,893	$649	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$23,893	$23,893	$—	$—
Forward foreign currency exchange contracts	169	—	169	—
Liability for contingent consideration, current and non-current portion	97,031	—	—	97,031
Total liabilities at fair value	$121,093	$23,893	$169	$97,031

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

The Company recorded contingent consideration liabilities at the acquisition date of Network1, Intelisys and POS Portal representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 3 - Accumulated Other Comprehensive Income (Loss).

POS Portal is part of the Company's Worldwide Barcode, Networking and Security Segment. Network1 and Intelisys are part of the Company's Worldwide Communications and Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1, Intelisys and POS Portal earnouts for the quarter and six months ended December 31, 2017. The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017.

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2017			December 31, 2017
	Barcode, Networking & Security Segment	Communications & Services Segment	Total	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$13,167	$90,326	$103,493	$—	$114,036	$114,036
Issuance of contingent consideration	—	—	—	13,098	—	13,098
Payments	(13,167)	—	(13,167)	(13,167)	(40,858)	(54,025)
Change in fair value of contingent consideration	—	6,913	6,913	69	23,725	23,794
Foreign currency translation adjustment	—	(208)	(208)	—	128	128
Fair value at end of period	$—	$97,031	$97,031	$—	$97,031	$97,031

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Imago, Network1 and Intelisys earnouts for the quarter and six months ended December 31, 2016. The contingent consideration due to the former shareholders of Imago was paid in full during the quarter ended December 31, 2016.

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

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with future earnout payments are subject to change as the liability is denominated in currencies other than the U.S. dollar and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liabilities at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liabilities associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the United States and Brazilian markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of December 31, 2017 and June 30, 2017 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
December 31, 2017	Discounted cash flow	Weighted average cost of capital	15.4%
		Adjusted EBITDA growth rate	17.9%

June 30, 2017	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	17.0%

Worldwide Barcode, Networking & Security

POS Portal

The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. As such, no liability is recorded as of this reporting date and no change in fair value of the contingent consideration is recognized in the Condensed Consolidated Income Statements for the quarter ended December 31, 2017. For the six months ended December 31, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million.

Worldwide Communications & Services Segment

Intelisys

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Intelisys recognized at December 31, 2017 was $90.7 million, of which $32.3 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $5.1 million and $9.2 million, respectively, for the quarter and six months ended December 31, 2017. The change in fair value for the quarter and six month period is primarily driven by the recurring amortization of the unrecognized fair value discount and an adjustment to the probability weights in the discounted cash flow model. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $115.2 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at December 31, 2016 was $98.2 million, of which $25.5 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $2.3 million and $3.2 million, respectively, for the quarter and six months ended December 31, 2016, primarily driven by the recurring amortization of the unrecognized fair value discount, partially offset by an increase in the discount rate used.

Network I

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Network1 recognized at December 31, 2017 was $6.3 million, all of which is classified as current. For the quarter and six months ended December 31, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $1.8 million and $14.5 million, respectively. The change in fair value for the quarter is primarily due to improved actual results. The change in fair value for the six month period is primarily driven by a change in estimate of the current year payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and improved actual results for the second quarter. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $7.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at December 31, 2016 was $12.7 million, of which $7.3 million is classified as current. For the quarter ended December 31, 2016, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $0.2 million, primarily driven by the recurring amortization of the unrecognized fair value discount, partially offset by an increase in the discount rate used and less-than-expected results. For the six months ended December 31, 2016, the change in fair value of the contingent consideration contributed a gain of $0.1 million, primarily driven by less-than-expected actual results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability.

Imago

The contingent consideration due to the former shareholders of Imago was paid in full during the quarter ended December 31, 2016. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a gain of $0.8 million and $1.1 million, respectively, for the quarter and six months ended December 31, 2016. The change in fair value is primarily driven by actual results that were less-than-expected, including special adjustments as determined by the stock purchase agreement. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar drove changes in the translation of this British pound-denominated liability.

(9) Segment Information

The Company is a leading global provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment focuses on automatic identification and data capture ("AIDC"), point-of-sale ("POS"), payments, networking, electronic physical security and other specialty technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions, such as with networking products. AIDC and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$719,786	$593,833	$1,340,114	$1,221,043
Worldwide Communications & Services	312,426	310,959	616,657	616,314
	$1,032,212	$904,792	$1,956,771	$1,837,357
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,843	$1,718	$8,584	$3,355
Worldwide Communications & Services	4,173	4,051	8,431	6,820
Corporate	885	819	1,751	1,637
	$9,901	$6,588	$18,766	$11,812
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$69	$—
Worldwide Communications & Services	6,913	$1,791	$23,725	$1,961
	$6,913	$1,791	$23,794	$1,961
Operating income:
Worldwide Barcode, Networking & Security	$15,542	$12,131	$29,578	$25,554
Worldwide Communications & Services	6,799	11,479	533	21,429
Corporate	—	(335)	(172)	(833)
	$22,341	$23,275	$29,939	$46,150
Capital expenditures:
Worldwide Barcode, Networking & Security	$919	$523	$1,740	$1,378
Worldwide Communications & Services	367	476	708	1,091
Corporate	699	286	848	792
	$1,985	$1,285	$3,296	$3,261
Sales by Geography Category:
United States and Canada	$764,445	$676,600	$1,458,824	$1,396,971
International(1)	276,918	236,977	514,827	459,742
Less intercompany sales	(9,151)	(8,785)	(16,880)	(19,356)
	$1,032,212	$904,792	$1,956,771	$1,837,357

(1) For the quarters and six months ended December 31, 2017 and 2016, there were no sales in excess of 10% of consolidated net sales to any single international country.

	December 31, 2017	June 30, 2017
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,103,863	$885,786
Worldwide Communications & Services	832,616	769,342
Corporate	68,803	63,175
	$2,005,282	$1,718,303
Property and equipment, net by Geography Category:
United States and Canada	$72,336	$51,853
International	4,290	4,713
	$76,626	$56,566

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

During the Company's due diligence for the CDC and Network1 acquisitions, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company is able to record indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as sufficient funds to pay those obligations were escrowed or the Company is entitled to offset those obligations against future earnout payments under the share purchase agreements. However, indemnity claims can be made up to the entire purchase price, which includes the initial payment and all future earnout payments. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017:

	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,212	$1,294
Other non-current assets	$—	$8,235
Liabilities
Accrued expenses and other current liabilities	$2,212	$1,294
Other long-term liabilities	$—	$8,235

There have been no changes in the classifications and amounts of pre-acquisition contingencies recognized from June 30, 2017.

(11) Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018 and implements a territorial tax system. Since the Company has a June 30th fiscal year-end, the lower tax rate will result in a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the Tax Act, U.S. companies are required to pay a one-time transition tax on the deemed repatriation of undistributed foreign earnings and remeasure deferred tax assets and liabilities.
Income taxes for the quarter and six months ended December 31, 2017 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. The table below summarizes the effect of discrete items on the income tax rate for the quarter and six months ended December 31, 2017.

	Quarter ended	Six months ended
	December 31, 2017	December 31, 2017
	(in thousands)
Income before income taxes	$20,310	$27,090
Accrual income tax rate(1)	28.0%	29.8%
Accrued income tax expense, before discrete items	5,681	8,074
Discrete tax expense (benefit):
Transition tax on repatriation of foreign earnings	9,300	9,300
Remeasurement of deferred taxes (U.S.)	(3,510)	(3,510)
Remeasurement of deferred taxes (Belgium)	900	900
Other	(30)	210
Total net discrete tax expense	6,660	6,900
Provision for income taxes	$12,341	$14,974
Effective income tax rate	60.8%	55.3%
Income tax rate effect of discrete items	32.8%	25.5%

(1) The estimated effect of the rate change for the quarter and six months ended December 31, 2017 is a benefit of approximately $1.6 million.

The Company’s effective tax rate of 55.3% for the six months ended December 31, 2017 differs from the current federal statutory rate of 21% primarily as a result of items recorded discretely, income derived from tax jurisdictions with varying income tax rates and the application of a blended U.S. federal rate for the current fiscal year as a result of tax reform legislation.
As part of transitioning to the territorial tax system the Tax Act includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. For the quarter ended December 31, 2017, the Company recognized a provisional discrete income tax expense of $9.3 million for a one-time transition tax liability on total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company has not yet completed the calculation of total post-1986 foreign E&P for foreign subsidiaries and the tax expense currently recognized may change as the value of cash and other specified assets changes, which is part of the basis of the transition tax. No additional income tax expense has been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent for these entities as such amounts continue to be indefinitely reinvested in foreign operations. Further, the amount of related unrecognized deferred tax liability is under review but not practicable to estimate at this time.
As part of accounting for the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future, which is generally 21%. For the quarter ended December 31, 2017, the Company recognized a provisional discrete income tax benefit of $3.5 million for the remeasurement of the Company’s net deferred tax liability balance. However, the Company is still analyzing certain aspects of the Tax Act and refining calculations, which are dependent on final results for fiscal year 2018, which could potentially affect the measurement of these deferred taxes or give rise to new deferred tax amounts.
At December 31, 2017, the Company has not completed accounting for the tax effects of the enactment of the Tax Act. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impact. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the current fiscal year 2018. The Company made a reasonable estimate of the one-time transition tax and remeasurement of existing deferred tax balances. The transitional impacts resulted in a provisional income tax expense of $5.8 million as a discrete event for the quarter ended December 31, 2017. The Company has not been able to make a reasonable estimate for any additional outside basis difference inherent for foreign subsidiaries as these amounts continue to be reinvested in foreign operations. The Company continues to account for those items based on existing accounting under ASC 740, Income Taxes. The Company will continue to provide for U.S. income taxes for the current earnings of its Canadian subsidiary. The provisional estimates provided may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations, the Company's ongoing analysis of the new tax law and the Company's actual earnings for the fiscal year ending June 30, 2018.
The Company had approximately $2.1 million and $2.2 million of total gross unrecognized tax benefits as of December 31, 2017 and June 30, 2017, respectively. Of this total at December 31, 2017, approximately $1.4 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2012.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and June 30, 2017, the Company had approximately $1.2 million and $1.1 million accrued for interest and penalties, respectively.
Financial results in Belgium for the quarter and six months ended December 31, 2017 produced a pre-tax loss of approximately $1.7 million and $0.8 million, respectively. In the judgment of management, the conditions that gave rise to the recent losses are temporary and that it is more likely than not that the deferred tax asset will be realized. If Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. Belgium enacted a corporate tax reform law on December 25, 2017 which reduces the corporate tax rate from 33% to 25% over a three-year period. The Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $0.9 million as a discrete event during the current quarter.

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

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments: Worldwide Barcode, Networking & Security and Worldwide Communications & Services. We operate in the United States, Canada, Latin America and Europe.

Our key vendors include Aruba/HPE, Avaya, Axis, Bematech, CenturyLink, Cisco, Comcast Business, Datalogic, Elo, Epson, Extreme, Honeywell, HP, Ingencio, Jabra, Mitel, NCR, Plantronics, Polycom, Ruckus Wireless, Toshiba Global Commerce Solutions, Verifone, Verizon, Windstream and Zebra Technologies.

Recent Developments

The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, implements a territorial tax system, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, as well as creates new taxes on certain foreign-sourced earnings. See Note 11 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

On July 31, 2017 we acquired substantially all of the outstanding shares of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. POS Portal joined our Worldwide Barcode, Networking & Security operating segment. With the addition of POS Portal, we believe we have created the industry's leading payments channel, ensuring customers have access to the solutions, services and support that can help them be successful.

Our Strategy

Our objective is to continue to grow profitable sales in the technologies we sell and to focus on growth in higher margin businesses. We continue to evaluate strategic acquisitions to enhance our technological offerings and service capabilities. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products and services we sell. This competition may come in the form of pricing, credit terms, service levels and product availability. As this competition could affect both our market share and pricing of our products, we may change our strategy in order to effectively compete in the marketplace.

Results of Operations

Net Sales
The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters and six months ended December 31, 2017 and 2016.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2017	2016	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$719,786	$593,833	$125,953	21.2%	16.3%
Worldwide Communications & Services	312,426	310,959	1,467	0.5%	(0.9)%
Total net sales	$1,032,212	$904,792	$127,420	14.1%	10.4%

	Six months ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2017	2016	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,340,114	$1,221,043	$119,071	9.8%	5.7%
Worldwide Communications & Services	616,657	616,314	343	0.1%	(2.1)%
Total net sales	$1,956,771	$1,837,357	$119,414	6.5%	3.1%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to customers in North America, Europe and Latin America. For the quarter and six months ended December 31, 2017, net sales for the Barcode, Networking & Security segment increased $126.0 million and $119.1 million compared to the prior-year quarter and six month period, respectively. Excluding the foreign exchange positive impact and net sales from the POS Portal acquisition, adjusted net sales increased $96.6 million, or 16.3%, for the quarter ended December 31, 2017 and $69.5 million, or 5.7%, for the six months ended December 31, 2017. The increase in net sales and adjusted net sales for the quarter and six month period is primarily due to sales growth in North America and Europe.

Worldwide Communications & Services
The Communications & Services segment consists of sales to customers in North America, Europe and Latin America. For the quarter and six months ended December 31, 2017, net sales for the Communications & Services segment increased $1.5 million, and $0.3 million, compared to the prior-year quarter and six month period, respectively. Excluding the foreign exchange impact, adjusted net sales decreased $2.7 million, or 0.9%, for the quarter ended December 31, 2017 as a result of lower sales volume in our North American business, excluding Intelisys, partially offset by sales growth in Brazil. Intelisys sales increased quarter-over-quarter. Excluding the foreign exchange impact and net sales from the Intelisys acquisition for the three months ended September 30, 2017, adjusted net sales decreased $13.1 million, or 2.1%, for the six months ended December 31, 2017, primarily due to lower sales volume in our North American business, partially offset by sales growth in Brazil.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Geography:	2017	2016	$ Change	% Change
	(in thousands)
United States and Canada	$755,312	$667,818	$87,494	13.1%	10.2%
International	$276,900	$236,974	39,926	16.8%	11.0%
Total net sales	$1,032,212	$904,792	$127,420	14.1%	10.4%

	Six months ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2017	2016	$ Change	% Change
	(in thousands)
United States and Canada	$1,441,982	$1,377,627	$64,355	4.7%	1.7%
International	514,789	459,730	55,059	12.0%	7.2%
Total net sales	$1,956,771	$1,837,357	$119,414	6.5%	3.1%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following table summarizes the Company’s gross profit for the quarters and six months ended December 31, 2017 and 2016:

	Quarter ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$61,983	$48,956	$13,027	26.6%	8.6%	8.2%
Worldwide Communications & Services	50,988	49,578	1,410	2.8%	16.3%	15.9%
Gross profit	$112,971	$98,534	$14,437	14.7%	10.9%	10.9%

	Six months ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$119,446	$98,207	$21,239	21.6%	8.9%	8.0%
Worldwide Communications & Services	99,442	91,861	7,581	8.3%	16.1%	14.9%
Gross profit	$218,888	$190,068	$28,820	15.2%	11.2%	10.3%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Barcode, Networking & Security segment increased for the quarter and six months ended December 31, 2017, compared to the prior-year quarter and six month period. For the quarter, gross profit dollars and margin increased primarily as a result of increased sales volumes, including results contributed by POS Portal. Gross profit dollars and margin increased for the six month period largely due to improved vendor program recognition and the addition of POS Portal.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars and gross profit margin increased for the quarter and six months ended December 31, 2017 compared to the prior-year quarter and six month period. Results for the quarter increased due to higher sales contributed by Intelisys. Gross profit dollars and gross profit margin increased for the six months ended December 31, 2017 largely due to improved sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2017 and 2016:

	Quarter ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Selling, general and administrative expenses	$74,763	$66,880	$7,883	11.8%	7.2%	7.4%
Depreciation expense	3,467	2,423	1,044	43.1%	0.3%	0.3%
Intangible amortization expense	5,487	4,165	1,322	31.7%	0.5%	0.5%
Change in fair value of contingent consideration	6,913	1,791	5,122	286.0%	0.7%	0.2%
Operating expenses	$90,630	$75,259	$15,371	20.4%	8.8%	8.3%

	Six months ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)

Selling, general and administrative expenses	$147,950	$130,145	$17,805	13.7%	7.6%	7.1%
Depreciation expense	6,707	4,492	2,215	49.3%	0.3%	0.2%
Intangible amortization expense	10,498	7,320	3,178	43.4%	0.5%	0.4%
Change in fair value of contingent consideration	23,794	1,961	21,833	1,113.4%	1.2%	0.1%
Operating expenses	$188,949	$143,918	$45,031	31.3%	9.7%	7.8%

Selling, general and administrative expenses ("SG&A") increased $7.9 million and $17.8 million for the quarter and six months ended December 31, 2017, respectively, as compared to the prior year. The increase in SG&A for the quarter and six months is primarily due to increased employee-related expenses, largely due to recent acquisitions.

The increase in depreciation expense for the quarter and six months ended December 31, 2017 of $1.0 million and $2.2 million, respectively, is largely due to the depreciation on assets acquired through recent acquisitions and the investments in IT systems.

The increase in amortization expense of $1.3 million and $3.2 million for the quarter and six months ended December 31, 2017, respectively, is largely due to assets acquired through our POS Portal acquisition.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded fair value adjustment losses of $6.9 million and $23.8 million for the quarter and six months ended December 31, 2017, respectively. The loss from change in fair value of contingent consideration for the quarter is largely due to the recurring amortization of the unrecognized fair value discount as well as an adjustment for the higher probability of achieving estimated future results for Intelisys. The loss for the six months period is primarily driven by changes in the estimate of the current year payment to Network1, additional agreed upon adjustments to the projected final settlement for Network1 and the recurring amortization of the unrecognized fair value discount. An earnout payment was paid to the former shareholders of POS Portal during the quarter ended December 31, 2017.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2017 and 2016:

	Quarter ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$15,542	$12,131	$3,411	28.1%	2.2%	2.0%
Worldwide Communications & Services	6,799	11,479	(4,680)	(40.8)%	2.2%	3.7%
Corporate	—	(335)	335	nm*	nm*	nm*
Operating income	$22,341	$23,275	$(934)	(4.0)%	2.2%	2.6%

	Six months ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$29,578	$25,554	$4,024	15.7%	2.2%	2.1%
Worldwide Communications & Services	533	21,429	(20,896)	(97.5)%	0.1%	3.5%
Corporate	(172)	(833)	661	nm*	nm*	nm*
Operating income	$29,939	$46,150	$(16,211)	(35.1)%	1.5%	2.5%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin increased for the current quarter and six months ended December 31, 2017 compared to the prior year. The increase for the quarter is largely due to increased sales volume, partially offset by increased employee-related expenses, bad debt expense and intangible amortization expense. The increase for the six month period is largely due to the improved gross profit margin, partially offset by increased employee-related expenses, bad debt expense and intangible amortization expense.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter and six months ended December 31, 2017 compared to the prior year largely due to the expense recognized from the change in fair value of contingent consideration. Excluding the change in fair value of contingent consideration, operating income increased $0.4 million and $0.9 million and operating margin increased to 4.4% and 3.9% for the quarter and six months ended December 31, 2017, respectively. The increased operating income and margin is largely due to the positive effect of increased gross profit margin and lower bad debt expense, partially offset by increased employee-related expenses.

Corporate

Corporate did not incur expense relating to acquisition costs for the quarter ended December 31, 2017. Acquisition costs of $0.2 million were incurred for the six months ended December 31, 2017. These costs compared to $0.3 million and $0.8 million and for the quarter and six months ended December 31, 2016, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2017 and 2016:

	Quarter ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$2,285	$912	$1,373	150.5%	0.2%	0.1%
Interest income	(580)	(892)	312	(35.0)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	594	308	286	92.9%	0.1%	0.0%
Other, net	(268)	(12,834)	12,566	(97.9)%	(0.0)%	(1.4)%
Total other (income) expense, net	$2,031	$(12,506)	$14,537	(116.2)%	0.2%	(1.4)%

	Six months ended December 31,				% of Net Sales December 31,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$3,870	$1,501	$2,369	157.8%	0.1%	0.1%
Interest income	(1,462)	(1,908)	446	(23.4)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	782	920	(138)	(15.0)%	0.1%	0.1%
Other, net	(341)	(12,868)	12,527	(97.4)%	(0.7)%	(0.0)%
Total other (income) expense, net	$2,849	$(12,355)	$15,204	(123.1)%	(0.7)%	0.0%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and six months ended December 31, 2017 principally due to additional borrowings on our multi-currency revolving credit facility.

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

Provision for Income Taxes

For the quarter and six months ended December 31, 2017, income tax expense was $12.3 million and $15.0 million, reflecting an effective tax rate of 60.8% and 55.3%, respectively. The effective tax rate for the quarter and six months ended December 31, 2016 was 35.6% and 35.3%, respectively. The increase in the effective tax rate from the prior year quarter is primarily due to the recognition of a net discrete tax expense of $6.7 million and $6.9 million, respectively. There were no discrete items recognized in the prior year. Excluding the recognition of the discrete item, the effective tax rate for the quarter and six months ended December 31, 2017 would have been 28.0% and 29.8%, respectively. We expect the effective tax rate, excluding discrete items, for fiscal year 2018 to be approximately 30%, which reflects the application of the 21% U.S. statutory tax rate effective January 1, 2018. See Note 11 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("U.S, GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income, non-GAAP EPS, return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

These non-GAAP financial measures have limitations as analytical tools, and the non-GAAP financial measures that we report may not be comparable to similarly titled amounts reported by other companies. Analysis of results and outlook on a non-GAAP basis should be considered in addition to, and not in substitution for or as superior to, measurements of financial performance prepared in accordance with U.S. GAAP.

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

Net Sales by Segment:
	Quarter ended December 31,
	2017	2016	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$719,786	$593,833	$125,953	21.2%
Foreign exchange impact (a)	(9,669)	—
Net sales, constant currency	710,117	593,833	116,284	19.6%
Less: Acquisitions	(19,706)	—
Net sales, constant currency excluding acquisitions	$690,411	$593,833	$96,578	16.3%

Worldwide Communications & Services:
Net sales, as reported	$312,426	$310,959	$1,467	0.5%
Foreign exchange impact (a)	(4,162)	—
Net sales, constant currency	308,264	310,959	(2,695)	(0.9)%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$308,264	$310,959	$(2,695)	(0.9)%

Consolidated:
Net sales, as reported	$1,032,212	$904,792	$127,420	14.1%
Foreign exchange impact (a)	(13,831)	—
Net sales, constant currency	1,018,381	904,792	113,589	12.6%
Less: Acquisitions	(19,706)	—
Net sales, constant currency excluding acquisitions	$998,675	$904,792	$93,883	10.4%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2017 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2016.

Net Sales by Segment:
	Six months ended December 31,
	2017	2016	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$1,340,114	$1,221,043	$119,071	9.8%
Foreign exchange impact (a)	(15,293)	—
Net sales, constant currency	1,324,821	1,221,043	103,778	8.5%
Less: Acquisitions	(34,259)	—
Net sales, constant currency excluding acquisitions	$1,290,562	$1,221,043	$69,519	5.7%

Worldwide Communications & Services:
Net sales, as reported	$616,657	$616,314	$343	0.1%
Foreign exchange impact (a)	(6,576)	—
Net sales, constant currency	610,081	616,314	(6,233)	(1.0)%
Less: Acquisitions	(9,750)	(2,863)
Net sales, constant currency excluding acquisitions	$600,331	$613,451	$(13,120)	(2.1)%

Consolidated:
Net sales, as reported	$1,956,771	$1,837,357	$119,414	6.5%
Foreign exchange impact (a)	(21,869)	—
Net sales, constant currency	1,934,902	1,837,357	97,545	5.3%
Less: Acquisitions	(44,009)	(2,863)
Net sales, constant currency excluding acquisitions	$1,890,893	$1,834,494	$56,399	3.1%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2017 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2016.

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

	Quarter ended December 31, 2017				Quarter ended December 31, 2016
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$22,341	$20,310	$7,969	$0.31	$23,275	$35,781	$23,036	$0.91
Adjustments:
Amortization of intangible assets	5,487	5,487	3,648	0.14	4,165	4,165	2,740	0.11
Change in fair value of contingent consideration	6,913	6,913	4,742	0.18	1,791	1,791	1,000	0.04
Acquisition costs	—	—	—	—	335	335	335	0.01
Tax reform charges(a)			6,689	0.26	—	—	—	—
Legal settlement, net of attorney fees	—	—	—	—	—	(12,777)	(8,047)	(0.32)
Non-GAAP measures	$34,741	$32,710	$23,048	$0.90	$29,566	$29,295	$19,064	$0.75
(a) As a result of tax reform laws enacted in the United States and Belgium, we recognized a one-time charge of $6.7 million in the quarter ended December 31, 2017 from the estimated impact of the inclusion of foreign earnings and revaluation of deferred tax assets and liabilities.
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended December 31, 2017 and 2016, respectively:

	Quarter ended December 31,
	2017	2016
Return on invested capital ratio, annualized(a)	13.3%	13.8%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year (366 during leap years). There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2017	2016
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$7,969	$23,036
Plus: interest expense	2,285	912
Plus: income taxes	12,341	12,745
Plus: depreciation and amortization	9,901	6,588
EBITDA (non-GAAP)	32,496	43,281
Plus: Change in fair value of contingent consideration	6,913	1,791
Plus: Acquisition costs	—	335
Plus: Legal settlement, net of attorney fees	—	(12,777)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$39,409	$32,630

	Quarter ended December 31,
	2017	2016
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$852,976	$773,161
Equity – end of the quarter	860,787	787,536
Plus: Change in fair value of contingent consideration, net of tax	4,742	1,000
Plus: Acquisition costs, net of tax (a)	—	335
Plus: Legal settlement, net of attorney fees, net of tax	—	(8,047)
Plus: Tax reform charges	6,689	—
Average equity	862,597	776,993
Average funded debt (b)	311,327	162,483
Invested capital (denominator for ROIC) (non-GAAP)	$1,173,924	$939,476

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Our cash and cash equivalents balance totaled $35.4 million at December 31, 2017, compared to $56.1 million at June 30, 2017, including $26.8 million and $47.9 million held outside of the United States at December 31, 2017 and June 30, 2017, respectively. Checks released but not yet cleared in the amounts of $7.5 million and $8.3 million are included in accounts payable as of December 31, 2017 and June 30, 2017, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. Due to recent tax legislation in the United States, we are required to estimate a one-time transition tax on repatriation of foreign earnings during the quarter ended December 31, 2017. See Note 11 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital at December 31, 2017 was $754.5 million compared to $624.7 million at June 30, 2017 and $621.4 million at December 31, 2016. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Six months ended
	December 31,
	2017	2016
Cash provided by (used in):	(in thousands)
Operating activities	$(84,183)	$35,731
Investing activities	(147,064)	(87,065)
Financing activities	209,429	36,132
Effect of exchange rate change on cash and cash equivalents	1,159	(1,127)
Increase (decrease) in cash and cash equivalents	$(20,659)	$(16,329)

Net cash used by operating activities was $84.2 million for the six months ended December 31, 2017, compared to $35.7 million provided in the prior year period. Cash used in operating activities for the six months ended December 31, 2017 is primarily attributable to increased inventory and accounts receivable balances, partially offset by net income. Changes in working capital balances exclude balances acquired from POS Portal at acquisition for the six months ended December 31, 2017. Cash provided by operating activities for the six months ended December 31, 2016 is primarily from net income and decreases in inventory purchases, partially offset by increases in accounts receivable. Changes in working capital balances exclude balances acquired from Intelisys at acquisition for the six months ended December 31, 2016.

The number of days sales outstanding ("DSO") was 60 days at December 31, 2017, excluding Intelisys, compared to 61 days at June 30, 2017 and 60 days at December 31, 2016. Inventory turned 6.2 times, during the second quarter of fiscal year 2018 compared to 5.8 for the previous quarter, excluding POS Portal, and 6.0 times in the prior year quarter.

Cash used in investing activities for the six months ended December 31, 2017 was $147.1 million, compared to $87.1 million used in the prior year period. Cash used in investing activities for the six months ended December 31, 2017 primarily represents the cash used to acquire POS Portal, compared to cash used for the initial payment to acquire Intelisys in the prior year.

Management expects capital expenditures for fiscal year 2018 to range from $8 million to $11 million, primarily for IT investments.

For the six months ended December 31, 2017, cash provided by financing activities totaled to $209.4 million compared to $36.1 million provided in the prior year period. Cash provided by financing activities for the six months ended December 31, 2017 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Network1, Intelisys and POS Portal. Cash provided by financing activities for the six months ended December 31, 2016 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock and make contingent consideration payments to the former shareholders of Network1 and Imago.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants under the credit facility as of December 31, 2017.

There was $355.5 million and $91.9 million in outstanding borrowings on our $400 million revolving credit facility as of December 31, 2017 and June 30, 2017, respectively.

On a gross basis, we borrowed $1,279.2 million and repaid $1,015.7 million on our revolving credit facility in the six months ended December 31, 2017. In the prior year period, on a gross basis, we borrowed $829.1 million and repaid $764.3 million. The average daily balance during the six month periods ended December 31, 2017 and 2016 was $261.8 million and $129.7 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility as of December 31, 2017 and June 30, 2017. There was $44.6 million and $208.1 million available for additional borrowings as of December 31, 2017 and June 30, 2017, respectively.

As of December 31, 2017, the Company was obligated to pay certain earnout payments to the former shareholders of POS Portal, Intelisys and Network1 related to their acquisitions on July 31, 2017, August 29, 2016 and January 13, 2015, respectively. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The earnout payment due to the former shareholders of POS Portal was paid in full during the December quarter of the current fiscal year and was funded by cash from operations and our existing revolving credit facility. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. Future earnout payments for Network1 are expected to be funded by existing cash balances in Brazil and cash from operations.

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

As of December 31, 2017, we have made adjustments to our contingent consideration owed to the former shareholders Intelisys and Network 1. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 29, 2017.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately $2.2 million and $1.4 million increase or decrease annually in pre-tax income for the periods ending December 31, 2017 and 2016, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At December 31, 2017 and June 30, 2017 we had $360.9 million and $97.3 million, respectively, in variable rate long-term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments has the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.8 million increase or decrease in pre-tax income from translation for six months ended December 31, 2017 and 2016. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos and Peruvian nuevos soles. At December 31, 2017 and June 30, 2017, the fair value of the Company’s currency forward contracts outstanding was a net payable of less than $0.1 million. We do not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017. During the quarter ended December 31, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2016, the Company announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of the Company's common stock over three years. The following table presents the share-repurchase activity for the quarter ended December 31, 2017:

Period	Total number of shares purchased(a)	Average price paid per share(a)	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1, 2017 through October 31, 2017	103	$43.65	103	$99,664,707
November 1, 2017 through November 30, 2017	—	$—	—	$99,664,707
December 1, 2017 through December 31, 2017	45,798	$34.35	45,798	$99,664,707
Total	45,901	$34.37	45,901	$99,664,707

(a) Total number of shares purchased represents shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations. The purchases of these shares were not made pursuant to any publicly announced repurchase plan. No share repurchases occurred under the BOD authorization for the quarter ended December 31, 2017.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version) (incorporated by reference to Exhibit 10.1 of the registrant's Current Report filed with the SEC on Form 8-K on December 8, 2017).

10.2
Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version) (incorporated by reference to Exhibit 10.2 of the registrant's Current Report filed with the SEC on Form 8-K on December 8, 2017).

10.3
Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version) (incorporated by reference to Exhibit 10.3 of the registrant's Current Report filed with the SEC on Form 8-K on December 8, 2017).

10.4
Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version) (incorporated by reference to Exhibit 10.4 of the registrant's Current Report filed with the SEC on Form 8-K on December 8, 2017).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017; (ii) the Condensed Consolidated Income Statement for the quarter and six months ended December 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended December 31, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 6, 2018	Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 6, 2018	Executive Vice President and Chief Financial Officer (Principal Financial Officer)