Form 10-Q
period 2018-03-31
SCANSOURCE, INC.
filed 2018-05-08
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Stock, no par value per share	25,572,162

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2018

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$35,361	$56,094
Accounts receivable, less allowance of $47,139 at March 31, 2018 and $44,434 at June 30, 2017	664,091	637,293
Inventories	569,538	531,314
Prepaid expenses and other current assets	71,923	56,322
Total current assets	1,340,913	1,281,023
Property and equipment, net	74,582	56,566
Goodwill	303,458	200,881
Identifiable intangible assets, net	143,726	101,513
Deferred income taxes	12,795	29,491
Other non-current assets	52,501	48,829
Total assets	$1,927,975	$1,718,303
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$471	$—
Accounts payable	496,688	513,155
Accrued expenses and other current liabilities	96,006	104,715
Current portion of contingent consideration	40,802	30,675
Income taxes payable	7,500	7,730
Total current liabilities	641,467	656,275
Deferred income taxes	10,582	2,008
Long-term debt	4,957	5,429
Borrowings under revolving credit facility	276,730	91,871
Long-term portion of contingent consideration	60,976	83,361
Other long-term liabilities	55,467	42,214
Total liabilities	1,050,179	881,158
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,572,162 and 25,431,845 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	66,501	61,169
Retained earnings	871,945	849,180
Accumulated other comprehensive income (loss)	(60,650)	(73,204)
Total shareholders’ equity	877,796	837,145
Total liabilities and shareholders’ equity	$1,927,975	$1,718,303

June 30, 2017 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$895,637	$813,538	$2,852,408	$2,650,895
Cost of goods sold	791,749	720,867	2,529,632	2,368,155
Gross profit	103,888	92,671	322,776	282,740
Selling, general and administrative expenses	72,691	63,853	220,642	193,999
Depreciation expense	3,352	2,663	10,059	7,155
Intangible amortization expense	5,103	4,217	15,600	11,537
Change in fair value of contingent consideration	4,801	1,960	28,595	3,921
Operating income	17,941	19,978	47,880	66,128
Interest expense	2,784	780	6,655	2,281
Interest income	(887)	(1,040)	(2,349)	(2,948)
Other (income) expense, net	252	667	691	(11,280)
Income before income taxes	15,792	19,571	42,883	78,075
Provision for income taxes	5,143	7,147	20,118	27,799
Net income	$10,649	$12,424	$22,765	$50,276
Per share data:
Net income per common share, basic	$0.42	$0.49	$0.89	$1.99
Weighted-average shares outstanding, basic	25,572	25,262	25,503	25,311

Net income per common share, diluted	$0.42	$0.49	$0.89	$1.97
Weighted-average shares outstanding, diluted	25,606	25,400	25,607	25,458

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$10,649	$12,424	$22,765	$50,276
Unrealized gain on hedged transaction, net of tax	561	—	910	—
Foreign currency translation adjustment	4,194	4,762	11,644	(4,801)
Comprehensive income	$15,404	$17,186	$35,319	$45,475

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$22,765	$50,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,204	18,692
Amortization of debt issuance costs	242	223
Provision for doubtful accounts	5,939	5,632
Share-based compensation	4,855	4,862
Deferred income taxes	(3,061)	455
Excess tax benefits from share-based payment arrangements	—	(88)
Change in fair value of contingent consideration	28,595	3,921
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,950)	7,022
Inventories	(22,570)	41,509
Prepaid expenses and other assets	(2,904)	(8,125)
Other non-current assets	(3,114)	(32)
Accounts payable	(32,418)	(54,378)
Accrued expenses and other liabilities	(9,452)	11,720
Income taxes payable	(3,295)	2,435
Net cash (used in) provided by operating activities	(3,164)	84,124
Cash flows from investing activities:
Capital expenditures	(5,307)	(6,445)
Cash paid for business acquisitions, net of cash acquired	(143,768)	(83,804)
Payments for acquisition of intangible assets	—	(3,583)
Net cash (used in) investing activities	(149,075)	(93,832)
Cash flows from financing activities:
Borrowings on revolving credit	1,734,973	1,305,922
Repayments on revolving credit	(1,550,460)	(1,268,846)
Debt issuance costs	(296)	—
Repayments on capital lease obligation	(437)	(184)
Contingent consideration payments	(54,025)	(10,241)
Exercise and issuance of equity awards	2,126	6,514
Taxes paid on settlement of equity awards	(1,622)	(1,744)
Repurchase of common stock	—	(20,882)
Excess tax benefits from share-based payment arrangements	—	88
Net cash provided by financing activities	130,259	10,627
Effect of exchange rate changes on cash and cash equivalents	1,247	(132)
(Decrease) increase in cash and cash equivalents	(20,733)	787
Cash and cash equivalents at beginning of period	56,094	61,400
Cash and cash equivalents at end of period	$35,361	$62,187

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2018 and June 30, 2017, the results of operations for the quarters and nine months ended March 31, 2018 and 2017, the statements of comprehensive income for the quarters and nine months ended March 31, 2018 and 2017, and the statements of cash flows for the nine months ended March 31, 2018 and 2017. The results of operations for the quarters and nine months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2018 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $7.8 million and $8.3 million are included in accounts payable as of March 31, 2018 and June 30, 2017, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.4 million and $10.1 million for the quarter and nine months ended March 31, 2018 and $2.7 million and $7.2 million for the quarter and nine months ended March 31, 2017, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $1.0 million and $2.5 million for the quarter and nine months ended March 31, 2018, respectively. There was no depreciation expense reported as part of cost of goods sold prior to the acquisition of POS Portal on July 31, 2017. The Company's amortization expense reported on the Condensed Consolidated Income Statements relate to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.1 million and $15.6 million for the quarter and nine months ended March 31, 2018, respectively and $4.2 million and $11.5 million for the quarter and nine months ended March 31, 2017, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance was adopted by the Company prospectively on July 1, 2017. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the current practice of recognizing excess tax benefits in additional paid-in-capital ("APIC") and tax deficiencies in APIC to the extent that there is a sufficient APIC pool related to previously recognized excess tax benefits. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. As for classification on the statement of cash flows, excess tax benefits will no longer represent a financing activity since they are recognized in the income statement and will appropriately be classified as an operating activity. See the Condensed Consolidated Statements of

Cash Flows for the nine months ended March 31, 2018 for the prospective presentation of classifying excess tax benefits as an operating activity, not a financing activity as in prior years. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The Company elected to maintain its accounting policy to estimate the total number of forfeitures for stock awards granted. In regards to statutory withholding requirements, the new guidance stipulates that the net settlement of an award would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions.

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

	Quarter ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net Income	$10,649	$12,424	$22,765	$50,276
Denominator:
Weighted-average shares, basic	25,572	25,262	25,503	25,311
Dilutive effect of share-based payments	34	138	104	147
Weighted-average shares, diluted	25,606	25,400	25,607	25,458

Net income per common share, basic	$0.42	$0.49	$0.89	$1.99
Net income per common share, diluted	$0.42	$0.49	$0.89	$1.97

For the quarter and nine months ended March 31, 2018, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 952,351 and 534,082, respectively. For the quarter and nine months ended March 31, 2017, there were 442,001 and 454,006, respectively, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(3) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2018	June 30, 2017
	(in thousands)
Foreign currency translation adjustment	$(61,573)	$(73,217)
Unrealized gain (loss) on hedged transaction, net of tax	923	13
Accumulated other comprehensive income (loss)	$(60,650)	$(73,204)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in thousands)
Tax expense (benefit)	$108	$(271)	$487	$(179)

(4) Acquisitions
POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal, Inc. ("POS Portal") a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The agreement also included a cash earn-out payment up to $13.2 million based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ending September 30, 2017, which was paid in full during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. A portion of the escrow was released during the quarter ended December 31, 2017. As of March 31, 2018, the balance available in escrow was $13.1 million.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Purchase accounting for this acquisition was finalized during the December quarter. The goodwill balance is primarily attributed to expanding the Company's high-value capabilities and market reach across all payment channels. Goodwill, identifiable intangible assets and the related deferred tax liability are not deductible for tax purposes. Pro forma results of operations have not been presented for the acquisition of POS Portal because such results are not material to our consolidated results.

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

Intelisys

On August 29, 2016, the Company acquired substantially all the assets of Intelisys, a technology services company with voice, data, cable, wireless, and cloud services. Intelisys is part of the Company's Worldwide Communications and Services operating segment. With this acquisition, the Company broadens its capabilities in the telecom and cloud services market and expands its opportunities for high-growth recurring revenue.

Under the asset purchase agreement, the Company made an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, and agreed to make four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash as part of the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of March 31, 2018, the balance available in escrow was $8.5 million.

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
(5) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2018, by reporting segment, are as follows:

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2017	$36,260	$164,621	$200,881
Additions	101,198	—	101,198
Foreign currency translation adjustment	288	1,091	1,379
Balance as of March 31, 2018	$137,746	$165,712	$303,458

The Company completed the acquisition of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. The addition of goodwill in the Worldwide Barcode, Networking & Security segment is the result of this acquisition.

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2018.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2017	$101,513
Additions	57,000
Amortization expense	(15,600)
Foreign currency translation adjustment	813
Balance as of March 31, 2018	$143,726

The intangible asset additions represent acquired assets for trade names, customer relationships, non-compete agreements and an encryption key library related to the POS Portal acquisition. These assets will be amortized over a period of four to twelve years.

(6) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt as of March 31, 2018 and June 30, 2017.

	March 31, 2018	June 30, 2017
	(in thousands)
Current portion of long-term debt	$471	$—
Revolving credit facility	276,730	91,871
Long-term debt	4,957	5,429
Total debt	$282,158	$97,300

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

At March 31, 2018, the spread in effect was 1.875% for LIBOR-based loans and 0.875% for alternate base rate loans. The commitment fee rate in effect as of March 31, 2018 was 0.30%. The Company was in compliance with all covenants under the credit facility as of March 31, 2018.

The average daily outstanding balance during the nine month periods ended March 31, 2018 and 2017 was $277.3 million and $131.2 million, respectively. There was $123.3 million and $208.1 million available for additional borrowings as of March 31, 2018 and June 30, 2017, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of March 31, 2018 and June 30, 2017.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of March 31, 2018, the Company was in compliance with all covenants under this bond. The interest rate at March 31, 2018 and June 30, 2017 was 2.54% and 1.93%, respectively.

Debt Issuance Costs

As of March 31, 2018, net debt issuance costs associated with the credit facility and bond totaled $1.4 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $86.3 million and $67.1 million for the exchange of foreign currencies as of March 31, 2018 and June 30, 2017, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$1,115	$735	$2,057	$(225)
Net foreign currency transactional and re-measurement (gains) losses	(622)	(24)	(782)	1,856
Net foreign currency (gains) losses	$493	$711	$1,275	$1,631

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other (income) expense, net in the accompanying condensed consolidated income statements. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, and other currencies versus the U.S. dollar.

Interest Rates - The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement with a notional amount of $50.0 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarter and nine months ended March 31, 2018.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Balance Sheets, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$28	$—	$174	$—
Unrealized gain (loss) in fair value of interest rate swap	725	—	1,136	—
Net increase (decrease) in accumulated other comprehensive income (loss)	$753	$—	$1,310	$—
Income tax effect	192	—	400	—
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$561	$—	$910	$—

The Company used the following derivative instruments as of March 31, 2018 and June 30, 2017, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2018		June 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$209	$—	$35
Interest rate swap agreement	Other non-current assets	$1,331	$—	$21	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$112	$—	$131

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$22,550	$22,550	$—	$—
Forward foreign currency exchange contracts	209	—	209	—
Interest rate swap agreement	1,331	—	1,331	—
Total assets at fair value	$24,090	$22,550	$1,540	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$22,550	$22,550	$—	$—
Forward foreign currency exchange contracts	112	—	112	—
Liability for contingent consideration, current and non-current portion	101,778	—	—	101,778
Total liabilities at fair value	$124,440	$22,550	$112	$101,778

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

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1, Intelisys and POS Portal earnouts for the quarter and nine months ended March 31, 2018. The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017.

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2018			March 31, 2018
	Barcode, Networking & Security Segment	Communications & Services Segment	Total	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$97,031	$97,031	$—	$114,036	$114,036
Issuance of contingent consideration	—	—	—	13,098	—	13,098
Payments	—	—	—	(13,167)	(40,858)	(54,025)
Change in fair value of contingent consideration	—	4,801	4,801	69	28,526	28,595
Foreign currency translation adjustment	—	(54)	(54)	—	74	74
Fair value at end of period	$—	$101,778	$101,778	$—	$101,778	$101,778

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Imago, Network1 and Intelisys earnouts for the quarter and nine months ended March 31, 2017. The contingent consideration due to the former shareholders of Imago was paid in full during the quarter ended December 31, 2016.

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

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in connection with the future earnout payment for Network1 are subject to change as the liability is denominated in Brazilian real and subject to foreign exchange fluctuation risk. The Company will revalue the contingent consideration liabilities at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liabilities associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the United States and Brazilian markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of March 31, 2018 and June 30, 2017 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
March 31, 2018	Discounted cash flow	Weighted average cost of capital	15.9%
		Adjusted EBITDA growth rate	17.2%

June 30, 2017	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	17.0%

Worldwide Barcode, Networking & Security

POS Portal

The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. As such, no liability is recorded as of this reporting date and no change in fair value of the contingent consideration is recognized in the Condensed Consolidated Income Statements for the quarter ended March 31, 2018. For the nine months ended March 31, 2018, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million.

Worldwide Communications & Services Segment

Intelisys

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Intelisys recognized at March 31, 2018 was $93.7 million, of which $32.7 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $3.0 million and $12.2 million, respectively, for the quarter and nine months ended March 31, 2018. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount. The change in fair value for the nine month period is largely driven by the recurring amortization of the unrecognized fair value discount and an adjustment to the probability weights in the discounted cash flow model. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $115.6 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at March 31, 2017 was $101.5 million, of which $25.8 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $3.3 million and $6.5 million, respectively, for the quarter and nine months ended March 31, 2017. The change for the quarter and nine months period is driven by the recurring amortization of the unrecognized fair value discount.

Network1

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Network1 recognized at March 31, 2018 was $8.1 million, all of which is classified as current. For the quarter and nine months ended March 31, 2018, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $1.8 million and $16.3 million, respectively. The change in fair value for the quarter is primarily due to improved actual results. The change in fair value for the nine month period is primarily driven by a change in estimate of the current year payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and improved actual results for the nine month period. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $8.7 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings, before interest expense, income taxes, depreciation and amortization, plus the effects of foreign exchange.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at March 31, 2017 was $11.8 million, of which $5.5 million is classified as current. For the quarter and nine months ended March 31, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a gain of $1.3 million and $1.5 million, respectively, primarily driven by less than expected results, partially offset by the recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability.

Imago

The contingent consideration due to the former shareholders of Imago was paid in full during the quarter ended December 31, 2016. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a gain $1.1 million for the nine months ended March 31, 2017. The change in fair value is primarily driven by actual results that were less-than-expected, including special adjustments as determined by the stock purchase agreement. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar drove changes in the translation of this British pound-denominated liability.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$604,322	$548,971	$1,944,436	$1,770,015
Worldwide Communications & Services	291,315	264,567	907,972	880,880
	$895,637	$813,538	$2,852,408	$2,650,895
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,830	$1,828	$13,413	$5,183
Worldwide Communications & Services	3,740	4,182	12,172	11,002
Corporate	868	870	2,619	2,507
	$9,438	$6,880	$28,204	$18,692
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$69	$—
Worldwide Communications & Services	4,801	$1,960	$28,526	$3,921
	$4,801	$1,960	$28,595	$3,921
Operating income:
Worldwide Barcode, Networking & Security	$11,566	$11,175	$41,143	$36,729
Worldwide Communications & Services	6,375	8,803	6,909	30,232
Corporate	—	—	(172)	(833)
	$17,941	$19,978	$47,880	$66,128
Capital expenditures:
Worldwide Barcode, Networking & Security	$1,293	$1,144	$3,033	$2,522
Worldwide Communications & Services	529	943	1,237	2,033
Corporate	189	1,098	1,037	1,890
	$2,011	$3,185	$5,307	$6,445
Sales by Geography Category:
United States and Canada	$660,139	$619,590	$2,118,963	$2,016,561
International(1)	242,243	200,382	757,070	660,124
Less intercompany sales	(6,745)	(6,434)	(23,625)	(25,790)
	$895,637	$813,538	$2,852,408	$2,650,895

(1) For the quarters and nine months ended March 31, 2018 and 2017, there were no sales in excess of 10% of consolidated net sales to any single international country.

	March 31, 2018	June 30, 2017
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,032,920	$885,786
Worldwide Communications & Services	827,055	769,342
Corporate	68,000	63,175
	$1,927,975	$1,718,303
Property and equipment, net by Geography Category:
United States and Canada	$70,378	$51,853
International	4,204	4,713
	$74,582	$56,566

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

The Company expects total capital expenditures to range from $6 million to $8 million for fiscal year 2018, primarily for IT investments.

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

The Company settled the single remaining pre-acquisition contingency of approximately $2.3 million for CDC during the quarter ended March 31, 2018 and paid the remaining escrow balance to the former shareholders of CDC. The table below summarizes the balances and line item presentation of these pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017:

	March 31, 2018
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$—	$1,607
Other non-current assets	$—	$6,612
Liabilities
Accrued expenses and other current liabilities	$—	$1,607
Other long-term liabilities	$—	$6,612

	June 30, 2017
	CDC	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$2,212	$1,294
Other non-current assets	$—	$8,235
Liabilities
Accrued expenses and other current liabilities	$2,212	$1,294
Other long-term liabilities	$—	$8,235

Changes in these contingent liabilities and receivables from June 30, 2017 are driven by the settlement of CDC's pre-acquisition contingencies, lapse of the statute of limitations on a portion of the Network1 pre-acquisition contingencies and foreign currency translation.

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

Income taxes for the quarter and nine months ended March 31, 2018 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. The table below summarizes the effect of discrete items on the income tax rate for the quarter and nine months ended March 31, 2018.

	Quarter ended	Nine months ended
	March 31, 2018	March 31, 2018
	(in thousands)
Income before income taxes	$15,792	$42,883
Accrual income tax rate(1)	31.4%	30.4%
Accrued income tax expense, before discrete items	4,963	13,038
Discrete tax expense (benefit):
Transition tax on repatriation of foreign earnings	—	9,300
Remeasurement of deferred taxes (U.S.)	—	(3,510)
Remeasurement of deferred taxes (Belgium)	—	900
Other	180	390
Total net discrete tax expense	180	7,080
Provision for income taxes	$5,143	$20,118
Effective income tax rate	32.6%	46.9%
Income tax rate effect of discrete items	1.1%	16.5%

(1) The estimated effect of the rate change for the quarter and nine months ended March 31, 2018 is a benefit of approximately $1.3 million and $2.9 million, respectively.

The Company’s effective tax rate of 46.9% for the nine months ended March 31, 2018 differs from the current federal statutory rate of 21% primarily as a result of items recorded discretely, income derived from tax jurisdictions with varying income tax rates and the application of a blended U.S. federal rate for the current fiscal year as a result of tax reform legislation.
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
At March 31, 2018, the Company has not completed accounting for the tax effects of the enactment of the Tax Act. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impact. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the current fiscal year 2018. The Company made a reasonable estimate of the one-time transition tax and remeasurement of existing deferred tax balances. The transitional impacts resulted in a provisional income tax expense of $5.8 million as a discrete event for the quarter ended December 31, 2017. The Company has not been able to make a reasonable estimate for any additional outside basis difference inherent for foreign subsidiaries as these amounts continue to be reinvested in foreign operations. The Company continues to account for those items based on existing accounting under ASC 740, Income Taxes. The Company will continue to provide for U.S. income taxes for the current earnings of its Canadian subsidiary. The provisional estimates provided may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations, the Company's ongoing analysis of the new tax law and the Company's actual earnings for the fiscal year ending June 30, 2018.

The Company had approximately $2.1 million and $2.2 million of total gross unrecognized tax benefits as of March 31, 2018 and June 30, 2017, respectively. Of this total at March 31, 2018, approximately $1.4 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2013.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2018 and June 30, 2017, the Company had approximately $1.2 million and $1.1 million accrued for interest and penalties, respectively.
Financial results in Belgium for the quarter and nine months ended March 31, 2018 produced a pre-tax loss of approximately $1.5 million and $3.2 million, respectively. In the judgment of management, the conditions that gave rise to the recent losses are temporary and that it is more likely than not that the deferred tax asset will be realized. If Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. Belgium enacted a corporate tax reform law on December 25, 2017 which reduces the corporate tax rate from 33% to 25% over a three-year period. The Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $0.9 million as a discrete event during the quarter ended December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource, Inc. is a leading global provider of technology products and solutions. ScanSource, Inc. and its subsidiaries (the "Company") provide value-added solutions from over 500 technology vendors and sell to over 35,000 customers in the following specialty technology markets: point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, cloud and telecom services.

We operate our business under a structure that enhances our worldwide technology market focus and growth strategy. As a part of this structure, ScanSource has two technology segments: Worldwide Barcode, Networking & Security and Worldwide Communications & Services. We operate in the United States, Canada, Latin America and Europe.

Our key vendors include Aruba/HPE, Avaya, Axis, Bematech, CenturyLink, Cisco, Comcast Business, Datalogic, Elo, Epson, Extreme, Honeywell, HP, Ingencio, Jabra, Mitel, NCR, Plantronics, Polycom, Ruckus Wireless, Toshiba Global Commerce Solutions, Verifone, Verizon, Windstream and Zebra Technologies.

Recent Developments

The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, implements a territorial tax system and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, as well as creates new taxes on certain foreign-sourced earnings. See Note 11 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

On July 31, 2017 we acquired substantially all of the outstanding shares of POS Portal, a leading provider of payment devices and services primarily to the SMB market segment in the United States. POS Portal joined our Worldwide Barcode, Networking & Security operating segment. With the addition of POS Portal, we believe we have created the industry's leading payments channel, offering customers the solutions, services and support that can help them be successful.

Our Strategy

Our objective is to continue to grow profitable sales in the technologies we sell, focus on growth in higher margin businesses and offer more solutions to our customers. We continue to evaluate strategic acquisitions to enhance our technological offerings and service capabilities. In doing so, we face numerous challenges that require attention and resources. Certain business units and geographies are experiencing increased competition for the products and services we sell. This competition may come in the form of pricing, credit terms, service levels and product availability.

Results of Operations

Net Sales
The following tables summarize the Company’s net sales results by technology segment and by geographic location for the quarters and nine months ended March 31, 2018 and 2017.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2018	2017	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$604,322	$548,971	$55,351	10.1%	3.7%
Worldwide Communications & Services	291,315	264,567	26,748	10.1%	9.1%
Total net sales	$895,637	$813,538	$82,099	10.1%	5.4%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2018	2017	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,944,436	$1,770,015	$174,421	9.9%	5.1%
Worldwide Communications & Services	907,972	880,880	27,092	3.1%	1.2%
Total net sales	$2,852,408	$2,650,895	$201,513	7.6%	3.8%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to customers in North America, Latin America and Europe. For the quarter and nine months ended March 31, 2018, net sales for the Barcode, Networking & Security segment increased $55.4 million and $174.4 million compared to the prior-year quarter and nine month period, respectively, in part due to the addition of POS Portal. Excluding the foreign exchange positive impact and net sales from the POS Portal acquisition, adjusted net sales increased $20.0 million, or 3.7%, for the quarter ended March 31, 2018 and $89.6 million, or 5.1%, for the nine months ended March 31, 2018. The increase in net sales and adjusted net sales for the quarter and nine month period is primarily due to increased sales volume in North America and Europe.

Worldwide Communications & Services
The Communications & Services segment consists of sales to customers in North America, Latin America and Europe. For the quarter ended March 31, 2018, net sales increased $26.7 million compared to the prior-year quarter. Excluding the foreign exchange positive impact, adjusted net sales increased $24.1 million, or 9.1%, for the quarter. The increase in both net sales and adjusted net sales for the quarter is primarily due to increased sales volume in North America and Brazil.
For the nine months ended March 31, 2018, net sales for the Communications & Services segment increased $27.1 million, compared to the prior-year nine month period. Excluding the foreign exchange positive impact and net sales from the Intelisys acquisition for the three months ended September 30, 2017 and September 30, 2016, adjusted net sales increased $10.9 million, or 1.2%, for the nine months ended March 31, 2018. The increase in net sales and adjusted net sales for the nine month period is largely due to sales growth in Brazil, partially offset by lower sales volume in North America.

	Quarter ended March 31,				% Change, Constant Currency,
Net Sales by Geography:	2018	2017	$ Change	% Change	Excluding Acquisitions (a)
	(in thousands)
United States and Canada	$653,537	$613,157	$40,380	6.6%	2.9%
International	$242,100	$200,381	41,719	20.8%	13.0%
Total net sales	$895,637	$813,538	$82,099	10.1%	5.4%

	Nine months ended March 31,				% Change, Constant Currency,
	2018	2017	$ Change	% Change	Excluding Acquisitions (a)
	(in thousands)
United States and Canada	$2,095,519	$1,990,784	$104,735	5.3%	2.1%
International	756,889	660,111	96,778	14.7%	9.0%
Total net sales	$2,852,408	$2,650,895	$201,513	7.6%	3.8%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following table summarizes the Company’s gross profit for the quarters and nine months ended March 31, 2018 and 2017:

	Quarter ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$56,493	$45,850	$10,643	23.2%	9.3%	8.4%
Worldwide Communications & Services	47,395	46,821	574	1.2%	16.3%	17.7%
Gross profit	$103,888	$92,671	$11,217	12.1%	11.6%	11.4%

	Nine months ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$175,939	$144,057	$31,882	22.1%	9.0%	8.1%
Worldwide Communications & Services	146,837	138,683	8,154	5.9%	16.2%	15.7%
Gross profit	$322,776	$282,740	$40,036	14.2%	11.3%	10.7%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Barcode, Networking & Security segment increased for the quarter and nine months ended March 31, 2018, compared to the prior-year quarter and nine month period. Gross profit dollars for both periods increased primarily due to higher sales volumes, including results contributed by POS Portal. Gross profit margin increased for the quarter and nine month period largely due to the addition of POS Portal gross margin results.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars increased and gross profit margin decreased for the quarter ended March 31, 2018 compared to the prior-year quarter. Lower gross profit margins for the quarter are largely due to higher vendor program recognition in the prior year. Gross profit dollars and gross profit margin increased for the nine months ended March 31, 2018 compared to the prior-year nine month period. Gross profit dollars increased for the nine month period due to higher sales volume, including higher sales contributed by Intelisys. Gross profit margin increased for the nine months ended March 31, 2018 largely due to an improved sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2018 and 2017:

	Quarter ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Selling, general and administrative expenses	$72,691	$63,853	$8,838	13.8%	8.1%	7.8%
Depreciation expense	3,352	2,663	689	25.9%	0.4%	0.3%
Intangible amortization expense	5,103	4,217	886	21.0%	0.6%	0.5%
Change in fair value of contingent consideration	4,801	1,960	2,841	144.9%	0.5%	0.2%
Operating expenses	$85,947	$72,693	$13,254	18.2%	9.6%	8.9%

	Nine months ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)

Selling, general and administrative expenses	$220,642	$193,999	$26,643	13.7%	7.7%	7.3%
Depreciation expense	10,059	7,155	2,904	40.6%	0.4%	0.3%
Intangible amortization expense	15,600	11,537	4,063	35.2%	0.5%	0.4%
Change in fair value of contingent consideration	28,595	3,921	24,674	629.3%	1.0%	0.1%
Operating expenses	$274,896	$216,612	$58,284	26.9%	9.6%	8.2%

Selling, general and administrative expenses ("SG&A") increased $8.8 million and $26.6 million for the quarter and nine months ended March 31, 2018, respectively, as compared to the prior year. The increase in SG&A for the quarter and nine months is primarily due to increased employee-related expenses, largely due to recent acquisitions.

The increase in depreciation expense for the quarter and nine months ended March 31, 2018 of $0.7 million and $2.9 million, respectively, is largely due to the depreciation on assets acquired in our POS Portal acquisition and investments in IT systems.

The increase in amortization expense of $0.9 million and $4.1 million for the quarter and nine months ended March 31, 2018, respectively, is largely due to intangible assets acquired in our POS Portal acquisition.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded fair value adjustment expense of $4.8 million and $28.6 million for the quarter and nine months ended March 31, 2018, respectively. The expense from change in fair value of contingent consideration for the quarter is largely due to the recurring amortization of the unrecognized fair value discount and improved results for Network1. The expense for the nine months period is primarily driven by the recurring amortization of the unrecognized fair value discount, changes in the estimate of the current year payment to Network1 and better than expected results for both Network1 and Intelisys. An earnout payment was paid to the former shareholders of POS Portal during the quarter ended December 31, 2017.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2018 and 2017:

	Quarter ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$11,566	$11,175	$391	3.5%	1.9%	2.0%
Worldwide Communications & Services	6,375	8,803	(2,428)	(27.6)%	2.2%	3.3%
Corporate	—	—	—	nm*	nm*	nm*
Operating income	$17,941	$19,978	$(2,037)	(10.2)%	2.0%	2.5%

	Nine months ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$41,143	$36,729	$4,414	12.0%	2.1%	2.1%
Worldwide Communications & Services	6,909	30,232	(23,323)	(77.1)%	0.8%	3.4%
Corporate	(172)	(833)	661	nm*	nm*	nm*
Operating income	$47,880	$66,128	$(18,248)	(27.6)%	1.7%	2.5%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income increased and operating margin decreased for the current quarter ended March 31, 2018 compared to the prior-year quarter. The decrease in the operating margin is due to higher intangible amortization expense from the POS Portal acquisition.

Operating income increased and operating margin remained constant for the nine months ended March 31, 2018 compared to the prior year. The increase in operating income for the nine month period is largely due to increased sales volume and the addition of POS Portal.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter and nine months ended March 31, 2018 compared to the prior year largely due to the expense recognized from the change in fair value of contingent consideration.

Corporate

Corporate did not incur expense relating to acquisition costs for the quarters ended March 31, 2018 and 2017. Acquisition costs of $0.2 million were incurred for the nine months ended March 31, 2018 compared to $0.8 million in the prior-year nine month period.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2018 and 2017:

	Quarter ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Interest expense	$2,784	$780	$2,004	256.9%	0.3%	0.1%
Interest income	(887)	(1,040)	153	(14.7)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	493	711	(218)	(30.7)%	0.1%	0.1%
Other, net	(241)	(44)	(197)	447.7%	(0.0)%	(0.0)%
Total other (income) expense, net	$2,149	$407	$1,742	428.0%	0.2%	0.1%

	Nine months ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Interest expense	$6,655	$2,281	$4,374	191.8%	0.1%	0.1%
Interest income	(2,349)	(2,948)	599	(20.3)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	1,275	1,631	(356)	(21.8)%	0.1%	0.1%
Other, net	(584)	(12,911)	12,327	(95.5)%	(0.7)%	(0.0)%
Total other (income) expense, net	$4,997	$(11,947)	$16,944	(141.8)%	(0.7)%	0.0%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and nine months ended March 31, 2018 principally from higher borrowings on our multi-currency revolving credit facility.

Interest income consists primarily of interest income generated on longer-term interest bearing receivables and interest earned on cash and cash equivalents, principally in Brazil.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar, the U.S. dollar versus the Colombian peso and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. The Company's net foreign exchange losses reflect the net impact of changes in foreign currency exchange rates and the use of foreign exchange forward contracts to hedge against currency exposures.

Other income for the nine months ended March 31, 2017 includes a legal settlement, net of attorney fees, that did not recur in the current year.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2018, income tax expense was $5.1 million and $20.1 million, reflecting an effective tax rate of 32.6% and 46.9%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2017 was 36.5% and 35.6%, respectively. The decrease in the effective tax rate from the prior year quarter is primarily due to the reduction in the Federal statutory rate, resulting in a blended tax rate for the current fiscal year, while the increase in the effective tax rate from the prior year nine months is due to the recognition of a net discrete tax expense of $7.1 million year-to-date. Excluding the recognition of the discrete items, the effective tax rate for the quarter and nine months ended March 31, 2018 would have been 31.4% and 30.4%, respectively. We expect the effective tax rate, excluding discrete items, for fiscal year 2018 to be approximately 30.4%, which reflects the application of the 21% U.S. statutory tax rate effective January 1, 2018. See Note 11 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion, including an effective tax rate reconciliation detailing discrete items recognized for the period reported.

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

Net Sales in Constant Currency, Excluding Acquisitions
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior-year period. We also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions. Below we provide a non-GAAP reconciliation of net sales in constant currency, excluding acquisition (organic growth):

Net Sales by Segment:
	Quarter ended March 31,
	2018	2017	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$604,322	$548,971	$55,351	10.1%
Foreign exchange impact (a)	(12,949)	—
Net sales, constant currency	591,373	548,971	42,402	7.7%
Less: Acquisitions	(22,361)	—
Net sales, constant currency excluding acquisitions	$569,012	$548,971	$20,041	3.7%

Worldwide Communications & Services:
Net sales, as reported	$291,315	$264,567	$26,748	10.1%
Foreign exchange impact (a)	(2,697)	—
Net sales, constant currency	288,618	264,567	24,051	9.1%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$288,618	$264,567	$24,051	9.1%

Consolidated:
Net sales, as reported	$895,637	$813,538	$82,099	10.1%
Foreign exchange impact (a)	(15,646)	—
Net sales, constant currency	879,991	813,538	66,453	8.2%
Less: Acquisitions	(22,361)	—
Net sales, constant currency excluding acquisitions	$857,630	$813,538	$44,092	5.4%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2018 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2017.

Net Sales by Segment:
	Nine months ended March 31,
	2017	2016	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$1,944,436	$1,770,015	$174,421	9.9%
Foreign exchange impact (a)	(28,243)	—
Net sales, constant currency	1,916,193	1,770,015	146,178	8.3%
Less: Acquisitions	(56,620)	—
Net sales, constant currency excluding acquisitions	$1,859,573	$1,770,015	$89,558	5.1%

Worldwide Communications & Services:
Net sales, as reported	$907,972	$880,880	$27,092	3.1%
Foreign exchange impact (a)	(9,273)	—
Net sales, constant currency	898,699	880,880	17,819	2.0%
Less: Acquisitions	(9,750)	(2,863)
Net sales, constant currency excluding acquisitions	$888,949	$878,017	$10,932	1.2%

Consolidated:
Net sales, as reported	$2,852,408	$2,650,895	$201,513	7.6%
Foreign exchange impact (a)	(37,516)	—
Net sales, constant currency	2,814,892	2,650,895	163,997	6.2%
Less: Acquisitions	(66,370)	(2,863)
Net sales, constant currency excluding acquisitions	$2,748,522	$2,648,032	$100,490	3.8%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2018 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2017.

Non-GAAP Operating Income, Non-GAAP Pre-Tax Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions and changes in fair value of contingent consideration. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of operating income, pre-tax income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Quarter ended March 31, 2018				Quarter ended March 31, 2017
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$17,941	$15,792	$10,649	$0.42	$19,978	$19,571	$12,424	$0.49
Adjustments:
Amortization of intangible assets	5,103	5,103	3,590	0.14	4,217	4,217	2,774	0.11
Change in fair value of contingent consideration	4,801	4,801	3,272	0.12	1,960	1,960	1,194	0.05
Non-GAAP measures	$27,845	$25,696	$17,511	$0.68	$26,155	$25,748	$16,392	$0.65

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
Worldwide Barcode, Networking & Security:
GAAP operating income	$11,566	$11,175	$391	3.5%	1.9%	2.0%
Adjustments:
Amortization of intangible assets	2,310	1,098	1,212
Non-GAAP operating income	$13,876	$12,273	$1,603	13.1%	2.3%	2.2%

Worldwide Communications & Services:
GAAP operating income	$6,375	$8,803	$(2,428)	(27.6)%	2.2%	3.3%
Adjustments:
Amortization of intangible assets	2,793	3,119	(326)
Change in fair value of contingent consideration	4,801	1,960	2,841
Non-GAAP operating income	$13,969	$13,882	$87	0.6%	4.8%	5.2%

Consolidated:
GAAP operating income	$17,941	$19,978	$(2,037)	(10.2)%	2.0%	2.5%
Adjustments:
Amortization of intangible assets	5,103	4,217	886
Change in fair value of contingent consideration	4,801	1,960	2,841
Non-GAAP operating income	27,845	26,155	$1,690	6.5%	3.1%	3.2%

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2018	2017	$ Change	% Change	2018	2017
Worldwide Barcode, Networking & Security:
GAAP operating income	$41,143	$36,729	$4,414	12.0%	2.1%	2.1%
Adjustments:
Amortization of intangible assets	6,393	3,263	3,130
Change in fair value of contingent consideration	69	—	69
Non-GAAP operating income	$47,605	$39,992	$7,613	19.0%	2.4%	2.3%

Worldwide Communications & Services:
GAAP operating income	$6,909	$30,232	$(23,323)	(77.1)%	0.8%	3.4%
Adjustments:
Amortization of intangible assets	9,207	8,274	933
Change in fair value of contingent consideration	28,526	3,921	24,605
Legal settlement	952	—	952
Non-GAAP operating income	$45,594	$42,427	$3,167	7.5%	5.0%	4.8%

Corporate:
GAAP operating income	$(172)	$(833)	$661	nm*	nm*	nm*
Adjustments:
Acquisition costs	172	833	(661)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$47,880	$66,128	$(18,248)	(27.6)%	1.7%	2.5%
Adjustments:
Amortization of intangible assets	15,600	11,537	4,063
Change in fair value of contingent consideration	28,595	3,921	24,674
Acquisition costs	172	833	(661)
Legal settlement	952	—	952
Non-GAAP operating income	93,199	82,419	$10,780	13.1%	3.3%	3.1%

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters and nine months ended March 31, 2018 and 2017, respectively:

	Quarter ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Return on invested capital ratio, annualized(a)	11.2%	12.6%	12.4%	13.1%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year. There were 90 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$10,649	$12,424	$22,765	$50,276
Plus: Interest expense	2,784	780	6,655	2,281
Plus: Income taxes	5,143	7,147	20,118	27,799
Plus: Depreciation and amortization	9,438	6,880	28,204	18,692
EBITDA (non-GAAP)	28,014	27,231	77,742	99,048
Plus: Change in fair value of contingent consideration	4,801	1,960	28,595	3,921
Plus: Acquisition costs	—	—	172	833
Plus: Legal settlement, net of attorney fees	—	—	952	(12,777)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$32,815	$29,191	$107,461	$91,025

	Quarter ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$860,787	$787,536	$837,145	$774,496
Equity – end of the quarter	877,796	808,719	877,796	808,719
Plus: Change in fair value of contingent consideration, net of tax	3,272	1,194	19,018	2,241
Plus: Acquisition costs, net of tax (a)	—	—	172	833
Plus: Legal settlement, net of attorney fees, net of tax	—	—	771	(8,047)
Plus: Tax reform charges	—	—	6,689	—
Average equity	870,928	798,725	870,796	789,121
Average funded debt (b)	315,872	137,597	283,819	135,921
Invested capital (denominator for ROIC) (non-GAAP)	$1,186,800	$936,322	$1,154,615	$925,042

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

While adjusted EBITDA increased for the quarter and nine months ended March 31, 2018, ROIC decreased due to increased borrowings on our revolving credit facility.

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

Our cash and cash equivalents balance totaled $35.4 million at March 31, 2018, compared to $56.1 million at June 30, 2017, including $27.6 million and $47.9 million held outside of the United States at March 31, 2018 and June 30, 2017, respectively. Checks released but not yet cleared in the amounts of $7.8 million and $8.3 million are included in accounts payable as of March 31, 2018 and June 30, 2017, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. Due to recent tax legislation in the United States, we are required to estimate a one-time transition tax on repatriation of foreign earnings during the nine months ended March 31, 2018. See Note 11 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital at March 31, 2018 was $699.4 million compared to $624.7 million at June 30, 2017 and $616.1 million at March 31, 2017. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Nine months ended
	March 31,
	2018	2017
Cash provided by (used in):	(in thousands)
Operating activities	$(3,164)	$84,124
Investing activities	(149,075)	(93,832)
Financing activities	130,259	10,627
Effect of exchange rate change on cash and cash equivalents	1,247	(132)
Increase (decrease) in cash and cash equivalents	$(20,733)	$787

Net cash used by operating activities was $3.2 million for the nine months ended March 31, 2018, compared to $84.1 million provided in the prior-year period. Cash used in operating activities for the nine months ended March 31, 2018 is primarily attributable to increased inventory and accounts receivable, as well as lower accounts payable balances, partially offset by net income. Changes in working capital balances for the nine months ended March 31, 2018 exclude balances acquired from POS Portal at acquisition. Cash provided by operating activities for the nine months ended March 31, 2017 is primarily from net income and decreases in inventory purchases, partially offset by lower accounts payable balances. Changes in working capital balances for the nine months ended March 31, 2017 exclude balances acquired from Intelisys at acquisition.

The number of days sales outstanding ("DSO") was 64 days at March 31, 2018, excluding Intelisys, compared to 61 days at June 30, 2017 and 60 days at March 31, 2017. DSO increased largely due to an aging receivables portfolio, primarily in North America. Inventory turned 5.5 times, during the third quarter of fiscal year 2018 compared to 6.2 for the previous quarter, excluding POS Portal, and 5.6 times in the prior-year quarter.

Cash used in investing activities for the nine months ended March 31, 2018 was $149.1 million, compared to $93.8 million used in the prior-year period. Cash used in investing activities primarily represents the cash used to acquire POS Portal nine months ended March 31, 2018, and the initial payment to acquire Intelisys in the prior-year comparable period.

Management expects capital expenditures for fiscal year 2018 to range from $6 million to $8 million, primarily for IT investments.

For the nine months ended March 31, 2018, cash provided by financing activities totaled to $130.3 million compared to $10.6 million provided in the prior-year period. Cash provided by financing activities for the nine months ended March 31, 2018 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Network1, Intelisys and POS Portal. Cash provided by financing activities for the nine months ended March 31, 2017 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to repurchase common stock and make contingent consideration payments to the former shareholders of Network1 and Imago.

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

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the Company's ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants under the credit facility as of March 31, 2018.

There was $276.7 million and $91.9 million in outstanding borrowings on our revolving credit facility as of March 31, 2018 and June 30, 2017, respectively.

On a gross basis, we borrowed $1,735.0 million and repaid $1,550.5 million on our revolving credit facility in the nine months ended March 31, 2018. In the prior-year period, on a gross basis, we borrowed $1,305.9 million and repaid $1,268.8 million. The average daily balances during the nine month periods ended March 31, 2018 and 2017 were $277.3 million and $131.2 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility as of March 31, 2018 and June 30, 2017. There was $123.3 million and $208.1 million available for additional borrowings as of March 31, 2018 and June 30, 2017, respectively.

As of March 31, 2018, the Company was obligated to pay certain earnout payments to the former shareholders of Network1and Intelisys related to their acquisitions on August 29, 2016 and January 13, 2015, respectively. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The earnout payment due to the former shareholders of POS Portal was paid in full during the December quarter of the current fiscal year and was funded by cash from our existing revolving credit facility. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. The final payment for Network1 is expected to be funded from existing cash balances in Brazil.

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

As of March 31, 2018, we have made adjustments to our contingent consideration owed to the former shareholders Network1and Intelisys. See Note 8 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 29, 2017.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately $2.3 million and $1.3 million increase or decrease annually in pre-tax income for the periods ending March 31, 2018 and June 30, 2017, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At March 31, 2018 and June 30, 2017 we had $282.2 million and $97.3 million, respectively, in variable rate long-term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments has the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.7 million and $1.9 million increase or decrease in pre-tax income from translation for periods ending March 31, 2018 and June 30, 2017, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos and Peruvian nuevos soles. At March 31, 2018, the fair value of the Company’s currency forward contracts outstanding was a net receivable of less than $0.1 million. At June 30, 2017, the fair value of the Company's currency forward contracts outstanding was a net payable of less than $0.1 million. We do not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018. During the quarter ended March 31, 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2016, the Company announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of the Company's common stock over three years. No share repurchases occurred under the BOD authorization for the quarter ended March 31, 2018.

Period	Total number of shares purchased(a)	Average price paid per share(a)	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1, 2018 through January 31, 2018	—	$—	—	$99,664,707
February 1, 2018 through February 28, 2018	180	$33.47	—	$99,664,707
March 1, 2018 through March 31, 2018	—	$—	—	$99,664,707
Total	180	$33.47	—	$99,664,707

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017; (ii) the Condensed Consolidated Income Statement for the quarter and nine months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended March 31, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 8, 2018	Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 8, 2018	Executive Vice President and Chief Financial Officer (Principal Financial Officer)