Form 10-K
period 2018-06-30
SCANSOURCE, INC.
filed 2018-08-28
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2017 was $910,611,127, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2018
Common Stock, no par value per share	25,593,917 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2018 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended June 30, 2018.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and suppliers, termination of our relationship with key suppliers or a significant modification of the terms under which we operate with a key supplier, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions and the other factors set forth in "Risk Factors" contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource” or “we”) is at the center of the technology solution delivery channel, connecting businesses and providing solutions for their complex needs. Using a channel sales model, we provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, cloud and telecom services to market.
Our customers are businesses of all sizes that sell to end-users across many industries. Our customer channels include value-added resellers (“VARs”), sales partners or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around our customers to help them grow through reducing their costs, creating efficiencies and generating end-user demand for business solutions. We enable our customers to create, deliver and manage solutions for end-users across almost every vertical market in the United States, Canada, Latin America and Europe.
ScanSource was incorporated in South Carolina in 1992 and serves approximately 45,000 customers globally. Net sales for fiscal year ending June 30, 2018 totaled $3.8 billion. As a percentage of fiscal year 2018 net sales, approximately 75% of our business was in the United States and Canada, and approximately 14% in Latin America and 11% in Europe. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”
Strategy
We rely on a channel sales model to offer hardware, software, services and connectivity from technology suppliers to our customers (resellers, agents, ISOs, ISVs) to solve end-user needs. While we do not manufacture products, we are a leading channel sales partner for many of our technology suppliers and offer the industry leading technology solutions and services for our customers. Our solutions may include a combination of offerings from multiple suppliers or access to additional services, such as custom configuration, key injection, deployment, provisioning and integration support. We also offer our customers the flexibility of on-premise, cloud or hybrid solutions for their end-users.
As a trusted adviser to our customers, we understand end-users' needs and provide our customers with hardware, software, service and connectivity solutions. In addition, we drive growth for our customers through enhancing their capabilities with value-added support programs and services, including education and training, network assessments, implementation and marketing, designed to help our customers develop new technology practices and reach new end-users.
Part of our strategy is to expand in higher margin and adjacent markets to help our customers offer more products and services while building recurring revenue opportunities. In fiscal 2018, we acquired POS Portal, a leading provider of payments devices and services primarily to the small and medium-sized (“SMB”) business segment. POS Portal added to our offerings industry-leading services and capabilities in serving the U.S. payments channel. In fiscal 2017, we acquired Intelisys, an industry-leading technology services provider (also called a master agent) of business telecommunications and cloud services. Using a master agent business model, Intelisys acts as an intermediary connecting sales partners with service providers and suppliers who offer services to end-users. Intelisys’ sales partners earn commission payments from those service providers or suppliers on end-user sales, typically multi-year contracts. Intelisys earns a percentage of the commission streams, building more predictable, recurring revenues. Since our Intelisys business is a services model, the working capital requirements are very low and require no inventories.
Value Proposition
Our customer channels and supplier relationships serve as competitive advantages. From our position in the center of the solution delivery channel, we provide robust value to both our customers and our suppliers. We make it easier for our customers and suppliers to deliver leading technology solutions that drive business outcomes for end-users.
Value proposition for our customers:

•	Understand end-user needs

•	Provide more complete technology solutions

•	Offer market and technology solution expertise

•	Offer training, education and marketing services

•	Provide custom configuration, platforms and digital tools

•	Deliver technical support

•	Enable opportunities in emerging technologies

•	Reduce working capital requirements

•	Offer flexible financing solutions

•	Help provide navigation and understanding of supplier programs

Value proposition for our supplier:

•	Provide access to emerging, diverse and established customer channels

•	Create scale and efficiency

•	Serve small- and medium-sized businesses more efficiently

•	Deliver more complete technology solutions

•	Provide market insights

•	Offer expertise and technical support

•	Manage channel credit

•	Create demand

Financial Strength
Our consolidated balance sheet reflects financial strength. Our strong balance sheet and cash generated from our business provide us with the ability to execute our capital allocation plan, which includes organic growth, strategic acquisitions and share repurchases. We have the financial flexibility to invest in our business and in future growth.
Business Segments

We segment our business into two technology-focused areas that each operate in the U.S., Canada, Latin America, and Europe:

•	Worldwide Barcode, Networking & Security (“WW Barcode, Networking & Security”); and

•	Worldwide Communications & Services (“WW Communications & Services”).

Worldwide Barcode, Networking & Security Segment

The WW Barcode, Networking & Security portfolio of solutions includes enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. There are adjacencies among these technologies to develop and deliver solutions for our customers. These solutions include data capture and POS solutions that interface with computer systems to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.
The WW Barcode, Networking & Security segment includes the 2015 acquisition of KBZ, which specializes in video conferencing, services, and cloud, and the 2017 acquisition of POS Portal.
Worldwide Communications & Services Segment

The WW Communications & Services portfolio of solutions includes communications technologies and services for voice, video conferencing, wireless, data networking, cyber security, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.
The WW Communications & Services segment includes the 2015 acquisition of Network1, a leading value-added distributor of communications technologies, infrastructure solutions, digital networks and cyber security in Latin America, and the 2016 acquisition of Intelisys.
See Note 14 - Segment Information in the Notes to the Consolidated Financial Statements for disclosures of financial statement metrics, including revenue by each technology-focused segment.

Customers

Our customers are businesses of all sizes that sell to end-users across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and health care, among others. Our customers provide us with multiple routes-to-market through various channels, including: VARs, agents, ISOs, and ISVs. No single customer accounted for more than 6% of our total net sales for the fiscal year ended June 30, 2018.
VARs
Within VARs, our customers include specialty technology VARs, direct marketers, IT system integrators and service providers. Specialty technology VARs focus on one or more technologies, providing specialized knowledge and expertise for technology solutions, such as tailored software or integrated hardware. Direct marketers provide a very broad range of technology brands to business, government, education and healthcare markets. IT system integrators develop computer and networking solutions for end-user customers’ IT needs. Service providers deliver advanced multi-discipline services with customized solutions that bundle data, collaboration, cloud, network and digital telecommunication services for end-users' needs.
Sales Partner or Agents
Sales partners or agents focus on selling telecommunications and cloud services to end-users, advising about various services, technologies and cost alternatives to help them make informed choices. Sales partners or agents typically earn monthly commissions on multi-year contract sales as they build their recurring revenue business.
Independent Sales Organizations
ISOs focus on selling credit card processing and finding new merchant customers for credit card member banks. They offer on-going customer service and support and look to bundle hardware, software and processing services.
Independent Software Vendors
ISVs develop software, apps and integrated solutions. They generally focus on cloud solutions and sell bundled hardware, software and service solutions.
Suppliers
We provide products and services from more than 500 suppliers, including Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/Ruckus, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics/Polycom, RingCentral, Samsung, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Verizon, Windstream, XO and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.
We provide products and services from many of our key suppliers in all of our geographic markets; however, certain suppliers only allow distribution to specific geographies. We typically purchase products directly from the supplier and our supplier agreements generally do not restrict us from selling similar or competitive products or services. We have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand or supplier distribution policies.
Products from three suppliers, Avaya, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2018.

•
We have two non-exclusive agreements with Avaya. One agreement covers the distribution of Avaya products in the United States and Latin America, and the other agreement covers distribution of Avaya products in the United Kingdom and portions of continental Europe. Our Avaya agreements each have a one year term that automatically renews for additional one year terms. Either party may terminate upon 180 days' notice for the United States and Latin America agreement and upon 90 days' notice for the European agreement.

•
We have three non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States for our KBZ business and has a three year term; one agreement covers distribution of Cisco products in the Unites States for the rest of our business and has a two year term; and one agreement covers distribution of products in

Brazil and has a two year term. Each of these agreements must be renewed by written agreement. Either party may terminate the agreement upon 30 days' notice to the other party.

•
We have two non-exclusive agreements with Zebra. One agreement covers sales of Zebra products in North and South America, and the other agreement covers sales of Zebra products in Europe, the Middle East and Africa ("EMEA"). The Zebra agreements each have a one year term that automatically renews for additional one year terms, and either party may terminate the agreement upon 30 days' notice to the other party.

In addition to the agreements mentioned above, we have written agreements with almost all of our other suppliers. These agreements generally include the following terms:

•
Non-exclusive distribution rights to resell products and related services in geographical areas (vendor agreements often include territorial restrictions that limit the countries in which we can sell their products and services).

•	Short-term periods, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days' notice.

•	Stock rotation rights, which give us the ability, subject to limitations, to return for credit or exchange a portion of the items purchased.

•	Price protection provisions, which enables us to take a credit for declines in inventory value resulting from the vendor's price reductions.

Along with our inventory management policies and practices, these stock rotation rights and price protection provisions are designed to reduce our risk of loss due to slow-moving inventory, vendor price reductions, product updates and obsolescence.
We participate in various rebate, cash discount and cooperative marketing programs offered by our suppliers to support expenses associated with selling and marketing the suppliers' products and services. These rebates and purchase discounts are largely influenced by sales volumes and are subject to change.
Our suppliers generally warrant their products we sell and allow returns of defective products, including those returned to us by our customers. For three of our product offerings, we offer a self-branded warranty program. We purchase contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill our obligations to service or replace defective product claimed on these warranty programs. To maintain customer relations, we also facilitate returns of defective products from our customers by accepting for exchange, with our prior approval, most defective products within 30 days of invoicing. In addition, local laws may in some cases impose warranty obligations on the Company.
Offerings and Markets
We currently market over 100,000 products from over 500 hardware, software and service suppliers to approximately 45,000 customers. We sell products and services to the U.S. and Canada from our facilities located in Mississippi, California and Kentucky; into Latin America principally from facilities located in Florida, Mexico, Brazil, Colombia and Chile; and into Europe principally from facilities located in Belgium, France and the United Kingdom. See "Risk Factors," for a discussion of the risks related to our foreign operations. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities. These drop-shipment arrangements represent approximately 25% of fiscal year 2018 net sales.

Our offerings to our customers include hardware, software, services and connectivity from leading technology suppliers, including the flexibility of on-premise, cloud and hybrid solutions. We believe that customers want to offer end-users complete technology solutions that solve real business needs and drive business outcomes. We align our teams, tools, and processes to help our customers grow by providing more complete solutions through a better understanding of end-users’ need. We may provide a combination of offerings from multiple suppliers or give our customers access to additional services, such as configuration, key injection, integration support and others to deliver solutions.
We provide our customers and suppliers an array of pre-sale business tools and value-added services, including market and technology solution expertise, education and training, product configuration tools, technical support, logistics and channel financial services. These services allow our customers to gain knowledge and experience on marketing, negotiation and selling, to improve customer service, to profitably grow their business and be more cost effective. Our business is enhanced by our ability and our willingness to provide the extra level of services that keeps both our customers and our suppliers satisfied.
We bring technology solutions and services that include the following offerings:

•
POS: We provide POS solutions for retail, grocery and hospitality environments to efficiently manage in-store sales and operations. POS solutions include computer-based terminals, tablets, monitors, payment processing solutions, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. These solutions may include self-service checkout, kiosks and products that attach to the POS network in the store, including network access points, routers and digital signage.

•
Payments: We offer payment terminals, comprehensive key injection services, reseller partner branding, extensive key libraries, ability to provide point-to-point encryption (“P2PE”), and redundant key injection facilities. We have the resources to deliver secure payment devices that are preconfigured and ready for use. In addition, we partner with ISVs to deliver to merchants integrated tablet POS solution hardware that a merchant may purchase outright or “as a service,” and which includes merchant hardware support and next-day replacement of tablets, terminals and peripherals.

•
Barcode: We offer automatic identification and data capture (“AIDC”) technology that incorporates the capabilities for electronic identification and data processing without the need for manual input. These solutions consists of a wide range of products that include portable data collection terminals, wireless products, bar code label printers and scanners. As AIDC technology has become more pervasive, applications have evolved from traditional uses, such as inventory control, materials handling, distribution, shipping and warehouse management, to more advanced applications, such as health care.

•
Physical Security: We provide electronic physical security solutions that include identification, access control, video surveillance and intrusion-related products and networking infrastructure. Physical security products are used every day across every vertical market to protect lives, property and information. These technology solutions require specialized knowledge to deploy effectively, and we offer in-depth training and education to our customers to enable them to maintain the appropriate skill levels.

•
Unified Communications and Collaboration: We provide unified communications and collaboration capabilities, such as voice, video, audio conferencing, web conferencing and messaging. These offerings combine voice, data, fax and speech technologies with computers, telecommunications and the internet to deliver communications solutions on-premise, from the cloud and as a hybrid. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol ("VoIP") systems, private branch exchanges (“PBXs”), call center applications, video conferencing, desk phones and other endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end-user customers to consume and pay for communications services typically on a monthly subscription basis.

•
Cloud and Telecom Services: We offer business communications services, including voice, data, access, cable collaboration, wireless and cloud. We focus on empowering and educating customers so they can advise end-users in making informed choices about services, technology and cost savings. We have contracts with more than 150 of the world’s leading telecom carriers and cloud services providers.

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," below for a discussion of the amount of our net sales contributed by business segment.
Our People
The strength of our Company is our people, working together to help our customers grow their businesses. As of June 30, 2018, we had more than 2,600 employees, of which approximately 1,500 are in the United States and 1,100 are located internationally in Canada, Latin America and Europe. We have no organized labor or trade unions in the United States. We consider our relations with our employees to be good.
Competition
We believe we are a leader in the specialty markets we serve. The market for technology products and solutions is highly competitive, both in the United States and internationally. Competitive factors include price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information.
Our competitors include local, regional, national and international distributors, as well as suppliers that sell directly to resellers and to end-users. In addition, our competitors include master resellers that sell to franchisees, third-party dealers and end-users.

Certain current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and local or regional changes in customer requirements from the specialized market focus. Competition has increased over the last several years as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.
In our WW Barcode, Networking & Security segment, we compete with broad-line distributors, such as Ingram Micro, Synnex and Tech Data in most geographic areas, and more specialized security distributors, such as ADI and Anixter. Additionally, we also compete against other smaller, more specialized AIDC and POS distributors, such as Azerty, BlueStar, Jarltech and Nimax. In our WW Communications & Services segment, we compete against broad-line distributors, such as Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne and Westcon. Additionally, for Intelisys' technology services, we also compete against other smaller, master agents, such as Avant and Telarus. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers.
Sales
Our sales department consists of inside and field sales representatives located in the United States, Canada, Brazil, Chile, Colombia, Mexico, Peru, Belgium, France, Germany, the United Kingdom, the Netherlands, Poland and Spain. The majority of our customers are assigned to a dedicated sales representative or team whose main focus is developing customer relationships and providing the customer with the solutions to meet their end-user’s needs. Our sales teams are advocates for and trusted advisers to our customers. Sales teams are often responsible for developing technical expertise within broad product markets, recruiting customers, creating demand, negotiating pricing and reviewing overall product and service requirements of our customers. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by vendor representatives and bi-weekly meetings among product, marketing and sales managers.
Our sales teams also provide customers with online ordering, API, EDI and other information systems, allowing customers to easily gain access to product specifications, availability, and customized pricing, as well as the ability to place and follow the status of orders.
Marketing
We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American, Latin American and European markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce; email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our customers and suppliers - ensuring we help our partners create, deliver and manage solutions for end-users across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events, and training and certification courses with leading suppliers in an effort to recruit prospective customers.
Operations
Information Technology Systems
Starting in 2015, we rolled-out a new, global SAP information system designed to replace the current existing systems. This new system is currently operating in the U.S. and Canada, excluding Intelisys and POS Portal; in Europe; and in Latin America, excluding Brazil. Our information systems are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Our customers and employees rely on our information systems for on-line, real-time information on pricing, inventory availability and reservation and order status. Our warehouse operations use bar code technology for receiving and shipping and automated systems for freight processing and shipment tracking, each of which is integrated with our multiple information systems. The customer service and technical support departments employ systems for documentation and faster processing of customer inquiries. To ensure that adequate inventory levels are maintained, our buyers depend on the system’s purchasing and receiving functions to track inventory on a perpetual basis.

Warehouse and Shipping Strategy
We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and serves primarily all of North America. We also acquired warehouses in California and Kentucky through our POS Portal acquisition. Our European operations utilize a limited number of distribution centers located in Belgium, France and the United Kingdom. Warehouses for our Latin American operations are located in Florida, Mexico, Brazil, Colombia and Chile. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize a customer’s need for inventory.
Financial Services
Our sales terms compete within our specific geographic areas to facilitate various third-party financing options, which include leasing, flooring and other secured financing for qualified customers. We believe this policy reduces the customer’s need to establish multiple credit relationships.
Trade and Service Marks
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
Certain of our tradenames, trademarks and service marks are registered, or are in the process of being registered, in the United States or various other countries. We have been issued registrations for the marks including, among others, "ScanSource," "Catalyst Telecom," and "Network1" in countries in our principal markets. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. These marks do not have value assigned to them and have a designated indefinite life. We do not believe that our operations are dependent upon any of our marks. We also sell products and provide services under various third-party tradenames, trademarks and service marks, some of which we reference in this report, and these tradenames, trademarks, and service marks are the property of their respective owners.
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

The following are certain risks that could affect our business, financial position and results of operations. These risks should be considered in connection with evaluating an investment in our company and, in particular, the forward-looking statements contained in this Report because these risks could cause the actual results to differ materially from those suggested by the forward-looking statements. Additionally, there are other risks which could impact us that we may not describe, because we currently do not perceive them to be material or because they are presently unknown. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

Acquisitions - Our growth strategy includes acquisitions of companies that complement or expand our existing business. Acquisitions involve unique risks and uncertainties.

We have acquired, and expect to continue to acquire, companies that complement or expand our existing business in the United States and internationally, and some of these acquisitions may be in business lines where we have little, if any, experience. Acquisitions entail a number of risks, including that the acquired company will not perform as expected and that we will be responsible for unexpected costs or liabilities. In addition, increases in the size and complexity of our business may place a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there are no assurances that we will be able to manage the acquisition process or newly acquired companies effectively. It is not always possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations under Section 404 of the Sarbanes-Oxley Act of 2002.
Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our acquisition opportunities could damage our reputation, limit our future growth, and adversely affect our business, financial condition and operating results.
International operations - Our international operations expose us to risks that are different from, and possibly greater than, the risks we are exposed to domestically.

We currently have significant facilities outside the United States, and a substantial portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•	Fluctuations of foreign currency and exchange rates, which can impact sales, costs of the goods we sell and the reporting of our results and assets on our financial statements;

•
Changes in international trade laws, trade agreements, or trading relationships affecting our import and export activities, including export license requirements, restrictions on the export of certain technology and tariff changes, or the imposition of new or increased trade sanctions;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Changes in, or expiration of, various foreign incentives that provide economic benefits to us;

•	Labor laws or practices that impact our ability and costs to hire, retain and discharge employees;

•	Difficulties in staffing and managing operations in foreign countries;

•
Changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), and laws related to data privacy such as GDPR and other similar privacy laws that impact our IT systems and processes;

•	Global economic and financial market instability related to the U.K.’s referendum withdrawal from the E.U., as well as instability from the possibility of withdrawal of other E.U. member states:

•	Potential political and economic instability and changes in governments;

•
Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and similar laws of other jurisdictions, governing our business activities outside the United States, the violation of which could result in severe penalties, including monetary fines, criminal proceedings and suspension of export or import privileges; and

•	Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers, suppliers or service providers.

We currently transact business in the U.K., where we also have offices and a distribution center, and in key E.U. markets. A majority of U.K. voters voted for the U.K. to exit the E.U. (“Brexit”). Negotiations have commenced to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and the rest of the world. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers and employees.

We have substantial operations in Brazil and other Latin American countries and face risks related to these countries' complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil, Chile, Colombia, Mexico and Peru have greater political volatility and vulnerability to infrastructure and labor disruptions, are more likely to experience market and interest rate fluctuations and may have higher inflation. In addition, doing business in these countries poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating underdeveloped infrastructure and identifying and retaining qualified suppliers, resellers, agents and service providers, among other risks. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, or similar local anti-bribery laws. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets is increasing. Our success in integrating our Brazilian and additional Latin American operations is important to our growth strategy. If we cannot successfully increase our business in these countries, our product sales, financial condition and results of operations could be adversely affected.
Credit exposure - We have credit exposure to our customers. Any adverse trends or significant adverse incident in their businesses could cause us to suffer credit losses.
As is customary in our industry, we extend credit to our customers, and most of our sales are on open accounts. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.
While we evaluate our customers' qualifications for credit and monitor our extensions of credit, and in some instances purchase credit insurance, these efforts cannot prevent all credit losses and any credit losses negatively impact our performance. In addition, for financial reporting purposes, we estimate future credit losses and establish reserves. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted beyond what is expected. If there is deterioration in the collectability of our receivables, or if we are unable to collect under credit insurance policies, or if we fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.
In addition, extending credit to international customers involves additional risks. It is often more difficult to evaluate credit risk with a customer or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. As a result of these factors and other challenges in extending credit to international customers, we generally face greater credit risk from international sales compared to domestic sales.
Organic growth strategies - If we fail to effectively manage and implement our organic growth strategies, we may experience a negative effect on our business and financial results.

A significant component of our growth strategy is to expand our channels. Expansion of our existing products and services in our existing channels and entry into new channels may divert our resources and systems, require additional resources that might not be available (or available on acceptable terms), result in new or more intense competition, require longer implementation times or greater expenditures than anticipated and otherwise fail to achieve timely desired results, if at all. If we are unable to increase our sales and earnings by expanding our product and service offerings in a cost effective manner, our results may suffer.
Our ability to successfully manage our organic growth will require continued enhancement of our operational, managerial and financial resources, controls, and model. Our failure to effectively manage our organic growth could have an adverse effect on our business, financial condition and results of operations.
Suppliers - Changes to supply agreement terms or lack of product availability from our suppliers could adversely affect our operating margins, revenues or the level of capital required to fund our operations.
A significant percentage of our net sales relates to products we purchase from relatively few suppliers. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key suppliers could adversely affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. We have no guaranteed price or delivery agreements with our suppliers. In certain product categories, limited price protection or return rights offered by our suppliers may have a bearing on the amount of product we are willing to stock. Our inability to pass through to our customers the impact of these changes, as well as if we fail to develop or maintain systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.
We receive purchase discounts and rebates from some suppliers based on various factors, including goals for quantitative and qualitative sales or purchase volume and customer related metrics. Certain purchase discounts and rebates may affect gross margins. Many purchase discounts from suppliers are based on percentage increases in sales of products. Our operating results could be adversely impacted if these rebates or discounts are reduced or eliminated or if our suppliers significantly increase the complexity of their refund procedures and thus increase costs for us to obtain such rebates.
Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our suppliers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply products on a timely basis. In addition, our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality.  As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products or be unable to purchase our desired volume of products. Suppliers that currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse impact on our operating results. We cannot provide any assurances that suppliers will maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or a product lines.
Increasingly, our suppliers are combining and merging, leaving us with fewer alternative sources. Supplier consolidation may also lead to changes in the nature and terms of relationships with our suppliers. Any loss or deterioration of a major supplier relationship could adversely affect our business, financial condition and results of operations.
As of December 15, 2017, Avaya completed a restructuring and emerged from Chapter 11 of the U.S. Bankruptcy Code. Avaya is one of our largest suppliers, and while we expect Avaya to operate successfully following this reorganization, the bankruptcy may result in a loss of customer confidence that will negatively impact sales.  Any such adverse outcome could have an adverse effect on our business, financial condition and results of operations.
Competition - We experience intense competition in all of our markets. This competition could result in reduced margins and loss of our market share.

Our markets are fiercely competitive. We compete on the basis of price, product and service availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability and terms, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services, and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware and service suppliers that sell directly to resellers and to end-users. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-users. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, that are specialty two-tier or mixed model master resellers, may be able to respond more quickly to new or emerging technologies and changes in customer requirements in their regions. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.
As a result of intense price competition in our industry, our gross margins and our operating profit margins historically have been narrow, and we expect them to continue to be narrow in the future. To remain competitive, we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have an adverse impact on our results of operations. We do not offer any assurance that we will not lose market share, or that we will not reduce our prices in response to the action of our competitors and thereby experience a reduction in our gross margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.
Customers - We operate in a highly competitive environment and good customer relations are critical to our success. There can be no assurance that we will be able to retain and expand our customer relationships or acquire new customers.

Meeting our customers' needs quickly and fairly is critical to our business success. Transactions with our customers generally are performed on a purchase order basis rather than under long term supply agreements. Therefore, our customers readily can choose to purchase from other sources. From time to time, we experience shortages in availability of some products from suppliers, and this impacts customers' decisions regarding whether to make purchases from us. Anything that negatively influences customer relations also can negatively impact our operating results.
Customer consolidation also may lead to changes in the nature and terms of relationships with our customers. The loss or deterioration of a major customer relationship could adversely affect our business, financial condition and results of operations.
People - If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.
Our operating results could be adversely affected by increased competition for employees, higher employee turnover or increased salary and benefit costs. Our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, sales, IT, operational, finance and administrative personnel. We have built our business on a set of core values, and we attempt to hire and retain employees who are committed to these values and our culture of providing exceptional service to our customers and suppliers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.
Many of our employees work in small teams to provide specific services to customers and suppliers. They are trained to develop their knowledge of products, services, programs and practices and customer business needs, as well as to enhance the skills required to provide exceptional service and to manage our business. As they gain experience and develop their knowledge and skills, our employees become highly desired by other businesses. Therefore, to retain our employees, we have to provide a satisfying work environment and competitive compensation and benefits. If our costs to retain our skilled employees increase, then our business, financial condition and operating results could be adversely affected.
IT Systems - Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems could disrupt our business.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning ("ERP") systems. In order to continue support of our growth, we are making significant technological upgrades to our information systems. This is a lengthy and expensive process that has resulted, and will continue to result in resource diversion from other operations.
Our new global ERP system is currently operating in Europe, Latin America, excluding Brazil, and North America, excluding Intelisys and POS Portal. As we continue to implement our new ERP system in locations, any disruptions, delays or deficiencies in the implementation of the system, or in the performance of our legacy systems, could adversely affect our ability to effectively run and manage our business and potentially our customers' ability to access our price and product availability information or place orders. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, financial condition and results of operations.
In addition, the information systems of companies we acquire may not meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our financial results and operations.
Our customers rely on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business. Many of our customers use our website to check real-time product availability, see their customized pricing and place orders. While our website has not experienced any material disruptions or security breakdowns, it may in the future and any disruptions could harm our relationship with our suppliers, customers and other business partners. Any material disruption of our website or the Internet in general could impair our order processing or prevent our suppliers and customers from accessing information and cause us to lose business.
Cyber security risk - Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers' or our business partners' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of service providers or business partners may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. With constant changes in the security landscape, experienced computer programmers and hackers may be able to penetrate our network security, or that of our third-party service providers, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

We are subject to laws and regulations relating to customer privacy and the protection of personal information. Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or our information or other breach of such information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.
Economic weakness - Economic weakness and geopolitical uncertainty could adversely affect our results and prospects.

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products and services, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead us to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which may adversely impact our profitability. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transact business, which may negatively impact our results. Economic weakness and geopolitical uncertainty also make it more difficult for us to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.
Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing customer needs or requirements, and thus may become less competitive.

The market for our products and services is subject to rapid technological change, evolving industry standards and changes in customer demand, which can contribute to the decline in value or obsolescence of inventory. Although most of our suppliers provide us with certain protections from the loss in value of inventory (such as price protection and certain rights of return), we cannot be sure that such protections will fully compensate for any loss in value, or that the suppliers will choose to, or be able to, honor such agreements.
Our ability and our supplier's ability to anticipate and react quickly to new technology trends and customer requirements is crucial to our overall success, financial condition and results of operations. If our suppliers fail to evolve their product and service offerings, or if we fail to evolve our product and service offerings or engage with desirable suppliers in time to respond to, and remain ahead of, new technological developments, it would adversely affect our ability to retain or increase market share and revenues. New technologies may emerge that quickly surpass the capabilities of the products we currently hold in inventory or have access to sell through our existing supplier network, and our customers may no longer view our product offerings as desirable or necessary, which could result in a reduction in our market share and ability to obtain sufficient profit margins. Some of our competitors and our suppliers’ competitors may be better at adapting to disruptive technology or entering new markets. Our future success depends, in part, on our ability to adapt and manage our product offerings to meet customer needs at prices that our customers are willing to pay.
Foreign currency - Our international operations expose us to fluctuations in foreign currency exchange rates that could adversely affect our results of operations.

We transact sales, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Volatility in foreign exchange rates increase our risk of loss related to products and services purchased in a currency other than the currency in which those products and services are sold. We maintain policies to reduce our net exposure to foreign currency exchange rate fluctuations through the use of derivative financial instruments, however there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect our financial results. Because our consolidated financial statements are presented in U.S. dollars, we must translate our financial statements into U.S. dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchanges rates between the U.S. dollar and other currencies we transact in may positively or negatively affect our results of operations. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect our earnings from those markets.

Centralized functions - We have centralized a number of functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations would have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse. Similarly, for the primary business operations, we utilize a single information system based in the United States for the majority of our North American, Latin American and European operations, while our Brazilian operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

Inventory - The value of our inventory may be adversely affected by market and other factors.

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers, by technological changes affecting the usefulness or desirability of our products or by foreign currency fluctuations. Most of our supplier agreements and most manufacturers’ policies have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items. However, these protections are limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these protections are not always reflected in supplier agreements and their application in a particular situation is dependent upon negotiations with our suppliers. As a result, occasionally we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition or results of operations.
Liquidity and capital resources - Market factors may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or customers could also increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility, secured and unsecured borrowings to satisfy our capital needs and to finance growth. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs, such capital may not be available to us on terms acceptable to us, or at all. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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

Reliance on third parties - We are dependent on third parties for some services, including the delivery of a majority of our products, logistics and warehousing. Changes in shipping terms or the failure or inability of our third-party shippers to perform could have an adverse impact on our business and results of operations.

We rely on third parties to perform certain services for our business and for our customers, which, if not performed by these third parties in accordance with the terms of the arrangement, could result in significant disruptions or costs to our organization, including monetary damages and an adverse effect on our customer relationships.

In particular, we are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our customers. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs. Increases in our shipping costs may adversely affect our financial results if we are unable to pass on these higher costs to our customers.
In Europe, Brazil and other Latin American countries, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our customers, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified timely, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations and financial performance.

Increased government regulation - We may be subject to additional costs and subject to fines and penalties because certain governmental entities are end-users of products that we sell.

Certain of our customers sell our products to government entities, which requires us to comply with additional laws, regulations and contractual requirements relating to how we conduct business. In complying with such laws, regulations, and other requirements, we may incur additional costs. In addition, non-compliance with such laws, regulations, and other requirements also may expose us to fines and penalties, including contractual damages or the loss of certain contracts or business. We also may be subject to increased scrutiny and investigation into our business practices, which may increase operating costs and increase legal liability, as well as expose us to additional reputational risk.
Fair value measurement of contingent consideration, goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have structured several of our acquisitions with upfront payments and additional earnout payments. In accordance with ASC 805, Business Combinations, a liability for the contingent consideration driven by an earn-out must be recorded at the onset of the purchase and must be revalued at every reporting period. Changes in the fair value of the liability are recorded as an adjustment to operating income. These changes can occur due to changes in estimated future financial results, the probabilities of achieving these results, the discount rate reflective of our creditworthiness and the market risk premium associated with the relevant market. Both gains and losses can occur due to changes in these fair value estimates, thus increasing volatility of our earnings.
We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks, and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.
Failure to comply with environmental regulations - We are subject to various environmental regulations, and failing to comply with any requirements may adversely affect our business operations or financial results.

We are subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. Compliance with these environmental laws may have a material adverse effect on our business. These laws include the Restriction of Hazardous Substances Directive, ("RoHS"), RoHS Directive 2011/65/EU ("RoHS 2") and the European Union Waste Electrical and Electronic Equipment Directive ("WEEE") as enacted by individual European Union countries and other similar legislation adopted in North America. These directives can make companies involved in the production or distribution of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. In addition, these directives and similar legislation can have an impact on the types and design of products we are able to sell in jurisdictions that have adopted such restrictions. While we strive to ensure we are in compliance with all applicable regulations, certain of these regulations impose strict liability. Additionally, we may be held responsible for the prior activities of entities that we have acquired or will acquire in the future. Failure to comply with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation, which could adversely affect our business, financial condition and results of operations.

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

Volatility of Stock Price - The trading price of our common stock fluctuates.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, employment disputes and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action lawsuits and other litigation resulting from disclosures that we make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured or indemnified for the potential losses; in other instances we are not. An uninsured, under insured or non-indemnified adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in our defense of any of these disputes. See Item 3. "Legal Proceedings" for further discussion of our material legal matters.
ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2018, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	180,000	Owned	Headquarters - Principal Executive and Sales Offices
Southaven, MS	741,000	Leased	Warehouse
Miami, FL	29,000	Leased	Sales Office and Warehouse
Sacramento, CA	41,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse
Petaluma, CA	17,000	Leased	Sales and Administration Offices

International
Mexico City, Mexico	25,000	Leased	Warehouse
Coignieres, France	15,000	Leased	Sales Office and Warehouse
Mainz, Germany	16,000	Leased	Sales Office and Warehouse
Brussels, Belgium	28,000	Leased	Sales and Administration Offices
Sao Jose does Pinhais, Brazil	24,000	Leased	Sales Office and Warehouse
Serra, Espírito Santo, Brazil	31,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	164,000	Leased	Sales Office and Warehouse
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
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." We have never declared or paid a cash dividend since inception. Under the terms of our revolving credit facility, the payment of cash dividends is restricted. As of August 28, 2018, there were approximately 550 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2018
First quarter	$44.35	$36.20
Second quarter	45.35	33.55
Third quarter	36.90	31.40
Fourth quarter	41.95	33.30
Fiscal Year 2017
First quarter	$43.49	$33.89
Second quarter	41.70	29.05
Third quarter	44.95	38.35
Fourth quarter	41.95	37.05

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2013.

	2013	2014	2015	2016	2017	2018
ScanSource, Inc.	$100	$119	$119	$116	$126	$126
NASDAQ Composite	$100	$132	$151	$149	$190	$233
SIC Code 5045 – Computers & Peripheral Equipment	$100	$138	$132	$159	$212	$185

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ScanSource, Inc., the NASDAQ Composite Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
6/13
6/14
6/15
6/16
6/17
6/18
Scan Source, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/30/13 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced our Board of Directors' ("BOD") authorization to repurchase shares up to $120 million of our common stock for up to three years. During the year ended June 30, 2017, we repurchased 544,643 shares for $20.3 million under the program. No share repurchases occurred under the BOD authorization for the year ended June 30, 2018. The following information describes the Company's stock repurchases as relates to shares withheld for employees stock-based awards in order to satisfy required tax withholding obligations during the fourth quarter of the fiscal year ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1, 2018 through April 30, 2018	—	$—	—	$99,664,707
May 1, 2018 through May 31, 2018	232	$34.30	—	$99,664,707
June 1, 2018 through June 30, 2018	159	$40.90	—	99,664,707
Total	391	$36.98	—	$99,664,707

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,846,260	$3,568,186	$3,540,226	$3,218,626	$2,913,634
Cost of goods sold	3,410,135	3,184,590	3,184,786	2,891,536	2,612,535
Gross profit	436,125	383,596	355,440	327,090	301,099
Selling, general and administrative expenses	297,475	265,178	240,115	210,985	185,116
Depreciation expense	13,311	9,444	7,326	5,356	3,496
Intangible amortization expense	20,657	15,524	9,828	6,641	3,880
Impairment charges (legal recovery)	—	—	—	—	(15,490)
Change in fair value of contingent consideration	37,043	5,211	1,294	2,667	2,311
Operating income	67,639	88,239	96,877	101,441	121,786
Interest expense	9,149	3,215	2,124	1,797	731
Interest income	(3,713)	(5,329)	(3,448)	(2,638)	(2,364)
Other (income) expense, net	1,278	(11,142)	2,191	2,376	312
Income before income taxes	60,925	101,495	96,010	99,906	123,107
Provision for income taxes	27,772	32,249	32,391	34,487	41,318
Net income	$33,153	$69,246	$63,619	$65,419	$81,789
Net income per common share, basic	$1.30	$2.74	$2.40	$2.29	$2.89
Weighted-average shares outstanding, basic	25,522	25,318	26,472	28,558	28,337
Net income per common share, diluted	$1.29	$2.71	$2.38	$2.27	$2.86
Weighted-average shares outstanding, diluted	25,624	25,515	26,687	28,799	28,602

	As of June 30,
	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Working capital	$651,851	$624,748	$643,793	$645,398	$715,850
Total assets	1,945,295	1,718,303	1,491,185	1,476,941	1,335,124
Total debt (including current debt)	249,429	97,300	76,856	8,826	5,429
Total shareholders’ equity	$866,376	$837,145	$774,496	$808,985	$802,643

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is at the center of the technological solution delivery channel, connecting businesses and providing solutions. We provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, cloud and telecom services to our customers. We serve approximately 45,000 customers located in the United States, Canada, Latin America and Europe and provide solutions and services from over 500 technology suppliers.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. We segment our business into two technology-focused areas that each operate in the U.S., Canada, Latin America and Europe:

•	Worldwide Barcode, Networking & Security

•	Worldwide Communications & Services

We sell products to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Latin America principally from facilities located in Florida, Mexico, Brazil, Colombia and Chile; and into Europe principally from facilities in Belgium, France and the United Kingdom. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities.

Our key suppliers include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Brocade/Ruckus, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, F5, Fortinet, Epson, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics/Polycom, RingCentral, Samsung, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Verizon, Windstream, XO and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

Recent Developments

On August 20, 2018, the Company acquired Canpango, a global Salesforce implementation and consulting partner with deep knowledge of customer relationship management ("CRM") and integration with telecom systems. Canpango’s professional services are complementary to our cloud services offerings. Canpango joins the Company's Worldwide Communications & Services operating segment.

The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and implements a territorial tax system. The Tax Act also requires companies to pay a one-time transition tax on the deemed repatriation of undistributed foreign earnings and remeasure deferred tax assets and liabilities. See Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our Strategy

We sell hardware, software, services, and connectivity solutions from technology suppliers to customers that serve end-users. We are a leading channel sales partner for many of our technology suppliers and sell technology solutions that solve end-user's business needs. While we do not manufacture products, we offer the industry leading technology solutions and services from leading technology suppliers. We have the ability to provide a combination of offerings from multiple suppliers or give our customers access to additional services, such as custom configuration, key injection, integration support and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

As a trusted adviser to our customers, we provide more complete solutions through a better understanding of end-user needs. We drive growth through enhancing our customers' capabilities to provide hardware, software, services and connectivity solutions to meet these needs. Our teams deliver value-added support programs and services, including education and training, network assessments, implementation and marketing to help our customers extend their capabilities, develop new technology practices or reach new end-users.

Our objective is to continue to grow profitable sales in the technologies we offer and expand in higher margin and adjacent markets to help our customers offer more products and services and increase recurring revenue opportunities. We continue to evaluate strategic acquisitions to enhance our technology offerings and service capabilities.

Cost Control/Profitability

Our operating income is driven by gross profits and by a disciplined control of operating expenses. For our fiscal year 2018, the change in fair value of contingent consideration for amounts owed to former shareholders of businesses we acquired increased significantly. Our operations feature scalable information systems, streamlined management and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective solution selling. From inception, we have managed our selling, general and administrative expenses by maintaining strong cost controls. However, in order to continue to grow in our markets, we have continued to invest in new technologies and increased marketing efforts to recruit new customers.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2018	2017	2016
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.7	89.2	90.0
Gross profit	11.3	10.8	10.0
Selling, general and administrative expenses, net of amortization expense	7.7	7.4	6.8
Depreciation expense	0.3	0.3	0.2
Intangible amortization expense	0.5	0.4	0.3
Change in fair value of contingent consideration	1.0	0.1	0.0
Operating income	1.8	2.5	2.7
Interest expense (income), net	0.1	(0.1)	0.0
Other expense (income), net	0.0	(0.3)	0.1
Income before income taxes and minority interest	1.6	2.8	2.7
Provision for income taxes	0.7	0.9	0.9
Net income	0.9%	1.9%	1.8%

Comparison of Fiscal Years Ended June 30, 2018, 2017 and 2016

Net Sales

We have two reportable segments, which are based on the technologies provided to customers. The following tables summarize our net sales results by business segment and by geographic location for the comparable fiscal years ending June 30, 2018, 2017 and 2016.

Fiscal year 2018 compared to fiscal year 2017

	2018	2017	$ Change	% Change	% Change Constant Currency, Excluding Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,628,988	$2,389,256	$239,732	10.0%	5.0%
Worldwide Communications & Services	1,217,272	1,178,930	38,342	3.3%	2.2%
Total net sales	$3,846,260	$3,568,186	$278,074	7.8%	4.1%

Sales by Geography Category:
North American	$2,847,197	$2,685,820	$161,377	6.0%	2.5%
International	999,063	882,366	116,697	13.2%	9.0%
Total net sales	$3,846,260	$3,568,186	$278,074	7.8%	4.1%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to technology customers in North America, Europe and Latin America. During fiscal year 2018, net sales for this segment increased $239.7 million, or 10.0%, compared to fiscal year 2017. Excluding the foreign exchange positive impact of $32.6 million and sales from the POS Portal acquisition, adjusted net sales for fiscal year 2018 increased $119.7 million, or 5.0%, compared to fiscal year 2017. The increase in net sales and adjusted net sales is primarily due to sales growth in our Europe and North America businesses.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to technology customers in North America, Europe and Latin America. During fiscal year 2018, net sales for this segment increased $38.3 million or 3.3% compared to fiscal year 2017, primarily due to volume sales growth in our Brazilian business. Excluding the foreign exchange positive impact of $5.1 million and sales from the Intelisys acquisition for the first quarter of fiscal years 2018 and 2017, adjusted net sales for fiscal year 2018 increased $26.4 million, or 2.2%, compared to fiscal year 2017. The increase in net sales and adjusted net sales is primarily due to sales growth in our Brazilian business, partially offset by lower sales volume in our consolidated North America businesses.

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

Worldwide Barcode, Networking & Security

During fiscal year 2017 net sales for this segment increased $27.6 million, or 1.2%, compared to fiscal year 2016, primarily resulting from sales growth in North America. Excluding the foreign exchange positive impact of $10.2 million and sales from the KBZ acquisition for the first quarter of fiscal years 2017 and 2016, adjusted net sales fiscal year 2017 decreased $47.3 million, or 2.0%, compared to fiscal 2016. The decrease in adjusted net sales is primarily due to lower sales volume in our international business and a large transaction with our KBZ business in the December 2015 quarter that did not recur, nor did we expect it to recur.

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

Gross Profit

The following tables summarize our gross profit for the fiscal years ended June 30, 2018, 2017 and 2016:

Fiscal year 2018 compared to fiscal year 2017

					% of Sales June 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$238,318	$195,743	$42,575	21.8%	9.1%	8.2%
Worldwide Communications & Services	197,807	187,853	9,954	5.3%	16.3%	15.9%
Total gross profit	$436,125	$383,596	$52,529	13.7%	11.3%	10.8%

Worldwide Barcode, Networking & Security

Gross profit dollars increased $42.6 million and gross profit margin increased to 9.1% for the Worldwide Barcode, Networking & Security segment for fiscal 2018 as compared to the prior year largely due to the addition of POS Portal results.

Worldwide Communications & Services

Gross profit dollars increased $10.0 million and gross profit margin increased to 16.3% for the Worldwide Communications & Services segment for fiscal year 2018 as compared to the prior year, primarily due to the sales growth contributed by Intelisys.

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Worldwide Barcode, Networking & Security	$195,743	$196,831	$(1,088)	(0.6)%	8.2%	8.3%
Worldwide Communications & Services	187,853	158,609	29,244	18.4%	15.9%	13.5%
Total gross profit	$383,596	$355,440	$28,156	7.9%	10.8%	10.0%

Worldwide Barcode, Networking & Security

Gross profit dollars for the Worldwide Barcode, Networking & Security segment decreased for fiscal year 2017 as compared to fiscal year 2016. Gross profit margin decreased slightly to 8.2%, compared to 8.3% in fiscal year 2016, primarily due to supplier program changes from the prior year.

Worldwide Communications & Services

Gross profit dollars and gross profit margin for the Worldwide Communications & Services segment increased in fiscal year 2017 as compared to fiscal year 2016, primarily due to the inclusion of results from the Intelisys acquisition.

Operating expenses

The following tables summarize our operating expenses for the periods ended June 30, 2018, 2017 and 2016:

Fiscal year 2018 compared to fiscal year 2017

					% of Sales June 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Selling, general and administrative expenses	$297,475	$265,178	$32,297	12.2%	7.7%	7.4%
Depreciation expense	13,311	9,444	3,867	40.9%	0.3%	0.3%
Intangible amortization expense	20,657	15,524	5,133	33.1%	0.5%	0.4%
Change in fair value of contingent consideration	37,043	5,211	31,832	610.9%	1.0%	0.1%
Operating expenses	368,486	295,357	73,129	24.8%	9.6%	8.3%

Selling, general and administrative expenses ("SG&A") increased $32.3 million for the fiscal year ending June 30, 2018. The increase in SG&A expenses is primarily due to increased employee-related expenses, largely due to recent acquisitions. This was partially offset by a favorable Brazilian sales tax settlement recorded in the current fiscal year.

The increase in depreciation expense and intangible amortization expense for the fiscal year ending June 30, 2018 of $3.9 million and $5.1 million, respectively, is largely due to additional depreciation and amortization recognized on assets acquired in our POS Portal acquisition.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of businesses we acquire separately from other SG&A expenses. In fiscal 2018, we have recorded a $37.0 million loss, largely driven by recurring amortization of the unrecognized fair value discount, better-than-expected results from both Network1 and Intelisys and changes in the estimate of the current year payment made to the former owners of Network1 in September 2017.

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Selling, general and administrative expense	$265,178	$240,115	$25,063	10.4%	7.4%	6.8%
Depreciation expense	9,444	7,326	2,118	28.9%	0.3%	0.2%
Intangible amortization expense	15,524	9,828	5,696	58.0%	0.4%	0.3%
Change in fair value of contingent consideration	5,211	1,294	3,917	302.7%	0.1%	—%
Operating expenses	$295,357	$258,563	$36,794	14.2%	8.3%	7.3%

SG&A increased $25.1 million for the fiscal year ending June 30, 2017. The increase in SG&A expenses is primarily due to increased employee-related expenses from recent acquisitions and bad debt expense.

The increase of depreciation expense and intangible amortization expense for the fiscal year ending June 30, 2017 of $2.1 million and $5.7 million, respectively, is largely due to assets acquired through our Intelisys acquisition and additional depreciation on our ERP system.

During fiscal year 2017, with respect to the change in fair value of contingent consideration we recorded a $5.2 million expense, largely driven by recurring amortization of the unrecognized fair value discount and improved projections for Intelisys, partially offset by less-than-expected actual results and reduced projected results for Network1.

Operating Income

The following tables summarize our operating income for the periods ended June 30, 2018, 2017 and 2016:

Fiscal year 2018 compared to fiscal year 2017

					% of Sales June 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$56,911	$49,727	$7,184	14.4%	2.2%	2.1%
Worldwide Communications & Services	10,900	39,768	(28,868)	(72.6)%	0.9%	3.4%
Corporate	(172)	(1,256)	1,084	(86.3)%	—%	—%
Total operating income	$67,639	$88,239	$(20,600)	(23.3)%	1.8%	2.5%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income increased $7.2 million for the fiscal year ended June 30, 2018 as compared to the prior year. Operating income as a percentage of sales increased slightly to 2.2%, compared to 2.1% in the prior year. The increase in operating income and operating margin is primarily attributable to results contributed by POS Portal, including higher gross profit margins.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income and operating margin decreased for the fiscal year ended June 30, 2018 as compared to the prior year primarily due to the expense recognized from the change in fair value of contingent consideration largely due to better-than-expected results and changes in estimate of the current year payment to the former shareholders of Network1.

Corporate

Corporate incurred $0.2 million and $1.3 million in acquisition costs for the years ended June 30, 2018 and 2017, respectively.

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

Corporate

Corporate incurred $1.3 million and $0.9 million in acquisition costs for the year ended June 30, 2017 and 2016, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the fiscal years ended June 30, 2018, 2017 and 2016:

Fiscal year 2018 compared to fiscal year 2017

					% of Sales June 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Interest expense	$9,149	$3,215	$5,934	184.6%	0.2%	0.1%
Interest income	(3,713)	(5,329)	1,616	(30.3)%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	2,096	1,919	177	9.2%	0.1%	0.1%
Other, net	(818)	(13,061)	12,243	(93.7)%	—%	(0.4)%
Total other (income) expense	$6,714	$(13,256)	$19,970	(150.6)%	0.2%	(0.4)%

Interest expense reflects interest incurred on borrowings, non-utilization fees from our revolving credit facility and amortization of debt issuance costs. Interest expense increased in fiscal 2018 as compared to 2017 principally from additional borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2018 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil. In fiscal 2018 and 2017 we recognized accrued interest income related to two separate legal tax settlements in Brazil of $0.7 million and $1.4 million, respectively.

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

Other income for the fiscal year ended 2017 included $12.7 million from the recognition of a legal settlement in the US, net of attorney fees that did not recur in fiscal 2018.

Fiscal year 2017 compared to fiscal year 2016

					% of Sales June 30,
	2017	2016	$ Change	% Change	2017	2016
	(in thousands)
Interest expense	$3,215	$2,124	$1,091	51.4%	0.1%	0.1%
Interest income	(5,329)	(3,448)	(1,881)	54.6%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	1,919	2,571	(652)	(25.4)%	0.1%	0.1%
Other, net	(13,061)	(380)	(12,681)	3,337.1%	(0.4)%	—%
Total other (income) expense	$(13,256)	$867	$(14,123)	(1,629.0)%	(0.4)%	—%

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

We experienced foreign exchange losses as foreign currency exchange rates weakened against the U.S. dollar during fiscal 2017. Losses were partially offset by the use of foreign exchange forward contracts to hedge against currency exposures.

Other income for the fiscal year ended 2017 increased $12.7 million primarily due to the recognition of a legal settlement in the US, net of attorney fees compared to the prior year.

Provision for Income Taxes

Income tax expense was $27.8 million, $32.2 million and $32.4 million for the fiscal years ended June 30, 2018, 2017 and 2016 respectively, reflecting an effective tax rate of 45.6%, 31.8%, and 33.7%, respectively. The increase in the effective tax rate for fiscal year 2018 as compared to fiscal year 2017 is primarily due to discrete tax items recognized associated with U.S. tax reform, including a one-time transition tax expense of $9.6 million and a tax benefit of $1.6 million to remeasure deferred taxes. The decrease in the effective tax rate for fiscal year 2017 as compared to fiscal year 2016 is primarily due a favorable tax recovery recognized by the Brazilian Supreme Court during the quarter ending June 30, 2017.

We expect the fiscal year 2019 effective tax rate to be approximately 26% to 27%. See Note 12 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2018				Fiscal 2017
	Jun. 30 2018	Mar. 31 2018	Dec. 31 2017	Sept. 30 2017	Jun. 30 2017	Mar. 31 2017	Dec. 31 2016	Sept. 30 2016
	(in thousands, except per share data)
Net sales	$993,852	$895,637	$1,032,212	$924,559	$917,291	$813,538	$904,792	$932,566
Cost of goods sold	880,503	791,749	919,241	818,642	816,435	720,867	806,258	841,032
Gross profit	$113,349	$103,888	$112,971	$105,917	$100,856	$92,671	$98,534	$91,534
Change in Fair Value of Contingent Consideration	$8,448	$4,801	$6,913	$16,881	$1,290	$1,960	$1,791	$169
Net income	$10,388	$10,649	$7,969	$4,147	$18,970	$12,424	$23,036	$14,816
Net income per common share, basic	$0.41	$0.42	$0.31	$0.16	$0.75	$0.49	$0.92	$0.58
Weighted-average shares outstanding, basic	25,577	25,572	25,506	25,434	25,341	25,262	25,146	25,523
Net income per common share, diluted	$0.40	$0.42	$0.31	$0.16	$0.74	$0.49	$0.91	$0.58
Weighted-average shares outstanding, diluted	25,675	25,606	25,648	25,579	25,512	25,400	25,285	25,762

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP" or "GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income, non-GAAP EPS, return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Net Sales in Constant Currency, Excluding Acquisitions
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency, excluding acquisition:

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2018	2017	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$2,628,988	$2,389,256	$239,732	10.0%
Foreign exchange impact (a)	(32,561)	—
Net sales, constant currency	2,596,427	2,389,256	207,171	8.7%
Less: Acquisitions	(87,461)	—
Net sales, constant currency excluding acquisitions	$2,508,966	$2,389,256	$119,710	5.0%

Worldwide Communications & Services:
Net sales, as reported	$1,217,272	$1,178,930	$38,342	3.3%
Foreign exchange impact (a)	(5,055)	—
Net sales, constant currency	1,212,217	1,178,930	33,287	2.8%
Less: Acquisitions	(9,750)	(2,863)
Net sales, constant currency excluding acquisitions	$1,202,467	$1,176,067	$26,400	2.2%

Consolidated:
Net sales, as reported	$3,846,260	$3,568,186	$278,074	7.8%
Foreign exchange impact (a)	(37,616)	—
Net sales, constant currency	3,808,644	3,568,186	240,458	6.7%
Less: Acquisitions	(97,211)	(2,863)
Net sales, constant currency excluding acquisitions	$3,711,433	$3,565,323	$146,110	4.1%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2018 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2017.

	Fiscal Year Ended June 30,
Worldwide Barcode, Networking & Security:	2017	2016	$ Change	% Change
	(in thousands)
Net sales, as reported	$2,389,256	$2,361,670	$27,586	1.2%
Foreign exchange impact (b)	(10,229)	—
Net sales, constant currency	2,379,027	2,361,670	17,357	0.7%
Less: Acquisitions	(99,332)	(34,628)
Net sales, constant currency excluding acquisitions	$2,279,695	$2,327,042	$(47,347)	(2.0)%

Worldwide Communications & Services:
Net sales, as reported	$1,178,930	$1,178,556	$374	—%
Foreign exchange impact (b)	(8,599)	—
Net sales, constant currency	1,170,331	1,178,556	(8,225)	(0.7)%
Less: Acquisitions	(29,421)	—	(29,421)
Net sales, constant currency excluding acquisitions	$1,140,910	$1,178,556	$(37,646)	(3.2)%

Consolidated:
Net sales, as reported	$3,568,186	$3,540,226	$27,960	0.8%
Foreign exchange impact (b)	(18,828)	—
Net sales, constant currency	3,549,358	3,540,226	9,132	0.3%
Less: Acquisitions	(128,753)	(34,628)
Net sales, constant currency excluding acquisitions	$3,420,605	$3,505,598	$(84,993)	(2.4)%
(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2017 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2016.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2018	2017	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,847,197	$2,685,820	$161,377	6.0%
Less: Acquisitions	(97,211)	(2,863)
Net sales, excluding acquisitions	$2,749,986	$2,682,957	$67,029	2.5%

International:
Net sales, as reported	$999,063	$882,366	$116,697	13.2%
Foreign exchange impact (a)	(37,616)	—
Net sales, constant currency	961,447	882,366	79,081	9.0%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$961,447	$882,366	$79,081	9.0%

Consolidated:
Net sales, as reported	$3,846,260	$3,568,186	$278,074	7.8%
Foreign exchange impact (a)	(37,616)	—
Net sales, constant currency	3,808,644	3,568,186	240,458	6.7%
Less: Acquisitions	(97,211)	(2,863)
Net sales, constant currency excluding acquisitions	$3,711,433	$3,565,323	$146,110	4.1%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2018 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2017.

	Fiscal Year Ended June 30,
	2017	2016	$ Change	% Change
United States:	(in thousands)
Net sales, as reported	$2,685,820	$2,620,184	$65,636	2.5%
Less: Acquisitions	(128,753)	(34,628)
Net sales, constant currency excluding acquisitions	$2,557,067	$2,585,556	$(28,489)	(1.1)%

International:
Net sales, as reported	$882,366	$920,042	$(37,676)	(4.1)%
Foreign exchange impact (a)	(18,828)
Net sales, constant currency	863,538	920,042	(56,504)	(6.1)%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$863,538	$920,042	$(56,504)	(6.1)%

Consolidated:
Net sales, as reported	$3,568,186	$3,540,226	$27,960	0.8%
Foreign exchange impact (a)	(18,828)	—
Net sales, constant currency	3,549,358	3,540,226	9,132	0.3%
Less: Acquisitions	(128,753)	(34,628)
Net sales, constant currency excluding acquisitions	$3,420,605	$3,505,598	$(84,993)	(2.4)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2017 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2016.

Non-GAAP Operating Income, Non-GAAP Pre-Tax Income, Non-GAAP Net Income and Non-GAAP EPS

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition costs and other non-GAAP adjustments. Non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted EPS are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of operating income, pre-tax income, net income and earnings per share adjusted for the costs and charges mentioned above:

	Year ended June 30, 2018				Year ended June 30, 2017
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$67,639	$60,925	$33,153	$1.29	$88,239	$101,495	$69,246	$2.71
Adjustments:
Amortization of intangible assets	20,657	20,657	14,021	0.55	15,524	15,524	10,247	0.40
Change in fair value of contingent consideration	37,043	37,043	24,697	0.96	5,211	5,211	2,921	0.11
Acquisition costs	172	172	172	0.01	1,256	1,256	1,256	0.06
Legal settlement, net of attorney fees	952	952	771	0.03	—	(12,777)	(8,047)	(0.32)
Tax recovery and related interest income	(2,466)	(3,119)	(2,058)	(0.08)	—	(1,382)	(5,370)	(0.21)
Tax reform changes	—	—	9,034	0.35	—	—	—	—
Non-GAAP measures	$123,997	$116,630	$79,790	$3.11	$110,230	$109,327	$70,253	$2.75

Operating Income by Segment:
	Year ended June 30,				% of Net Sales June 30,
	2018	2017	$ Change	% Change	2018	2017
Worldwide Barcode, Networking & Security:
GAAP operating income	$56,911	$49,727	$7,184	14.4%	2.2%	2.1%
Adjustments:
Amortization of intangible assets	8,703	4,033	4,670
Change in fair value of contingent consideration	69	—	69
Tax recovery	(1,512)	—	(1,512)
Non-GAAP operating income	$64,171	$53,760	$10,411	19.4%	2.4%	2.3%

Worldwide Communications & Services:
GAAP operating income	$10,900	$39,768	$(28,868)	(72.6)%	0.9%	3.4%
Adjustments:
Amortization of intangible assets	11,954	11,491	463
Change in fair value of contingent consideration	36,974	5,211	31,763
Legal settlement	952	—	952
Tax recovery	(954)	—	(954)
Non-GAAP operating income	$59,826	$56,470	$3,356	5.9%	4.9%	4.8%

Corporate:
GAAP operating income	$(172)	$(1,256)	$1,084	nm*	nm*	nm*
Adjustments:
Acquisition costs	172	1,256	(1,084)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$67,639	$88,239	$(20,600)	(23.3)%	2.5%	2.7%
Adjustments:
Amortization of intangible assets	20,657	15,524	5,133
Change in fair value of contingent consideration	37,043	5,211	31,832
Acquisition costs	172	1,256	(1,084)
Legal settlement	952	—	952
Tax recovery	(2,466)	—	(2,466)
Non-GAAP operating income	$123,997	$110,230	$13,767	12.5%	3.1%	2.7%

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

	2018	2017	2016
Return on invested capital ratio	12.5%	13.1%	13.3%
The components of our ROIC calculation and reconciliation to our financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Net income (GAAP)	$33,153	$69,246	$63,619
Plus: income taxes	27,772	32,249	32,391
Plus: interest expense	9,149	3,215	2,124
Plus: depreciation & amortization	37,495	24,968	17,154
EBITDA	107,569	129,678	115,288
Change in fair value of contingent consideration	37,043	5,211	1,294
Acquisition costs(a)	172	1,256	863
Legal settlement (recovery), net of attorney fees	952	(12,777)	—
Tax recovery and related interest income	(3,119)	(1,382)	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$142,617	$121,986	$117,445

Invested capital calculations	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Equity – beginning of the year	$837,145	$774,496	$808,985
Equity – end of the year	866,376	837,145	774,496
Change in fair value of contingent consideration, net of tax	24,697	2,921	977
Acquisition costs(a)	172	1,256	863
Legal settlement (recovery), net of attorney fees, net of tax	771	(8,047)	—
Tax recovery and related interest income, net of tax	(2,058)	(5,370)	—
Tax reform changes	9,034	—	—
Average equity, adjusted	868,069	801,201	792,661
Average funded debt(b)	276,233	131,445	93,500
Invested capital (denominator)	$1,144,302	$932,646	$886,161

(a)     Includes acquisition costs for the years ended June 30, 2018, 2017 and 2016. Acquisition costs are non-deductible for tax purposes.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or net realizable value and supplier incentives. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. For further discussion of our significant accounting policies, refer to Note 1 - Business and Summary of Significant Accounting Policies.
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
Inventory Reserves
Management determines the inventory reserves required to reduce inventories to the lower of cost or net realizable value based principally on the effects of technological changes, quantities of goods and length of time on hand and other factors. An estimate is made of the net realizable value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the supplier or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.
Supplier Programs
We receive incentives from suppliers related to volume rebates, cooperative advertising allowances and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to SG&A expenses. FASB's ASC 605 – Revenue Recognition, addresses accounting by a customer for certain consideration received from a supplier. This guidance requires that the portion of these supplier funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of products sold when the related inventory is sold.
We record unrestricted volume rebates received as a reduction of inventory and as a reduction of the cost of goods sold when the related inventory is sold. Amounts received or receivables from suppliers that are not yet earned are deferred in the Consolidated Balance Sheets. Supplier receivables are generally collected through reductions to accounts payable authorized by the supplier. In addition, we may receive early payment discounts from certain suppliers. We record early payment discounts received as a reduction of inventory and recognize the discount as a reduction of cost of goods sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of supplier incentives that will be received. Actual recognition of the supplier consideration may vary from management estimates based on actual results.

Goodwill

We account for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby we compare the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

Under Accounting Standards Update ("ASU") 2017-04 if fair value of goodwill fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2018 and 2017, we completed our annual impairment test as of each April 30th and determined that our goodwill is not at risk of impairment.
See Note 6 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Network1 and Intelisys, we are obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective share purchase agreements. Future payments are to be paid in the functional currency of the acquired entity, which is the Brazilian real for Network1 and U.S. dollars for Intelisys. We made a single earnout payment to the former shareholders of POS Portal in fiscal year 2018. We paid the final earnout payment to the former shareholders of Imago in fiscal year 2017 and to CDC in fiscal year 2016. We will pay the final earnout payment to the former shareholders of Network1 during fiscal year 2019. Intelisys has three remaining earnout payments to be paid in annual installments during fiscal years 2019 through 2021. In accordance with ASC Topic 805, we determine the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period, we will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $400 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to suppliers. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.
Cash and cash equivalents totaled $25.5 million at June 30, 2018, compared to $56.1 million at June 30, 2017 and $61.4 million at June 30, 2016, of which $20.3 million, $47.9 million and $52.7 million was held outside of the United States as of June 30, 2018, 2017 and 2016, respectively. Checks released but not yet cleared from these accounts in the amounts of $5.7 million, $8.3 million and $78.3 million are classified as accounts payable as of June 30, 2018, 2017 and 2016, respectively.
We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes for the earnings of our Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. Due to recent tax legislation in the United States, we are required to estimate a one-time transition tax on repatriation of foreign earnings during the fiscal year ended June 30, 2018. See Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $27.1 million to $651.9 million at June 30, 2018 from $624.7 million at June 30, 2017, principally from higher accounts receivable and inventory, partially offset by higher accounts payable. Our net investment in working capital totaled $643.8 million at June 30, 2016. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to suppliers, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2018	June 30, 2017	June 30, 2016
	(in thousands)
Operating activities	$27,871	$94,876	$52,211
Investing activities	(151,927)	(96,236)	(73,556)
Financing activities	97,508	(3,506)	(36,305)
Effect of exchange rate change on cash and cash equivalents	(4,016)	(440)	(2,596)
Increase (decrease) in cash and cash equivalents	$(30,564)	$(5,306)	$(60,246)
Net cash provided by operating activities was $27.9 million for year ended June 30, 2018, compared to $94.9 million and $52.2 million for the years ended June 30, 2017 and 2016, respectively. Operating cash flows for the year ended June 30, 2018 is primarily attributable to net income, increases in non-cash adjustments, partially offset by overall increases in cash used for working capital needs, excluding the impact of initial accounts balances assumed from the POS Portal acquisition. Operating cash flows for the year ended June 30, 2017 is primarily attributable to net income, increases in non-cash adjustments and decreases in inventory levels, partially offset by increases in accounts receivable, excluding the impact of initial accounts balances assumed from Intelisys. Operating cash flows for the year ended June 30, 2016 is primarily attributable to net income, increases in accounts receivable and non-cash adjustments, partially offset by increases in accounts payable, excluding the impact of initial accounts balances assumed from the KBZ acquisition.
Excluding Intelisys, the number of days sales outstanding ("DSO") was 59 at June 30, 2018, compared to 61 at June 30, 2017 and 57 at June 30, 2016. Throughout the current fiscal year DSO ranged from 59 to 64. Inventory turnover was 6.0 times during the fourth quarter of the current fiscal year, compared to 6.2 and 5.6 times in the fourth quarter of fiscal year 2017 and 2016, respectively. Throughout fiscal year 2018 inventory turnover ranged from 5.5 to 6.2 times.

Cash used in investing activities was $151.9 million, $96.2 million and $73.6 million for the years ended June 30, 2018, 2017 and 2016, respectively. Investing cash flows for the years ended June 30, 2018, 2017 and 2016 is primarily driven by cash used to acquire POS Portal, Intelisys and KBZ, respectively.

Cash provided by financing activities for the year ended June 30, 2018 totaled to $97.5 million, compared to cash used in financing of $3.5 million and $36.3 million for the years ended June 30, 2017 and 2016, respectively. Cash provided in fiscal years 2018 is primarily attributable to net borrowings on the revolving credit facility, partially offset by contingent consideration payments to the former shareholders of Network1, Intelisys and POS Portal. Cash used in fiscal 2017 and 2016 is primarily attributable to repurchases of common stock and contingent consideration payments, partially offset by net borrowings on the revolving credit facility.
In August 2016, the Board of Directors authorized a three year $120 million share repurchase program. During the year ended June 30, 2017, we repurchased 0.6 million shares under this program totaling approximately $20.3 million. There were no share repurchases under this program during the fiscal year ended June 30, 2018.

We have a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 3, 2017, we amended this credit facilty to extend its maturity to April 3, 2022. On August 8, 2017, we amended this credit facility to increase the amount from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows us to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon our ratio of total debt (excluding accounts payable and accrued liabilities), measured as of the end of the most recent quarter, to adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the most recently completed four quarters (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Additionally, we are assessed commitment fees ranging from 0.175% to 0.35%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic assets and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. We were in compliance with all covenants under the credit facility as of June 30, 2018. There was $244.0 million and $91.9 million outstanding on the revolving credit facility at June 30, 2018 and 2017, respectively.

On a gross basis, we borrowed $2,301 million and repaid $2,150 million on the revolving credit facility in fiscal 2018. In fiscal 2017, we borrowed $1,813 million and repaid $1,793 million, and in fiscal 2016, we borrowed $1,377 million and repaid $1,305 million. The average daily balance on the revolving credit facility was $269.5 million, $126.5 million and $86.6 million for the years ended June 30, 2018, 2017 and 2016, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2018 and June 30, 2017 compared to €0.4 million as of June 30, 2016. There was $156.0 million, $208.1 million and $228.2 million available for additional borrowings as of June 30, 2018, 2017 and 2016, respectively.

As of June 30, 2018, we are obligated to pay certain earnout payments to the former shareholders of Network1 and Intelisys related to their acquisitions on January 13, 2015 and August 29, 2016, respectively. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. We made a single earnout payment to the former shareholders of POS Portal in fiscal year 2018. We paid the final earnout payment to the former shareholders of Imago in fiscal year 2017 and to CDC in fiscal year 2016. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. We will pay the final earnout payment to the former shareholders of Network1 during fiscal year 2019, and it is expected to be funded by existing cash balances in Brazil and cash from operations.
We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

Commitments
At June 30, 2018, we had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnouts pertaining to the Network1 and Intelisys acquisitions. See Notes 7, 9 and 13 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$38,078	$8,196	$11,476	$7,589	$10,817
Capital lease	1,350	675	675	—	—
Principal debt payments	5,429	551	680	698	3,500
Revolving credit facility	244,000	—	—	244,000	—
Contingent consideration(2)	108,233	42,975	65,258	—	—
Other(3)	—	—	—	—	—
Total obligations	$397,090	$52,397	$78,089	$252,287	$14,317

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

(2)
Amounts disclosed regarding future Intelisys and Network1 earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments for Intelisys could range as high as $115.3 million as of June 30, 2018.

(3)
Amounts totaling $23.4 million of deferred compensation, which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2018, have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately a $2.3 million and $1.3 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2018 and 2017, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2018 and 2017 we had $249.4 million and $97.3 million, respectively, in variable rate long term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.4 million and $1.9 million increase or decrease in pre-tax income for fiscal years ended June 30, 2018 and 2017, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos and Peruvian nuevos soles. At June 30, 2018 the fair value of our currency forward contract was of net receivable of less than $0.1 million. The fair value of our currency forward contract was a net payable of less than $0.1 million at June 30, 2017. We do not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton

We have served as the Company’s auditor since 2014.

Columbia, South Carolina
August 28, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated August 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of POS Portal, Inc. (POS Portal), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues each constituting 2% of the related consolidated financial statement amounts as of and for the year ended June 30, 2018. As indicated in Management’s Report, POS Portal was acquired during the year ended June 30, 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of POS Portal.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton

Columbia, South Carolina
August 28, 2018

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$25,530	$56,094
Accounts receivable, less allowance of $45,561 at June 30, 2018 and $44,434 at June 30, 2017	678,940	637,293
Inventories	595,948	531,314
Prepaid expenses and other current assets	61,744	56,322
Total current assets	1,362,162	1,281,023
Property and equipment, net	73,042	56,566
Goodwill	298,174	200,881
Identifiable intangible assets, net	136,806	101,513
Deferred income taxes	22,199	29,491
Other non-current assets	52,912	48,829
Total assets	$1,945,295	$1,718,303
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$562,564	$513,155
Accrued expenses and other current liabilities	90,873	104,715
Current portion of contingent consideration	42,975	30,675
Income taxes payable	13,348	7,730
Current portion of long-term debt	551	—
Total current liabilities	710,311	656,275
Deferred income taxes	1,769	2,008
Long-term debt, net of current portion	4,878	5,429
Borrowings under revolving credit facility	244,000	91,871
Long-term portion of contingent consideration	65,258	83,361
Other long-term liabilities	52,703	42,214
Total liabilities	1,078,919	881,158
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,593,122 and 25,431,845 shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively	68,220	61,169
Retained earnings	882,333	849,180
Accumulated other comprehensive loss	(84,177)	(73,204)
Total shareholders’ equity	866,376	837,145
Total liabilities and shareholders’ equity	$1,945,295	$1,718,303

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2018, 2017 and 2016
(in thousands, except per share information)

	2018	2017	2016
Net sales	$3,846,260	$3,568,186	$3,540,226
Cost of goods sold	3,410,135	3,184,590	3,184,786
Gross profit	436,125	383,596	355,440
Selling, general and administrative expenses	297,475	265,178	240,115
Depreciation expense	13,311	9,444	7,326
Intangible amortization expense	20,657	15,524	9,828
Change in fair value of contingent consideration	37,043	5,211	1,294
Operating income	67,639	88,239	96,877
Interest expense	9,149	3,215	2,124
Interest income	(3,713)	(5,329)	(3,448)
Other (income) expense, net	1,278	(11,142)	2,191
Income before income taxes	60,925	101,495	96,010
Provision for income taxes	27,772	32,249	32,391
Net income	$33,153	$69,246	$63,619
Per share data:
Net income per common share, basic	$1.30	$2.74	$2.40
Weighted-average shares outstanding, basic	25,522	25,318	26,472
Net income per common share, diluted	$1.29	$2.71	$2.38
Weighted-average shares outstanding, diluted	25,624	25,515	26,687

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Net income	$33,153	$69,246	$63,619
Unrealized gain on hedged transaction, net of tax	1,089	13	—
Foreign currency translation adjustment	(12,062)	(530)	(8,185)
Comprehensive income	$22,180	$68,729	$55,434

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2018, 2017 and 2016
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2015	28,214,153	$157,172	$716,315	$(64,502)	$808,985
Net income	—	—	63,619	—	63,619
Foreign currency translation adjustment	—	—	—	(8,185)	(8,185)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	284,730	3,994	—	—	3,994
Common stock repurchased	(2,884,210)	(100,751)			(100,751)
Share based compensation	—	7,093	—	—	7,093
Tax shortfall from exercise or vesting of share-based payment arrangements	—	(259)	—	—	(259)
Balance at June 30, 2016	25,614,673	67,249	779,934	(72,687)	774,496
Net income	—	—	69,246	—	69,246
Unrealized gain on hedged transaction, net of tax	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	(530)	(530)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	394,815	8,208	—	—	8,208
Common stock repurchased	(577,643)	(20,335)			(20,335)
Share based compensation	—	6,578	—	—	6,578
Tax shortfall from exercise or vesting of share-based payment arrangements	—	(531)	—	—	(531)
Balance at June 30, 2017	25,431,845	61,169	849,180	(73,204)	837,145
Net income	—	—	33,153	—	33,153
Unrealized gain on hedged transaction, net of tax	—	—	—	1,089	1,089
Foreign currency translation adjustment	—	—	—	(12,062)	(12,062)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	161,277	636	—	—	636
Share based compensation	—	6,415	—	—	6,415
Balance at June 30, 2018	25,593,122	$68,220	$882,333	$(84,177)	$866,376

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$33,153	$69,246	$63,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,495	24,968	17,154
Amortization of debt issue costs	326	290	297
Provision for doubtful accounts	7,075	8,901	7,571
Share-based compensation	6,459	6,602	7,093
Deferred income taxes	(22,286)	(1,861)	1,846
Excess tax benefits from share-based payment arrangements	—	(89)	(101)
Change in fair value of contingent consideration	37,043	5,211	1,294
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(46,766)	(66,129)	14,167
Inventories	(59,498)	28,449	2,999
Prepaid expenses and other assets	(6,366)	(4,300)	4,612
Other noncurrent assets	(6,361)	(9,540)	(2,186)
Accounts payable	44,464	19,861	(71,706)
Accrued expenses and other liabilities	(11,540)	8,491	6,401
Income taxes payable	14,673	4,776	(849)
Net cash provided by operating activities	27,871	94,876	52,211
Cash flows from investing activities:
Capital expenditures	(8,159)	(8,849)	(12,081)
Cash paid for business acquisitions, net of cash acquired	(143,768)	(83,804)	(61,475)
Payments for acquisition of intangible assets	—	(3,583)	—
Net cash used in investing activities	(151,927)	(96,236)	(73,556)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	2,301,443	1,813,062	1,376,620
Repayments on revolving credit, net of expenses	(2,149,659)	(1,792,620)	(1,305,193)
Repayments on long-term debt	—	—	(2,792)
Repayments of capital lease obligations	(591)	(246)	(223)
Debt issuance costs	(296)	(876)	—
Contingent consideration payments	(54,025)	(10,241)	(8,606)
Exercise of stock options	2,273	9,969	5,542
Taxes paid on settlement of equity awards	(1,637)	(1,761)	(1,548)
Repurchase of common stock	—	(20,882)	(100,206)
Excess tax benefits from share-based payment arrangements	—	89	101
Net cash provided by (used in) financing activities	97,508	(3,506)	(36,305)
Effect of exchange rate changes on cash and cash equivalents	(4,016)	(440)	(2,596)
Decrease in cash and cash equivalents	(30,564)	(5,306)	(60,246)
Cash and cash equivalents at beginning of period	56,094	61,400	121,646
Cash and cash equivalents at end of period	$25,530	$56,094	$61,400

	2018	2017	2016
	(continued)
Supplemental disclosure of cash flow information:
Interest paid during the year	$8,544	$2,831	$1,706
Income taxes paid during the year	$38,330	$31,126	$33,859
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2018

(1)	Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration and cloud and telecom services to market. The Company operates in the Unites States, Canada, Latin America and Europe. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2018, 2017 and 2016.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, contingent consideration and inventory reserves. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or net realizable value based principally on the effects of technological changes, quantities of goods, length of time on hand and other factors. An estimate is made of the net realizable value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until such time that the reserved inventory is disposed of, returned to the supplier or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

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

(d) Goodwill Fair Value

The Company estimates the fair value of its goodwill reporting units primarily based on the income approach utilizing the discounted cash flow method. The Company also utilizes fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which requires it to make assumptions about the applicability of those multiples to its reporting units. The discounted cash flow method requires the Company to estimate future cash flows, using key assumptions such as the weighted average cost of capital, revenue growth rates, projected gross margin and operating margin percentage growth, expected working capital changes and a related cash flow impact from working capital changes, and then discount those amounts to present value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $5.7 million and $8.3 million are classified as accounts payable as of June 30, 2018 and 2017, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality and holds amounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits or other insured limits. Cash and cash equivalents held outside of the United States totaled $20.3 million and $47.9 million as of June 30, 2018 and 2017, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Latin America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. In addition, the Company carries credit insurance on certain subsections of the customer portfolio. No single customer accounted for more than 6% of the Company’s net sales for fiscal years 2018. No single customer accounted for more than 5% of the Company's net sales for fiscal 2017 or 2016.

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
June 30, 2018

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement and designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the year ended June 30, 2018.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and Founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $23.4 million and $21.4 million as of June 30, 2018 and June 30, 2017, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $1.6 million and $2.7 million at June 30, 2018 and June 30, 2017, respectively.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or net realizable value.

Supplier Programs

The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that the Company use the suppliers' cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 605 – Revenue Recognition addresses accounting by a customer for certain consideration received from a supplier. This guidance requires that the portion of these supplier funds in excess of our costs be reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The Company records unrestricted volume rebates received as a reduction of inventory and reduces the cost of goods sold when the related inventory is sold. Amounts received or receivables from suppliers that are not yet earned are deferred in the Consolidated Balance Sheets. Supplier receivables are generally collected through reductions to accounts payable authorized by the supplier. In addition, the Company may receive early payment discounts from certain suppliers. The Company records early payment discounts received as a reduction of inventory, thereby resulting in a reduction of cost of goods sold when the related inventory is sold. ASC 605 requires management to make certain estimates of the amounts of supplier incentives that will be received. Actual recognition of the supplier consideration may vary from management estimates.

Supplier Concentration

The Company sells products from many suppliers, however, sales of products supplied by Avaya, Cisco and Zebra each constituted more than 10% of the Company’s net sales for the years ended June 30, 2018, 2017 and 2016.

Product Warranty

The Company’s suppliers generally provide a warranty on the products provided by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In three of its product lines, the Company offers a self-branded warranty program, in which management has determined that the Company is the primary obligor. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As a result, the Company has not recorded a provision for estimated service warranty costs. To maintain customer relations, the Company facilitates returns of defective products from the Company's customers by accepting for exchange, with the Company's prior approval, most defective products within 30 days of invoicing.

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

To the extent that the Company has longstanding, "in-process" projects that have not been implemented for their intended operational use, the Company capitalizes the portion of interest expense incurred during the asset's acquisition period that theoretically could have been avoided in accordance with ASC 835. The amount capitalized is determined by applying the appropriate capitalization rate to the average amount of accumulated expenditures for the asset during the reporting period. The capitalization rate used is based on the rates applicable to borrowings outstanding during the reporting period. The Company has not recorded any capitalized interest for the years ended June 30, 2018 and 2017.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

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

Under ASU 2017-04 if fair value of goodwill is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In its most recent annual test, the Company estimated the fair value of its reporting units primarily based on the income approach utilizing the discounted cash flow method. The Company also corroborated the fair value estimates derived from the income approach by considering the implied market multiples of comparable transactions and companies. The discounted cash flow method required the Company to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

•
Industry weighted-average cost of capital ("WACC"): The Company utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant in each respective geography.

•
Operating income: The Company utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.

•
Other cash flow adjustments: The Company utilized a projected cash flow impact pertaining to depreciation, capital expenditures and expected changes in working capital as each of its goodwill reporting units grow.

See Note 6 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements, supplier partner programs, intellectual property, non-compete agreements and an encryption key library. Customer relationships, distributor agreements, supplier partner programs and the encryption key library are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Trade names are amortized over a period ranging from 1 to 5 years. Non-compete agreements are amortized over their contract life.

These assets are shown in detail in Note 6 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Network1 and Intelisys, the Company is obligated to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. Future payments are to be paid in the functional currency of the acquired entity, which is the Brazilian real for Network1 and U.S. dollars for Intelisys. The Company paid the final earnout payment to the former shareholders of CDC during fiscal year 2016 and the final earnout payment to Imago during fiscal year 2017. The Company also made a single earnout payment to the former shareholders of POS Portal during fiscal year 2018 in accordance with the share purchase agreement.
Network1 has one remaining earnout payment to be paid during fiscal year 2019. Intelisys has three remaining earnout payments to be paid in annual installments during fiscal years 2019 through 2021. In accordance with ASC Topic 805, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectability must be reasonably assured. The Company allows its customers to return product for exchange or credit, subject to certain limitations. Taxes collected from customers and remitted to governmental authorities, such as sales taxes and value added taxes, are excluded from net sales.

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

Service revenue associated with third-party service contracts and warranty programs, as mentioned above, along with configuration and marketing services, is recognized when the work is complete and the four criteria discussed above have been met. Service revenue associated with service contracts, warranty programs, configuration, marketing and other services approximates 3% of consolidated net sales for fiscal years 2018, 2017 and 2016.

The Company provides hardware and value added services for point of sale and payment equipment. This includes terminals, related accessories, financing, device configuration as well as software licenses, professional services and hardware support programs.  The Company is the primary obligor for all hardware, software and services sold and recognizes such revenue and cost of goods sold on a gross basis. The revenue associated with rental offerings to customers is recognized in net sales and the cost associated with such offering is recognized as depreciation on the capitalized equipment in cost of goods sold in the Consolidated Income Statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

Through the Intelisys acquisition, the Company has a recurring revenue model in which the Company acts as a master agent partnering suppliers with sales agents to provide telecommunications and cloud services to end-users. As the Company acts as an agent on behalf of the suppliers' services, commission revenue received from the supplier is recognized net of cost associated with the commissions the Company pays to sales agents, at the time of sale. Revenue associated with the recurring revenue model approximates 1% of consolidated net sales for fiscal year 2018.

During the fiscal years ended June 30, 2018, 2017 and 2016, the Company did not engage in sales transactions involving multiple element arrangements.

Shipping Revenue and Costs

Shipping revenue is included in net sales, and related costs are included in cost of goods sold. Shipping revenue was $19.9 million, $12.8 million and $13.0 million for the years ended June 30, 2018, 2017 and 2016.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement are included in selling, general and administrative expenses, were not significant in any of the three fiscal years ended June 30, 2018, 2017 and 2016. Deferred advertising costs for any of these three fiscal years were also not significant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. In accordance with ASC 740, Accounting for Income Taxes valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized. Additionally, the Company maintains reserves for uncertain tax provisions.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Company has accounted for changes in the tax provision in accordance with the new law. In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act. Accordingly, the Company has recorded provisional amounts for the one-time transition tax on the deemed repatriation of undistributed foreign earnings and the remeasurment of deferred tax assets and liabilities. The final impact from the enactment of the Tax Act may differ from the estimates provided for a number of reasons including, but not limited to, the issuance of final regulations, interpretation of the law and refinement of the Company's ongoing analysis of the new tax positions. Any changes in the provisional amount recognized will be reflected in the income tax expense in the period they are identified. See Note 12 - Income Taxes for further discussion.

Share-Based Payments

The Company accounts for share-based compensation using the provisions of ASC 718, Accounting for Stock Compensation, which requires the recognition of the fair value of share-based compensation. Furthermore, the Company adopted ASU 2016-09 which simplified several aspects of the accounting share-based compensation, including income tax effects, forfeitures, statutory

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

withholding requirements and cash flow statement classifications. Share-based compensation is estimated at the grant date based on the fair value of the awards. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASU 2016-09 allows companies to elect an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. The Company has elected to maintain its current accounting policy, estimate the total number of awards expected to be forfeited at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ. The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Common stock repurchases

Repurchases of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of shareholder's equity on the Consolidated Balance Sheets. In August 2014, our Board of Directors authorized a three-year $120 million share repurchase program. Through June 30, 2016, the Company completed the program, repurchasing 3.4 million shares totaling approximately $119.5 million. In August 2016, the Board of Directors authorized a new three-year $120 million share repurchase program. During the year ended June 30, 2017, the Company repurchased 0.6 million shares totaling approximately $20.3 million. There were no share repurchases during the year ended June 30, 2018.

Comprehensive Income

ASC 220, Comprehensive Income, defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the Company include net income, unrealized gains or losses on hedged transactions, net of tax and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries. The loss from foreign currency translation adjustment increased for the year ended June 30, 2018 as compared to the prior year largely due to the significant fluctuations in the Brazilian real year-over-year.

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

Reclassifications

Certain reclassifications have been made on the Consolidated Statements of Cash Flows to show taxes paid on settlement of equity awards separately from exercise of stock options under cash flows from financing activities. Prior year balances have been reclassified to conform with current year presentation. These reclassifications had no effect on consolidated financial results.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted this guidance for the fiscal year beginning July 1, 2018 using the full retrospective transition method. The Company engaged a third-party consultant to assist with developing a multi-phase plan to assess the impact of

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

adoption. The Company does not expect the adoption of ASC 606 to have a material impact to the financial statements and is currently in the process of finalizing policy and procedure documentation around the adoption of the standard. Additionally, the Company is in the process of evaluating the impact of the expanded disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance can be adopted using a modified retrospective approach or a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues, with the treatment of contingent consideration payments made after a business combination being the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from financing activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The standard will be applicable to the Company for the fiscal year beginning July 1, 2018. The guidance requires adoption using a retrospective transition method. Upon adoption, the Company expects to retroactively reclassify cash outflows between financing activities and operating activities related to contingent consideration payments in excess of the originally valued contingent consideration liability at the date of acquisition.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) that amends and simplifies guidance related to hedge accounting to more accurately portray the economics of an entity’s risk management activities in its financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance requires adoption using a modified retrospective approach. The presentation and disclosure requirements apply prospectively. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Net income	$33,153	$69,246	$63,619

Denominator:
Weighted-average shares, basic	25,522	25,318	26,472
Dilutive effect of share-based payments	102	197	215
Weighted-average shares, diluted	25,624	25,515	26,687

Net income per common share, basic	$1.30	$2.74	$2.40
Net income per common share, diluted	$1.29	$2.71	$2.38

For the years ended June 30, 2018, 2017 and 2016, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 551,320, 418,325 and 461,090, respectively.

(3)Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2018	2017
	(in thousands)
Land	$3,331	$3,331
Buildings and leasehold improvements	21,384	21,101
Computer software and equipment	74,220	53,583
Furniture, fixtures and equipment	27,077	26,059
Construction in progress	1,584	4,556
Rental equipment	13,817	—
	141,413	108,630
Less accumulated depreciation	(68,371)	(52,064)
	$73,042	$56,566

During the fiscal year ended June 30, 2018, the increase in net fixed assets from the prior year is largely due to net assets acquired during the POS Portal acquisition.

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $13.3 million, $9.4 million and $7.3 million for the fiscal years ended 2018, 2017 and 2016, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $3.5 million for the fiscal year ended June 30, 2018. There was no depreciation expense recorded as cost of goods sold prior to the acquisition of POS Portal on July 31, 2017.

(4)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

	June 30,
	2018	2017
	(in thousands)
Deferred warranty revenue	$21,065	$24,813
Accrued compensation	22,378	21,713
Other taxes payable	18,560	18,440
Accrued marketing expense	4,457	5,914
Brazilian pre-acquisition contingencies	1,385	3,506
Accrued freight	3,849	3,392
Other accrued liabilities	19,179	26,937
	$90,873	$104,715

(5)     Acquisitions

POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the share purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The agreement also included a cash earn-out payment up to $13.2 million based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ended September 30, 2017, which was paid in full during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. A portion of the escrow was released during the quarter ended December 31, 2017. As of June 30, 2018, the balance available in escrow was $13.1 million. In connection with the POS Portal acquisition during fiscal 2018, the Company recognized $0.2 million in acquisition-related cost included in selling, general and administrative expenses on the Consolidated Income Statements.

The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Purchase accounting for this acquisition was finalized during the quarter ended December 31, 2017. The goodwill balance is primarily attributed to expanding the Company's high-value capabilities and market reach across all payment channels. Goodwill, identifiable intangible assets and the related deferred tax liability are not deductible for tax purposes. Pro forma results of operations have not been presented for the acquisition of POS Portal because such results are not material to our consolidated results.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

POS Portal
(in thousands)
Receivables	$8,914
Inventory	8,352
Other current assets	917
Property and equipment, net	24,963
Goodwill	101,198
Identifiable intangible assets	57,000
Other non-current assets	100
$201,444

Accounts payable	$10,897
Accrued expenses and other current liabilities	5,130
Contingent consideration	13,098
Other long-term liabilities	102
Long-term deferred taxes payable	28,449
Consideration transferred, net of cash acquired	143,768
$201,444

Intangible assets acquired include trade names, customer relationships, non-compete agreements and an encryption key library. The weighted-average amortization period for these identified assets after purchase accounting adjustments, other than goodwill, was 10 years.

Intelisys

On August 29, 2016, the Company acquired substantially all the assets of Intelisys, a technology services company with voice, data, cable, wireless and cloud services. Intelisys is part of the Company's Worldwide Communications & Services operating segment. With this acquisition, the Company broadened its capabilities in the telecom and cloud services market and expands its opportunities for high-growth recurring revenue.

Under the asset purchase agreement, the Company made an initial cash payment of approximately $84.6 million, which consisted of an initial purchase price of $83.6 million and $1.0 million for additional net assets acquired at closing, and agreed to make four additional annual cash installments based on a form of adjusted EBITDA for the periods ending June 30, 2017 through June 30, 2020. The Company acquired $0.8 million of cash as part of the acquisition, resulting in $83.8 million net cash paid for Intelisys initially. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of June 30, 2018, the balance available in escrow was $8.5 million. During fiscal years 2017 and 2016, the Company recognized $0.5 million and $0.3 million, respectively, in acquisition-related cost included in selling, general and administrative expenses on the Consolidated Income Statements.

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
June 30, 2018

Intelisys
(in thousands)
Receivables, net	$21,655
Other current assets	1,547
Property and equipment, net	5,298
Goodwill	109,005
Identifiable intangible assets	63,110
Other non-current assets	1,839
$202,454
Accounts payable	$21,063
Accrued expenses and other current liabilities	2,587
Contingent consideration	95,000
Consideration transferred, net of cash acquired	83,804
$202,454

Intangible assets acquired include customer relationships, trade names, intellectual property and non-compete agreements. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 10 years.

(6)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2018, 2017 and 2016, no impairment charges related to goodwill were recorded.

Changes in the carrying amount of goodwill for the years ended June 30, 2018 and 2017, by reportable segment, are set forth in the table below. Additions to goodwill for fiscal years 2018 and 2017 are due to the acquisitions of POS Portal and Intelisys, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2016	$36,434	$56,281	$92,715
Additions	—	109,005	109,005
Unrealized loss on foreign currency translation	(174)	(665)	(839)
Balance at June 30, 2017	$36,260	$164,621	$200,881
Additions	101,198	—	101,198
Unrealized loss on foreign currency translation	(244)	(3,661)	(3,905)
Balance at June 30, 2018	$137,214	$160,960	$298,174

The following table shows the Company’s identifiable intangible assets as of June 30, 2018 and 2017, respectively.

	June 30, 2018			June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$139,479	$40,337	$99,142	$110,691	$27,977	$82,714
Trade names	27,123	12,224	14,899	23,256	8,691	14,565
Non-compete agreements	3,064	1,221	1,843	1,160	608	552
Distributor agreements	363	188	175	355	158	197
Supplier partner program	3,583	456	3,127	3,583	98	3,485
Encryption key library	19,900	2,280	17,620	—	—	—
Total intangibles	$193,512	$56,706	$136,806	$139,045	$37,532	$101,513

During fiscal year 2018, the Company acquired customer relationships, trade names, intellectual property, non-compete agreements and an encryption key library related to the acquisition of POS Portal.

The weighted-average amortization period for all intangible assets was approximately 10 years for years ended June 30, 2018, 2017 and 2016, respectively. Amortization expense for the years ended June 30, 2018, 2017 and 2016 was $20.7 million, $15.5 million and $9.8 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

Amortization Expense
(in thousands)
Year Ended June 30,
2019	$18,920
2020	18,308
2021	18,200
2022	16,564
2023	15,591
Thereafter	49,223
Total	$136,806

(7)	Short-Term Borrowings and Long-Term Debt

The following table shows the Company’s long term debt as of June 30, 2018 and 2017, respectively.

	2018	2017
	(in thousands)
Current portion of long-term debt	$551	$—
Long term debt, net of current portion	4,878	5,429
Borrowings under revolving credit facility	244,000	91,871
Total debt	$249,429	$97,300

Revolving Credit Facility

The Company has a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 3, 2017, the Company amended this credit facility to extend its maturity to April 3, 2022. On August 8, 2017, the Company amended this credit facility to increase the committed amount from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $0.9 million and $0.3 million in connection with the amendments to the Amended Credit Agreement on April 3, 2017 and August 8, 2017, respectively. These costs were capitalized to other assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

The spread in effect as of June 30, 2018 was 1.625% for LIBOR-based loans and 0.625% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2018 was 0.25%. The Company was in compliance with all covenants under the credit facility as of June 30, 2018.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The average daily balance on the revolving credit facility during the fiscal years ended June 30, 2018 and 2017 was $269.5 million and $126.5 million, respectively. There was $156.0 million and $208.1 million available for additional borrowings as of June 30, 2018 and 2017, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2018 and June 30, 2017.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2018, the Company was in compliance with all covenants under this bond. The interest rate at June 30, 2018 and 2017 was 2.855% and 1.926%, respectively.

Scheduled maturities of the Company’s revolving credit facility and long-term debt at June 30, 2018 are as follows:

	Revolving Credit Facility	Long-Term Debt
	(in thousands)
Fiscal year:
2019	$—	$551
2020	—	338
2021	—	342
2022	244,000	347
2023	—	351
Thereafter	—	3,500
Total principal payments	$244,000	$5,429

Debt Issuance Costs

As of June 30, 2018, net debt issuance costs associated with the credit facility and bonds totaled $1.3 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(8)    Derivatives and Hedging Activities

The Company’s results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with U.S. GAAP. The Company records all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and once these opportunities have been exhausted the Company uses currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Chilean peso and Peruvian nuevo sol. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding with notional amounts of $74.6 million and $67.1 million for the exchange of foreign currencies as of June 30, 2018 and 2017, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Net foreign exchange derivative contract loss (gain)	$386	$146	$(1,951)
Net foreign currency transactional and re-measurement loss	1,710	1,773	4,522
Net foreign currency loss	$2,096	$1,919	$2,571

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
Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure to interest rates, the Company entered into an interest rate swap agreement with a notional amount of $50 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2018 and 2017.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$161	$7
Unrealized gain in fair value of interest swap rates	1,422	14
Net increase in accumulated other comprehensive income (loss)	$1,583	$21
Income tax effect	494	8
Net increase in accumulated other comprehensive income (loss), net of tax	$1,089	$13

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements as of June 30, 2018, utilized for the risk management purposes detailed above:

	June 30, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$157
Interest rate swap agreement	Other current assets	$1,604	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$156

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements as of June 30, 2017, utilized for the risk management purposes detailed above:

	June 30, 2017
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$35
Interest rate swap agreement	Other current assets	$21	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$131

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

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

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$23,352	$23,352	$—	$—
Forward foreign currency exchange contracts	157	—	157	—
Interest rate swap agreement	1,604	—	1,604	—
Total assets at fair value	$25,113	$23,352	$1,761	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$23,352	$23,352	$—	$—
Forward foreign currency exchange contracts	156	—	156	—
Liability for contingent consideration, current and non-current	108,233	—	—	108,233
Total liabilities at fair value	$131,741	$23,352	$156	$108,233

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including LIBOR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Consolidated Balance Sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions. See Note 8 - Derivatives and Hedging Activities.

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

POS Portal is part of the Company's Worldwide Barcode, Networking & Security Segment. Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations for the Network1, Intelisys and POS Portal earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2018. The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

	Contingent Consideration for the Fiscal Year Ended
	June 30, 2018
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$114,036	$114,036
Issuance of contingent consideration	13,098	—	13,098
Payments	(13,167)	(40,858)	(54,025)
Adjustments to contingent consideration (1)	—	(779)	(779)
Change in fair value	69	36,974	37,043
Fluctuation due to foreign currency exchange	—	(1,140)	(1,140)
Fair value at end of period	$—	$108,233	$108,233
(1) The contingent consideration payable to the former shareholders of Network1 has been reduced by payments the Company made to settle pre-acquisition contingencies during the quarter ended June 30, 2018.

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

The fair values of amounts owed are recorded in the current portion of contingent consideration and the long-term portion of contingent consideration in the Company's Consolidated Balance Sheets. The U.S. dollar amounts of actual disbursements made in conjunction with future earnout payments are subject to change as the liability is denominated in currencies other than the U.S. dollar and subject to foreign exchange fluctuation risk. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the United States and Brazilian markets.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of June 30, 2018 and 2017 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
June 30, 2018	Discounted cash flow	Weighted average cost of capital	8.6%
		Adjusted EBITDA growth rate	18.2%

June 30, 2017	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	17.0%

The weighted average cost of capital ("WACC") decreased year-over-year largely due to the reduction in the WACC used for the Network1 contingent consideration liability as the earnout period is complete as of June 30, 2018.

Worldwide Barcode, Networking & Security Segment

POS Portal

The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. As such, no liability is recorded as of this reporting date. The change in the fair value of the contingent consideration recognized in the Consolidated Income Statements for the fiscal year ended June 30, 2018 was a loss less than $0.1 million.

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

Worldwide Communications & Services Segment

Network1

The fair value of the liability for the contingent consideration related to Network1 recognized at June 30, 2018 was $10.7 million of which the entire balance is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a loss of $21.0 million for the fiscal year ended June 30, 2018, which is primarily due to a change in estimate of the current year payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and improved actual results for the fiscal year. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability.

As of June 30, 2017, the fair value of the contingent consideration was $6.9 million, of which $5.4 million was classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements was a gain of $5.8 million for the fiscal year ended June 30, 2017, which was largely driven by a reduction in future projected results and less-than-expected actual results, partially offset by the recurring amortization of the unrecognized fair value discount.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2018 was $97.5 million of which $32.2 million is classified as current. The change in fair value of the contingent consideration recognized in the Consolidated Income Statements contributed a loss of $16.0 million for the fiscal year ended June 30, 2018, which was primarily due to the recurring amortization of the unrecognized fair value discount and an adjustment to the probability weights in the discounted cash flow model. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $115.3 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

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

Imago

The final payment of the contingent consideration related to Imago was paid during the quarter ended December 31, 2016. The change in fair value of contingent consideration recognized in the Consolidated Income Statements contributed a gain of $1.1 million for the fiscal year ended June 30, 2017, which was largely driven by actual results that were less-than-expected, including special adjustments as determined by the purchase agreement and recurring amortization of the unrecognized fair value discount. In addition, volatility in the foreign exchange rate between the British pound and the U.S. dollar drove changes in the translation of this British pound-denominated liability.

Scheduled maturities of the Company’s contingent considerations at June 30, 2018 are as follows:

Contingent Consideration
(in thousands)
Fiscal year:
2019	$42,975
2020	32,239
2021	33,019
Total contingent consideration payments	$108,233

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(10)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2002 Long-Term Incentive Plan and the 2013 Long-Term Incentive Plan). Awards are currently only being granted under the 2013 Long-Term Incentive Plan. As of June 30, 2018, there were 3,786,727 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

The Company accounts for its share-based compensation awards in accordance with ASC 718 – Stock Compensation, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled or repurchased after the effective date. Total share-based compensation included as a component of selling, general and administrative expenses in our Consolidated Income Statements was as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,184	$1,356	$1,479
Equity classified restricted stock	5,275	5,246	5,614
Total share-based compensation	$6,459	$6,602	$7,093

Stock Options

During the fiscal year ended June 30, 2018, the Company granted stock options for 119,132 shares. These options vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The Company used the following weighted-average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2018	2017	2016
Expected term	5 years	5 years	4.02 years
Expected volatility	30.70%	30.88%	28.70%
Risk-free interest rate	2.17%	1.84%	1.47%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option	$10.60	$11.26	$9.53

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2018
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	872,989	$37.63
Granted during the period	119,132	34.27
Exercised during the period	(62,701)	35.72
Canceled, forfeited, or expired during the period	(32,300)	37.17
Outstanding, end of year	897,120	37.33	5.95	$3,089,365
Vested and expected to vest at June 30, 2018	895,187	37.34	5.94	$3,078,179
Exercisable, end of year	685,554	$37.84	5.07	$2,113,769

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2018, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2018, 2017 and 2016 was $0.5 million, $1.6 million and $1.3 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2018
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	215,970	$38.48	$10.39
Granted	119,132	34.27	10.60
Vested	(123,536)	39.20	10.33
Unvested, end of year	211,566	$35.69	$10.54

As of June 30, 2018, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.12 years. The total fair value of options vested during the fiscal years ended June 30, 2018, 2017 and 2016 is $1.3 million, $1.5 million and $1.5 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.13 - $22.27	2,800	0.43	$18.14	2,800	$18.14
$22.27 - $26.38	25,000	1.43	24.57	25,000	24.57
$26.38 - $30.49	20,731	4.44	29.80	20,731	29.80
$30.49 - $34.60	197,971	7.17	34.21	82,839	34.27
$34.60 - $38.71	371,169	5.67	37.04	274,735	36.87
$38.71 - $42.82	279,449	6.02	41.83	279,449	41.83
	897,120	5.95	$37.33	685,554	$37.84

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2018, the Company granted 138,665 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs or PUs:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

	Fiscal Year Ended June 30, 2018
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	92,469	December 8, 2017	$34.35	Annually over 3 years
Certain employees based on performance(1)	31,296	February 1, 2018	$34.95	January 1, 2018 through December 31, 2020
Non-Employee Directors(2)
Certain Directors	500	September 11, 2017	$37.75	6 months
Certain Directors	14,400	December 8, 2017	$34.35	6 months
(1) The RSU's granted on February 1, 2018 contains both service and performance-based vesting conditions for the period January 1, 2018 through December 31, 2020 (the "performance cycle") as determined by the Compensation Committee of the Company's Board of Directors. The total number for target shares granted could differ from the actual shares vested at the conclusion of the performance cycle. See the Company's 2018 Proxy Statement for more information about these grants.
(2) Under the 2013 Long-Term Incentive Plan, non-employee directors receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted is established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded annually to each non-employee director generally is determined by dividing $100,000 by the equity award value of the common stock on the date of grant, as defined in the 2013 Long-Term Incentive Plan. The equity award value means the value per share based on a 45-day averaging of the fair market value of the common stock over a specified period of time, or the fair market value of the common stock on a specified date. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	267,386	$37.86
Granted during the period	138,665	34.50
Target shares adjustment during the period (1)	(216)	36.33
Vested during the period	(146,046)	38.16
Cancelled, forfeited, or expired during the period	(6,270)	34.77
Outstanding, end of year	253,519	$35.93
(1) These target shares granted as RSUs during fiscal year 2015 have service based and performance based vesting conditions. The actual number of shares granted for each of the three tranches, for the period June 1, 2014 through June 30, 2017, is determined after the date of the Company's financial statements. Therefore, the adjustment recognized during fiscal year 2018 represents the variance between the shares assumed to be granted versus at June 30, 2017 the actual shares granted for the third tranche.

As of June 30, 2018, there was approximately $6.6 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.23 years. The Company withheld 47,470 shares for income taxes during the fiscal year ended June 30, 2018.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(11)    Employee Benefit Plans

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986. One plan governs all employees located in the United States, excluding POS Portal employees, that meet certain eligibility requirements and provides a matching contribution equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800. Employer contributions are vested based upon tenure over a five-year period. The Company also assumed POS Portal's defined contribution plan upon acquisition, which provides a matching contribution equal to 100% of each participant's contribution, up to a maximum of 4%. The Company's employer contributions under the POS Portal plan vest immediately.

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Matching contributions	$1,163	$875	$735
Discretionary contributions	4,700	3,413	3,617
Total contributions	$5,863	$4,288	$4,352

Internationally, the Company contributes to either plans required by local governments or to various employee annuity plans. Additionally, the Company maintains a non-qualified, unfunded deferred compensation plan that allows eligible executives to defer a portion of their compensation in addition to receiving discretionary matching contributions from the Company. Employer contributions are vested over a five-year period.

(12)    Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018 and implements a modified territorial tax system. Since the Company has a June 30th fiscal year-end, the lower tax rate resulted in a blended U.S. statutory federal rate of approximately 28% for the fiscal year ended June 30, 2018. The U.S. statutory federal rate will be 21% for subsequent fiscal years. As part of of the Tax Act, U.S. companies are required to pay a one-time transition tax on the deemed repatriation of undistributed foreign earnings and to remeasure deferred tax assets and liabilities.

In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act. Accordingly, the Company has recorded provisional amounts for the one-time transition tax on the deemed repatriation of undistributed foreign earnings and the remeasurement of deferred tax assets and liabilities. The final impact from the enactment of the Tax Act may differ from the estimates provided for a number of reasons including, but not limited to, the issuance of final regulations, interpretation of the law and refinement of the Company's ongoing analysis of the new tax positions. Any changes in the provisional amount recognized will be reflected in the income tax expense in the period they are identified.

The Tax Act includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax as part of the transition. For the fiscal year ended June 30, 2018, the Company recognized provisional income tax expense of $9.6 million for a one-time transition tax liability on total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. No additional income tax expense has been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent for these entities as such amounts continue to be indefinitely reinvested in foreign operations.

As part of accounting for the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future, which is generally 21% . For the fiscal year ended June 30, 2018 the Company recognized provisional income tax benefit of $1.6 million for the remeasurement of the Company’s deferred tax asset and liability balances.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Current:
Federal	$38,263	$31,149	$21,855
State	3,503	2,615	1,652
Foreign	9,203	269	6,100
Total current	50,969	34,033	29,607
Deferred:
Federal	(9,987)	(3,832)	3,990
State	(1,962)	(397)	365
Foreign	(11,248)	2,445	(1,571)
Total deferred	(23,197)	(1,784)	2,784
Provision for income taxes	$27,772	$32,249	$32,391

A reconciliation of the U.S. Federal income tax expense at a blended statutory rate of 28% for the fiscal year ended June 30, 2018 and a statutory rate of 35% for the June 30, 2017 and 2016 fiscal years to actual income tax expense is as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
U.S. statutory rate	28.0%	35.0%	35.0%
U.S. Federal income tax at statutory rate	$17,094	$35,524	$33,603
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,883	1,729	1,578
Tax credits	(1,825)	(1,430)	(2,517)
Valuation allowance	1,530	444	541
Effect of foreign operations, net	(1,396)	(1,477)	(1,150)
Stock compensation	1,049	(61)	(62)
Capitalized acquisition costs	48	231	70
Nontaxable income	(9)	(4,437)	—
Disallowed interest	1,888	2,011	571
Other	(1,438)	(285)	(243)
U.S. Tax Reform transition tax	9,609	—	—
U.S. Tax Reform impact of rate change on deferred taxes	(1,615)	—	—
Belgium Tax Reform impact of rate change on deferred taxes	1,040	—	—
Other jurisdictions impact of rate change on deferred taxes	(86)	—	—
Provision for income taxes	$27,772	$32,249	$32,391

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2018	2017
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$12,874	$11,687
Inventories	4,060	5,235
Nondeductible accrued expenses	7,426	3,968
Net operating loss carryforwards	5,350	3,141
Tax credits	5,795	4,094
Timing of amortization deduction from goodwill	5,756	1,285
Deferred compensation	5,696	7,934
Stock compensation	2,809	5,424
Timing of amortization deduction from intangible assets	2,510	3,032
Total deferred tax assets	52,276	45,800
Valuation allowance	(5,098)	(3,473)
Total deferred tax assets, net of allowance	47,178	42,327
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(7,468)	(7,778)
Timing of amortization deduction from goodwill	(1,782)	(5,013)
Timing of amortization deduction from intangible assets	(17,498)	(2,053)
Total deferred tax liabilities	(26,748)	(14,844)
Net deferred tax assets	$20,430	$27,483

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Domestic	$66,416	$79,871	$76,062
Foreign	(5,491)	21,624	19,948
Worldwide pretax earnings	$60,925	$101,495	$96,010

As of June 30, 2018, there were (i) gross net operating loss carryforwards of approximately $2.4 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $4.1 million; (iii) foreign gross net operating loss carryforwards of approximately $17.8 million; (iv) state income tax credit carryforwards of approximately $2.2 million that will began to expire in the 2018 tax year; and (v) withholding tax credits of approximately $3.5 million; and (vi) foreign tax credits of $0.6 million. The Company maintains a valuation allowance of $0.6 million for foreign net operating losses, a less than $0.1 million valuation allowance for state net operating losses, a $3.5 million valuation allowance for withholding tax credits, a $0.6 million valuation allowance for foreign tax credits, and $0.3 million valuation allowance for state income tax credits, and a less than $0.1 million valuation allowance for the notional interest deduction, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company adopted ASU 2016-09 during fiscal year 2018 which required the Company to recognize excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements that were previously recognized as additional paid-in-capital. As a result of these changes, the Company recognized net tax expense of $1.0 million for the fiscal year ended June 30, 2018.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The one-time transition tax is based on the total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) were previously deferred from U.S. income taxes. Prior to the passage of the Tax Act, the Company did not provide for U.S. income taxes for undistributed earnings of foreign subsidiaries that were considered to be retained indefinitely for reinvestment. The Company will continue to distribute the earnings of its Canadian subsidiary, but earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. It has been the practice of the Company to reinvest those earnings in the business outside the United States. Apart from the one-time transition tax, any incremental deferred income taxes on the unremitted foreign earnings are not expected to be material.

As of June 30, 2018, the Company had gross unrecognized tax benefits of $2.1 million, $1.4 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of $0.1 million on a gross basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below were $1.2 million for the fiscal year ending June 30, 2018 and $1.1 million for the fiscal year ended June 30, 2017 and $1.2 million for the fiscal year ended June 30, 2016, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2018	2017	2016
	(in thousands)
Beginning Balance	$2,176	$2,148	$1,301
Additions based on tax positions related to the current year	157	174	326
Additions for tax positions of prior years	—	—	658
Reduction for tax positions of prior years	(280)	(146)	(137)
Ending Balance	$2,053	$2,176	$2,148

Financial results for the Belgium business produced pre-tax loss of approximately $5.3 million for the year ended June 30, 2018. To the extent the Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. However, the Belgium business reported cumulative taxable income for two of the four prior years. In the judgment of management, the conditions that gave rise to the fiscal current year and prior year pre-tax losses are temporary and that it is more likely than not that the deferred tax asset will be realized. A corporate tax reform law was enacted in Belgium on December 25, 2017, which reduces the corporate tax rate from 33% to 25% over a three-year period. The company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $1.0 million during the year ended June 30, 2018.

During the quarter ended June 30, 2017, a lawsuit filed by ScanSource Brazil with the Brazilian Supreme Court in 2014 regarding the tax treatment of certain Brazilian state-provided tax benefits was settled in Scansource Brazil’s favor.  As a result, Scansource Brazil was awarded and recovered a tax settlement. The Company recorded, discrete to the June 30, 2017 quarter, the income tax benefit associated with that recovery equal to approximately $4.5 million.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2013.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(13)    Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through 2023. The Company also leases certain equipment under a capital lease that expires in 2020. Lease expense and future minimum lease payments under operating leases and capital leases are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Lease expense	$9,824	$8,703	$7,394

	Operating Lease Payments	Capital Lease Payments	Total Payments
	(in thousands)
Fiscal Year Ended June 30,
2019	$8,196	$675	$8,871
2020	6,160	675	6,835
2021	5,316	—	5,316
2022	4,185	—	4,185
2023	3,404	—	3,404
Thereafter	10,817	—	10,817
Total future minimum lease payments	38,078	1,350	39,428
Less: amounts representing interest on capital lease	—	30	30
Total future minimum principal lease payments	$38,078	$1,320	$39,398

On July 6, 2016, the Company entered into an amended agreement to continue to lease approximately 741,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The term of the lease is 135 months with 2 consecutive 5-year extension options.

On December 7, 2017 the Company entered into a new lease agreement and amended an existing lease agreement for certain information technology infrastructure located in the Greenville, South Carolina facility expiring in 2020. The Company determined each lease qualified as a capital lease and recorded a capital lease obligation equal to the present value of the minimum lease payments of $1.9 million in accordance.

The components of the Company's capital lease as of June 30, 2018 are as follows:

				Capital Lease Obligations
	Property & Equipment	Accumulated Depreciation	Net Book Value	Short-Term	Long-Term	Total
	(in thousands)
IT Infrastructure	$1,583	$(259)	$1,324	$653	$667	$1,320

Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2018, 2017 and 2016 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

During fiscal year ended June 30, 2018, the Company recognized $2.9 million in proceeds from a legal tax settlement, net of attorney fees, in Brazil. Of the total settlement, $2.5 million is included in selling, general and administrative expenses and $0.4 million is included in interest income on the Consolidated Income Statements. During the fiscal year ended June 30, 2017, the Company recognized $12.8 million in proceeds from a legal settlement, net of attorney fees, included in other income (expense), net on the Consolidated Income Statements.

Capital Projects

The Company expects total capital expenditures to range from $10.0 million to $15.0 million during fiscal year 2019 primarily for rental equipment investments and facility improvements.

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

The table below summarizes the balances and line item presentation of CDC's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2018	June 30, 2017
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$—	$2,212
Other assets (noncurrent)	$—	$—
Liabilities
Other current liabilities	$—	$2,212
Other long-term liabilities	$—	$—

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The sellers deposited $12.3 million and $8.7 million into the escrow account for the years ended June 30, 2018 and 2017. The amount available after the impact of foreign currency translation, as of June 30, 2018 and 2017, for future pre-acquisition contingency settlements or to be released to the sellers was $24.1 million and $13.0 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2018	June 30, 2017
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$1,385	$1,294
Other assets (noncurrent)	$5,700	$8,235
Liabilities
Other current liabilities	$1,385	$1,294
Other long-term liabilities	$5,700	$8,235

The net decline in the value of pre-acquisition contingencies for Network1 is primarily due to the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2018 is estimated to range from $6.7 million to $23.0 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(14)    Segment Information

The Company is a leading provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment includes a portfolio of solutions primarily for enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions. Data capture and POS solutions interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services. We have business units within this segment in North America, Latin America and Europe. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$2,628,988	$2,389,256	$2,361,670
Worldwide Communications & Services	1,217,272	1,178,930	1,178,556
	$3,846,260	$3,568,186	$3,540,226
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$18,233	$6,496	$5,651
Worldwide Communications & Services	15,769	15,099	8,543
Corporate	3,493	3,373	2,960
	$37,495	$24,968	$17,154
Operating income:
Worldwide Barcode, Networking & Security	$56,911	$49,727	$52,227
Worldwide Communications & Services	10,900	39,768	45,513
Corporate(1)	(172)	(1,256)	(863)
	$67,639	$88,239	$96,877
Capital expenditures:
Worldwide Barcode, Networking & Security	$4,841	$3,796	$5,298
Worldwide Communications & Services	1,964	3,163	3,923
Corporate	1,354	1,890	2,860
	$8,159	$8,849	$12,081
Sales by Geography Category:
United States	$2,877,225	$2,719,413	$2,655,760
International(2)	999,245	882,446	920,098
Less intercompany sales	(30,210)	(33,673)	(35,632)
	$3,846,260	$3,568,186	$3,540,226

(1) For the years ended June 30, 2018, 2017 and 2016, the amounts shown above include acquisition costs.
(2) For the years ended June 30, 2018, 2017 and 2016, there were no sales in excess of 10% of consolidated net sales to any single international country.

	June 30, 2018	June 30, 2017
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,062,143	$885,786
Worldwide Communications & Services	841,490	769,342
Corporate	41,662	63,175
	$1,945,295	$1,718,303
Property and equipment, net by Geography Category:
United States	$69,032	$51,853
International	4,010	4,713
	$73,042	$56,566

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018

(15)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2018	2017	2016
	(in thousands)
Currency translation adjustment	$(85,279)	$(73,217)	$(72,687)
Unrealized gain on fair value of interest rate swap, net of tax	1,102	13	—
Accumulated other comprehensive loss	$(84,177)	$(73,204)	$(72,687)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2018	2017	2016
	(in thousands)
Tax expense (benefit)	$1,993	$(396)	$327

(16)	Subsequent Events

On August 20, 2018, the Company acquired Canpango, a global Salesforce implementation and consulting partner with deep knowledge of CRM and integration with telecom systems. Canpango’s professional services are complementary to our cloud services offerings. Canpango joins the Company's Worldwide Communications & Services operating segment.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2018, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. However, the POS Portal business acquired during the current fiscal year has been excluded from management's assessment of internal controls over financial reporting. The operations of POS Portal, which we acquired all of the outstanding shares of on July 31, 2017, represent 2% of our consolidated revenues and total assets for the fiscal year ended June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.
The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2018, a definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders pursuant to Regulation 14A promulgated under the Exchange Act. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in our 2018 Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 11.	Executive Compensation.

The information required to be included by Item 11 of the Form10-K will be included in our 2018 Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 of Form 10-K will be included in our 2018 Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of Form 10-K will be included in our 2018 Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated by reference herein.

ITEM 14.	Principal Accountant Fees and Services.

The information required to be included by Item 14 of Form 10-K will be included in our 2018 Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated by reference herein.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

ITEM 16.	FORM 10-K SUMMARY
None
SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2016	$32,589	7,571	(3,829)	2,701	$39,032
Trade and current note receivable allowance					$39,032
Year ended June 30, 2017	$39,032	8,901	(3,860)	361	$44,434
Trade and current note receivable allowance					$44,434
Year ended June 30, 2018	$44,434	7,075	(5,610)	(338)	$45,561
Trade and current note receivable allowance					$45,561

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)
"Other" amounts include recoveries and the effect of foreign currency fluctuations for years ended June 30, 2018, 2017 and 2016. The amount in 2018 includes $0.1 million in accounts receivable reserves acquired with the POS Portal acquisition on July 31, 2017. The amount in 2017 includes $0.6 million of recoveries and $0.3 million of accounts receivable reserves acquired with the Intelisys acquisition on August 29, 2017. In addition, the amount in 2016 includes $1.5 million of recoveries and $1.2 million of accounts receivable reserves acquired with KBZ on September 4, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 28, 2018

SCANSOURCE , INC.

By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. FISCHER	Chairman of the Board	August 28, 2018
Steven R. Fischer

/s/ MICHAEL L. BAUR	Chief Executive Officer and Director	August 28, 2018
Michael L. Baur	(principal executive officer)

/s/ GERALD LYONS	Executive Vice President and Chief Financial Officer	August 28, 2018
Gerald Lyons	(principal financial officer and principal accounting officer)

/s/ PETER C. BROWNING	Director	August 28, 2018
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 28, 2018
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 28, 2018
John P. Reilly

/s/ ELIZABETH O. TEMPLE	Director	August 28, 2018
Elizabeth O. Temple

/s/ CHARLES R. WHITCHURCH	Director	August 28, 2018
Charles R. Whitchurch

Exhibit Index
Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
2.1	Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.2	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.3+	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016
2.4+	Share Purchase Agreement for POS Portal, Inc. dated June 28, 2017		10-K	2.5	8/29/2017
3.1	Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005
3.2	Bylaws		10-Q	3.2	5/7/2014
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
	Executive Compensation Plans and Arrangements
10.1	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	10.4	11/2/2012
10.2	Form of Restricted Stock Award (for Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	10.3	5/6/2011
10.3	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	10.1	2/3/2015
10.4	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.5	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.6	Employee Stock Purchase Plan		S-8	99	12/5/2013
10.7	Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.8	Executive Severance Plan		8-K	10.3	6/21/2017
10.9	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009
10.10	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.11	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009
10.12	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011

10.13	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K	10.2	12/7/2009
10.14	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q	10.5	2/4/2011
10.15	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.1	2/4/2009
10.16	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.2	2/4/2009
10.17	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.3	2/4/2009
10.18	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.1	2/6/2014
10.19	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.2	2/6/2014
10.20	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.3	2/6/2014
10.21	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.4	2/6/2014
10.22	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.33	8/28/2014
10.23	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan	10-K	10.34	8/28/2014
10.24	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.1	12/8/2017
10.25	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.2	12/8/2017
10.26	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.3	12/8/2017
10.27	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.4	12/8/2017
10.28	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur	8-K	10.1	6/21/2017
10.29	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014
10.30	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons	8-K	10.2	6/21/2017
10.31	Employment Letter, dated August 23, 2017, of Gerald Lyons	8-K	10.1	8/24/2017

10.32	Board of Directors Compensation Program effective July 1, 2018	X
	Bank Agreements
10.33	Amended and Restated Credit Agreement		10-Q	10.1	11/4/2011
10.34	Amendment No. 1 to the Amended and Restated Credit Agreement		8-K	10.1	11/8/2013
10.35	Amendment No. 2 to the Amended and Restated Credit Agreement		8-K	10.1	12/14/2015
10.36	Amendment No. 3 to the Amended and Restated Credit Agreement		8-K	10.1	4/5/2017
10.37	Amendment No. 4 to the Amended and Restated Credit Agreement		8-K	10.1	8/9/2017
	Other Agreements
10.38+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.26	8/29/2007
10.39+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.54	8/29/2016
10.40+	US Avaya Distribution Agreement with ScanSource, Inc.		10-K	10.39	8/26/2010
10.41+	Amendment to Distribution Agreement with Avaya.		10-K	10.37	8/26/2013
10.42+	Addendum to Distributor Agreement with Avaya.		10-K/A	10.38	1/31/2014
10.43+	Google Services Amendment to Distributor Agreement with Avaya.		10-K	10.52	8/29/2016
10.44+	Hosted Service Amendment to Distributor Agreement with Avaya.		10-K	10.53	8/29/2016
10.45+	Amendment to Distribution Agreement with Avaya.		10-Q	10.1	5/9/2017
10.46+	Partner Hosted Cloud Services Amendment to Distribution Agreement with Avaya.		10-Q	10.1	5/9/2017
10.47+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.).		10-Q/A	10.1	10/24/2014
10.48+	Amendment to PartnerEmpower Distribution Agreement with Zebra.		10-K	10.50	8/29/2016
10.49+	Participation Agreement Relating to Distribution Agreement with Zebra.		10-K	10.51	8/29/2016
10.50+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.51	8/29/2017
21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification of the Chief Executive Officer	X
32.2	Certification of the Chief Financial Officer	X

101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017, (ii) the Consolidated Income Statements for the years ended June 30, 2018, June 30, 2017 and June 30, 2016, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2018, June 30, 2017 and June 30, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2018, June 30, 2017 and June 30, 2016, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text
X

+
Confidential treatment has been requested or granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.