Form 10-Q
period 2018-09-30
SCANSOURCE, INC.
filed 2018-11-06
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended September 30, 2018

Commission File Number: 000-26926

ScanSource, Inc.

South Carolina
(State of Incorporation)

57-0965380
(I.R.S. Employer Identification No.)

6 Logue Court
Greenville, South Carolina 29615
(864) 288-2432

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, no par value per share	25,607,664

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2018

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and suppliers, termination of our relationship with key suppliers or a significant modification of the terms under which we operate with a key supplier, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions and the other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$18,858	$25,530
Accounts receivable, less allowance of $45,340 at September 30, 2018 and $45,561 at June 30, 2018	677,499	678,940
Inventories	672,696	595,948
Prepaid expenses and other current assets	64,643	61,744
Total current assets	1,433,696	1,362,162
Property and equipment, net	71,625	73,042
Goodwill	311,334	298,174
Identifiable intangible assets, net	131,393	136,806
Deferred income taxes	21,283	22,199
Other non-current assets	52,068	52,912
Total assets	$2,021,399	$1,945,295
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$629,242	$562,564
Accrued expenses and other current liabilities	86,762	90,873
Current portion of contingent consideration	50,806	42,975
Income taxes payable	9,014	13,348
Current portion of long-term debt	335	551
Total current liabilities	776,159	710,311
Deferred income taxes	1,650	1,769
Long-term debt	4,764	4,878
Borrowings under revolving credit facility	276,760	244,000
Long-term portion of contingent consideration	29,367	65,258
Other long-term liabilities	54,802	52,703
Total liabilities	1,143,502	1,078,919
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,607,664 and 25,593,122 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	70,035	68,220
Retained earnings	896,655	882,333
Accumulated other comprehensive income (loss)	(88,793)	(84,177)
Total shareholders’ equity	877,897	866,376
Total liabilities and shareholders’ equity	$2,021,399	$1,945,295

June 30, 2018 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2018	2017
Net sales	$972,900	$924,559
Cost of goods sold	860,685	818,642
Gross profit	112,215	105,917
Selling, general and administrative expenses	77,931	73,187
Depreciation expense	3,265	3,240
Intangible amortization expense	5,003	5,011
Change in fair value of contingent consideration	4,584	16,881
Operating income	21,432	7,598
Interest expense	2,627	1,585
Interest income	(451)	(881)
Other expense, net	32	114
Income before income taxes	19,224	6,780
Provision for income taxes	4,902	2,633
Net income	$14,322	$4,147
Per share data:
Net income per common share, basic	$0.56	$0.16
Weighted-average shares outstanding, basic	25,599	25,434

Net income per common share, diluted	$0.56	$0.16
Weighted-average shares outstanding, diluted	25,755	25,579

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2018	2017
Net income	$14,322	$4,147
Unrealized gain on hedged transaction, net of tax	146	29
Foreign currency translation adjustment	(4,762)	9,885
Comprehensive income	$9,706	$14,061

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,322	$4,147
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,268	8,864
Amortization of debt issuance costs	84	74
Provision for doubtful accounts	632	3,101
Share-based compensation	1,391	1,586
Deferred income taxes	397	388
Change in fair value of contingent consideration	4,584	16,881
Contingent consideration paid in excess of acquisition fair value	(2,089)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,524)	(13,231)
Inventories	(78,828)	(53,089)
Prepaid expenses and other assets	(3,194)	(13,980)
Other non-current assets	124	4,401
Accounts payable	69,073	7,013
Accrued expenses and other liabilities	(4,115)	(3,006)
Income taxes payable	(4,411)	(535)
Net cash (used in) provided by operating activities	5,714	(37,386)
Cash flows from investing activities:
Capital expenditures	(990)	(1,310)
Cash paid for business acquisitions, net of cash acquired	(13,207)	(142,802)
Net cash (used in) investing activities	(14,197)	(144,112)
Cash flows from financing activities:
Borrowings on revolving credit	559,911	702,435
Repayments on revolving credit	(527,151)	(513,972)
Debt issuance costs	—	(296)
Repayments on long-term debt	(330)	—
Repayments on capital lease obligation	(165)	(141)
Contingent consideration payments	(30,158)	(40,858)
Exercise and issuance of equity awards	440	231
Taxes paid on settlement of equity awards	(15)	(38)
Net cash provided by financing activities	2,532	147,361
Effect of exchange rate changes on cash and cash equivalents	(721)	1,659
Decrease in cash and cash equivalents	(6,672)	(32,478)
Cash and cash equivalents at beginning of period	25,530	56,094
Cash and cash equivalents at end of period	$18,858	$23,616

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description
ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration and telecom and cloud services to market. The Company operates in the Unites States, Canada, Latin America, Europe and South Africa. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2018 and June 30, 2018, the results of operations for the quarters ended September 30, 2018 and 2017, the statements of comprehensive income (loss) for the quarters ended September 30, 2018 and 2017 and the statements of cash flows for the three months ended September 30, 2018 and 2017. The results of operations for the quarters ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the three months ended September 30, 2018 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $23.2 million and $5.7 million are included in accounts payable as of September 30, 2018 and June 30, 2018, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.3 million and $3.2 million for the quarters ended September 30, 2018 and 2017. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $1.0 million and $0.6 million for the quarters ended September 30, 2018 and 2017. There was no depreciation expense reported as part of cost of goods sold prior to the acquisition of POS Portal on July 31, 2017. The Company's amortization expense reported on the Condensed Consolidated Income Statements relate to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.0 million for the quarters ended September 30, 2018 and 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016 the FASB issued additional ASUs to provide supplemental adoption guidance and clarification to ASU 2014-09. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The Company adopted the standard on July 1, 2018 using the full retrospective method. The adoption of this standard had no material impact on the Company's consolidated financial statements. See Note 2 Revenue Recognition for additional information.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues, with the treatment of contingent consideration payments made after a business combination being the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from financing activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard for the fiscal year beginning July 1, 2018 using the retrospective transition method. There was no impact to the previously reported cash flow statement for fiscal year 2018. For fiscal year 2019, the Company classified the amount of the Intelisys earnout payment paid in the September quarter that was in excess of the originally anticipated liability at the acquisition date as an operating cash outflow.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning July 1, 2020. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

(2) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of POS, payments, barcode, physical security, unified communications and collaboration and telecom and cloud services. This includes terminals, related accessories, device configuration as well as software licenses, professional services and hardware support programs.

The Company adopted ASC 606 effective July 1, 2018 utilizing the full retrospective method. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses.

Significant Judgments:

Principal versus Agent Considerations

The Company is the principal for all hardware, software and certain services, including self-branded warranty programs, sold as the Company has control of the product or service before it is transferred to the customer. When the Company provides self-branded warranty programs, it engages a third party, generally the original equipment manufacturer, to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract on a straight-line basis. The Company recognizes the previously described revenue and cost of goods sold on a gross basis.

The Company is the agent for third-party service contracts, including product warranties and supplier-hosted software. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. The Company's responsibility is to arrange for the provision of the specified service by the original equipment manufacturer and the Company does not control the specified service before it is transferred to the customer. As the Company acts as an agent, revenue is recognized net of cost at the time of sale.

Related to the Company’s Intelisys business, the Company acts as a master agent partnering suppliers with sales agents to provide telecom and cloud services to end-users. Commission revenue received from the supplier is recognized net of cost associated with commissions the Company pays to sales agents at the time of sale.

Variable Considerations

For certain transactions, products are sold with a right of return and may also provide other rebates or incentives, which are accounted for as variable consideration. The Company estimates the amount of variable consideration by using the expected value or the most likely amount to be given to the customer and reduces the revenue by those estimated amounts. These estimates are reviewed and updated as necessary at the end of each reporting period.

Contract Balances

The Company records contract assets and liabilities for payments received from customers in advance of services performed. These assets and liabilities are the result of the sales of the Company's self-branded warranty programs and other transactions where control has not yet passed to the customer. These amounts are immaterial to the consolidated financial statements for the periods presented.

Practical Expedients & Accounting Policy Elections

•
Incremental costs of obtaining a contract - These costs are included in selling, general and administrative expenses as the amortization period is generally one year or less. The Company expenses costs associated with obtaining and fulfilling contracts as incurred.

•	Shipping costs - The Company accounts for certain shipping and handling activities as fulfillment costs and expenses them as incurred.

•
Significant financing components - The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.

Disaggregation of Revenue

The following tables represents the Company's disaggregation of revenue:

	Quarter ended September 30, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$655,113	$304,775	$959,888
Master agency and professional services	—	13,012	13,012
	$655,113	$317,787	$972,900

	Quarter ended September 30, 2017
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$620,329	$294,480	$914,809
Master agency and professional services	—	9,750	9,750
	$620,329	$304,230	$924,559

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$14,322	$4,147
Denominator:
Weighted-average shares, basic	25,599	25,434
Dilutive effect of share-based payments	156	145
Weighted-average shares, diluted	25,755	25,579

Net income per common share, basic	$0.56	$0.16
Net income per common share, diluted	$0.56	$0.16

For the quarters ended September 30, 2018 and 2017, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 423,738 and 444,588, respectively.

(4) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2018	June 30, 2018
	(in thousands)
Foreign currency translation adjustment	$(90,041)	$(85,279)
Unrealized gain (loss) on hedged transaction, net of tax	1,248	1,102
Accumulated other comprehensive income (loss)	$(88,793)	$(84,177)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended September 30,
	2018	2017
	(in thousands)
Tax expense (benefit)	$457	$(304)

(5) Acquisitions
Canpango and Intelisys Global

During the quarter ended September 30, 2018, the Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems and the acquisition of Intelisys Global. The total combined purchase price for both companies, net of cash acquired, was approximately $13.2 million. The impact of these acquisitions was not material to the consolidated financial statements. The allocation of the purchase price to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date.

POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal, Inc. ("POS Portal"), a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The agreement also included a cash earn-out payment up to $13.2 million based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ending September 30, 2017, which was paid in full during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of September 30, 2018, the balance available in escrow was $13.1 million.

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

POS Portal
(in thousands)
Receivables	$8,914
Inventory	8,352
Other current assets	917
Property and equipment	24,963
Goodwill	101,198
Identifiable intangible assets	57,000
Other non-current assets	100
$201,444

Accounts payable	$10,897
Accrued expenses and other current liabilities	5,130
Contingent consideration	13,098
Other long-term liabilities	102
Long-term deferred taxes	28,449
Consideration transferred, net of cash acquired	143,768
$201,444

Intangible assets acquired include trade names, customer relationships, non-compete agreements and an encryption key library. The weighted-average amortization period for these identified intangible assets after purchase accounting adjustments, other than goodwill, was 10 years.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2018, by reporting segment, are set forth in the table below. Additions to goodwill for the current quarter are due to recent acquisitions.

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2018	$137,214	$160,960	$298,174
Additions	—	14,209	14,209
Foreign currency translation adjustment	(120)	(929)	(1,049)
Balance as of September 30, 2018	$137,094	$174,240	$311,334

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2018.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2018	$136,806
Additions	—
Amortization expense	(5,003)
Foreign currency translation adjustment	(410)
Balance as of September 30, 2018	$131,393

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt as of September 30, 2018 and June 30, 2018.

	September 30, 2018	June 30, 2018
	(in thousands)
Current portion of long-term debt	$335	$551
Long-term debt, net of current portion	4,764	4,878
Borrowings under revolving credit facility	276,760	244,000
Total debt	$281,859	$249,429

Revolving Credit Facility

The Company has a multi-currency senior secured revolving credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 3, 2017, the Company amended this credit facility to extend its maturity to April 3, 2022. On August 8, 2017, the Company amended the Amended Credit Agreement to increase the committed credit facility from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred $0.9 million and $0.3 million in connection with the amendments to the Amended Credit Agreement on April 3, 2017 and August 8, 2017, respectively. These costs were capitalized to other assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

At September 30, 2018, the spread in effect was 1.625% for LIBOR-based loans and 0.625% for alternate base rate loans. The commitment fee rate in effect as of September 30, 2018 was 0.25%. The Company was in compliance with all covenants under the credit facility as of September 30, 2018.

The average daily outstanding balance during the three month periods ended September 30, 2018 and 2017 was $265.4 million and $218.5 million, respectively. There was $123.2 million and $156.0 million available for additional borrowings as of September 30, 2018 and June 30, 2018, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of September 30, 2018 and June 30, 2018.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of September 30, 2018, the Company was in compliance with all covenants under this bond. The interest rate at September 30, 2018 and June 30, 2018 was 2.970% and 2.855%, respectively.

Debt Issuance Costs

As of September 30, 2018, net debt issuance costs associated with the credit facility and bond totaled $1.2 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Chilean peso, Colombian peso, Peruvian nuevo sol and South African rand. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $87.4 million and $74.6 million for the exchange of foreign currencies as of September 30, 2018 and June 30, 2018, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended
	September 30,
	2018	2017
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$16	$821
Net foreign currency transactional and re-measurement (gains) losses	81	(633)
Net foreign currency (gains) losses	$97	$188

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other (income) expense, net in the accompanying condensed consolidated income statements. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro and other currencies versus the U.S. dollar.

Interest Rates - The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement with a notional amount of $50.0 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2018 and 2017.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Balance Sheets, are as follows:

	Quarter ended
	September 30,
	2018	2017
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(29)	$69
Unrealized gain (loss) in fair value of interest rate swap	222	(23)
Net increase (decrease) in accumulated other comprehensive income (loss)	$193	$46
Income tax effect	47	17
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$146	$29

The Company used the following derivative instruments as of September 30, 2018 and June 30, 2018, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2018		June 30, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$250	$—	$157
Interest rate swap agreement	Other non-current assets	$1,797	$—	$1,604	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$196	$—	$156

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,365	$25,365	$—	$—
Forward foreign currency exchange contracts	250	—	250	—
Interest rate swap agreement	1,797	—	1,797	—
Total assets at fair value	$27,412	$25,365	$2,047	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,365	$25,365	$—	$—
Forward foreign currency exchange contracts	196	—	196	—
Liability for contingent consideration, current and non-current portion	80,173	—	—	80,173
Total liabilities at fair value	$105,734	$25,365	$196	$80,173

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$23,352	$23,352	$—	$—
Forward foreign currency exchange contracts	157	—	157	—
Interest rate swap agreement	1,604	—	1,604	—
Total assets at fair value	$25,113	$23,352	$1,761	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$23,352	$23,352	$—	$—
Forward foreign currency exchange contracts	156	—	156	—
Liability for contingent consideration, current and non-current portion	108,233	—	—	108,233
Total liabilities at fair value	$131,741	$23,352	$156	$108,233

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

The Company recorded contingent consideration liabilities at the acquisition date of Network1, Intelisys and POS Portal representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 4 - Accumulated Other Comprehensive Income (Loss).

POS Portal is part of the Company's Worldwide Barcode, Networking & Security Segment. Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1 and Intelisys earnouts for the quarter ended September 30, 2018.

	Contingent consideration for the quarter ended
	September 30, 2018
	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$108,233	$108,233
Issuance of contingent consideration	—	—	—
Payments	—	(32,247)	(32,247)
Change in fair value of contingent consideration	—	4,584	4,584
Foreign currency translation adjustment	—	(397)	(397)
Fair value at end of period	$—	$80,173	$80,173

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1, Intelisys and POS Portal earnouts for the quarter ended September 30, 2017.

	Contingent consideration for the quarter ended
	September 30, 2017
	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$114,036	$114,036
Issuance of contingent consideration	13,098	—	13,098
Payments	—	(40,858)	(40,858)
Change in fair value of contingent consideration	69	16,812	16,881
Foreign currency translation adjustment	—	336	336
Fair value at end of period	$13,167	$90,326	$103,493

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of September 30, 2018 and June 30, 2018 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
September 30, 2018	Discounted cash flow	Weighted average cost of capital	15.1%
		Adjusted EBITDA growth rate	15.2%

June 30, 2018	Discounted cash flow	Weighted average cost of capital	14.8%
		Adjusted EBITDA growth rate	18.2%

The weighted average cost of capital ("WACC") as of June 30, 2018 has been adjusted to exclude Network1 as the earnout period ended as of June 30, 2018.

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

Worldwide Communications & Services Segment

Intelisys

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Intelisys recognized at September 30, 2018 was $69.8 million, of which $40.5 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $4.6 million for the quarter ended September 30, 2018. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount as well as improved actual results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $85.8 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

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

Network1

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Network1 recognized at September 30, 2018 was $10.3 million, all of which is classified as current. There was minimal in the fair value of the contingent consideration for the quarter ended September 30, 2018 recognized in the Condensed Consolidated Income Statements. The liability is expected to be paid to the former shareholders of Network1 in the quarter ending December 31, 2018.

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

(10) Segment Information

The Company is a leading global provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment includes a portfolio of solutions primarily for enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. We have business units within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions. Data capture and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services. We have business units within this segment in North America, Latin America and Europe. The offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration and cloud and technology services. As these solutions come together on IP networks, new opportunities are created for customers to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2018	2017
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$655,113	$620,329
Worldwide Communications & Services	317,787	304,230
	$972,900	$924,559
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,733	$3,739
Worldwide Communications & Services	3,614	4,259
Corporate	921	866
	$9,268	$8,864
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$69
Worldwide Communications & Services	4,584	$16,812
	$4,584	$16,881
Operating income (loss):
Worldwide Barcode, Networking & Security	$13,532	$14,035
Worldwide Communications & Services	8,255	(6,265)
Corporate	(355)	(172)
	$21,432	$7,598
Capital expenditures:
Worldwide Barcode, Networking & Security	$956	$820
Worldwide Communications & Services	30	341
Corporate	4	149
	$990	$1,310
Sales by Geography Category:
United States and Canada	$745,962	$694,379
International(1)	234,943	237,909
Less intercompany sales	(8,005)	(7,729)
	$972,900	$924,559

(1) For the quarters ended September 30, 2018 and 2017, no sales exceeded 10% of consolidated net sales to any single international country.

	September 30, 2018	June 30, 2018
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,059,912	$1,062,143
Worldwide Communications & Services	895,822	841,490
Corporate	65,665	41,662
	$2,021,399	$1,945,295
Property and equipment, net by Geography Category:
United States and Canada	$67,903	$69,032
International	3,722	4,010
	$71,625	$73,042

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

The Company expects total capital expenditures to range from $10 million to $15 million for fiscal year 2019, primarily for IT investments.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation, as of September 30, 2018 and June 30, 2018, was $23.2 million and $24.1 million.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$1,334	$1,385
Other non-current assets	$5,488	$5,700
Liabilities
Accrued expenses and other current liabilities	$1,334	$1,385
Other long-term liabilities	$5,488	$5,700

(12) Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018 and implements a modified territorial tax system. Since the Company has a June 30th fiscal year-end, the lower tax rate resulted in a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018. The U.S. statutory federal rate is 21% for the year ending June 30, 2019 and subsequent fiscal years. As part of the Tax Act, U.S. companies are required to pay a one-time transition tax on the deemed repatriation of undistributed foreign earnings and remeasure deferred tax assets and liabilities.
Income taxes for the quarter ended September 30, 2018 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items during the period.

The Company’s effective tax rate of 25.5% for the three months ended September 30, 2018 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes.

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

As part of accounting for the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future, which is generally 21%. For the fiscal year ended June 30, 2018, the Company recognized a provisional discrete income tax benefit of $1.6 million for the remeasurement of the Company’s net deferred tax asset and liability balances.

The Company had approximately $1.7 million and $2.1 million of total gross unrecognized tax benefits as of September 30, 2018 and June 30, 2018, respectively. Of this total at September 30, 2018, approximately $1.4 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2018 and June 30, 2018, the Company had approximately $1.2 million accrued for interest and penalties, respectively.

Financial results in Belgium for the quarter ended September 30, 2018 produced a pre-tax loss of approximately $1.0 million. To the extent the Belgium business does not return to profitability as expected, this could affect the valuation of certain deferred tax assets. However, the Belgium business reported cumulative taxable income for two of the four prior years. In the judgment of management, the conditions that gave rise to the current year and prior year pre-tax losses are temporary and that it is more likely than not that the deferred tax asset will be realized. Belgium enacted a corporate tax reform law on December 25, 2017 which reduces the corporate tax rate from 33% to 25% over a three-year period. The Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $1.0 million as a discrete event during the year ended June 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is at the center of the technological solution delivery channel, connecting businesses and providing solutions. We provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 38,000 customers located in the United States, Canada, Latin America and Europe and provide solutions and services from over 500 technology suppliers.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. We segment our business into two technology-focused areas that each operate in the United States, Canada, Latin America and Europe:

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

Our key suppliers include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics/Polycom, RingCentral, Ruckus, Samsung, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Unify, Verifone, Verizon, Windstream, XO and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

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

In August 2018, we completed the acquisition of Canpango, a global Salesforce implementation and professional services business with deep knowledge of CRM and integration with telecom systems. With Canpango, we added capabilities to help our channel partners sell customer experience (CX) solutions, where CRM integrates with other communications offerings.

Results of Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for the quarters ended September 30, 2018 and 2017.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2018	2017	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$655,113	$620,329	$34,784	5.6%	5.5%
Worldwide Communications & Services	317,787	304,230	13,557	4.5%	8.5%
Total net sales	$972,900	$924,559	$48,341	5.2%	6.5%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to customers in North America, Latin America and Europe. For the quarter ended September 30, 2018, net sales for the Barcode, Networking & Security segment increased $34.8 million, or 5.6%, compared to the prior-year quarter. Excluding the foreign exchange negative impact and net sales from the POS Portal acquisition, adjusted net sales increased $33.4 million, or 5.5%, for the quarter ended September 30, 2018. The increase in net sales and adjusted net sales for the quarter compared to the prior-year quarter is primarily due to increased sales volume in North America overall.

Worldwide Communications & Services
The Communications & Services segment consists of sales to customers in North America, Latin America and Europe. For the quarter ended September 30, 2018, net sales increased $13.6 million, or 4.5%, compared to the prior-year quarter. Excluding the foreign exchange negative impact and net sales from acquisitions, adjusted net sales increased $25.9 million, or 8.5%, for the quarter. The increase in both net sales and adjusted net sales for the quarter compared to the prior-year quarter is primarily driven by increased sales volume in North America and Brazil, after removing the impact of the declining Brazilian real.

	Quarter ended September 30,				% Change, Constant Currency,
Net Sales by Geography:	2018	2017	$ Change	% Change	Excluding Acquisitions (a)
	(in thousands)
United States and Canada	$737,957	$686,650	$51,307	7.5%	6.2%
International	$234,943	$237,909	(2,966)	(1.2)%	7.5%
Total net sales	$972,900	$924,559	$48,341	5.2%	6.5%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2018 and 2017:

	Quarter ended September 30,				% of Net Sales September 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$61,951	$57,463	$4,488	7.8%	9.5%	9.3%
Worldwide Communications & Services	50,264	48,454	1,810	3.7%	15.8%	15.9%
Gross profit	$112,215	$105,917	$6,298	5.9%	11.5%	11.5%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Barcode, Networking & Security segment increased for the quarter ended September 30, 2018, compared to the prior-year quarter primarily due to the results contributed by POS Portal.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars increased for the quarter ended September 30, 2018 compared to the prior-year quarter primarily due to higher sales volumes. Gross profit margin for the quarter decreased slightly, largely due to a less favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2018 and 2017:

	Quarter ended September 30,				% of Net Sales September 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Selling, general and administrative expenses	$77,931	$73,187	$4,744	6.5%	8.0%	7.9%
Depreciation expense	3,265	3,240	25	0.8%	0.3%	0.4%
Intangible amortization expense	5,003	5,011	(8)	(0.2)%	0.5%	0.5%
Change in fair value of contingent consideration	4,584	16,881	(12,297)	(72.8)%	0.5%	1.8%
Operating expenses	$90,783	$98,319	$(7,536)	(7.7)%	9.3%	10.6%

Selling, general and administrative expenses ("SG&A") increased $4.7 million for the quarter ended September 30, 2018, as compared to the prior year. The increase in SG&A expenses for the quarter is primarily due to increased employee-related expenses, largely due to recent acquisitions, and restructuring costs. This increase was partially offset by a reduction in bad debt expense.

Depreciation and amortization expense remained relatively consistent quarter-over-quarter.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded fair value adjustment expense of $4.6 million for the quarter ended September 30, 2018. The expense from change in fair value of contingent consideration for the quarter is largely due to the recurring amortization of the unrecognized fair value discount and improved results for Intelisys.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2018 and 2017:

	Quarter ended September 30,				% of Net Sales September 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$13,532	$14,035	$(503)	(3.6)%	2.1%	2.3%
Worldwide Communications & Services	8,255	(6,265)	14,520	231.8%	2.6%	(2.1)%
Corporate	(355)	(172)	(183)	nm*	nm*	nm*
Operating income	$21,432	$7,598	$13,834	182.1%	2.2%	0.8%

*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin decreased for the current quarter ended September 30, 2018 compared to the prior-year quarter. The decrease in the operating income is primarily due to higher employee related expenses, including restructuring costs, partially offset by lower bad debt expenses.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin increased for the quarter ended September 30, 2018 compared to the prior-year quarter due to lower expense recognized from the change in fair value of contingent consideration. Excluding the impact from the change in fair value of contingent consideration, operating income increased $2.9 million and operating margin increased to 4.0% from 3.5%. The increase in adjusted operating income is largely due to the increased sales volume.

Corporate

Corporate incurred $0.4 million and $0.2 million in acquisition costs for the quarter ended September 30, 2018 and 2017, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2018 and 2017:

	Quarter ended September 30,				% of Net Sales September 30,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Interest expense	$2,627	$1,585	$1,042	65.7%	0.3%	0.2%
Interest income	(451)	(881)	430	48.8%	(0.0)%	(0.1)%
Net foreign exchange (gains) losses	97	188	(91)	(48.4)%	0.0%	0.0%
Other, net	(65)	(74)	9	12.2%	(0.0)%	(0.0)%
Total other (income) expense, net	$2,208	$818	$1,390	169.9%	0.2%	0.1%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended September 30, 2018 principally from higher average debt borrowings as well as higher interest rates on our multi-currency revolving credit facility.

Interest income consists primarily of interest income generated on longer-term interest-bearing receivables and interest earned on cash and cash equivalents, principally in Brazil. Interest income decreased for the quarter ended September 30, 2018 due to lower interest rates in Brazil as well as lower certificates of deposit held by the Company.

Net foreign exchange losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated from fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar, the U.S. dollar versus the Colombian peso and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. Our net foreign exchange losses reflect the net impact of changes in foreign currency exchange rates and the use of foreign exchange forward contracts to hedge against currency exposures.

Provision for Income Taxes

For the quarter ended September 30, 2018, income tax expense was $4.9 million, reflecting an effective tax rate of 25.5%. The effective tax rate for the quarter ended September 30, 2017 was 38.8%. The decrease in the effective tax rate from the prior-year quarter is primarily due to the reduction in the U.S. Federal statutory rate effective January 1, 2018. We expect the effective tax rate, excluding discrete items, for fiscal year 2019 to be approximately 25 to 26%, which reflects the application of the 21% U.S. statutory tax rate effective January 1, 2018. See Note 12 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("U.S. GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income, non-GAAP earnings per share (EPS), return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Net Sales by Segment:
	Quarter ended September 30,
	2018	2017	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$655,113	$620,329	$34,784	5.6%
Foreign exchange impact (a)	7,513	—
Net sales, constant currency	662,626	620,329	42,297	6.8%
Less: Acquisitions	(23,465)	(14,553)
Net sales, constant currency excluding acquisitions	$639,161	$605,776	$33,385	5.5%

Worldwide Communications & Services:
Net sales, as reported	$317,787	$304,230	$13,557	4.5%
Foreign exchange impact (a)	13,307	—
Net sales, constant currency	331,094	304,230	26,864	8.8%
Less: Acquisitions	(964)	—
Net sales, constant currency excluding acquisitions	$330,130	$304,230	$25,900	8.5%

Consolidated:
Net sales, as reported	$972,900	$924,559	$48,341	5.2%
Foreign exchange impact (a)	20,820	—
Net sales, constant currency	993,720	924,559	69,161	7.5%
Less: Acquisitions	(24,429)	(14,553)
Net sales, constant currency excluding acquisitions	$969,291	$910,006	$59,285	6.5%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2018 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2017.

Net Sales by Geography:
	Quarter ended September 30,
	2018	2017	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$737,957	$686,650	$51,307	7.5%
Less: Acquisitions	(24,429)	(14,553)
Net sales, excluding acquisitions	$713,528	$672,097	$41,431	6.2%

International:
Net sales, as reported	$234,943	$237,909	$(2,966)	(1.2)%
Foreign exchange impact (a)	20,820	—
Net sales, constant currency	255,763	237,909	17,854	7.5%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$255,763	$237,909	$17,854	7.5%

Consolidated:
Net sales, as reported	$972,900	$924,559	48,341	5.2%
Foreign exchange impact (a)	20,820	—
Net sales, constant currency	993,720	924,559	69,161	7.5%
Less: Acquisitions	(24,429)	(14,553)
Net sales, constant currency excluding acquisitions	$969,291	$910,006	$59,285	6.5%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2018 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2017.

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

	Quarter ended September 30, 2018				Quarter ended September 30, 2017
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$21,432	$19,224	$14,322	$0.56	$7,598	$6,780	$4,147	$0.16
Adjustments:
Amortization of intangible assets	5,003	5,003	3,798	0.15	5,011	5,011	3,261	0.13
Change in fair value of contingent consideration	4,584	4,584	3,487	0.14	16,881	16,881	11,005	0.43
Acquisition costs	355	355	355	0.01	172	172	172	0.01
Restructuring costs	1,328	1,328	955	0.04	—	—	—	—
Legal settlement, net of attorney fees	—	—	—	—	952	952	771	0.03
Non-GAAP measures	$32,702	$30,494	$22,917	$0.89	$30,614	$29,796	$19,356	$0.76

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2018	2017	$ Change	% Change	2018	2017
Worldwide Barcode, Networking & Security:
GAAP operating income	$13,532	$14,035	$(503)	(3.6)%	2.1%	2.3%
Adjustments:
Amortization of intangible assets	2,309	1,774	535
Change in fair value of contingent consideration	—	69	(69)
Restructuring costs	708	—	708
Non-GAAP operating income	$16,549	$15,878	$671	4.2%	2.5%	2.6%

Worldwide Communications & Services:
GAAP operating income	$8,255	$(6,265)	$14,520	231.8%	2.6%	(2.1)%
Adjustments:
Amortization of intangible assets	2,694	3,237	(543)
Change in fair value of contingent consideration	4,584	16,812	(12,228)
Restructuring costs	620	—	620
Legal settlement, net of attorney fees	—	952	(952)
Non-GAAP operating income	$16,153	$14,736	$1,417	9.6%	5.1%	4.8%

Corporate:
GAAP operating income	$(355)	$(172)	$(183)	nm*	nm*	nm*
Adjustments:
Acquisition costs	355	172	183
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$21,432	$7,598	$13,834	182.1%	2.2%	0.8%
Adjustments:
Amortization of intangible assets	5,003	5,011	(8)
Change in fair value of contingent consideration	4,584	16,881	(12,297)
Acquisition costs	355	172	183
Restructuring costs	1,328	—	1,328
Legal settlement, net of attorney fees	—	952	(952)
Non-GAAP operating income	$32,702	$30,614	$2,088	6.8%	3.4%	3.3%

nm* - not meaningful

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended September 30, 2018 and 2017, respectively:

	Quarter ended September 30,
	2018	2017
Return on invested capital ratio, annualized(a)	12.9%	13.0%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2018	2017
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$14,322	$4,147
Plus: Interest expense	2,627	1,585
Plus: Income taxes	4,902	2,633
Plus: Depreciation and amortization	9,268	8,864
EBITDA (non-GAAP)	31,119	17,229
Plus: Change in fair value of contingent consideration	4,584	16,881
Plus: Acquisition costs (a)	355	172
Plus: Restructuring costs	1,328	—
Plus: Legal settlement, net of attorney fees	—	952
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$37,386	$35,234

	Quarter ended September 30,
	2018	2017
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$866,376	$837,145
Equity – end of the quarter	877,897	852,976
Plus: Change in fair value of contingent consideration, net of tax	3,487	11,005
Plus: Acquisition costs (a)	355	172
Plus: Restructuring, net of tax	955	—
Plus: Legal settlement, net of attorney fees, net of tax	—	771
Average equity	874,535	851,035
Average funded debt (b)	272,277	224,956
Invested capital (denominator for ROIC) (non-GAAP)	$1,146,812	$1,075,991

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Our cash and cash equivalents balance totaled $18.9 million at September 30, 2018, compared to $25.5 million at June 30, 2018, including $11.6 million and $20.3 million held outside of the United States at September 30, 2018 and June 30, 2018, respectively. Checks released but not yet cleared in the amounts of $23.2 million and $5.7 million are included in accounts payable as of September 30, 2018 and June 30, 2018, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. Due to recent tax legislation in the United States, we are required to estimate a one-time transition tax on repatriation of foreign earnings during the three months ended September 30, 2018. See Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital at September 30, 2018 was $657.5 million compared to $651.9 million at June 30, 2018 and $656.5 million at September 30, 2017. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Three months ended
	September 30,
	2018	2017
Cash provided by (used in):	(in thousands)
Operating activities	$5,714	$(37,386)
Investing activities	(14,197)	(144,112)
Financing activities	2,532	147,361
Effect of exchange rate change on cash and cash equivalents	(721)	1,659
Decrease in cash and cash equivalents	$(6,672)	$(32,478)

Net cash provided by operating activities was $5.7 million for the three months ended September 30, 2018, compared to $37.4 million used in operating activities in the prior-year period. Cash provided by operating activities for the three months ended September 30, 2018 is primarily attributable to net income and increases in accounts payable balances, partially offset by increases in inventory. Cash used in operating activities for the three months ended September 30, 2017 is primarily attributable to increased inventory balances, partially offset by cash from net income. Changes in working capital balances for the three months ended September 30, 2017 exclude balances acquired from POS Portal at acquisition.

The number of days sales outstanding ("DSO"), excluding Intelisys, was 60 days at September 30, 2018, compared to 59 days at June 30, 2018 and 63 days at September 30, 2017. DSO increased largely due to aging of accounts receivable, primarily in Latin America. Inventory turned 5.4 times, during the first quarter of fiscal year 2019 compared to 6.0 for the previous quarter, and 5.8 times in the prior-year quarter. Inventory turns decreased due to strategic inventory purchases in the current quarter. The metrics disclosed at September 30, 2017 exclude POS Portal as we did not hold the acquisition for the full quarter.

Cash used in investing activities for the three months ended September 30, 2018 was $14.2 million, compared to $144.1 million used in the prior-year period. Cash used in investing activities for the three months ended September 30, 2018 represents cash used to acquire Canpango and Intelisys Global. Cash used in investing activities for the three months ended September 30, 2017 primarily represents the cash used to acquire POS Portal.

Management expects capital expenditures for fiscal year 2019 to range from $10 million to $15 million, primarily for information technology investments.

For the three months ended September 30, 2018, cash provided by financing activities totaled to $2.5 million compared to $147.4 million provided in the prior-year period. Cash provided by financing activities for the three months ended September 30, 2018 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Intelisys. Cash provided by financing activities for the three months ended September 30, 2017 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Network1 and Intelisys.

We have a multi-currency senior secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent, and a syndicate of banks that matures on April 3, 2022. On August 8, 2017, the Company amended the Amended Credit Agreement to increase the committed credit facility from $300 million to $400 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit and has a $200 million accordion feature that allows the Company to increase the availability to $600 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the our ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of our domestic assets as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of September 30, 2018.

There was $276.8 million and $244.0 million in outstanding borrowings on our revolving credit facility as of September 30, 2018 and June 30, 2018, respectively.

On a gross basis, we borrowed $559.9 million and repaid $527.2 million on our revolving credit facility in the three months ended September 30, 2018. In the prior-year period, on a gross basis, we borrowed $702.4 million and repaid $514.0 million. The average daily balances during the three month periods ended September 30, 2018 and 2017 were $265.4 million and $218.5 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility as of September 30, 2018 and June 30, 2018. There was $123.2 million and $156.0 million available for additional borrowings as of September 30, 2018 and June 30, 2018, respectively.

As of September 30, 2018, we were obligated to pay certain earnout payments to the former shareholders of Network1 and Intelisys related to their acquisitions on August 29, 2016 and January 13, 2015, respectively. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. The final payment for Network1 is expected to be funded from our revolving credit facility.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet the present and future working capital and cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

As of September 30, 2018, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 28, 2018.

Accounting Standards Recently Issued

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the year ended June 30, 2018 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately $2.2 million and $2.3 million increase or decrease annually in pre-tax income for the periods ending September 30, 2018 and June 30, 2018, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At September 30, 2018 and June 30, 2018 we had $281.9 million and $249.4 million, respectively, in variable rate long-term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments has the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil, Europe and South Africa. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.3 million and $0.4 million increase or decrease in pre-tax income from translation for periods ending September 30, 2018 and June 30, 2018, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos, Peruvian nuevos soles and South African rand. At September 30, 2018, and June 30, 2018 the fair value of our currency forward contracts outstanding was a net receivable of less than $0.1 million. We do not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018. During the quarter ended September 30, 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2018, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. No share repurchases occurred under the BOD authorization for the quarter ended September 30, 2018.

Period	Total number of shares purchased(a)	Average price paid per share(a)	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2018 through July 31, 2018	26	$40.95	—	$99,664,707
August 1, 2018 through August 31, 2018	343	$40.05	—	$99,664,707
September 1, 2018 through September 30, 2018	—	$—	—	$99,664,707
Total	369	$40.11	—	$99,664,707

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018; (ii) the Condensed Consolidated Income Statement for the quarter ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 6, 2018	Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 6, 2018	Executive Vice President and Chief Financial Officer (Principal Financial Officer)