Form 10-Q
period 2018-12-31
SCANSOURCE, INC.
filed 2019-02-05
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended December 31, 2018

Commission File Number: 000-26926

ScanSource, Inc.

South Carolina
(State of Incorporation)

57-0965380
(I.R.S. Employer Identification No.)

6 Logue Court
Greenville, South Carolina 29615
(864) 288-2432

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2019
Common Stock, no par value per share	25,702,342

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2018

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$22,749	$25,530
Accounts receivable, less allowance of $45,240 at December 31, 2018 and $45,561 at June 30, 2018	708,531	678,940
Inventories	704,444	595,948
Prepaid expenses and other current assets	59,785	61,744
Total current assets	1,495,509	1,362,162
Property and equipment, net	73,354	73,042
Goodwill	326,675	298,174
Identifiable intangible assets, net	129,020	136,806
Deferred income taxes	20,448	22,199
Other non-current assets	50,727	52,912
Total assets	$2,095,733	$1,945,295
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$604,630	$562,564
Accrued expenses and other current liabilities	89,444	90,873
Current portion of contingent consideration	39,729	42,975
Income taxes payable	2,421	13,348
Current portion of long-term debt	335	551
Total current liabilities	736,559	710,311
Deferred income taxes	1,958	1,769
Long-term debt	4,764	4,878
Borrowings under revolving credit facility	367,311	244,000
Long-term portion of contingent consideration	32,157	65,258
Other long-term liabilities	53,481	52,703
Total liabilities	1,196,230	1,078,919
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,702,342 and 25,593,122 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	70,912	68,220
Retained earnings	916,636	882,333
Accumulated other comprehensive income (loss)	(88,045)	(84,177)
Total shareholders’ equity	899,503	866,376
Total liabilities and shareholders’ equity	$2,095,733	$1,945,295

June 30, 2018 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$1,046,021	$1,032,212	$2,018,921	$1,956,771
Cost of goods sold	925,543	919,241	1,786,229	1,737,883
Gross profit	120,478	112,971	232,692	218,888
Selling, general and administrative expenses	80,950	74,763	158,880	147,950
Depreciation expense	3,272	3,467	6,538	6,707
Intangible amortization expense	4,700	5,487	9,703	10,498
Change in fair value of contingent consideration	1,850	6,913	6,434	23,794
Operating income	29,706	22,341	51,137	29,939
Interest expense	3,119	2,285	5,746	3,870
Interest income	(264)	(580)	(715)	(1,462)
Other expense, net	201	326	233	441
Income before income taxes	26,650	20,310	45,873	27,090
Provision for income taxes	6,668	12,341	11,570	14,974
Net income	$19,982	$7,969	$34,303	$12,116
Per share data:
Net income per common share, basic	$0.78	$0.31	$1.34	$0.48
Weighted-average shares outstanding, basic	25,640	25,506	25,619	25,470

Net income per common share, diluted	$0.78	$0.31	$1.33	$0.47
Weighted-average shares outstanding, diluted	25,750	25,648	25,752	25,612

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$19,982	$7,969	$34,303	$12,116
Unrealized (loss) gain on hedged transaction, net of tax	(615)	320	(469)	349
Foreign currency translation adjustment	1,362	(2,435)	(3,399)	7,450
Comprehensive income	$20,729	$5,854	$30,435	$19,915

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$34,303	$12,116
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,203	18,766
Amortization of debt issuance costs	168	158
Provision for doubtful accounts	2,187	5,331
Share-based compensation	2,907	3,233
Deferred income taxes	1,835	(1,540)
Change in fair value of contingent consideration	6,434	23,794
Contingent consideration paid in excess of acquisition fair value	(7,444)	(3,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,864)	(72,975)
Inventories	(110,909)	(37,749)
Prepaid expenses and other assets	2,960	(10,081)
Other non-current assets	1,849	(4,775)
Accounts payable	43,853	(11,524)
Accrued expenses and other liabilities	(3,993)	(5,654)
Income taxes payable	(11,259)	(3,283)
Net cash (used in) operating activities	(51,770)	(87,249)
Cash flows from investing activities:
Capital expenditures	(5,780)	(3,296)
Cash paid for business acquisitions, net of cash acquired	(32,183)	(143,768)
Net cash (used in) investing activities	(37,963)	(147,064)
Cash flows from financing activities:
Borrowings on revolving credit	1,126,333	1,279,193
Repayments on revolving credit	(1,003,022)	(1,015,672)
Debt issuance costs	—	(296)
Repayments on long-term debt	(331)	—
Repayments on capital lease obligation	(330)	(281)
Contingent consideration payments	(35,616)	(50,959)
Exercise and issuance of equity awards	1,509	2,126
Taxes paid on settlement of equity awards	(1,404)	(1,616)
Repurchase of common stock	(308)	—
Net cash provided by financing activities	86,831	212,495
Effect of exchange rate changes on cash and cash equivalents	121	1,159
Decrease in cash and cash equivalents	(2,781)	(20,659)
Cash and cash equivalents at beginning of period	25,530	56,094
Cash and cash equivalents at end of period	$22,749	$35,435

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description
ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and institutions, and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, and telecom and cloud services to market. The Company operates in the United States, Canada, Latin America and Europe. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2018 and June 30, 2018, the results of operations for the quarters and six months ended December 31, 2018 and 2017, the statements of comprehensive income for the quarters and six months ended December 31, 2018 and 2017 and the statements of cash flows for the six months ended December 31, 2018 and 2017. The results of operations for the quarters and six months ended December 31, 2018 and 2017 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2018 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $5.3 million and $5.7 million are included in accounts payable as of December 31, 2018 and June 30, 2018, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.3 million and $6.5 million for the quarter and six months ended December 31, 2018, respectively, and $3.5 million and $6.7 million for the quarter and six months ended December 31, 2017, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $1.0 million and $2.0 million for the quarter and six months ended December 31, 2018, respectively, and $0.9 million and $1.6 million for the quarter and six months ended December 31, 2017, respectively. There was no depreciation expense reported as part of cost of goods sold prior to the acquisition of POS Portal on July 31, 2017. The Company's amortization expense reported on the Condensed Consolidated Income Statements relate to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.7 million and $9.7 million for the quarter and six months ended December 31, 2018, respectively, and $5.5 million and $10.5 million for the quarter and six months ended December 31, 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance can be adopted using a modified retrospective approach or a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has established a lease implementation team and is in the process of reviewing leases to determine an implementation approach. Currently, the Company is evaluating the impact on its consolidated financial statements upon the adoption of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues, with the treatment of contingent consideration payments made after a business combination being the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from financing activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard for the fiscal year beginning July 1, 2018 using the retrospective transition method. For fiscal year 2018, the Company classified the amount of the Network1 earnout payment paid in the six months that was in excess of the originally anticipated liability at the acquisition date as an operating cash outflow. For fiscal year 2019, the Company classified the amounts of the Intelisys and Network1 earnout payments in excess as an operating cash outflow.

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

In August 2018, the SEC adopted a final rule that amends certain of its disclosure requirements "that have become redundant, duplicative, overlapping, outdated or superseded in light of changes in SEC requirements, U.S. GAAP or changes in the information environment." The rule requires registrants to include in the interim financial reporting an analysis of changes in stockholders' equity for the current and comparative year-to-date interim periods. The final rule was effective on November 5, 2018 with registrants required to provide interim reporting in the first period beginning after the effective date. The Company will provide an interim analysis of changes in stockholders' equity for the quarter ending March 31, 2019.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

Reclassifications

Certain reclassifications have been made on the Consolidated Statements of Cash Flows to classify contingent consideration payments made in excess of the original contingent liability as an operating activity in accordance with ASU 2016-15. These reclassifications had no effect on consolidated financial results.

(2) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of POS, payments, barcode, physical security, unified communications and collaboration, and telecom and cloud services. This includes hardware, related accessories, device configuration as well as software licenses, professional services and hardware support programs.

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

Significant Judgments:

Principal versus Agent Considerations

The Company is the principal for sales of all hardware, software and certain services, including self-branded warranty programs. The Company considers itself the principal in these transactions as it has control of the product or service before it is transferred to the customer. When the Company provides self-branded warranty programs, it engages a third party, generally the original equipment manufacturer, to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract on a straight-line basis. The Company recognizes the previously described revenue and cost of goods sold on a gross basis.

The Company is the agent for third-party service contracts, including product warranties and supplier-hosted software. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. The Company's responsibility is to arrange for the provision of the specified service by the original equipment manufacturer and the Company does not control the specified service before it is transferred to the customer. Because the Company acts as an agent, revenue is recognized net of cost at the time of sale.

Related to the Company’s Intelisys business, the Company acts as a master agent partnering suppliers with sales agents to provide telecom and cloud services to end customers. Commission revenue received from the supplier is recognized net of cost associated with commissions the Company pays to sales agents at the time of sale.

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

•	Sales tax and other related taxes - Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue.
Disaggregation of Revenue

The following tables represents the Company's disaggregation of revenue:

	Quarter ended December 31, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$701,639	$330,827	$1,032,466
Master agency and professional services	—	13,555	13,555
	$701,639	$344,382	$1,046,021

	Six months ended December 31, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,356,752	$635,602	$1,992,354
Master agency and professional services	—	26,567	26,567
	$1,356,752	$662,169	$2,018,921

	Quarter ended December 31, 2017
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$719,786	$302,072	$1,021,858
Master agency and professional services	—	10,354	10,354
	$719,786	$312,426	$1,032,212

	Six months ended December 31, 2017
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,340,114	$596,553	$1,936,667
Master agency and professional services	—	20,104	20,104
	$1,340,114	$616,657	$1,956,771

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$19,982	$7,969	$34,303	$12,116
Denominator:
Weighted-average shares, basic	25,640	25,506	25,619	25,470
Dilutive effect of share-based payments	110	142	133	142
Weighted-average shares, diluted	25,750	25,648	25,752	25,612

Net income per common share, basic	$0.78	$0.31	$1.34	$0.48
Net income per common share, diluted	$0.78	$0.31	$1.33	$0.47

For the quarter and six months ended December 31, 2018, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 573,475 and 433,993, respectively. For the quarter and six months ended December 31, 2017, there were 405,159 and 432,846, respectively, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(4) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2018	June 30, 2018
	(in thousands)
Foreign currency translation adjustment	$(88,678)	$(85,279)
Unrealized gain (loss) on hedged transaction, net of tax	633	1,102
Accumulated other comprehensive income (loss)	$(88,045)	$(84,177)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(in thousands)
Tax expense (benefit)	$(141)	$75	$(598)	$379

(5) Acquisitions
RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The impact of these acquisitions was not material to the consolidated financial statements. The allocation of the purchase price to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date.

POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal, Inc. ("POS Portal"), a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The agreement also included a cash earn-out payment up to $13.2 million based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ending September 30, 2017, which was paid in full during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of December 31, 2018, the balance available in escrow was $13.1 million.

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
(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2018, by reporting segment, are set forth in the table below. Additions to goodwill for the current year are due to recent acquisitions.

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2018	$137,214	$160,960	$298,174
Additions	—	29,160	29,160
Foreign currency translation adjustment	(147)	(512)	(659)
Balance as of December 31, 2018	$137,067	$189,608	$326,675

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2018.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2018	$136,806
Additions	2,250
Amortization expense	(9,703)
Foreign currency translation adjustment	(333)
Balance as of December 31, 2018	$129,020

The Company acquired customer relationships, trade names and non-compete agreements related to the Canpango acquisition. The allocation of the purchase price to the assets and liabilities acquired for the RPM acquisition, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date.

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt as of December 31, 2018 and June 30, 2018.

	December 31, 2018	June 30, 2018
	(in thousands)
Current portion of long-term debt	$335	$551
Long-term debt, net of current portion	4,764	4,878
Borrowings under revolving credit facility	367,311	244,000
Total debt	$372,410	$249,429

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

At December 31, 2018, the spread in effect was 1.625% for LIBOR-based loans and 0.625% for alternate base rate loans. The commitment fee rate in effect as of December 31, 2018 was 0.25%. The Company was in compliance with all covenants under the credit facility as of December 31, 2018.

The average daily outstanding balance during the six month periods ended December 31, 2018 and 2017 was $296.1 million and $261.8 million, respectively. There was $32.8 million and $156.0 million available for additional borrowings as of December 31, 2018 and June 30, 2018, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of December 31, 2018 and June 30, 2018.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of December 31, 2018, the Company was in compliance with all covenants under this bond. The interest rate at December 31, 2018 and June 30, 2018 was 3.229% and 2.855%, respectively.

Debt Issuance Costs

As of December 31, 2018, net debt issuance costs associated with the credit facility and bond totaled $1.1 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $91.8 million and $74.6 million for the exchange of foreign currencies as of December 31, 2018 and June 30, 2018, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(964)	$121	$(948)	$942
Net foreign currency transactional and re-measurement (gains) losses	1,384	473	1,465	(160)
Net foreign currency (gains) losses	$420	$594	$517	$782

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

Interest Rates - The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement with a notional amount of $50.0 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarter and six months ended December 31, 2018 and 2017.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Balance Sheets, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(57)	$64	$(83)	$133
Unrealized gain (loss) in fair value of interest rate swap	(751)	447	(533)	424
Net increase (decrease) in accumulated other comprehensive income (loss)	$(808)	$511	$(616)	$557
Income tax effect	(193)	191	(147)	208
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$(615)	$320	$(469)	$349

The Company used the following derivative instruments as of December 31, 2018 and June 30, 2018, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2018		June 30, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$190	$—	$157
Interest rate swap agreement	Other non-current assets	$988	$—	$1,604	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$300	$—	$156

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$23,057	$23,057	$—	$—
Forward foreign currency exchange contracts	190	—	190	—
Interest rate swap agreement	988	—	988	—
Total assets at fair value	$24,235	$23,057	$1,178	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$23,056	$23,056	$—	$—
Forward foreign currency exchange contracts	300	—	300	—
Liability for contingent consideration, current and non-current portion	71,886	—	—	71,886
Total liabilities at fair value	$95,242	$23,056	$300	$71,886

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

The Company recorded contingent consideration liabilities at the acquisition date of Network1, Intelisys and POS Portal representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The contingent consideration due to the former shareholders of Network1 was paid in full during the quarter ended December 31, 2018. The contingent consideration for POS Portal was paid in full during the quarter ended December 31, 2017. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 4 - Accumulated Other Comprehensive Income (Loss).

POS Portal is part of the Company's Worldwide Barcode, Networking & Security Segment. Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1 and Intelisys earnouts for the quarter and six months ended December 31, 2018.

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2018			December 31, 2018
	Barcode, Networking & Security Segment	Communications & Services Segment	Total	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$80,173	$80,173	$—	$108,233	$108,233
Issuance of contingent consideration	—	—	—	—	—	—
Payments	—	(10,813)	(10,813)	—	(43,060)	(43,060)
Change in fair value of contingent consideration	—	1,850	1,850	—	6,434	6,434
Foreign currency translation adjustment	—	676	676	—	279	279
Fair value at end of period	$—	$71,886	$71,886	$—	$71,886	$71,886

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of December 31, 2018 and June 30, 2018 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
December 31, 2018	Discounted cash flow	Weighted average cost of capital	15.1%
		Adjusted EBITDA growth rate	15.2%

June 30, 2018	Discounted cash flow	Weighted average cost of capital	14.8%
		Adjusted EBITDA growth rate	18.2%

The weighted average cost of capital ("WACC") as of June 30, 2018 has been adjusted to exclude Network1 as the earnout period ended as of June 30, 2018.

Worldwide Barcode, Networking & Security

POS Portal

The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. For the quarter ended December 31, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million.

Worldwide Communications & Services Segment

Intelisys

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Intelisys recognized at December 31, 2018 was $71.9 million, of which $39.7 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $1.9 million and $6.4 million for the quarter and six months ended December 31, 2018. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount offset by lower than projected actual results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $85.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at December 31, 2017 was $90.7 million, of which $32.3 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $5.1 million and $9.2 million for the quarter and six months ended December 31, 2017, respectively. The change for the quarter and six months period are primarily driven by the recurring amortization of the unrecognized fair value discount and an adjustment to the probability weights in the discounted cash flow model.

Network1

A payment to the former shareholders of Network1 was paid during the quarter ended December 31, 2018. There was minimal change in the fair value of the contingent consideration for the quarter and six months ended December 31, 2018 recognized in the Condensed Consolidated Income Statements.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at December 31, 2017 was $6.3 million, all of which is classified as current. For the quarter and six months ended December 31, 2017, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $1.8 million and $14.5 million, respectively. The change in fair value for the quarter is primarily due to improved actual results. The change in fair value for the six month period is primarily driven by a change in estimate of the current year payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and improved actual results for the second quarter. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability.

(10) Segment Information

The Company is a leading global provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment includes a portfolio of solutions primarily for enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. We have business operations within this segment in North America, Latin America and Europe. We see adjacencies among these technologies in helping our customers develop solutions. Data capture and POS products interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services. We have business operations within this segment in North America, Latin America and Europe. The offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration and cloud and technology services. As these solutions come together on IP networks, new opportunities are created for customers to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$701,639	$719,786	$1,356,752	$1,340,114
Worldwide Communications & Services	344,382	312,426	662,169	616,657
	$1,046,021	$1,032,212	$2,018,921	$1,956,771
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,283	$4,843	$9,016	$8,584
Worldwide Communications & Services	3,783	4,173	7,397	8,431
Corporate	869	885	1,790	1,751
	$8,935	$9,901	$18,203	$18,766
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$—	$69
Worldwide Communications & Services	1,850	$6,913	$6,434	$23,725
	$1,850	$6,913	$6,434	$23,794
Operating income (loss):
Worldwide Barcode, Networking & Security	$18,581	$15,542	$32,112	$29,578
Worldwide Communications & Services	11,539	6,799	19,794	533
Corporate	(414)	—	(769)	(172)
	$29,706	$22,341	$51,137	$29,939
Capital expenditures:
Worldwide Barcode, Networking & Security	$2,784	$919	$3,740	$1,740
Worldwide Communications & Services	2,006	367	2,036	708
Corporate	—	699	4	848
	$4,790	$1,985	$5,780	$3,296
Sales by Geography Category:
United States and Canada	$786,689	$764,445	$1,532,651	$1,458,824
International(1)	266,570	276,918	501,513	514,827
Less intercompany sales	(7,238)	(9,151)	(15,243)	(16,880)
	$1,046,021	$1,032,212	$2,018,921	$1,956,771

(1) For the quarters and six months ended December 31, 2018 and 2017, no sales exceeded 10% of consolidated net sales to any single international country.

	December 31, 2018	June 30, 2018
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,113,474	$1,062,143
Worldwide Communications & Services	954,554	841,490
Corporate	27,705	41,662
	$2,095,733	$1,945,295
Property and equipment, net by Geography Category:
United States and Canada	$69,811	$69,032
International	3,543	4,010
	$73,354	$73,042

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

The Company expects total capital expenditures to range from $10 million to $15 million for fiscal year 2019, primarily for information technology investments.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation, as of December 31, 2018 and June 30, 2018, was $17.9 million and $24.1 million.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$531	$1,385
Other non-current assets	$5,161	$5,700
Liabilities
Accrued expenses and other current liabilities	$531	$1,385
Other long-term liabilities	$5,161	$5,700

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
Income taxes for the quarter and six months ended December 31, 2018 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ending December 31, 2018, the Company recognized a discrete tax benefit of $0.2 million related to the completion of the accounting for the Tax Act.

The Company’s effective tax rate of 25.2% for the six months ended December 31, 2018 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes.

In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act. The Company recorded provisional amounts for the one-time transition tax on the deemed repatriation of undistributed foreign earnings and the remeasurement of deferred tax assets and liabilities during the quarter ending December 31, 2017. The Company has completed its analysis within the permitted measurement period under the guidance of SAB 118 and any adjustment to income tax expense. Included within tax expense for the December 31, 2018 reporting period is a measurement period adjustment for the one-time transition tax liability. The final impact from the enactment of the Tax Act differed from the provisional amount provided as a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued.

The Tax Act includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax as part of the transition. For the fiscal year ended June 30, 2018, the Company recognized provisional income tax expense of $9.6 million for a one-time transition tax liability on total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company completed its analysis for this item within the permitted measurement period under the guidance of SAB 118 and determined that the provisional amount should be adjusted to the final amount of $9.4 million. As a result, a discrete tax benefit for $0.2 million was recorded during the quarter ended December 31, 2018. The Company will continue to distribute the earnings of its Canadian subsidiary, but earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. It has been the practice of the Company to reinvest those earnings in the business outside the United States. Apart from the one-time transition tax, any incremental deferred income taxes on the unremitted foreign earnings are not expected to be material.

As part of accounting for the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future, which is generally 21%. For the fiscal year ended June 30, 2018, the Company recognized a provisional discrete income tax benefit of $1.6 million for the remeasurement of the Company’s net deferred tax asset and liability balances. The Company completed its analysis for this item within the permitted measurement period under the guidance of SAB 118 and determined that the provisional amount should not be adjusted.

The Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019 and an accounting policy election was made to treat the tax as a current period expense.

The Company had approximately $1.5 million and $2.1 million of total gross unrecognized tax benefits as of December 31, 2018 and June 30, 2018, respectively. Of this total at December 31, 2018, approximately $1.2 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 and June 30, 2018, the Company had approximately $1.2 million accrued for interest and penalties, respectively.

Financial results in Belgium for the quarter and six months ended December 31, 2018 produced a pre-tax income of approximately $2.7 million and $1.8 million, respectively. Belgium had pre-tax losses in the prior year. To the extent the Belgium business does not maintain profitability as expected, this could affect the valuation of certain deferred tax assets. However,  in the judgment of management it is more likely than not that the deferred tax asset will be realized. Belgium enacted a corporate tax reform law on December 25, 2017 which reduces the corporate tax rate from 33% to 25% over a three-year period. The Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $1.0 million as a discrete event during the year ended June 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is at the center of the technology solution delivery channel, connecting businesses and institutions, and providing solutions for their complex needs. We provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 38,000 customers located in the United States, Canada, Latin America and Europe and provide solutions and services from over 500 technology suppliers.

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

Our key suppliers include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics/Polycom, RingCentral, Ruckus, Samsung, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

Our Strategy

We sell hardware, software, services, and connectivity solutions from technology suppliers to customers that serve end customers. We are a leading channel sales partner for many of our technology suppliers and sell technology solutions that solve end customer's business needs. While we do not manufacture products, we offer the industry leading technology solutions and services from leading technology suppliers. We have the ability to provide a combination of offerings from multiple suppliers or give our customers access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

As a trusted adviser to our customers, we provide more complete solutions through a better understanding of end customer needs. We drive growth through enhancing our customers' capabilities to provide hardware, software, services and connectivity solutions to meet these needs. Our teams deliver value-added support programs and services, including education and training, network assessments, implementation, custom development and marketing to help our customers extend their capabilities, develop new technology practices or reach new end customers.

Our objective is to continue to grow profitable sales in the technologies we offer and expand in higher margin and adjacent markets to help our customers offer more products and services and increase recurring revenue opportunities. We continue to evaluate strategic acquisitions to enhance our technology offerings and service capabilities.

In August 2018, we completed the acquisition of Canpango, a global Salesforce implementation and professional services business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. With Canpango, we added capabilities to help our channel partners sell customer experience (CX) solutions, where CRM integrates with other communications offerings.

Results of Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for the quarters and six months ended December 31, 2018 and 2017.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2018	2017	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$701,639	$719,786	$(18,147)	(2.5)%	(1.4)%
Worldwide Communications & Services	344,382	312,426	31,956	10.2%	13.8%
Total net sales	$1,046,021	$1,032,212	$13,809	1.3%	3.2%

	Six months ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2018	2017	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,356,752	$1,340,114	$16,638	1.2%	1.7%
Worldwide Communications & Services	662,169	616,657	45,512	7.4%	11.2%
Total net sales	$2,018,921	$1,956,771	$62,150	3.2%	4.7%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to customers in North America, Latin America and Europe. For the quarter ended December 31, 2018, net sales for the Barcode, Networking & Security segment decreased $18.1 million. Excluding the foreign exchange negative impact, adjusted net sales decreased $10.3 million, or 1.4%, for the quarter ended December 31, 2018. The decrease in net sales and adjusted net sales for the quarter compared to the prior-year quarter is primarily due to higher big deal sales volumes in the prior year quarter.

For the six months ended December 31, 2018, net sales increased $16.6 million compared to the prior-year six month period. Excluding the foreign exchange negative impact and net sales from the POS Portal acquisition, adjusted net sales increased $23.0 million, or 1.7%, for the quarter ended December 31, 2018. The increase in net sales and adjusted net sales for the six month period compared to the same period in the prior year is primarily due to increased sales volume in North America and Europe, partially offset by declines in Latin America.

Worldwide Communications & Services
The Communications & Services segment consists of sales to customers in North America, Latin America and Europe. For the quarter and six months ended December 31, 2018, net sales increased $32.0 million and $45.5 million, compared to the prior year quarter and six month period, respectively. Excluding the foreign exchange negative impact and net sales from acquisitions, adjusted net sales increased $43.0 million, or 13.8%, for the quarter and $68.9 million, or 11.2% for the six month period. The increase in both net sales and adjusted net sales for the quarter and six months compared to the same period in the prior year is primarily driven by increased sales volume in North America and Brazil.

	Quarter ended December 31,				% Change, Constant Currency,
Net Sales by Geography:	2018	2017	$ Change	% Change	Excluding Acquisitions (a)
	(in thousands)
United States and Canada	$779,455	$755,312	$24,143	3.2%	3.0%
International	$266,566	$276,900	(10,334)	(3.7)%	3.8%
Total net sales	$1,046,021	$1,032,212	$13,809	1.3%	3.2%

	Six months ended December 31,				% Change, Constant Currency,
	2018	2017	$ Change	% Change	Excluding Acquisitions (a)
	(in thousands)
United States and Canada	$1,517,412	$1,441,982	$75,430	5.2%	4.5%
International	501,509	514,789	(13,280)	(2.6)%	5.5%
Total net sales	$2,018,921	$1,956,771	$62,150	3.2%	4.7%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following table summarizes our gross profit for the quarters and six months ended December 31, 2018 and 2017:

	Quarter ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$64,825	$61,983	$2,842	4.6%	9.2%	8.6%
Worldwide Communications & Services	55,653	50,988	4,665	9.1%	16.2%	16.3%
Gross profit	$120,478	$112,971	$7,507	6.6%	11.5%	10.9%

	Six months ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$126,776	$119,446	$7,330	6.1%	9.3%	8.9%
Worldwide Communications & Services	105,916	99,442	6,474	6.5%	16.0%	16.1%
Gross profit	$232,692	$218,888	$13,804	6.3%	11.5%	11.2%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Barcode, Networking & Security segment increased for the quarter and six months ended December 31, 2018, compared to the prior year primarily due a more favorable mix, as well as results contributed by POS Portal.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars increased for the quarter and six months ended December 31, 2018 compared to the prior year primarily due to higher sales volumes. Gross profit margin for the quarter and six month period decreased slightly from a less favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2018 and 2017:

	Quarter ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Selling, general and administrative expenses	$80,950	$74,763	$6,187	8.3%	7.7%	7.2%
Depreciation expense	3,272	3,467	(195)	(5.6)%	0.3%	0.3%
Intangible amortization expense	4,700	5,487	(787)	(14.3)%	0.4%	0.5%
Change in fair value of contingent consideration	1,850	6,913	(5,063)	(73.2)%	0.2%	0.7%
Operating expenses	$90,772	$90,630	$142	0.2%	8.7%	8.8%

	Six months ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)

Selling, general and administrative expenses	$158,880	$147,950	$10,930	7.4%	7.9%	7.6%
Depreciation expense	6,538	6,707	(169)	(2.5)%	0.3%	0.3%
Intangible amortization expense	9,703	10,498	(795)	(7.6)%	0.5%	0.5%
Change in fair value of contingent consideration	6,434	23,794	(17,360)	(73.0)%	0.3%	1.2%
Operating expenses	$181,555	$188,949	$(7,394)	(3.9)%	9.0%	9.7%

Selling, general and administrative expenses ("SG&A") increased $6.2 million and $10.9 million for the quarter and six months ended December 31, 2018, respectively, as compared to the prior year. The increase in SG&A expenses for the quarter is primarily due to increased employee-related expenses, largely due to recent acquisitions, partially offset by a reduction in bad debt expense.

The decrease in depreciation and amortization expense for the quarter and six month period is the result of fully depreciated/amortized assets.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded fair value adjustment expense of $1.9 million and $6.4 million for the quarter and six months ended December 31, 2018. The expense from change in fair value of contingent consideration for the quarter and six month period is largely due to the recurring amortization of the unrecognized fair value discount for the Intelisys acquisition.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2018 and 2017:

	Quarter ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$18,581	$15,542	$3,039	19.6%	2.6%	2.2%
Worldwide Communications & Services	11,539	6,799	4,740	69.7%	3.4%	2.2%
Corporate	(414)	—	(414)	nm*	nm*	nm*
Operating income	$29,706	$22,341	$7,365	33.0%	2.8%	2.2%

	Six months ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Worldwide Barcode, Networking & Security	$32,112	$29,578	$2,534	8.6%	2.4%	2.2%
Worldwide Communications & Services	19,794	533	19,261	nm*	3.0%	0.1%
Corporate	(769)	(172)	(597)	nm*	nm*	nm*
Operating income	$51,137	$29,939	$21,198	70.8%	2.5%	1.5%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin increased for the current quarter and six months ended December 31, 2018 compared to the prior year. The increase in the operating income for the quarter is primarily due to increased gross profit and lower bad debt expenses. The increase for the six month period is largely due to increased gross profit and lower bad debt expense, partially offset by higher employee-related expenses.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin increased for the quarter and six months ended December 31, 2018 compared to the same periods in the prior year due to lower expense recognized from the change in fair value of contingent consideration. Excluding the change in fair value of contingent consideration, operating income totaled $13.4 million, or 3.9% of net sales, and $13.7 million, or 4.4% of net sales, for the quarters ended December 31, 2018 and 2017, respectively.  The decrease for the quarter is largely due to lower gross profit margins and higher employee-related expenses.  Excluding the impact of the change in fair value of contingent consideration, operating income totaled $26.2 million, or 4.0% of net sales, and $24.3 million, or 3.9% of net sales, for the six months ended December 31, 2018 and 2017, respectively. The increase for the six month period is largely due to increased sales volumes, partially offset by higher employee-related expenses.

Corporate

Corporate incurred $0.4 million and $0.8 million in acquisition costs for the quarter and six months ended ended December 31, 2018, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2018 and 2017:

	Quarter ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Interest expense	$3,119	$2,285	$834	36.5%	0.3%	0.2%
Interest income	(264)	(580)	316	54.5%	(0.0)%	(0.1)%
Net foreign exchange (gains) losses	420	594	(174)	(29.3)%	0.0%	0.1%
Other, net	(219)	(268)	49	18.3%	(0.0)%	(0.0)%
Total other (income) expense, net	$3,056	$2,031	$1,025	50.5%	0.3%	0.2%

	Six months ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
	(in thousands)
Interest expense	$5,746	$3,870	$1,876	48.5%	0.3%	0.2%
Interest income	(715)	(1,462)	747	(51.1)%	(0.0)%	(0.1)%
Net foreign exchange (gains) losses	517	782	(265)	(33.9)%	0.0%	0.0%
Other, net	(284)	(341)	57	(16.7)%	(0.0)%	(0.0)%
Total other (income) expense, net	$5,264	$2,849	$2,415	84.8%	0.3%	0.1%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and six months ended December 31, 2018 principally from higher average borrowings on our multi-currency revolving credit facility.

Interest income consists primarily of interest income generated on longer-term interest-bearing receivables and interest earned on cash and cash equivalents, principally in Brazil. Interest income decreased for the quarter and six months ended December 31, 2018 due to lower interest rates in Brazil, as well as lower certificates of deposit held by the Company.

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

Provision for Income Taxes

For the quarter and six months ended December 31, 2018, income tax expense was $6.7 million and $11.6 million, respectively, reflecting an effective tax rate of 25.0% and 25.2%, respectively. The effective tax rate for the quarter and six months ended December 31, 2017 was 60.8% and 55.3%, respectively. The decrease in the effective tax rate from the prior-year quarter and six month period is primarily due to the recognition of net discrete tax expense of $6.7 million and $6.9 million, respectively, during the prior year related to the Tax Act and due to the reduction in the U.S. Federal statutory rate effective January 1, 2018. We expect the effective tax rate, excluding discrete items, for fiscal year 2019 to be approximately 25 to 26%, which reflects the application of the 21% U.S. statutory tax rate effective January 1, 2018. See Note 12 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Net Sales by Segment:
	Quarter ended December 31,
	2018	2017	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$701,639	$719,786	$(18,147)	(2.5)%
Foreign exchange impact (a)	7,805	—
Net sales, constant currency	709,444	719,786	(10,342)	(1.4)%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$709,444	$719,786	$(10,342)	(1.4)%

Worldwide Communications & Services:
Net sales, as reported	$344,382	$312,426	$31,956	10.2%
Foreign exchange impact (a)	12,915	—
Net sales, constant currency	357,297	312,426	44,871	14.4%
Less: Acquisitions	(1,832)	—
Net sales, constant currency excluding acquisitions	$355,465	$312,426	$43,039	13.8%

Consolidated:
Net sales, as reported	$1,046,021	$1,032,212	$13,809	1.3%
Foreign exchange impact (a)	20,720	—
Net sales, constant currency	1,066,741	1,032,212	34,529	3.3%
Less: Acquisitions	(1,832)	—
Net sales, constant currency excluding acquisitions	$1,064,909	$1,032,212	$32,697	3.2%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2018 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2017.

Net Sales by Segment:
	Six months ended December 31,
	2018	2017	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$1,356,752	$1,340,114	$16,638	1.2%
Foreign exchange impact (a)	15,317	—
Net sales, constant currency	1,372,069	1,340,114	31,955	2.4%
Less: Acquisitions	(23,465)	(14,553)
Net sales, constant currency excluding acquisitions	$1,348,604	$1,325,561	$23,043	1.7%

Worldwide Communications & Services:
Net sales, as reported	$662,169	$616,657	$45,512	7.4%
Foreign exchange impact (a)	26,221	—
Net sales, constant currency	688,390	616,657	71,733	11.6%
Less: Acquisitions	(2,796)	—
Net sales, constant currency excluding acquisitions	$685,594	$616,657	$68,937	11.2%

Consolidated:
Net sales, as reported	$2,018,921	$1,956,771	$62,150	3.2%
Foreign exchange impact (a)	41,538	—
Net sales, constant currency	2,060,459	1,956,771	103,688	5.3%
Less: Acquisitions	(26,261)	(14,553)
Net sales, constant currency excluding acquisitions	$2,034,198	$1,942,218	$91,980	4.7%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2018 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2017.

Net Sales by Geography:
	Quarter ended December 31,
	2018	2017	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$779,455	$755,312	$24,143	3.2%
Less: Acquisitions	(1,832)	—
Net sales, excluding acquisitions	$777,623	$755,312	$22,311	3.0%

International:
Net sales, as reported	$266,566	$276,900	$(10,334)	(3.7)%
Foreign exchange impact (a)	20,720	—
Net sales, constant currency	287,286	276,900	10,386	3.8%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$287,286	$276,900	$10,386	3.8%

Consolidated:
Net sales, as reported	$1,046,021	$1,032,212	13,809	1.3%
Foreign exchange impact (a)	20,720	—
Net sales, constant currency	1,066,741	1,032,212	34,529	3.3%
Less: Acquisitions	(1,832)	—
Net sales, constant currency excluding acquisitions	$1,064,909	$1,032,212	$32,697	3.2%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2018 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2017.

	Six months ended December 31,
	2018	2017	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,517,412	$1,441,982	$75,430	5.2%
Less: Acquisitions	(26,261)	(14,553)
Net sales, constant currency excluding acquisitions	$1,491,151	$1,427,429	$63,722	4.5%

International:
Net sales, as reported	$501,509	$514,789	$(13,280)	(2.6)%
Foreign exchange impact (a)	41,538	—
Net sales, constant currency	543,047	514,789	28,258	5.5%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$543,047	$514,789	$28,258	5.5%

Consolidated:
Net sales, as reported	$2,018,921	$1,956,771	$62,150	3.2%
Foreign exchange impact (a)	41,538	—
Net sales, constant currency	2,060,459	1,956,771	103,688	5.3%
Less: Acquisitions	(26,261)	(14,553)
Net sales, constant currency excluding acquisitions	$2,034,198	$1,942,218	$91,980	4.7%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2018 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2017.

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

	Quarter ended December 31, 2018				Quarter ended December 31, 2017
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$29,706	$26,650	$19,982	$0.78	$22,341	$20,310	$7,969	$0.31
Adjustments:
Amortization of intangible assets	4,700	4,700	3,567	0.14	5,487	5,487	3,648	0.14
Change in fair value of contingent consideration	1,850	1,850	1,408	0.05	6,913	6,913	4,742	0.18
Acquisition costs	414	414	414	0.02	—	—	—	—
Tax reform charges(a)	—	—	—	—	—	—	6,689	0.26
Non-GAAP measures	$36,670	$33,614	$25,371	$0.99	$34,741	$32,710	$23,048	$0.90
(a) As a result of tax reform laws enacted in the United States and Belgium, we recognized a one-time charge of $6.7 million in the quarter ended December 31, 2017 from the estimated impact of the inclusion of foreign earnings and revaluation of deferred tax assets and liabilities.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
Worldwide Barcode, Networking & Security:
GAAP operating income	$18,581	$15,542	$3,039	19.6%	2.6%	2.2%
Adjustments:
Amortization of intangible assets	1,854	2,309	(455)
Non-GAAP operating income	$20,435	$17,851	$2,584	14.5%	2.9%	2.5%

Worldwide Communications & Services:
GAAP operating income	$11,539	$6,799	$4,740	69.7%	3.4%	2.2%
Adjustments:
Amortization of intangible assets	2,846	3,178	(332)
Change in fair value of contingent consideration	1,850	6,913	(5,063)
Non-GAAP operating income	$16,235	$16,890	$(655)	(3.9)%	4.7%	5.4%

Corporate:
GAAP operating income	$(414)	$—	$(414)	nm*	nm*	nm*
Adjustments:
Acquisition costs	414	—	414
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$29,706	$22,341	$7,365	33.0%	2.8%	2.2%
Adjustments:
Amortization of intangible assets	4,700	5,487	(787)
Change in fair value of contingent consideration	1,850	6,913	(5,063)
Acquisition costs	414	—	414
Non-GAAP operating income	$36,670	$34,741	$1,929	5.6%	3.5%	3.4%

nm* - not meaningful

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2018	2017	$ Change	% Change	2018	2017
Worldwide Barcode, Networking & Security:
GAAP operating income	$32,112	$29,578	$2,534	8.6%	2.4%	2.2%
Adjustments:
Amortization of intangible assets	4,163	4,084	79
Change in fair value of contingent consideration	—	69	(69)
Restructuring Costs	708	—	708
Non-GAAP operating income	$36,983	$33,731	$3,252	9.6%	2.7%	2.5%

Worldwide Communications & Services:
GAAP operating income	$19,794	$533	$19,261	nm*	3.0%	0.1%
Adjustments:
Amortization of intangible assets	5,540	6,414	(874)
Change in fair value of contingent consideration	6,434	23,725	(17,291)
Restructuring costs	620	—	620
Legal settlement	—	952	(952)
Non-GAAP operating income	$32,388	$31,624	$764	2.4%	4.9%	5.1%

Corporate:
GAAP operating income	$(769)	$(172)	$(597)	nm*	nm*	nm*
Adjustments:
Acquisition costs	769	172	597
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$51,137	$29,939	$21,198	70.8%	2.5%	1.5%
Adjustments:
Amortization of intangible assets	9,703	10,498	(795)
Change in fair value of contingent consideration	6,434	23,794	(17,360)
Acquisition costs	769	172	597
Restructuring costs	1,328	—	1,328
Legal settlement	—	952	(952)
Non-GAAP operating income	69,371	65,355	$4,016	6.1%	3.4%	3.3%

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended December 31, 2018 and 2017, respectively:

	Quarter ended December 31,
	2018	2017
Return on invested capital ratio, annualized(a)	13.3%	13.3%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2018	2017
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$19,982	$7,969
Plus: Interest expense	3,119	2,285
Plus: Income taxes	6,668	12,341
Plus: Depreciation and amortization	8,935	9,901
EBITDA (non-GAAP)	38,704	32,496
Plus: Change in fair value of contingent consideration	1,850	6,913
Plus: Acquisition costs (a)	414	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$40,968	$39,409

	Quarter ended December 31,
	2018	2017
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$877,897	$852,976
Equity – end of the quarter	899,503	860,787
Plus: Change in fair value of contingent consideration, net of tax	1,408	4,742
Plus: Acquisition costs (a)	414	—
Plus: Tax reform charges	—	6,689
Average equity	889,611	862,597
Average funded debt (b)	333,138	311,327
Invested capital (denominator for ROIC) (non-GAAP)	$1,222,749	$1,173,924

(a)	Acquisition costs are nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Our cash and cash equivalents balance totaled $22.7 million at December 31, 2018, compared to $25.5 million at June 30, 2018, including $14.1 million and $20.3 million held outside of the United States at December 31, 2018 and June 30, 2018, respectively. Checks released but not yet cleared in the amounts of $5.3 million and $5.7 million are included in accounts payable as of December 31, 2018 and June 30, 2018, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary. Earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. Due to recent tax legislation in the United States, we are required to estimate a one-time transition tax on repatriation of foreign earnings during the six months ended December 31, 2018. See Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital at December 31, 2018 was $759.0 million compared to $651.9 million at June 30, 2018 and $754.5 million at December 31, 2017. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Six months ended
	December 31,
	2018	2017
Cash provided by (used in):	(in thousands)
Operating activities	$(51,770)	$(87,249)
Investing activities	(37,963)	(147,064)
Financing activities	86,831	212,495
Effect of exchange rate change on cash and cash equivalents	121	1,159
Decrease in cash and cash equivalents	$(2,781)	$(20,659)

Net cash used in operating activities was $51.8 million for the six months ended December 31, 2018, compared to $87.2 million used in operating activities in the prior-year period. Cash used in operating activities for the six months ended December 31, 2018 is primarily attributable to increases in inventory and accounts receivable, partially offset by cash from net income and increases in accounts payable. Cash used in operating activities for the six months ended December 31, 2017 is primarily attributable to increased inventory and accounts receivable balances, partially offset by cash from net income. Changes in working capital balances for the six months ended December 31, 2017 exclude balances acquired from POS Portal at acquisition.

The number of days sales outstanding ("DSO"), excluding Intelisys and other recent acquisitions, was 58 days at December 31, 2018, compared to 59 days at June 30, 2018 and 60 days at December 31, 2017. Inventory turned 5.4 times, during the second quarter of fiscal year 2019 compared to 5.4 for the previous quarter, and 6.2 times in the prior-year quarter. Inventory turns decreased due to strategic inventory purchases in the current quarter.

Cash used in investing activities for the six months ended December 31, 2018 was $38.0 million, compared to $147.1 million used in the prior year period. Cash used in investing activities for the six months ended December 31, 2018 represents cash used to acquire Canpango, Intelisys Global and RPM. Cash used in investing activities for the six months ended December 31, 2017 primarily represents the cash used to acquire POS Portal.

Management expects capital expenditures for fiscal year 2019 to range from $10 million to $15 million, primarily for information technology investments.

For the six months ended December 31, 2018, cash provided by financing activities totaled $86.8 million compared to $212.5 million provided in the prior-year period. Cash provided by financing activities for the six months ended December 31, 2018 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Intelisys and Network1. Cash provided by financing activities for the six months ended December 31, 2017 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Network1, Intelisys and POS Portal.

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

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the our ratio of total debt (excluding accounts payable and accrued liabilities) to EBITDA, measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the "Leverage Ratio"). This spread ranges from 1.00% to 2.125% for LIBOR-based loans and 0.00% to 1.125% for alternate base rate loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of our domestic assets as well as certain foreign subsidiaries determined to be material under the Amended Credit Agreement and a pledge of up to 65% of capital stock or other equity interest in each Guarantor (as defined in the Amended Credit Agreement). We were in compliance with all covenants under the credit facility as of December 31, 2018.

There was $367.3 million and $244.0 million in outstanding borrowings on our revolving credit facility as of December 31, 2018 and June 30, 2018, respectively.

On a gross basis, we borrowed $1,126.3 million and repaid $1,003.0 million on our revolving credit facility in the six months ended December 31, 2018. In the prior-year period, on a gross basis, we borrowed $1,279.2 million and repaid $1,015.7 million. The average daily balances during the six month periods ended December 31, 2018 and 2017 were $296.1 million and $261.8 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility as of December 31, 2018 and June 30, 2018. There was $32.8 million and $156.0 million available for additional borrowings as of December 31, 2018 and June 30, 2018, respectively.

As of December 31, 2018, we were obligated to pay certain earnout payments to the former shareholders of Network1 and Intelisys related to their acquisitions on August 29, 2016 and January 13, 2015, respectively. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility. The payment for Network1was funded from our revolving credit facility.

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

As of December 31, 2018, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 28, 2018.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately $2.8 million and $2.3 million increase or decrease annually in pre-tax income for the periods ending December 31, 2018 and June 30, 2018, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At December 31, 2018 and June 30, 2018 we had $372.4 million and $249.4 million, respectively, in variable rate long-term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments has the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil, Europe and South Africa. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.1 million and $0.4 million increase or decrease in pre-tax income from translation for periods ending December 31, 2018 and June 30, 2018, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos, Peruvian nuevos soles and South African rand. At December 31, 2018, the fair value of our currency forward contracts outstanding was a net payable of $0.1 million. At June 30, 2018 the fair value of our currency forward contracts outstanding was a net receivable of less than $0.1 million. We do not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018. During the quarter ended December 31, 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to us, we believe that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on our financial condition or results of operations. For a description of our material legal proceedings, see Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

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

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. The following table presents the share-repurchase activity for the quarter ended December 31, 2018.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1, 2018 through October 31, 2018	—	$—	—	$99,664,707
November 1, 2018 through November 30, 2018	892	$39.70	—	$99,664,707
December 1, 2018 through December 31, 2018	46,132	$36.03	9,387	$99,356,839
Total	47,024	$36.10	9,387	$99,356,839

(a) Total number of shares purchased represents 37,637 shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations and 9,387 shares purchased pursuant to the BOD authorized repurchase plan for the quarter ended December 31, 2018.

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

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant's Current Report filed with the SEC on Form 8-K on November 30, 2018)

10.1	First Amendment to Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant's Current Report filed with the SEC on Form 8-K on November 30, 2018)

10.2
Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report filed with the SEC on Form 8-K on November 30, 2018)

10.3
Form of Director Restricted Stock Unit Award Certificate for grants on or after January 1, 2019 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report filed with the SEC on Form 8-K on November 30, 2018)

10.4	Form of Director Stock Award Certificate (incorporated by reference to Exhibit 10.4 of the registrant's Current Report filed with the SEC on Form 8-K on November 30, 2018)

10.5
Form of Restricted Stock Unit Award Certificate (Performance- and Service-Based) for grants on or after January 1, 2019 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report filed with the SEC on Form 8-K on November 30, 2018)

99.1	Press release issued by ScanSource, Inc. on February 5, 2019 (incorporated by reference to Exhibit 99.1 to the registrant's Current Report filed with the SEC on Form 8-K on February 5, 2019)

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018; (ii) the Condensed Consolidated Income Statement for the quarter and six months ended December 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarter and six months ended December 31, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 5, 2019	Chairmen and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 5, 2019	Executive Vice President and Chief Financial Officer (Principal Financial Officer)