Form 10-Q
period 2019-03-31
SCANSOURCE, INC.
filed 2019-05-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Quarterly period ended March 31, 2019

Commission File Number: 000-26926

ScanSource, Inc.

South Carolina
(State of Incorporation)

57-0965380
(I.R.S. Employer Identification No.)

6 Logue Court
Greenville, South Carolina 29615
(864) 288-2432

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Common stock, no par value	SCSC	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2019
Common Stock, no par value per share	25,705,842

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$20,400	$25,530
Accounts receivable, less allowance of $43,124 at March 31, 2019 and $45,561 at June 30, 2018	632,539	678,940
Inventories	760,711	595,948
Prepaid expenses and other current assets	52,544	61,744
Total current assets	1,466,194	1,362,162
Property and equipment, net	71,282	73,042
Goodwill	319,042	298,174
Identifiable intangible assets, net	133,014	136,806
Deferred income taxes	20,660	22,199
Other non-current assets	51,963	52,912
Total assets	$2,062,155	$1,945,295
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$585,121	$562,564
Accrued expenses and other current liabilities	86,910	90,873
Current portion of contingent consideration	39,445	42,975
Income taxes payable	1,664	13,348
Current portion of long-term debt	335	551
Total current liabilities	713,475	710,311
Deferred income taxes	1,607	1,769
Long-term debt	4,764	4,878
Borrowings under revolving credit facility	342,573	244,000
Long-term portion of contingent consideration	34,814	65,258
Other long-term liabilities	53,859	52,703
Total liabilities	1,151,092	1,078,919
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,705,842 and 25,593,122 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	72,903	68,220
Retained earnings	928,352	882,333
Accumulated other comprehensive income (loss)	(90,192)	(84,177)
Total shareholders’ equity	911,063	866,376
Total liabilities and shareholders’ equity	$2,062,155	$1,945,295

June 30, 2018 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$893,357	$895,637	$2,912,278	$2,852,408
Cost of goods sold	783,342	791,749	2,569,570	2,529,632
Gross profit	110,015	103,888	342,708	322,776
Selling, general and administrative expenses	77,688	72,691	236,569	220,642
Depreciation expense	3,417	3,352	9,954	10,059
Intangible amortization expense	5,005	5,103	14,708	15,600
Change in fair value of contingent consideration	5,101	4,801	11,535	28,595
Operating income	18,804	17,941	69,942	47,880
Interest expense	3,670	2,784	9,415	6,655
Interest income	(682)	(887)	(1,397)	(2,349)
Other expense, net	21	252	254	691
Income before income taxes	15,795	15,792	61,670	42,883
Provision for income taxes	4,080	5,143	15,651	20,118
Net income	$11,715	$10,649	$46,019	$22,765
Per share data:
Net income per common share, basic	$0.46	$0.42	$1.79	$0.89
Weighted-average shares outstanding, basic	25,704	25,572	25,647	25,503

Net income per common share, diluted	$0.45	$0.42	$1.79	$0.89
Weighted-average shares outstanding, diluted	25,762	25,606	25,755	25,607

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$11,715	$10,649	$46,019	$22,765
Unrealized (loss) gain on hedged transaction, net of tax	(350)	561	(819)	910
Foreign currency translation adjustment	(1,797)	4,194	(5,196)	11,644
Comprehensive income	$9,568	$15,404	$40,004	$35,319

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	25,593,122	$68,220	$882,333	$(84,177)	$866,376
Net income	—	—	14,322	—	14,322
Unrealized gain on hedged transaction, net of tax	—	—	—	146	146
Foreign currency translation adjustment	—	—	—	(4,762)	(4,762)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	14,542	425	—	—	425
Share-based compensation	—	1,390	—	—	1,390
Balance at September 30, 2018	25,607,664	70,035	896,655	(88,793)	877,897
Net income	—	—	19,982	—	19,982
Unrealized loss on hedged transaction, net of tax	—	—	—	(615)	(615)
Foreign currency translation adjustment	—	—	—	1,363	1,363
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,065	(321)	—	—	(321)
Stock repurchased	(9,387)	(308)	—	—	(308)
Share-based compensation	—	1,506	—	—	1,506
Balance at December 31, 2018	25,702,342	70,912	916,637	(88,045)	899,504
Net income	—	—	11,715	—	11,715
Unrealized loss on hedged transaction, net of tax	—	—	—	(350)	(350)
Foreign currency translation adjustment	—	—	—	(1,797)	(1,797)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	3,500	(2)	—	—	(2)
Share-based compensation	—	1,993	—	—	1,993
Balance at March 31, 2019	25,705,842	$72,903	$928,352	$(90,192)	$911,063

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	25,431,845	$61,169	$849,180	$(73,204)	$837,145
Net income	—	—	4,147	—	4,147
Unrealized gain on hedged transaction, net of tax	—	—	—	29	29
Foreign currency translation adjustment	—	—	—	9,885	9,885
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	8,471	193	—	—	193
Share based compensation	—	1,577	—	—	1,577
Balance at September 30, 2017	25,440,316	62,939	853,327	(63,290)	852,976
Net income	—	—	7,969	—	7,969
Unrealized loss on hedged transaction, net of tax	—	—	—	320	320
Foreign currency translation adjustment	—	—	—	(2,435)	(2,435)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	131,039	317	—	—	317
Share based compensation	—	1,640	—	—	1,640
Balance at December 31, 2017	25,571,355	64,896	861,296	(65,405)	860,787
Net income	—	—	10,649	—	10,649
Unrealized loss on hedged transaction, net of tax	—	—	—	561	561
Foreign currency translation adjustment	—	—	—	4,194	4,194
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	807	(6)	—	—	(6)
Share based compensation	—	1,611	—	—	1,611
Balance at March 31, 2018	25,572,162	$66,501	$871,945	$(60,650)	$877,796

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$46,019	$22,765
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,566	28,204
Amortization of debt issuance costs	252	242
Provision for doubtful accounts	3,199	5,939
Share-based compensation	4,906	4,855
Deferred income taxes	1,132	(3,061)
Change in fair value of contingent consideration	11,535	28,595
Contingent consideration paid in excess of acquisition fair value	(10,190)	(3,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	40,530	(16,950)
Inventories	(169,031)	(22,570)
Prepaid expenses and other assets	10,116	(2,904)
Other non-current assets	413	(3,114)
Accounts payable	25,138	(32,418)
Accrued expenses and other liabilities	(4,082)	(9,452)
Income taxes payable	(12,050)	(3,295)
Net cash (used in) operating activities	(24,547)	(6,230)
Cash flows from investing activities:
Capital expenditures	(10,977)	(5,307)
Cash paid for business acquisitions, net of cash acquired	(32,161)	(143,768)
Net cash (used in) investing activities	(43,138)	(149,075)
Cash flows from financing activities:
Borrowings on revolving credit	1,602,568	1,734,973
Repayments on revolving credit	(1,503,654)	(1,550,460)
Debt issuance costs	—	(296)
Repayments on long-term debt	(330)	—
Repayments on capital lease obligation	(495)	(437)
Contingent consideration payments	(35,606)	(50,959)
Exercise and issuance of equity awards	1,509	2,126
Taxes paid on settlement of equity awards	(1,406)	(1,622)
Repurchase of common stock	(308)	—
Net cash provided by financing activities	62,278	133,325
Effect of exchange rate changes on cash and cash equivalents	277	1,247
Decrease in cash and cash equivalents	(5,130)	(20,733)
Cash and cash equivalents at beginning of period	25,530	56,094
Cash and cash equivalents at end of period	$20,400	$35,361

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2019 and June 30, 2018, the results of operations for the quarters and nine months ended March 31, 2019 and 2018, the statements of comprehensive income for the quarters and nine months ended March 31, 2019 and 2018, the statements of shareholders' equity for the quarters and nine months ended March 31, 2019 and 2018 and the statements of cash flows for the nine months ended March 31, 2019 and 2018. The results of operations for the quarters and nine months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2019 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $16.8 million and $5.7 million are included in accounts payable as of March 31, 2019 and June 30, 2018, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.4 million and $10.0 million for the quarter and nine months ended March 31, 2019, respectively, and $3.4 million and $10.1 million for the quarter and nine months ended March 31, 2018, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.9 million and $2.9 million for the quarter and nine months ended March 31, 2019, respectively, and $1.0 million and $2.5 million for the quarter and nine months ended March 31, 2018, respectively. The Company's amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.0 million and $14.7 million for the quarter and nine months ended March 31, 2019, respectively, and $5.1 million and $15.6 million for the quarter and nine months ended March 31, 2018, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard for contracts with customers that superseded the most current revenue recognition guidance, including industry-specific guidance under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016 the FASB issued additional ASUs to provide supplemental adoption guidance and clarification to ASU 2014-09. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The Company adopted the standard on July 1, 2018 using the full retrospective method. The adoption of this standard had no material impact on the Company's consolidated financial statements. See Note 2 Revenue Recognition for additional information.

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

In June 2016, the FASB issues ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) intended to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues, with the treatment of contingent consideration payments made after a business combination being the most directly applicable to the Company. The update requires that cash payments made approximately three months or less after an acquisition's consummation date should be classified as cash outflows for investing activities. Payment made thereafter up to the amount of the original contingent consideration liability should be classified as cash outflows from financing activities. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows from operating activities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard for the fiscal year beginning July 1, 2018 using the retrospective transition method. For fiscal year 2018, the Company classified the amount of the Network1 earnout payment paid in excess of the originally anticipated liability at the acquisition date as an operating cash outflow. For fiscal year 2019, the Company classified the amounts of the Intelisys and Network1 earnout payments in excess as an operating cash outflow.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Under this ASU, a customer will determine whether to capitalize implementation costs of the cloud computing arrangement that is a service contract or expense them as incurred. This guidance is applicable to the Company’s fiscal year beginning July 1, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In August 2018, the SEC adopted a final rule that amends certain of its disclosure requirements. The rule requires registrants to include in the interim financial reporting an analysis of changes in shareholders' equity for the current and comparative year-to-date interim periods. The final rule was effective on November 5, 2018 with registrants required to provide interim reporting in the first period beginning after the effective date. The Company provided an interim analysis of changes in shareholders' equity for the quarter ending March 31, 2019 in this Form 10-Q.

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

The Company is the agent for third-party service contracts, including product warranties and supplier-hosted software. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. The Company's responsibility is to arrange for the provision of the specified service by the original equipment manufacturer, and the Company does not control the specified service before it is transferred to the customer. Because the Company acts as an agent, revenue is recognized net of cost at the time of sale.

Related to the Company’s Intelisys business, the Company acts as a master agent partnering suppliers with sales agents to provide telecom and cloud services to end customers. Commission revenue received from the supplier is recognized net of cost associated with commissions the Company pays to sales agents at the time of sale.

Variable Considerations

For certain transactions, products are sold with a right of return and may also provide other rebates or incentives, which are accounted for as variable consideration. The Company estimates returns allowance based on historical experience and reduces revenue accordingly. The Company estimates the amount of variable consideration for rebates and incentives by using the expected value or the most likely amount to be given to the customer and reduces the revenue by those estimated amounts. These estimates are reviewed and updated as necessary at the end of each reporting period.

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
Disaggregation of Revenue

The following tables represents the Company's disaggregation of revenue:

	Quarter ended March 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$596,913	$282,124	$879,037
Master agency and professional services	—	14,320	14,320
	$596,913	$296,444	$893,357

	Nine months ended March 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,953,664	$917,727	$2,871,391
Master agency and professional services	—	40,887	40,887
	$1,953,664	$958,614	$2,912,278

	Quarter ended March 31, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$604,322	$280,644	$884,966
Master agency and professional services	—	10,671	10,671
	$604,322	$291,315	$895,637

	Nine months ended March 31, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,944,436	$877,197	$2,821,633
Master agency and professional services	—	30,775	30,775
	$1,944,436	$907,972	$2,852,408

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$11,715	$10,649	$46,019	$22,765
Denominator:
Weighted-average shares, basic	25,704	25,572	25,647	25,503
Dilutive effect of share-based payments	58	34	108	104
Weighted-average shares, diluted	25,762	25,606	25,755	25,607

Net income per common share, basic	$0.46	$0.42	$1.79	$0.89
Net income per common share, diluted	$0.45	$0.42	$1.79	$0.89

For the quarter and nine months ended March 31, 2019, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 592,411 and 459,189, respectively. For the quarter and nine months ended March 31, 2018, there were 952,351 and 534,082, respectively, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

(4) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2019	June 30, 2018
	(in thousands)
Foreign currency translation adjustment	$(90,475)	$(85,279)
Unrealized gain (loss) on hedged transaction, net of tax	283	1,102
Accumulated other comprehensive income (loss)	$(90,192)	$(84,177)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
	(in thousands)
Tax expense (benefit)	$307	$(108)	$905	$(487)

(5) Acquisitions
RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The impact of these acquisitions was not material to the consolidated financial statements. The allocation of the RPM purchase price to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been completed as of the reporting date.

POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal, Inc. ("POS Portal"), a leading provider of payment devices and services primarily to the small and midsized ("SMB") market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The agreement also included a cash earn-out payment up to $13.2 million based on POS Portal's earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing twelve months (TTM) ending September 30, 2017, which was paid in full during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of March 31, 2019, the balance available in escrow was $0.2 million.

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
(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2019, by reporting segment, are set forth in the table below. Additions to goodwill for the current year are due to recent acquisitions.

	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Balance as of June 30, 2018	$137,214	$160,960	$298,174
Additions	—	21,618	21,618
Foreign currency translation adjustment	(75)	(675)	(750)
Balance as of March 31, 2019	$137,139	$181,903	$319,042

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2019.

Net Identifiable Intangible Assets
(in thousands)
Balance as of June 30, 2018	$136,806
Additions	11,127
Amortization expense	(14,708)
Foreign currency translation adjustment	(211)
Balance as of March 31, 2019	$133,014

The Company acquired customer relationships, trade names and non-compete agreements related to the Canpango acquisition. With the RPM acquisition, the Company acquired trade names, customer relationships and developed technology. The allocation of the purchase price to the assets and liabilities acquired for the RPM acquisition has not been completed as of the reporting date.

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt as of March 31, 2019 and June 30, 2018.

	March 31, 2019	June 30, 2018
	(in thousands)
Current portion of long-term debt	$335	$551
Long-term debt, net of current portion	4,764	4,878
Borrowings under revolving credit facility	342,573	244,000
Total debt	$347,672	$249,429

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

At March 31, 2019, the spread in effect was 1.875% for LIBOR-based loans and 0.875% for alternate base rate loans. The commitment fee rate in effect as of March 31, 2019 was 0.30%. The Company was in compliance with all covenants under the credit facility as of March 31, 2019.

The average daily outstanding balance during the nine month periods ended March 31, 2019 and 2018 was $313.6 million and $277.3 million, respectively. There was $57.4 million and $156.0 million available for additional borrowings as of March 31, 2019 and June 30, 2018, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of March 31, 2019 and June 30, 2018.

On April 30, 2019, the Company amended and restated the Amended Credit Agreement as described in Note 13.

Long-Term Debt

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of March 31, 2019, the Company was in compliance with all covenants under this bond. The interest rate at March 31, 2019 and June 30, 2018 was 3.318% and 2.855%, respectively.

Debt Issuance Costs

As of March 31, 2019, net debt issuance costs associated with the credit facility and bond totaled $1.1 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $104.9 million and $74.6 million for the exchange of foreign currencies as of March 31, 2019 and June 30, 2018, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$1,125	$1,115	$178	$2,057
Net foreign currency transactional and re-measurement (gains) losses	(654)	(622)	810	(782)
Net foreign currency (gains) losses	$471	$493	$988	$1,275

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

Interest Rates - The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has entered into an interest rate swap agreement with a notional amount of $50.0 million scheduled to mature on April 3, 2022. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarter and nine months ended March 31, 2019 and 2018.

The components of the cash flow hedge included in accumulated other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Balance Sheets, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(79)	$28	$(161)	$174
Unrealized gain (loss) in fair value of interest rate swap	(385)	725	(919)	1,136
Net increase (decrease) in accumulated other comprehensive income (loss)	$(464)	$753	$(1,080)	$1,310
Income tax effect	(114)	192	(261)	400
Net increase (decrease) in accumulated other comprehensive income (loss), net of tax	$(350)	$561	$(819)	$910

The Company used the following derivative instruments as of March 31, 2019 and June 30, 2018, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2019		June 30, 2018
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$581	$—	$157
Interest rate swap agreement	Other non-current assets	$524	$—	$1,604	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$112	$—	$156

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$24,574	$24,574	$—	$—
Forward foreign currency exchange contracts	581	—	581	—
Interest rate swap agreement	524	—	524	—
Total assets at fair value	$25,679	$24,574	$1,105	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$24,574	$24,574	$—	$—
Forward foreign currency exchange contracts	112	—	112	—
Liability for contingent consideration, current and non-current portion	74,259	—	—	74,259
Total liabilities at fair value	$98,945	$24,574	$112	$74,259

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

The Company recorded contingent consideration liabilities at the acquisition date of Network1, Intelisys and POS Portal representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. A final contingent consideration payment was paid to the former shareholders of Network1 during the quarter ended March 31, 2019. The contingent consideration for POS Portal was paid in full during the quarter ended December 31, 2017. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 4 - Accumulated Other Comprehensive Income (Loss).

POS Portal is part of the Company's Worldwide Barcode, Networking & Security Segment. Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment.

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1 and Intelisys earnouts for the quarter and nine months ended March 31, 2019.

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2019			March 31, 2019
	Barcode, Networking & Security Segment	Communications & Services Segment	Total	Barcode, Networking & Security Segment	Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$71,886	$71,886	$—	$108,233	$108,233
Issuance of contingent consideration	—	—	—	—	—	—
Payments	—	(2,736)	(2,736)	—	(45,796)	(45,796)
Change in fair value of contingent consideration	—	5,101	5,101	—	11,535	11,535
Foreign currency translation adjustment	—	8	8	—	287	287
Fair value at end of period	$—	$74,259	$74,259	$—	$74,259	$74,259

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

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. The Company will revalue the contingent consideration liabilities at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liabilities associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the United States markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liability related to Intelisys as of March 31, 2019 and June 30, 2018 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
March 31, 2019	Discounted cash flow	Weighted average cost of capital	14.9%
		Adjusted EBITDA growth rate	15.3%

June 30, 2018	Discounted cash flow	Weighted average cost of capital	14.8%
		Adjusted EBITDA growth rate	18.2%

The weighted average cost of capital ("WACC") as of June 30, 2018 has been adjusted to exclude Network1 as the earnout period ended as of June 30, 2018.

Worldwide Barcode, Networking & Security

POS Portal

The contingent consideration due to the former shareholders of POS Portal was paid in full during the quarter ended December 31, 2017. For the quarter ended March 31, 2018, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of less than $0.1 million.

Worldwide Communications & Services Segment

Intelisys

The discounted fair value of the liability for the contingent consideration due to the former shareholders of Intelisys recognized at March 31, 2019 was $74.3 million, of which $39.4 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $2.6 million and $9.0 million for the quarter and nine months ended March 31, 2019. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount. The change in the fair value for the nine month period is primarily the result of recurring amortization of the unrecognized fair value discount as well as improved financial results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $85.0 million, based on the Company’s best estimate of the earnout calculated on a multiple of earnings, before interest expense, income taxes, depreciation and amortization.

The discounted fair value of the liability for the contingent consideration related to Intelisys recognized at March 31, 2018 was $93.7 million, of which $32.7 million is classified as current. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement contributed a loss of $3.0 million and $12.2 million for the quarter and nine months ended March 31, 2018, respectively. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount. The change in fair value for the nine month period is largely driven by the recurring amortization of the unrecognized fair value discount and an adjustment to the probability weights in the discounted cash flow model.

Network1

Two final payments were made the former shareholders of Network1 during the quarter and nine months ended March 31, 2019. The change in the fair value of the contingent consideration for the quarter and nine months ended March 31, 2019 recognized in the Condensed Consolidated Income Statements contributed to a loss of $2.5 million for agreed upon adjustments in the final payments.

The discounted fair value of the liability for the contingent consideration related to Network1 recognized at March 31, 2018 was $8.1 million, all of which is classified as current. For the quarter and nine months ended March 31, 2018, the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements contributed a loss of $1.8 million and $16.3 million, respectively. The change in fair value for the quarter is primarily due to improved actual results. The change in fair value for the nine month period is primarily driven by a change in estimate of the current year payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and improved actual results for the nine month period. In addition, volatility in the foreign exchange between the Brazilian real and the U.S. dollar has driven changes in the translation of this Brazilian real denominated liability.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$596,913	$604,322	$1,953,664	$1,944,436
Worldwide Communications & Services	296,444	291,315	958,614	907,972
	$893,357	$895,637	$2,912,278	$2,852,408
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,371	$4,830	$13,387	$13,413
Worldwide Communications & Services	4,097	3,740	11,494	12,172
Corporate	895	868	2,685	2,619
	$9,363	$9,438	$27,566	$28,204
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$—	$69
Worldwide Communications & Services	5,101	$4,801	$11,535	$28,526
	$5,101	$4,801	$11,535	$28,595
Operating income (loss):
Worldwide Barcode, Networking & Security	$16,865	$11,566	$48,974	$41,143
Worldwide Communications & Services	2,161	6,375	21,956	6,909
Corporate	(222)	—	(988)	(172)
	$18,804	$17,941	$69,942	$47,880
Capital expenditures:
Worldwide Barcode, Networking & Security	$2,298	$1,293	$6,038	$3,033
Worldwide Communications & Services	2,899	529	4,935	1,237
Corporate	—	189	4	1,037
	$5,197	$2,011	$10,977	$5,307
Sales by Geography Category:
United States and Canada	$678,078	$660,139	$2,210,729	$2,118,963
International(1)	221,202	242,243	722,715	757,070
Less intercompany sales	(5,923)	(6,475)	(21,166)	(23,625)
	$893,357	$895,637	$2,912,278	$2,852,408

(1) For the quarters and nine months ended March 31, 2019 and 2018, no sales exceeded 10% of consolidated net sales to any single international country.

	March 31, 2019	June 30, 2018
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,079,812	$1,062,143
Worldwide Communications & Services	937,517	841,490
Corporate	44,826	41,662
	$2,062,155	$1,945,295
Property and equipment, net by Geography Category:
United States and Canada	$67,111	$69,032
International	4,171	4,010
	$71,282	$73,042

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

The Company expects total capital expenditures to range from $10 million to $12 million for fiscal year 2019, primarily for information technology investments.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation to future pre-acquisition contingency settlements or to be released to the sellers was $6.4 million and $24.1 million, as of March 31, 2019 and June 30, 2018, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$528	$1,385
Other non-current assets	$5,133	$5,700
Liabilities
Accrued expenses and other current liabilities	$528	$1,385
Other long-term liabilities	$5,133	$5,700

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

Income taxes for the quarter and nine months ended March 31, 2019 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the nine months ended March 31, 2019, the Company recognized discrete tax benefits of $0.7 million related to the reversal of an unrecognized tax benefit and $0.2 million related to the completion of the accounting for the Tax Act.

The Company’s effective tax rate of 25.4% for the nine months ended March 31, 2019 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes.

The Tax Act includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax as part of the transition. For the fiscal year ended June 30, 2018, the Company recognized provisional income tax expense of $9.6 million for a one-time transition tax liability on total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company completed its analysis for this item within the permitted measurement period under the guidance of Staff Accounting Bulletin ("SAB") 118 and determined that the provisional amount should be adjusted to the final amount of $9.4 million. As a result, a discrete tax benefit for $0.2 million was recorded during the quarter ended December 31, 2018. The Company will continue to distribute the earnings of its Canadian subsidiary, but earnings from all other geographies will continue to be considered retained indefinitely for reinvestment. It has been the practice of the Company to reinvest those earnings in the business outside the United States. Apart from the one-time transition tax, any incremental deferred income taxes on the unremitted foreign earnings are not expected to be material.

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

The Company had approximately $1.2 million and $2.1 million of total gross unrecognized tax benefits as of March 31, 2019 and June 30, 2018, respectively. Of this total at March 31, 2019, approximately $1.0 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2019 and June 30, 2018, the Company had approximately $1.0 million and $1.2 million, respectively, accrued for interest and penalties, respectively.

Financial results in Belgium produced a pre-tax loss of approximately $0.8 million for the quarter ended March 31, 2019 and pre-tax income of approximately $0.7 million for the nine months ended March 31, 2019. Belgium had pre-tax losses in the prior year. To the extent the Belgium business does not maintain profitability as expected, this could affect the valuation of certain deferred tax assets. However,  in the judgment of management it is more likely than not that the deferred tax asset will be realized. Belgium enacted a corporate tax reform law on December 25, 2017 which reduces the corporate tax rate from 33% to 25% over a three-year period. The Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $1.0 million as a discrete event during the year ended June 30, 2018.

(13) Subsequent Events
On April 30, 2019, the Company entered into an expanded and extended credit facility (the “Second Amended Credit Agreement”) that includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility, with a maturity date of April 30, 2024. The former credit facility provided $400 million of revolving capacity and was scheduled to mature on April 3, 2022. Pursuant to an “accordion feature,” the Company may increase its borrowings by up to an additional $250 million, for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase.  Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate equal to a spread over LIBOR or alternate base rate depending upon the Company’s net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted EBITDA.  This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.0% to 0.75% for alternate base rate loans. The secured term loan facility will amortize based on the percentage of original principal amount with 2.5% in Year 1, 5.0% in Year 2, 5.0% in Year 3, 7.5% in Year 4, and 10.0% in Year 5.

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

Our key suppliers include Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Mitel, NCR, Oracle, Panasonic, Plantronics/Polycom (Poly), RingCentral, Ruckus, Samsung, Sony, Spectralink, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

Our Strategy

We sell hardware, software, services, and connectivity solutions from technology suppliers to sales partners that serve end customers. We sell technology solutions that solve end customer's business needs. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. We have the ability to provide a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

As a trusted adviser to our sales partners, we provide more complete solutions through a better understanding of end customer needs. We drive growth through enhancing our customers' capabilities to provide hardware, software, services and connectivity solutions to meet these needs. Our teams deliver value-added support programs and services, including education and training, network assessments, implementation, custom development and marketing to help our customers extend their capabilities, develop new technology practices or reach new end customers.

Our objective is to grow profitable sales in the technologies we offer and expand in higher margin and adjacent markets to help our customers offer more products and services and increase recurring revenue opportunities. As part of our strategic plan, we consider strategic acquisitions to enhance our technology offerings and service capabilities. In August 2018, we completed the acquisition of Canpango, a global Salesforce implementation and professional services business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. With Canpango, we added capabilities to help our channel partners sell customer experience (CX) solutions, where CRM integrates with other communications offerings.

Results of Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for the quarters and nine months ended March 31, 2019 and 2018.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2019	2018	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$596,913	$604,322	$(7,409)	(1.2)%	0.6%
Worldwide Communications & Services	296,444	291,315	5,129	1.8%	5.0%
Total net sales	$893,357	$895,637	$(2,280)	(0.3)%	2.0%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2019	2018	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,953,664	$1,944,436	$9,228	0.5%	1.4%
Worldwide Communications & Services	958,614	907,972	50,642	5.6%	9.2%
Total net sales	$2,912,278	$2,852,408	$59,870	2.1%	3.9%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Barcode, Networking & Security segment consists of sales to customers in North America, Latin America and Europe. For the quarter ended March 31, 2019, net sales for the Barcode, Networking & Security segment decreased $7.4 million compared to the prior-year quarter largely due to the negative impact from foreign exchange and lower sales volume from big deals. Net sales increased $9.2 million for the nine months ended March 31, 2019 compared to the prior-year nine month period. Excluding the foreign exchange negative impact, adjusted net sales increased $3.4 million, or 0.6%, for the quarter ended March 31, 2019 compared to the prior-year quarter. Excluding the foreign exchange negative impact and net sales from POS Portal for the first quarter of each year, net sales increased $26.4 million, or 1.4%, for the nine month period ended March 31, 2019 compared to the prior-year nine month period. The increase in net sales and adjusted net sales is primarily due to higher sales volume in North America, partially offset by declines in Europe and Latin America.

Worldwide Communications & Services
The Communications & Services segment consists of sales to customers in North America, Latin America and Europe. For the quarter and nine months ended March 31, 2019, net sales increased $5.1 million and $50.6 million, compared to the prior-year quarter and nine month period, respectively. Excluding the foreign exchange negative impact and net sales from acquisitions, adjusted net sales increased $14.7 million, or 5.0%, for the quarter and $83.6 million, or 9.2%, for the nine month period ended March 31, 2019 compared to the prior-year periods. The increase in both net sales and adjusted net sales for the quarter is primarily due to increased sales volume in Brazil. The increase for the nine month period compared to the prior year is primarily driven by increased sales volume in North America and Brazil.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Geography:	2019	2018	$ Change	% Change
	(in thousands)
United States and Canada	$672,155	$653,537	$18,618	2.8%	2.5%
International	$221,202	$242,100	(20,898)	(8.6)%	0.8%
Total net sales	$893,357	$895,637	$(2,280)	(0.3)%	2.0%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2019	2018	$ Change	% Change
	(in thousands)
United States and Canada	$2,189,567	$2,095,519	$94,048	4.5%	3.8%
International	722,711	756,889	(34,178)	(4.5)%	4.0%
Total net sales	$2,912,278	$2,852,408	$59,870	2.1%	3.9%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following table summarizes our gross profit for the quarters and nine months ended March 31, 2019 and 2018:

	Quarter ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$61,563	$56,493	$5,070	9.0%	10.3%	9.3%
Worldwide Communications & Services	48,452	47,395	1,057	2.2%	16.3%	16.3%
Gross profit	$110,015	$103,888	$6,127	5.9%	12.3%	11.6%

	Nine months ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$188,339	$175,939	$12,400	7.0%	9.6%	9.0%
Worldwide Communications & Services	154,369	146,837	7,532	5.1%	16.1%	16.2%
Gross profit	$342,708	$322,776	$19,932	6.2%	11.8%	11.3%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Barcode, Networking & Security segment increased for the quarter and nine months ended March 31, 2019, compared to the prior year primarily due to higher vendor programs.

Worldwide Communications & Services

In the Communications & Services segment, gross profit dollars increased for the quarter and nine months ended March 31, 2019 compared to the prior year largely due to higher sales volumes. Gross profit margin remained flat for the quarter and decreased slightly to 16.1% for the nine month period ended March 31, 2019 compared to the prior-year period from a less favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2019 and 2018:

	Quarter ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Selling, general and administrative expenses	$77,688	$72,691	$4,997	6.9%	8.7%	8.1%
Depreciation expense	3,417	3,352	65	1.9%	0.4%	0.4%
Intangible amortization expense	5,005	5,103	(98)	(1.9)%	0.6%	0.6%
Change in fair value of contingent consideration	5,101	4,801	300	6.2%	0.6%	0.5%
Operating expenses	$91,211	$85,947	$5,264	6.1%	10.2%	9.6%

	Nine months ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)

Selling, general and administrative expenses	$236,569	$220,642	$15,927	7.2%	8.1%	7.7%
Depreciation expense	9,954	10,059	(105)	(1.0)%	0.3%	0.4%
Intangible amortization expense	14,708	15,600	(892)	(5.7)%	0.5%	0.5%
Change in fair value of contingent consideration	11,535	28,595	(17,060)	(59.7)%	0.4%	1.0%
Operating expenses	$272,766	$274,896	$(2,130)	(0.8)%	9.4%	9.6%

Selling, general and administrative expenses ("SG&A") increased $5.0 million and $15.9 million for the quarter and nine months ended March 31, 2019, respectively, as compared to the prior year. Higher SG&A expenses for the quarter and nine month period reflects investments in future growth, primarily in increased employee-related expenses.

Depreciation expense and amortization expense remained fairly consistent for the quarter ended March 31, 2019 compared to the prior-year quarter. Depreciation expense and amortization expense decreased $0.1 million and $0.9 million for the nine months ended March 31, 2019, respectively, primarily due to assets that were fully depreciated or amortized, partially offset by additional expense related to assets acquired through the current-year acquisitions.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded fair value adjustment expense of $5.1 million and $11.5 million for the quarter and nine months ended March 31, 2019. The expense from change in fair value of contingent consideration for the quarter and nine month period is largely due to the recurring amortization of the unrecognized fair value discount for the Intelisys acquisition and changes to the current year payments to Network1 shareholders.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2019 and 2018:

	Quarter ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$16,865	$11,566	$5,299	45.8%	2.8%	1.9%
Worldwide Communications & Services	2,161	6,375	(4,214)	(66.1)%	0.7%	2.2%
Corporate	(222)	—	(222)	nm*	nm*	nm*
Operating income	$18,804	$17,941	$863	4.8%	2.1%	2.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$48,974	$41,143	$7,831	19.0%	2.5%	2.1%
Worldwide Communications & Services	21,956	6,909	15,047	217.8%	2.3%	0.8%
Corporate	(988)	(172)	(816)	nm*	nm*	nm*
Operating income	$69,942	$47,880	$22,062	46.1%	2.4%	1.7%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income and operating margin increased for the quarter and nine months ended March 31, 2019 compared to the prior year. The increase in the operating income for the quarter is primarily due to increased gross profit. The increase for the nine month period is largely due to increased gross profit, partially offset by higher employee-related expenses.

Worldwide Communications & Services

For the Communications & Services segment, operating income and operating margin decreased for the quarter ended March 31, 2019 compared to the prior year quarter largely due to higher employee-related expense and unfavorable operating performance for our international business. Operating income and operating margin increased for the nine months ended March 31, 2019 primarily due to lower expense recognized from the change in fair value of contingent consideration. Excluding the change in fair value of contingent consideration, operating income totaled $33.4 million, or 3.5% of net sales, and $35.4 million, or 3.9% of net sales, for the nine months ended March 31, 2019 and 2018, respectively.  The decrease in adjusted operating income and adjusted operating margin for the nine month period is primarily due to higher employee-related expense.

Corporate

Corporate incurred $0.2 million and $1.0 million in acquisition costs for the quarter and nine months ended March 31, 2019, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2019 and 2018:

	Quarter ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Interest expense	$3,670	$2,784	$886	31.8%	0.4%	0.3%
Interest income	(682)	(887)	205	23.1%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	471	493	(22)	(4.5)%	0.1%	0.1%
Other, net	(450)	(241)	(209)	(86.7)%	(0.1)%	(0.0)%
Total other (income) expense, net	$3,009	$2,149	$860	40.0%	0.3%	0.2%

	Nine months ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Interest expense	$9,415	$6,655	$2,760	41.5%	0.3%	0.2%
Interest income	(1,397)	(2,349)	952	(40.5)%	(0.0)%	(0.1)%
Net foreign exchange (gains) losses	988	1,275	(287)	(22.5)%	0.0%	0.0%
Other, net	(734)	(584)	(150)	25.7%	(0.0)%	(0.0)%
Total other (income) expense, net	$8,272	$4,997	$3,275	65.5%	0.3%	0.2%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and nine months ended March 31, 2019 principally from higher average borrowings on our multi-currency revolving credit facility.

Interest income consists primarily of interest income generated on longer-term interest-bearing receivables and interest earned on cash and cash equivalents, principally in Brazil. Interest income decreased for the quarter and nine months ended March 31, 2019 due to lower cash balances and lower interest rates in Brazil.

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

Provision for Income Taxes

For the quarter and nine months ended March 31, 2019, income tax expense was $4.1 million and $15.7 million, respectively, reflecting an effective tax rate of 25.8% and 25.4%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2018 was 32.6% and 46.9%, respectively. The decrease in the effective tax rate is primarily due to the recognition of net discrete tax expense of $0.2 million and $7.1 million for the prior-year quarter and nine month period, respectively, related to the Tax Act and the reduction in the U.S. Federal statutory rate effective January 1, 2018. We expect the effective tax rate, excluding discrete items, for fiscal year 2019 to be approximately 25 to 26%, which reflects the application of the 21% U.S. statutory tax rate effective January 1, 2018. See Note 12 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Net Sales by Segment:
	Quarter ended March 31,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$596,913	$604,322	$(7,409)	(1.2)%
Foreign exchange impact (a)	10,802	—
Net sales, constant currency	607,715	604,322	3,393	0.6%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$607,715	$604,322	$3,393	0.6%

Worldwide Communications & Services:
Net sales, as reported	$296,444	$291,315	$5,129	1.8%
Foreign exchange impact (a)	11,945	—
Net sales, constant currency	308,389	291,315	17,074	5.9%
Less: Acquisitions	(2,423)	—
Net sales, constant currency excluding acquisitions	$305,966	$291,315	$14,651	5.0%

Consolidated:
Net sales, as reported	$893,357	$895,637	$(2,280)	(0.3)%
Foreign exchange impact (a)	22,747	—
Net sales, constant currency	916,104	895,637	20,467	2.3%
Less: Acquisitions	(2,423)	—
Net sales, constant currency excluding acquisitions	$913,681	$895,637	$18,044	2.0%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2019 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2018.

Net Sales by Segment:
	Nine months ended March 31,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$1,953,664	$1,944,436	$9,228	0.5%
Foreign exchange impact (a)	26,119	—
Net sales, constant currency	1,979,783	1,944,436	35,347	1.8%
Less: Acquisitions	(23,465)	(14,553)
Net sales, constant currency excluding acquisitions	$1,956,318	$1,929,883	$26,435	1.4%

Worldwide Communications & Services:
Net sales, as reported	$958,614	$907,972	$50,642	5.6%
Foreign exchange impact (a)	38,166	—
Net sales, constant currency	996,780	907,972	88,808	9.8%
Less: Acquisitions	(5,219)	—
Net sales, constant currency excluding acquisitions	$991,561	$907,972	$83,589	9.2%

Consolidated:
Net sales, as reported	$2,912,278	$2,852,408	$59,870	2.1%
Foreign exchange impact (a)	64,285	—
Net sales, constant currency	2,976,563	2,852,408	124,155	4.4%
Less: Acquisitions	(28,684)	(14,553)
Net sales, constant currency excluding acquisitions	$2,947,879	$2,837,855	$110,024	3.9%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2019 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2018.

Net Sales by Geography:
	Quarter ended March 31,
	2019	2018	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$672,155	$653,537	$18,618	2.8%
Less: Acquisitions	(2,423)	—
Net sales, excluding acquisitions	$669,732	$653,537	$16,195	2.5%

International:
Net sales, as reported	$221,202	$242,100	$(20,898)	(8.6)%
Foreign exchange impact (a)	22,747	—
Net sales, constant currency	243,949	242,100	1,849	0.8%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$243,949	$242,100	$1,849	0.8%

Consolidated:
Net sales, as reported	$893,357	$895,637	(2,280)	(0.3)%
Foreign exchange impact (a)	22,747	—
Net sales, constant currency	916,104	895,637	20,467	2.3%
Less: Acquisitions	(2,423)	—
Net sales, constant currency excluding acquisitions	$913,681	$895,637	$18,044	2.0%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2019 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2018.

	Nine months ended March 31,
	2019	2018	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,189,567	$2,095,519	$94,048	4.5%
Less: Acquisitions	(28,684)	(14,553)
Net sales, constant currency excluding acquisitions	$2,160,883	$2,080,966	$79,917	3.8%

International:
Net sales, as reported	$722,711	$756,889	$(34,178)	(4.5)%
Foreign exchange impact (a)	64,285	—
Net sales, constant currency	786,996	756,889	30,107	4.0%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$786,996	$756,889	$30,107	4.0%

Consolidated:
Net sales, as reported	$2,912,278	$2,852,408	$59,870	2.1%
Foreign exchange impact (a)	64,285	—
Net sales, constant currency	2,976,563	2,852,408	124,155	4.4%
Less: Acquisitions	(28,684)	(14,553)
Net sales, constant currency excluding acquisitions	$2,947,879	$2,837,855	$110,024	3.9%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2019 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2018.

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

	Quarter ended March 31, 2019				Quarter ended March 31, 2018
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$18,804	$15,795	$11,715	$0.45	$17,941	$15,792	$10,649	$0.42
Adjustments:
Amortization of intangible assets	5,005	5,005	3,789	0.15	5,103	5,103	3,590	0.14
Change in fair value of contingent consideration	5,101	5,101	3,619	0.14	4,801	4,801	3,272	0.12
Acquisition costs	222	222	222	0.01	—	—	—	—
Restructuring costs	592	592	443	0.02	—	—	—	—
Non-GAAP measures	$29,724	$26,715	$19,788	$0.77	$27,845	$25,696	$17,511	$0.68
result of tax reform laws enacted in the United States and Belgium, we recognized a one-time charge of $6.7 million in the quarter ended December 31, 2017 from the estimated impact of the inclusion of foreign earnings and revaluation of deferred tax assets and liabilities.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
Worldwide Barcode, Networking & Security:
GAAP operating income	$16,865	$11,566	$5,299	45.8%	2.8%	1.9%
Adjustments:
Amortization of intangible assets	1,968	2,310	(342)
Non-GAAP operating income	$18,833	$13,876	$4,957	35.7%	3.2%	2.3%

Worldwide Communications & Services:
GAAP operating income	$2,161	$6,375	$(4,214)	(66.1)%	0.7%	2.2%
Adjustments:
Amortization of intangible assets	3,037	2,793	244
Change in fair value of contingent consideration	5,101	4,801	300
Restructuring costs	592	—	592
Non-GAAP operating income	$10,891	$13,969	$(3,078)	(22.0)%	3.7%	4.8%

Corporate:
GAAP operating income	$(222)	$—	$(222)	nm*	nm*	nm*
Adjustments:
Acquisition costs	222	—	222
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$18,804	$17,941	$863	4.8%	2.1%	2.0%
Adjustments:
Amortization of intangible assets	5,005	5,103	(98)
Change in fair value of contingent consideration	5,101	4,801	300
Acquisition costs	222	—	222
Restructuring costs	592	—	592
Non-GAAP operating income	$29,724	$27,845	$1,879	6.7%	3.3%	3.1%
nm* - not meaningful

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2019	2018	$ Change	% Change	2019	2018
Worldwide Barcode, Networking & Security:
GAAP operating income	$48,974	$41,143	$7,831	19.0%	2.5%	2.1%
Adjustments:
Amortization of intangible assets	6,131	6,393	(262)
Change in fair value of contingent consideration	—	69	(69)
Restructuring Costs	708	—	708
Non-GAAP operating income	$55,813	$47,605	$8,208	17.2%	2.9%	2.4%

Worldwide Communications & Services:
GAAP operating income	$21,956	$6,909	$15,047	217.8%	2.3%	0.8%
Adjustments:
Amortization of intangible assets	8,577	9,207	(630)
Change in fair value of contingent consideration	11,535	28,526	(16,991)
Restructuring costs	1,212	—	1,212
Legal settlement	—	952	(952)
Non-GAAP operating income	$43,280	$45,594	$(2,314)	(5.1)%	4.5%	5.0%

Corporate:
GAAP operating income	$(988)	$(172)	$(816)	nm*	nm*	nm*
Adjustments:
Acquisition costs	988	172	816
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$69,942	$47,880	$22,062	46.1%	2.4%	1.7%
Adjustments:
Amortization of intangible assets	14,708	15,600	(892)
Change in fair value of contingent consideration	11,535	28,595	(17,060)
Acquisition costs	988	172	816
Restructuring costs	1,920	—	1,920
Legal settlement	—	952	(952)
Non-GAAP operating income	99,093	93,199	$5,894	6.3%	3.4%	3.3%

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended March 31, 2019 and 2018, respectively:

	Quarter ended March 31,
	2019	2018
Return on invested capital ratio, annualized(a)	11.1%	11.2%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year. There were 90 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$11,715	$10,649
Plus: Interest expense	3,670	2,784
Plus: Income taxes	4,080	5,143
Plus: Depreciation and amortization(a)	9,363	9,438
EBITDA (non-GAAP)	28,828	28,014
Plus: Change in fair value of contingent consideration	5,101	4,801
Plus: Acquisition costs (b)	222	—
Plus: Restructuring costs (a)	456	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$34,607	$32,815

	Quarter ended March 31,
	2019	2018
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$899,503	$860,787
Equity – end of the quarter	911,063	877,796
Plus: Change in fair value of contingent consideration, net of tax	3,619	3,272
Plus: Acquisition costs (b)	222	—
Plus: Restructuring, net of tax (a)	334	—
Average equity	907,371	870,928
Average funded debt (c)	357,443	315,872
Invested capital (denominator for ROIC) (non-GAAP)	$1,264,814	$1,186,800

(a)
Accelerated depreciation expense on certain European facilities in connection with restructuring in the third quarter of fiscal 2019 are classified as depreciation expense above rather than restructuring costs.

(b)	Acquisition costs are generally nondeductible for tax purposes.

(c)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Our cash and cash equivalents balance totaled $20.4 million at March 31, 2019, compared to $25.5 million at June 30, 2018, including $13.9 million and $20.3 million held outside of the United States at March 31, 2019 and June 30, 2018, respectively. Checks released but not yet cleared in the amounts of $16.8 million and $5.7 million are included in accounts payable as of March 31, 2019 and June 30, 2018, respectively.

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

Our net investment in working capital at March 31, 2019 was $752.7 million compared to $651.9 million at June 30, 2018 and $699.4 million at March 31, 2018. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to vendors, as well as cash generated or used by other financing and investing activities.

	Nine months ended
	March 31,
	2019	2018
Cash provided by (used in):	(in thousands)
Operating activities	$(24,547)	$(6,230)
Investing activities	(43,138)	(149,075)
Financing activities	62,278	133,325
Effect of exchange rate change on cash and cash equivalents	277	1,247
Decrease in cash and cash equivalents	$(5,130)	$(20,733)

Net cash used in operating activities was $24.5 million for the nine months ended March 31, 2019, compared to $6.2 million used in operating activities in the prior-year period. Cash used in operating activities for the nine months ended March 31, 2019 is primarily attributable to increases in inventory, partially offset by decreases in accounts receivable, increases in accounts payable and cash from net income. Cash used in operating activities for the nine months ended March 31, 2018 is primarily attributable to increased inventory and accounts receivable balances, as well as lower accounts payable balances, partially offset by cash from net income. Changes in working capital balances for the nine months ended March 31, 2019 and 2018 exclude balances acquired from RPM, Canpango and POS Portal at acquisition, respectively.

The number of days sales outstanding ("DSO"), excluding Intelisys, was 60 days at March 31, 2019, compared to 59 days at June 30, 2018 and 64 days at March 31, 2018. Inventory turned 4.3 times, during the third quarter of fiscal year 2019 compared to 5.4 for the previous quarter, and 5.5 times in the prior-year quarter. Inventory turns decreased due to strategic inventory purchases and lower than planned sales in the third fiscal quarter.

Cash used in investing activities for the nine months ended March 31, 2019 was $43.1 million, compared to $149.1 million used in the prior year period. Cash used in investing activities for the nine months ended March 31, 2019 primarily represents cash used to acquire Canpango, Intelisys Global and RPM. Cash used in investing activities for the nine months ended March 31, 2018 primarily represents the cash used to acquire POS Portal.

Management expects capital expenditures for fiscal year 2019 to range from $10 million to $12 million, primarily for information technology investments.

For the nine months ended March 31, 2019, cash provided by financing activities totaled $62.3 million compared to $133.3 million provided in the prior-year period. Cash provided by financing activities for the nine months ended March 31, 2019 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Intelisys and Network1. Cash provided by financing activities for the nine months ended March 31, 2018 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Network1, Intelisys and POS Portal.

We have a multi-currency senior secured credit facility with JP Morgan Chase Bank, N.A., as administrative agent, and a syndicate of banks. On April 30, 2019 we amended and restated the credit facility as described in Note 13. The Second Amended Credit Agreement established (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility, with a maturity date of April 30, 2024. The Second Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, of which $15 million is currently committed, and has a $250 million accordion feature that allows the Company to increase the aggregate commitments to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase.

Loans denominated in U.S. dollars under the Second Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the our net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted EBITDA.

This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. The secured term loan facility will amortize based on the percentage of original principal amount with 2.5% in Year 1, 5.0% in Year 2, 5.0% in Year 3, 7.5% in Year 4 and 10.0% in Year 5. Borrowings under the Second Amended Credit Agreement are secured by substantially all of the assets of our domestic subsidiaries and a pledge of up to 65% of capital stock or other equity interest in each foreign subsidiary held by ScanSource or any domestic subsidiary.

We were in compliance with all covenants under the credit facility as of March 31, 2019. There was $342.6 million and $244.0 million in outstanding borrowings on our revolving credit facility as of March 31, 2019 and June 30, 2018, respectively.

On a gross basis, we borrowed $1,603 million and repaid $1,504 million on our revolving credit facility in the nine months ended March 31, 2019. In the prior-year period, on a gross basis, we borrowed $1,735 million and repaid $1,550 million. The average daily balances during the nine month periods ended March 31, 2019 and 2018 were $313.6 million and $277.3 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility as of March 31, 2019 and June 30, 2018. There was $57.4 million and $156.0 million available for additional borrowings as of March 31, 2019 and June 30, 2018, respectively.

As of March 31, 2019, we were obligated to pay certain earnout payments to the former shareholders of Intelisys related to the acquisition on August 29, 2016. We paid the final earnout payment to the former sharesholders of Network1 in the current quarter. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility.

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

As of March 31, 2019, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 28, 2018.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately $3.1 million and $2.3 million increase or decrease annually in pre-tax income for the periods ending March 31, 2019 and June 30, 2018, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At March 31, 2019 and June 30, 2018 we had $347.7 million and $249.4 million, respectively, in variable rate long-term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022 with a notional amount of $50 million to receive interest at a floating rate LIBOR and pay interest at a fixed rate. Our use of derivative instruments has the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Latin America, Brazil, Europe and South Africa. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.9 million and $0.4 million increase or decrease in pre-tax income from translation for periods ending March 31, 2019 and June 30, 2018, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos, Colombian pesos, Chilean pesos, Peruvian nuevos soles and South African rand. At March 31, 2019, the fair value of our currency forward contracts outstanding was a net payable of $0.5 million. At June 30, 2018 the fair value of our currency forward contracts outstanding was a net receivable of less than $0.1 million. We do not utilize financial instruments for trading or other speculative purposes.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019. During the quarter ended March 31, 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. The following table presents the share-repurchase activity for the quarter ended March 31, 2019.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1, 2019 through January 31, 2019	—	$—	—	$99,356,839
February 1, 2019 through February 28, 2019	58	$38.05	—	$99,356,839
March 1, 2019 through March 31, 2019	—	$—	—	$99,356,839
Total	58	$38.05	—	$99,356,839

(a) Total number of shares purchased represents shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations for the quarter ended March 31, 2019.

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Fourth Amendment to Industrial Lease Agreement, dated March 25, 2019, by and between GPT 8650 Commerce Drive Owner LLC and 8650 Commerce Drive LLC

10.2
Addendum to Zebra PartnerConnect Distributor Agreement, dated February 4, 2019, between Zebra Technologies International, LLC, Zebra Technologies do Brasil- Comercio de Productos de Informatica Ltda. Xplore Technologies Corporation of America and ScanSource, Inc.*

31.1
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018; (ii) the Condensed Consolidated Statement of Shareholder's Equity as of March 31, 2019 and 2018 (iii) the Condensed Consolidated Income Statement for the quarter and nine months ended March 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Comprehensive Income for the quarter and nine months ended March 31, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018; and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Portions of these exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 9, 2019	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 9, 2019	Executive Vice President and Chief Financial Officer (Principal Financial Officer)