Form 10-K
period 2019-06-30
SCANSOURCE, INC.
filed 2019-08-22
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number: 000-26926
 _______________________________________________
ScanSource, Inc.
South Carolina
(State of incorporation)

57-0965380
(I.R.S. Employer
Identification No.)

6 Logue Court
Greenville, South Carolina 29615
(864) 288-2432
 _______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	SCSC	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None.
  _______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2018 was $877,604,886, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2019
Common Stock, no par value per share	25,241,115 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2020 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2019.

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
Our customers are businesses of all sizes that sell to end-customers across many industries. Our customer channels include value-added resellers (“VARs”), sales partners or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around all of our customers to help them grow through reducing their costs, creating efficiencies and generating end-customer demand for business solutions. We enable our customers to create, deliver and manage solutions for end-customers across almost every vertical market in the United States, Canada, Brazil, additional Latin American countries and Europe.
ScanSource was incorporated in South Carolina in 1992 and serves approximately 38,000 customers. Net sales for fiscal year ending June 30, 2019 totaled $3.9 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”
Strategy
We rely on a channel sales model to offer hardware, software, services and connectivity from technology suppliers to our sales partners (resellers, agents, ISOs, ISVs) to solve end-customer needs. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or access to additional services, such as custom configuration, key injection, integration support custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud or hybrid solutions for their end-customers.
As a trusted adviser to our sales partners, we provide more complete solutions through a better understanding of end-customer needs. In addition, we drive growth through enhancing our sales partners' capabilities to provide hardware, software, services and connectivity solutions to meet these needs. Our teams deliver value-added support programs and services, including education and training, assessments, provisioning, implementation, custom development and marketing, designed to help our sales partners' develop new technology practices and reach new end-customers and deliver new solutions to their current customers.
Part of our strategy is to expand in higher margin and adjacent markets to help our sales partners offer more products and services while building recurring revenue opportunities. In fiscal 2020, we acquired intY and its CASCADE cloud services distribution platform. With intY’s CASCADE solution, we are providing our sales partners with another route to market to enable key strategic cloud services. In fiscal 2019, we acquired Canpango, a global Salesforce implementation and professional services business with deep knowledge of customer relationship management ("CRM") and integration with telecom systems. With Canpango, we added capabilities to help our sales partners sell customer experience (CX) solutions, where CRM integrates with other communications offerings. In fiscal 2018, we acquired POS Portal, a leading provider of payments devices and services primarily to the small and medium-sized (“SMB”) business segment. POS Portal added to our offerings industry-leading services and capabilities in serving the U.S. payments channel. In fiscal 2017, we acquired Intelisys, an industry-leading technology services provider (also called a master agent) of business telecommunications and cloud services. Using a master agent business model, Intelisys acts as an intermediary connecting sales partners with service providers and suppliers who offer services to end-customers. Intelisys’ sales partners earn commission payments from those service providers or suppliers on end-customer sales, typically multi-year contracts. Intelisys earns a percentage of the commission streams, building more predictable, recurring revenues. Since our Intelisys business is a services model, the working capital requirements are very low and require no inventories.
Value Proposition
Our customer channels and supplier relationships serve as competitive advantages. From our position in the center of the solution delivery channel, we provide robust value to both our sales partners and our suppliers. We make it easier for our sales partners and suppliers to deliver leading technology solutions that drive business outcomes for end-customers.
Value proposition for our customers/sales partners:

•	Understand end-customer needs

•	Provide more complete technology solutions

•	Offer market and technology solutions expertise

•	Offer training, education and marketing services

•	Provide custom configuration, services, platforms and digital tools

•	Deliver technical support

•	Enable opportunities in emerging technologies

•	Reduce working capital requirements

•	Offer flexible financing solutions

•	Increased ability to navigate supplier programs

Value proposition for our suppliers:

•	Provide access to emerging, diverse and established customer channels and routes to market

•	Create scale and efficiency

•	Serve small- and medium-sized businesses more efficiently

•	Deliver more complete technology solutions

•	Provide market insights

•	Offer expertise and technical support

•	Manage channel credit

•	Create demand

Financial Strength
Our consolidated balance sheet reflects financial strength. Our strong balance sheet and cash generated from our business provide us with the ability to execute our capital allocation plan, which includes organic growth, strategic acquisitions and share repurchases. We have the financial flexibility to invest in our business and in future growth.
Business Segments

We segment our business into two technology-focused areas that each operate in the U.S., Canada, Brazil, additional Latin American countries, and Europe:

•	Worldwide Barcode, Networking & Security; and

•	Worldwide Communications & Services.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security portfolio of solutions includes enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. There are adjacencies among these technologies to develop and deliver solutions for our customers. These solutions include data capture and POS solutions that interface with computer systems to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.
The Worldwide Barcode, Networking & Security segment includes the fiscal 2016 acquisition of KBZ, which specializes in video conferencing, services, and cloud, and the fiscal 2018 acquisition of POS Portal.
Worldwide Communications & Services Segment

The Worldwide Communications & Services portfolio of solutions includes communications technologies and services for voice, video conferencing, wireless, data networking, cyber security, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.
The Worldwide Communications & Services segment includes the fiscal 2015 acquisition of Network1, a leading value-added distributor of communications technologies, infrastructure solutions, digital networks and cyber security in Latin America, the fiscal 2017 acquisition of Intelisys, the fiscal 2019 acquisitions of Canpango and RPM, a business process software developer, and the fiscal 2020 acquisition of intY.

Customers

Our customers, or sales partners are businesses of all sizes that sell to end-customers across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and health care, among others. Our customers provide us with multiple routes-to-market through various channels, including: VARs, agents, ISOs, and ISVs. No single customer accounted for more than 5% of our total net sales for the fiscal year ended June 30, 2019.
VARs
Within VARs, our customers include specialty technology VARs, direct marketers, IT system integrators and service providers. Specialty technology VARs focus on one or more technologies, providing specialized knowledge and expertise for technology solutions, such as tailored software or integrated hardware. Direct marketers provide a very broad range of technology brands to business, government, education and healthcare markets. IT system integrators develop computer and networking solutions for end-customers’ IT needs. Service providers deliver advanced multi-discipline services with customized solutions that bundle data, collaboration, cloud, network and digital telecommunication services for end-customers' needs.
Agents
Agents focus on selling telecommunications and cloud services to end-customers, advising about various services, technologies and cost alternatives to help them make informed choices. Agents typically earn monthly commissions on multi-year contract sales as they build their recurring revenue business.
Independent Sales Organizations
ISOs focus on selling credit card processing and finding new merchant customers for credit card member banks. They offer on-going customer service and support and look to bundle hardware, software and processing services.
Independent Software Vendors
ISVs develop software, apps and integrated solutions. They generally focus on cloud solutions and sell or certify bundled hardware, software and service solutions.
Suppliers
We provide products and services from approximately 550 suppliers, including Axis, AudioCodes, Avaya, Barco, Bematech, Bosch, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Exacq, Extreme, Fortinet, Hanwha, HID, Honeywell, HP/Aruba, IBM, Ingenico, Jabra, Lifesize, Microsoft, Milestone, Mitel, NCR, Panasonic, Pioneer, Plantronics/Polycom (Poly), RingCentral, Ruckus, Samsung, Spectralink, Spectrum, Star Micronics, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream, Yealink and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business and our intY cloud services distribution platform, including offerings in contact center, infrastructure, unified communications, security, and Microsoft offerings.
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
Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2019.

•
We have two non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States and has a two year term; and one agreement covers distribution of products in Brazil and has a two year term. Each of these agreements must be renewed by written agreement. Either party may terminate the agreement upon 30 days' notice to the other party.

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
Offerings and Markets
We currently market over 100,000 products from approximately 550 hardware, software and service suppliers to approximately 38,000 customers. We sell products and services to the U.S. and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil and other parts of Latin America principally from facilities located in Florida, Mexico, Brazil, Colombia and Chile; and into Europe principally from facilities located in Belgium, France and the United Kingdom. See "Risk Factors," for a discussion of the risks related to our foreign operations. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities. These drop-shipment arrangements represent approximately 17% of fiscal year 2019 net sales.

Our offerings to our customers include hardware, software, services and connectivity from leading technology suppliers, including the flexibility of on-premise, cloud and hybrid solutions. We believe that sales partners want to offer end-customers complete technology solutions that solve real business needs and drive business outcomes. We align our teams, tools, and processes to help our sales partners grow by providing more complete solutions through a better understanding of end-customers’ need. We may provide a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as configuration, key injection, integration support and others to deliver solutions.
We provide our sales partners and suppliers an array of pre-sale business tools and value-added services, including market and technology solution expertise, education and training, product configuration tools, technical support, logistics and channel financial services. These services allow our sales partners to gain knowledge and experience on marketing, negotiation and selling, to improve customer service, to profitably grow their business and be more cost effective. Our business is enhanced by our ability and our willingness to provide the extra level of services that keeps both our sales partners and our suppliers satisfied.
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

•
Physical Security: We provide electronic physical security solutions that include identification, access control, video surveillance and intrusion-related products and networking infrastructure. Physical security products are used every day across every vertical market to protect lives, property and information. These technology solutions require specialized knowledge to deploy effectively, and we offer in-depth training and education to our sales partners to enable them to maintain the appropriate skill levels.

•
Unified Communications and Collaboration: We provide unified communications and collaboration capabilities, such as voice, video, audio conferencing, web conferencing and messaging. These offerings combine voice, data, fax and speech technologies with computers, telecommunications and the internet to deliver communications solutions on-premise, from the cloud and as a hybrid. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol ("VoIP") systems, private branch exchanges (“PBXs”), call center applications, video conferencing, desk phones and other endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end-customers to consume and pay for communications services typically on a monthly subscription basis.

•
Cloud and Telecom Services: We offer business communications services, including voice, data, access, cable collaboration, wireless and cloud. We focus on empowering and educating sales partners so they can advise end-customers in making informed choices about services, technology and cost savings. With the CASCADE cloud services platform, we offer sales partners another way to grow their recurring revenue practices. CASCADE takes the friction out of acquiring, provisioning and managing XaaS offerings. We have contracts with more than 150 of the world’s leading telecom carriers and cloud services providers.

Our People
The strength of our Company is our people, working together to help our customers grow their businesses. As of June 30, 2019, we had more than 2,700 employees, of which approximately 1,600 are in the United States and 1,100 are located internationally in Canada, Brazil, other parts of Latin America and Europe. We have no organized labor or trade unions in the United States. We consider our relations with our employees to be good.
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
Our competitors include local, regional, national and international distributors, as well as suppliers that sell directly to resellers and to end-customers. In addition, our competitors include master resellers that sell to franchisees, third-party dealers and end-customers. Certain current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, who are specialty two-tier or mixed model master resellers, may also be able to respond more quickly to new or emerging technologies and local or regional changes in customer requirements from the specialized market focus. Competition has increased over the last several years as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.

In our Worldwide Barcode, Networking & Security segment, we compete with broad-line distributors, such as Ingram Micro, Synnex and Tech Data in most geographic areas, and more specialized security distributors, such as ADI and Anixter. Additionally, we also compete against other smaller, more specialized AIDC and POS distributors, such as Azerty, BlueStar, Jarltech and Nimax. In our Worldwide Communications & Services segment, we compete against broad-line distributors, such as Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne and Westcon. Additionally, for Intelisys' technology services, we also compete against other smaller, master agents, such as Avant and Telarus. For our intY business, we compete against other small developers of cloud software and services platforms such as CloudBlue and Pax8. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current sales partners.
Sales
Our sales department consists of inside and field sales representatives located in the United States, Canada, Brazil, Chile, Colombia, Mexico, Peru, Belgium, France, Germany, the United Kingdom, the Netherlands, Poland and Spain. The majority of our sales partners are assigned to a dedicated sales representative or team whose main focus is developing customer relationships and providing the sales partners with the solutions to meet their end-customer’s needs. Our sales teams are advocates for and trusted advisers to our sales partners. Sales teams are often responsible for developing technical expertise within broad product markets, recruiting sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our sales partners. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by vendor representatives and bi-weekly meetings among product, marketing and sales managers.
Our sales teams also provide sales partners with online ordering, API, EDI and other information systems, allowing sale partners to easily gain access to product specifications, availability, and customized pricing, as well as the ability to place and follow the status of orders.
Marketing
We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American, Brazilian, other Latin American and European markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce; email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our sales partners and suppliers - ensuring we help our partners create, deliver and manage solutions for end-customers across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events, and training and certification courses with leading suppliers in an effort to recruit prospective sales partners.
Operations
Information Technology Systems
Starting in 2015, we rolled-out a new, global SAP information system designed to replace the current existing systems. This new system is currently operating in the U.S. and Canada, excluding Intelisys, POS Portal and RPM; in Europe, excluding intY; and Latin America, excluding Brazil. Our information systems are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Our sales partners and employees rely on our information systems for on-line, real-time information on pricing, inventory availability and reservation and order status. Our warehouse operations use bar code technology for receiving and shipping and automated systems for freight processing and shipment tracking, each of which is integrated with our multiple information systems. The customer service and technical support departments employ systems for documentation and faster processing of sales partner inquiries. To ensure that adequate inventory levels are maintained, our buyers depend on the system’s purchasing and receiving functions to track inventory on a perpetual basis.
Warehouse and Shipping Strategy
We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and serves primarily all of North America. We also acquired warehouses in California and Kentucky through our POS Portal acquisition. Our European operations utilize a limited number of distribution centers located in Belgium, France and the United Kingdom. Warehouses for our Brazil and other Latin American operations are located in Florida, Mexico, Brazil, Colombia and Chile. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize a sales partner’s need for inventory.

Financial Services
Our sales terms compete within our specific geographic areas to facilitate various third-party financing options, which include leasing, flooring and other secured financing for qualified sales partners. We believe this policy reduces the sales partner’s need to establish multiple credit relationships.
Trade and Service Marks
We conduct our business under the trade names "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Networking and Security," "ScanSource KBZ," "ScanSource Europe," "ScanSource Europe Communications," "ScanSource Latin America," "ScanSource de Mexico," "ScanSource Brasil," "ScanSource Imago," "Network1, a ScanSource company," "Intelisys," "POS Portal," "Canpango," "RPM Software, a ScanSource company" and "intY, a ScanSource company."
Certain of our tradenames, trademarks and service marks are registered, or are in the process of being registered, in the United States or various other countries. We have been issued registrations for many of our marks including, among others, "ScanSource," "Catalyst Telecom," and "Network1" in countries in our principal markets. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. These marks do not have value assigned to them and have a designated indefinite life. We do not believe that our operations are dependent upon any of our marks. We also sell products and provide services under various third-party tradenames, trademarks and service marks, some of which we reference in this report, and these tradenames, trademarks, and service marks are the property of their respective owners.
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

We currently transact business in the U.K., where we also have offices and a distribution center, and in key E.U. markets. A majority of U.K. voters voted for the U.K. to exit the E.U. (“Brexit”). Negotiations have commenced to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and the rest of the world. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. Changes resulting from these measures, including access to free trade agreements, tariffs and customs and currency fluctuations and may cause us to lose customers, suppliers and employees and adversely affect our financial condition.

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
In addition, competition in developing markets is increasing. Our success in integrating our Brazilian operations is important to our growth strategy. If we cannot successfully increase our business, our product sales, financial condition and results of operations could be adversely affected. As recently announced, we plan to exit our business in all Latin American countries (with the exception of Brazil). Before we exit, we are still subject to all risk associated with operating in those countries.
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

Organic growth strategies - If we fail to effectively manage and implement our operating strategies, we may experience a negative effect on our business and financial results.

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
As recently announced, we have initiated a plan to sell our operations in additional Latin American countries (with the exception of Brazil) and our operations in Europe (with the exception of our digital businesses, including the acquisitions of intY, Canpango, and Intelisys Global). We may face administrative and regulatory hurdles in the process, the sale process may be longer than anticipated, we may not find a buyer for the operations and we may incur significant expenses in connection with the wind-down of our operations in excess of our estimates. If we are not successful in exiting our operations in those countries in a cost-effective manner, our revenues, results of operations and financial condition may be adversely impacted. Reorienting our business and redeploying capital to focus on higher margin opportunities in our United States, Canadian and Brazilian businesses are designed to lead to longer-term value creation for our shareholders.

Credit exposure - We have credit exposure to our customers. Any adverse trends or significant adverse incidents in their businesses could cause us to suffer credit losses.
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
As we implement our plan to sell our operations in additional Latin American countries (with the exception of Brazil) and in Europe (with the exception of our digital businesses, including the acquisitions of intY, Canpango, and Intelisys Global), we may face a heightened risk of credit losses in those geographies that could negatively impact our performance.

Suppliers - Changes to supply agreement terms or lack of product availability from our suppliers could adversely affect our operating margins, revenues or the level of capital required to fund our operations.
A significant percentage of our net sales relates to products we purchase from relatively few suppliers, including Cisco and Zebra. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key suppliers could adversely affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. We have no guaranteed price or delivery agreements with our suppliers. In certain product categories, limited price protection or return rights offered by our suppliers may have a bearing on the amount of product we are willing to stock. Our inability to pass through to our customers the impact of these changes, as well as if we fail to develop or maintain systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.
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
Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our suppliers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply products on a timely basis. In addition, our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality.  As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products or be unable to purchase our desired volume of products. Suppliers that currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-customers. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse impact on our operating results. We cannot provide any assurances that suppliers will maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or a product lines.
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

Our markets are fiercely competitive. We compete on the basis of price, product and service availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability and terms, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services, and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware and service suppliers that sell directly to resellers and to end-customers. In addition, we compete with master resellers that sell to franchisees, third party dealers and end-customers. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, that are specialty two-tier or mixed model master resellers, may be able to respond more quickly to new or emerging technologies and changes in customer requirements in their regions. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.
As a result of intense price competition in our industry, our gross margins and our operating profit margins historically have been narrow, and we expect them to continue to be narrow in the future. To remain competitive, we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have an adverse impact on our results of operations. We may lose market share, or reduce our prices in response to the action of our competitors and thereby experience a reduction in our gross margins, or that we will remain in any geographical market where we do not believe we can earn appropriate margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.
Liquidity and capital resources - Market factors may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or customers could also increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility and secured and unsecured borrowings to satisfy our capital needs and to finance growth. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs or if we are unable to comply with covenants under our borrowings, such capital may not be available to us on terms acceptable to us, or at all. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates.

In addition, the cost of borrowings under our existing sources of capital and any potential new sources of capital as a result of variable interest rates and the transition away from LIBOR may increase, which could have an adverse effect on our financial condition. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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

We are highly dependent upon a variety of computer and telecommunication systems to operate our business, including our enterprise resource planning ("ERP") systems. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, financial condition and results of operations.
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
We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks, and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. In addition, our decision to dispose of certain of our operations may require us to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. We are still evaluating the potential impacts of winding-down these operations. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.
Economic weakness - Economic weakness and geopolitical uncertainty could adversely affect our results and prospects.

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products and services, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead us to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions or adjust our operating strategy and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which may adversely impact our profitability. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transact business, which may negatively impact our results. Economic weakness and geopolitical uncertainty also make it more difficult for us to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.
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

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse. Similarly, for the primary business operations, we utilize a single information system based in the United States for the majority of our North American, Latin American and European operations, while our Brazilian operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions as a result of natural disasters, security breaches or otherwise would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

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
Increased government regulation - We may be subject to additional costs and subject to fines and penalties because certain governmental entities are end-customers of products that we sell.

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
ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2019, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	180,000	Owned	Headquarters - Principal Executive and Sales Offices
Southaven, MS	741,000	Leased	Warehouse
Miami, FL	29,000	Leased	Sales Office and Warehouse
Sacramento, CA	41,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse

International
Mexico City, Mexico	25,000	Leased	Warehouse
Brussels, Belgium	28,000	Leased	Sales and Administration Offices
Sao Jose does Pinhais, Brazil	24,000	Leased	Sales Office and Warehouse
Serra, Espírito Santo, Brazil	31,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	164,000	Leased	Sales Office and Warehouse
Of the 180,000 owned square footage in Greenville, South Carolina approximately 40,000 square feet is subleased to an unrelated third party. Our primary North American distribution operations are located in Southaven, Mississippi. We utilize the logistical services of various third party warehouses in the United States and internationally. We also lease various additional sales offices and warehouse spaces, each approximately 20,000 square feet or less throughout the United States and international locations.
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
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." As of August 22, 2019, there were approximately 600 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2014.

	2014	2015	2016	2017	2018	2019
ScanSource, Inc.	$100	$100	$97	$106	$106	$86
NASDAQ Composite	$100	$114	$113	$144	$178	$192
SIC Code 5045 – Computers & Peripheral Equipment	$100	$95	$114	$152	$133	$139

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ScanSource, Inc., the NASDAQ Composite Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
6/14
6/15
6/16
6/17
6/18
6/19
Scan Source, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/30/14 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced our Board of Directors' ("BOD") authorization to repurchase shares up to $120 million of our common stock for up to three years. During the year ended June 30, 2017, we repurchased 544,643 shares for $20.3 million under the program. No share repurchases occurred under the BOD authorization for the year ended June 30, 2018. During the year ended June 30, 2019, we repurchased 323,832 shares for $10.1 million under the program. The following information describes the Company's stock repurchases under the program during the fourth quarter of fiscal year 2019. There were no stock repurchases related to shares withheld for employees stock-based awards in order to satisfy required tax withholding obligations during the fourth quarter of the fiscal year 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1, 2019 through April 30, 2019	—	$—	—	$99,356,839
May 1, 2019 through May 31, 2019	117,472	30.97	—	95,718,282
June 1, 2019 through June 30, 2019	196,973	31.39	—	89,535,486
Total	314,445	$31.23	—	$89,535,486

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,873,111	$3,846,260	$3,568,186	$3,540,226	$3,218,626
Cost of goods sold	3,420,539	3,410,135	3,184,590	3,184,786	2,891,536
Gross profit	452,572	436,125	383,596	355,440	327,090
Selling, general and administrative expenses	314,521	297,475	265,178	240,115	210,985
Depreciation expense	13,155	13,311	9,444	7,326	5,356
Intangible amortization expense	19,732	20,657	15,524	9,828	6,641
Change in fair value of contingent consideration	15,200	37,043	5,211	1,294	2,667
Operating income	89,964	67,639	88,239	96,877	101,441
Interest expense	13,382	9,149	3,215	2,124	1,797
Interest income	(1,843)	(3,713)	(5,329)	(3,448)	(2,638)
Other (income) expense, net	517	1,278	(11,142)	2,191	2,376
Income before income taxes	77,908	60,925	101,495	96,010	99,906
Provision for income taxes	20,311	27,772	32,249	32,391	34,487
Net income	$57,597	$33,153	$69,246	$63,619	$65,419
Net income per common share, basic	$2.25	$1.30	$2.74	$2.40	$2.29
Weighted-average shares outstanding, basic	25,642	25,522	25,318	26,472	28,558
Net income per common share, diluted	$2.24	$1.29	$2.71	$2.38	$2.27
Weighted-average shares outstanding, diluted	25,734	25,624	25,515	26,687	28,799

	As of June 30,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data:
Working capital	$776,429	$651,851	$624,748	$643,793	$645,398
Total assets	2,067,261	1,945,295	1,718,303	1,491,185	1,476,941
Total debt (including current debt)	360,506	249,429	97,300	76,856	8,826
Total shareholders’ equity	$914,129	$866,376	$837,145	$774,496	$808,985

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is at the center of the technological solution delivery channel, connecting businesses and institutions and providing solutions for their complex needs. We provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 38,000 customers located in the United States, Canada, Brazil, additional Latin American countries and Europe and provide solutions and services from approximately 550 technology suppliers.

We operate our business under a management structure that enhances our worldwide technology market focus and growth strategy. We segment our business into two technology-focused areas that each operate in the U.S., Canada, Brazil, additional Latin American countries and Europe:

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

Our key suppliers include Axis, AudioCodes, Avaya, Barco, Bematech, Bosch, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Exacq, Extreme, Fortinet, Hanwha, HID, Honeywell, HP/Aruba, IBM, Ingenico, Jabra, Lifesize, Microsoft, Milestone, Mitel, NCR, Panasonic, Pioneer, Plantronics/Polycom (Poly), RingCentral, Ruckus, Samsung, Spectralink, Spectrum, Star Micronics, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream, Yealink and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business and our intY cloud services distribution platform, including offerings in contact center, infrastructure, unified communications, security, and Microsoft offerings.

Recent Developments

On August 20, 2019, we announced plans to divest our physical product distribution businesses in Europe, UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations. We will continue to operate our digital businesses in these locations, including the businesses acquired within the last year, intY, Canpango and Intelisys Global. The operations in these locations have been performing below our expectations. We are beginning the process to market and sell these businesses. There can be no assurance that this sale process will result in a transaction or the timing of any transaction.
On July 1, 2019, we acquired intY and its CASCADE cloud services distribution platform. As an additional element of the our cloud and digital strategy, intY’s CASCADE solution provides our sales partners with another route to market to enable distribution and sales opportunities for key strategic cloud services. IntY joins our Worldwide Communications & Services operating segment.

Our Strategy

We rely on a channel sales model offering hardware, software, services, and connectivity solutions from technology suppliers to sales partners that serve end customers. We sell technology solutions that solve end customer's business needs. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

As a trusted adviser to our sales partners, we provide more complete solutions through a better understanding of end customer needs. We drive growth through enhancing our sales partners' capabilities to provide hardware, software, services and connectivity solutions to meet these needs. Our teams deliver value-added support programs and services, including education and training, network assessments, implementation, custom development and marketing to help our sales partners extend their capabilities, develop new technology practices or reach new end customers.

Our objective is to grow profitable sales in the technologies we offer and expand in higher margin and adjacent markets to help our sales partners offer more products and services and increase recurring revenue opportunities. As part of our strategic plan, we consider strategic acquisitions and alliances to enhance our technology offerings and service capabilities.

Profitability

Our operating income is driven by gross profits and by control of operating expenses. Our operations feature scalable information systems, streamlined management and centralized distribution, enabling us to achieve the economies of scale necessary for cost-effective solution selling. In order to continue to grow in our markets, we have continued to invest in new technologies and increased marketing efforts to recruit new customers.

Results of Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

	Fiscal Year Ended June 30,
	2019	2018
Statement of income data:
Net sales	100.0%	100.0%
Cost of goods sold	88.3	88.7
Gross profit	11.7	11.3
Selling, general and administrative expenses	8.1	7.7
Depreciation expense	0.3	0.3
Intangible amortization expense	0.5	0.5
Change in fair value of contingent consideration	0.4	1.0
Operating income	2.3	1.8
Interest (income) expense, net	0.3	0.1
Other (income) expense, net	0.0	0.0
Income before income taxes	2.0	1.6
Provision for income taxes	0.5	0.7
Net income	1.5%	0.9%

Comparison of Fiscal Years Ended June 30, 2019 and 2018

Below is a discussion of fiscal years ended June 30, 2019 and 2018. Please refer to our Form 10-K for the fiscal year ended June 30, 2018 for a discussion of fiscal year ended June 30, 2017.

Net Sales

We have two reportable segments, which are based on the technologies provided to customers. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ending June 30, 2019 and 2018.

	2019	2018	$ Change	% Change	% Change Constant Currency, Excluding Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,589,837	$2,628,988	$(39,151)	(1.5)%	(0.6)%
Worldwide Communications & Services	1,283,274	1,217,272	66,002	5.4%	8.6%
Total net sales	$3,873,111	$3,846,260	$26,851	0.7%	2.3%

Sales by Geography Category:
North America	$2,917,780	$2,847,197	$70,583	2.5%	1.9%
International	955,331	999,063	(43,732)	(4.4)%	3.5%
Total net sales	$3,873,111	$3,846,260	$26,851	0.7%	2.3%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to technology customers in North America, Europe, Brazil and additional Latin American countries. During fiscal year 2019, net sales for this segment decreased $39.2 million, or 1.5%, compared to fiscal year 2018. Excluding the foreign exchange negative impact of $33.3 million and sales from the POS Portal acquisition for the first quarter of fiscal years 2019 and 2018, adjusted net sales for fiscal year 2019 decreased $14.7 million, or 0.6%, compared to the prior year. The decrease in net sales and adjusted net sales is primarily due to decreased sales in our international businesses, partially offset by sales growth in our North America business.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to technology customers in North America, Europe Brazil and additional Latin American countries. During fiscal year 2019, net sales for this segment increased $66.0 million or 5.4% compared to fiscal year 2018. Excluding the foreign exchange negative impact of $45.7 million and sales from fiscal 2019 acquisitions, adjusted net sales for fiscal year 2019 increased $104.4 million, or 8.6%, compared to the prior year. The increase in net sales and adjusted net sales is primarily due to sales growth in our Brazil and North America businesses, partially offset by lower sales volume for our Europe business.

Gross Profit

The following table summarizes our gross profit for the fiscal years ended June 30, 2019 and 2018:

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$244,746	$238,318	$6,428	2.7%	9.5%	9.1%
Worldwide Communications & Services	207,826	197,807	10,019	5.1%	16.2%	16.3%
Total gross profit	$452,572	$436,125	$16,447	3.8%	11.7%	11.3%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment gross profit dollars increased $6.4 million and gross profit margin increased to 9.5% for fiscal year 2019 compared to the prior year primarily due to higher vendor program recognition.

Worldwide Communications & Services

For the Worldwide Communications & Services segment gross profit dollars increased $10.0 million due to increased sales volume. Gross profit margin decreased slightly to 16.2% for fiscal year 2019 as compared to 16.3% for the prior year primarily due to a less favorable sales mix.

Operating expenses

The following table summarizes our operating expenses for the periods ended June 30, 2019 and 2018:

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Selling, general and administrative expenses	$314,521	$297,475	$17,046	5.7%	8.1%	7.7%
Depreciation expense	13,155	13,311	(156)	(1.2)%	0.3%	0.3%
Intangible amortization expense	19,732	20,657	(925)	(4.5)%	0.5%	0.5%
Change in fair value of contingent consideration	15,200	37,043	(21,843)	(59.0)%	0.4%	1.0%
Operating expenses	362,608	368,486	(5,878)	(1.6)%	9.4%	9.6%

Selling, general and administrative expenses ("SG&A") increased $17.0 million for the fiscal year ending June 30, 2019 compared to the prior year. The increase in SG&A expenses reflects investments for future growth, primarily in increased employee-related expenses in North America.

Depreciation expense and intangible amortization expense decreased $0.2 million and $0.9 million, respectively, for the fiscal year ending June 30, 2019. The decrease is due to assets that became fully depreciated or amortized during the current year, partially offset by additional expense related to assets acquired through fiscal year 2019 acquisitions.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of businesses we acquire separately from other SG&A expenses. In fiscal 2019, we have recorded a $15.2 million expense from change in fair value of contingent consideration, largely from recurring amortization of the unrecognized fair value discount for the Intelisys liability and agreed upon adjustments in the final earnout payment to Network1.

Operating Income

The following table summarizes our operating income for the periods ended June 30, 2019 and 2018:

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$59,875	$56,911	$2,964	5.2%	2.3%	2.2%
Worldwide Communications & Services	31,307	10,900	20,407	187.2%	2.4%	0.9%
Corporate	(1,218)	(172)	(1,046)	608.1%	—%	—%
Total operating income	$89,964	$67,639	$22,325	33.0%	2.3%	1.8%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income increased $3.0 million and operating margin increased slightly to 2.3% for the fiscal year ended June 30, 2019 compared to the prior year. The increase in operating income and operating margin is primarily attributable to higher gross margins, partially offset by increased employee-related expenses.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income increased $20.4 million and operating margin increased to 2.4% for the fiscal year ended June 30, 2019 as compared to the prior year. Operating margin in the prior year was impacted by significant expense related to the change in fair value of contingent consideration for Network1. Excluding change in fair value of contingent consideration for each comparable year, adjusted operating income decreased $1.3 million and adjusted operating margin decreased to 3.6% compared to 3.9% in the prior-year, largely due to increased employee-related expenses, partially offset by increased sales volume.

Corporate

Corporate incurred $1.2 million and $0.2 million in acquisition costs for the years ended June 30, 2019 and 2018, respectively.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2019 and 2018:

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Interest expense	$13,382	$9,149	$4,233	46.3%	0.3%	0.2%
Interest income	(1,843)	(3,713)	1,870	(50.4)%	—%	(0.1)%
Net foreign exchange losses (gains)	1,156	2,096	(940)	(44.8)%	—%	0.1%
Other, net	(639)	(818)	179	(21.9)%	—%	—%
Total other (income) expense	$12,056	$6,714	$5,342	79.6%	0.3%	0.2%

Interest expense reflects interest incurred on borrowings, non-utilization fees from our revolving credit facility and amortization of debt issuance costs. Interest expense increased in fiscal 2019 as compared to 2018 principally from additional borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2019 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil. In fiscal year 2018 we recognized accrued interest income related to a legal tax settlement in Brazil of $0.7 million that did not recur in the current year.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange loss. Foreign exchange losses decreased during fiscal year 2019 compared to the prior year from the lower cost of hedging.

Provision for Income Taxes

Income tax expense was $20.3 million and $27.8 million for the fiscal years ended June 30, 2019 and 2018, respectively, reflecting an effective tax rate of 26.1% and 45.6%, respectively. The decrease in the effective tax rate for fiscal year 2019 as compared to fiscal year 2018 is primarily due to significant discrete tax items recognized in the prior year associated with U.S. tax reform that did not recur in the current year.

We expect the fiscal year 2020 effective tax rate from continuing operations to be approximately 25% to 26%. See Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2019				Fiscal 2018
	Jun. 30 2019	Mar. 31 2019	Dec. 31 2018	Sept. 30 2018	Jun. 30 2018	Mar. 31 2018	Dec. 31 2017	Sept. 30 2017
	(in thousands, except per share data)
Net sales	$960,833	$893,357	$1,046,021	$972,900	$993,852	$895,637	$1,032,212	$924,559
Cost of goods sold	850,969	783,342	925,543	860,685	880,503	791,749	919,241	818,642
Gross profit	$109,864	$110,015	$120,478	$112,215	$113,349	$103,888	$112,971	$105,917
Change in fair value of contingent consideration	$3,665	$5,101	$1,850	$4,584	$8,448	$4,801	$6,913	$16,881
Net income	$11,578	$11,715	$19,982	$14,322	$10,388	$10,649	$7,969	$4,147
Net income per common share, basic	$0.45	$0.46	$0.78	$0.56	$0.41	$0.42	$0.31	$0.16
Weighted-average shares outstanding, basic	25,627	25,704	25,640	25,599	25,577	25,572	25,506	25,434
Net income per common share, diluted	$0.45	$0.45	$0.78	$0.56	$0.40	$0.42	$0.31	$0.16
Weighted-average shares outstanding, diluted	25,691	25,762	25,750	25,755	25,675	25,606	25,648	25,579

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

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$2,589,837	$2,628,988	$(39,151)	(1.5)%
Foreign exchange impact (a)	33,318	—
Net sales, constant currency	2,623,155	2,628,988	(5,833)	(0.2)%
Less: Acquisitions	(23,465)	(14,553)
Net sales, constant currency excluding acquisitions	$2,599,690	$2,614,435	$(14,745)	(0.6)%

Worldwide Communications & Services:
Net sales, as reported	$1,283,274	$1,217,272	$66,002	5.4%
Foreign exchange impact (a)	45,655	—
Net sales, constant currency	1,328,929	1,217,272	111,657	9.2%
Less: Acquisitions	(7,261)	—
Net sales, constant currency excluding acquisitions	$1,321,668	$1,217,272	$104,396	8.6%

Consolidated:
Net sales, as reported	$3,873,111	$3,846,260	$26,851	0.7%
Foreign exchange impact (a)	78,973	—
Net sales, constant currency	3,952,084	3,846,260	105,824	2.8%
Less: Acquisitions	(30,726)	(14,553)
Net sales, constant currency excluding acquisitions	$3,921,358	$3,831,707	$89,651	2.3%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2019 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2018.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2019	2018	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,917,780	$2,847,197	$70,583	2.5%
Less: Acquisitions	(30,726)	(14,553)
Net sales, excluding acquisitions	$2,887,054	$2,832,644	$54,410	1.9%

International:
Net sales, as reported	$955,331	$999,063	$(43,732)	(4.4)%
Foreign exchange impact (a)	78,973	—
Net sales, constant currency	1,034,304	999,063	35,241	3.5%
Less: Acquisitions	—	—
Net sales, constant currency excluding acquisitions	$1,034,304	$999,063	$35,241	3.5%

Consolidated:
Net sales, as reported	$3,873,111	$3,846,260	$26,851	0.7%
Foreign exchange impact (a)	78,973	—
Net sales, constant currency	3,952,084	3,846,260	105,824	2.8%
Less: Acquisitions	(30,726)	(14,553)
Net sales, constant currency excluding acquisitions	$3,921,358	$3,831,707	$89,651	2.3%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2019 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2018.

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

	Year ended June 30, 2019				Year ended June 30, 2018
	Operating Income	Pre-Tax Income	Net Income	Diluted EPS	Operating Income	Pre-Tax Income	Net Income	Diluted EPS
	(in thousands, except per share data)
GAAP Measures	$89,964	$77,908	$57,597	$2.24	$67,639	$60,925	$33,153	$1.29
Adjustments:
Amortization of intangible assets	19,732	19,732	14,956	0.58	20,657	20,657	14,021	0.55
Change in fair value of contingent consideration	15,200	15,200	11,294	0.44	37,043	37,043	24,697	0.96
Acquisition costs	1,218	1,218	1,218	0.05	172	172	172	0.01
Restructuring costs	2,402	2,402	1,740	0.07	—	—	—	—
Tax recovery, net and related interest income	—	—	(387)	(0.02)	(2,466)	(3,119)	(2,058)	(0.08)
Legal settlement, net of attorney fees	—	—	—	—	952	952	771	0.03
Tax reform changes	—	—	—	—	—	—	9,034	0.35
Non-GAAP measures	$128,516	$116,460	$86,418	$3.36	$123,997	$116,630	$79,790	$3.11

Operating Income by Segment:
	Fiscal year ended June 30,				% of Net Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
Worldwide Barcode, Networking & Security:
GAAP operating income	$59,875	$56,911	$2,964	5.2%	2.3%	2.2%
Adjustments:
Amortization of intangible assets	8,098	8,703	(605)
Restructuring costs	793	—	793
Change in fair value of contingent consideration	—	69	(69)
Tax recovery	—	(1,512)	1,512
Non-GAAP operating income	$68,766	$64,171	$4,595	7.2%	2.7%	2.4%

Worldwide Communications & Services:
GAAP operating income	$31,307	$10,900	$20,407	187.2%	2.4%	0.9%
Adjustments:
Amortization of intangible assets	11,634	11,954	(320)
Change in fair value of contingent consideration	15,200	36,974	(21,774)
Restructuring costs	1,609	—	1,609
Legal settlement	—	952	(952)
Tax recovery	—	(954)	954
Non-GAAP operating income	$59,750	$59,826	$(76)	(0.1)%	4.7%	4.9%

Corporate:
GAAP operating income	$(1,218)	$(172)	$(1,046)	nm*	nm*	nm*
Adjustments:
Acquisition costs	1,218	172	1,046
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$89,964	$67,639	$22,325	33.0%	2.3%	1.8%
Adjustments:
Amortization of intangible assets	19,732	20,657	(925)
Change in fair value of contingent consideration	15,200	37,043	(21,843)
Acquisition costs	1,218	172	1,046
Restructuring costs	2,402	—	2,402
Legal settlement	—	952	(952)
Tax recovery	—	(2,466)	2,466
Non-GAAP operating income	$128,516	$123,997	$4,519	3.6%	3.3%	3.2%

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the fiscal years ended June 30, 2019 and 2018, respectively.

	2019	2018
Return on invested capital ratio	12.0%	12.5%
The components of our ROIC calculation and reconciliation to our financial statements are shown, as follows:

Reconciliation of EBITDA to Net Income	Fiscal Year Ended June 30,
	2019	2018
	(in thousands)
Net income (GAAP)	$57,597	$33,153
Plus: income taxes	20,311	27,772
Plus: interest expense	13,382	9,149
Plus: depreciation & amortization(a)	36,619	37,495
EBITDA	127,909	107,569
Change in fair value of contingent consideration	15,200	37,043
Acquisition costs(b)	1,218	172
Restructuring costs(a)	2,267	—
Legal settlement (recovery), net of attorney fees	—	952
Tax recovery and related interest income	—	(3,119)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$146,594	$142,617

Invested capital calculations	Fiscal Year Ended June 30,
	2019	2018
	(in thousands)
Equity – beginning of the year	$866,376	$837,145
Equity – end of the year	914,129	866,376
Change in fair value of contingent consideration, net of tax	11,294	24,697
Acquisition costs(b)	1,218	172
Restructuring costs(a)	1,631	—
Legal settlement (recovery), net of attorney fees, net of tax	—	771
Tax recovery, net and related interest income, net of tax	(387)	(2,058)
Tax reform charges	—	9,034
Average equity, adjusted	897,131	868,069
Average funded debt(c)	329,473	276,233
Invested capital (denominator)	$1,226,604	$1,144,302

(a)     Accelerated depreciation expense on certain European facilities in connection with restructuring in the third quarter of fiscal 2019 are classified as depreciation expense above rather than restructuring costs.
(b)     Includes acquisition costs for the years ended June 30, 2019 and 2018. Acquisition costs are generally non-deductible for tax purposes.
(c)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

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
Allowances for Trade and Notes Receivable
We maintain an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers and (4) the current economic and country specific environment. If the financial condition of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance.
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
Supplier Programs

We receive incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that we use the suppliers' cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 606– Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interrupts and applies as the customer (i.e., the Company) receiving advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

We record unrestricted volume rebates received as a reduction of inventory and reduces the cost of goods sold when the related inventory is sold. Amounts received or receivables from suppliers that are not yet earned are deferred in the Consolidated Balance Sheets. Supplier receivables are generally collected through reductions to accounts payable authorized by the supplier. In addition, we may receive early payment discounts from certain suppliers. We record early payment discounts received as a reduction of inventory, thereby resulting in a reduction of cost of goods sold when the related inventory is sold. ASC 606 requires management to make certain estimates of the amounts of supplier consideration that will be received. Estimates are based on the terms of the incentive program and historical experiences. Actual recognition of the supplier consideration may vary from management estimates.

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2019 and 2018, we completed our annual impairment test as of each April 30th and determined that our goodwill is not at risk of impairment.
See Note 7 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys, Network1, POS Portal and Imago, we agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. We paid the final earnout payment to the former shareholders of Network1 during fiscal year 2019 and to Imago during fiscal year 2017. We also made a single earnout payment to the former shareholders of POS Portal during fiscal year 2018 in accordance with the share purchase agreement.
Intelisys has two remaining earnout payments to be paid in annual installments during fiscal years 2020 and 2021. In accordance with ASC Topic 805, Business Combinations, we determine the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period we reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under the $350 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to suppliers. In general, as our sales volumes increase, our net investment in working capital typically increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.
Cash and cash equivalents totaled $23.8 million at June 30, 2019, compared to $25.5 million at June 30, 2018, of which $18.9 million and $20.3 million was held outside of the United States as of June 30, 2019 and 2018, respectively. Checks released but not yet cleared from these accounts in the amounts of $25.4 million and $5.7 million are classified as accounts payable as of June 30, 2019 and 2018, respectively.
We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes for the earnings of our Canadian subsidiary, but earnings from Brazil will continue to be considered retained indefinitely for reinvestment and all other foreign geographies are immaterial. It has been our practice to reinvest those earnings in the businesses outside the United States. Due to recent tax legislation in the United States, we were required to estimate a one-time transition tax on repatriation of foreign earnings during the fiscal year ended June 30, 2018. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $124.6 million to $776.4 million at June 30, 2019 from $651.9 million at June 30, 2018, principally from higher inventory levels. Higher inventory levels in the current year are due to strategic inventory purchases during the year, coupled with lower than planned sales.Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to suppliers, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2019	June 30, 2018
	(in thousands)
Operating activities	$(27,127)	$24,805
Investing activities	(39,376)	(151,927)
Financing activities	64,233	100,574
Effect of exchange rate change on cash and cash equivalents	558	(4,016)
Decrease in cash and cash equivalents	$(1,712)	$(30,564)
Net cash used in operating activities was $27.1 million for the year ended June 30, 2019, compared to $24.8 million provided by operating activities for the years ended June 30, 2018. Operating cash flows for the year ended June 30, 2019 is primarily attributable to increased inventory levels, partially offset by net income, excluding the impact of initial account balances assumed from the Canpango and RPM acquisitions. Operating cash flows for the year ended June 30, 2018 is primarily attributable to net income, increases in non-cash adjustments to net income, partially offset by overall increases in cash used for working capital needs, excluding the impact of initial accounts balances assumed from the POS Portal acquisition.
Excluding Intelisys, the number of days sales outstanding ("DSO") was 62 at June 30, 2019, compared to 59 at June 30, 2018. Throughout the current fiscal year, DSO ranged from 58 to 62. Inventory turnover was 4.7 times during the fourth quarter of the current fiscal year, compared to 6.0 times in the fourth quarter of fiscal year 2018. Throughout fiscal year 2019, inventory turnover ranged from 4.3 to 5.4 times.

Cash used in investing activities was $39.4 million and $151.9 million for the years ended June 30, 2019 and 2018, respectively. Cash used in the business acquisitions of RPM and Canpango and POS Portal in each respective year drove investing cash flow for the years ended June 30, 2019 and 2018.

Cash provided by financing activities for the year ended June 30, 2019 totaled to $64.2 million, compared to cash provided by financing activities of $100.6 million in fiscal year 2018. For both fiscal years, cash provided by financing activities is primarily attributable to net debt borrowings, partially offset by contingent consideration payments.
In August 2016, the Board of Directors authorized a three year $120 million share repurchase program. Since the inception of the program through June 30, 2019, we have repurchased 0.9 million shares totaling $30.5 million, of which 0.3 million totaling $10.1 million were repurchased during the year ended June 30, 2019. The current share repurchase authorization expires in August 2019.

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 30, 2019, we amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” we may increase its borrowings up to an additional $250 million, for a total of up to $750 million and allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase.

At our option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the LIBOR or alternate base rate depending upon the Company's net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") (the "Leverage Ratio"). This spread ranges from 1.00% to 1.750% for LIBOR-based loans and 0.00% to 0.750% for alternate base rate loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. The Amended Credit Agreement contains customary yield protection provisions. Additionally, the Company is assessed commitment fees ranging from 0.150% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement.

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility as of June 30, 2019. There was $200.8 million and $244.0 million outstanding on the revolving credit facility at June 30, 2019 and 2018, respectively.

The average daily balance on the revolving credit facility, excluding the term loan facility, was $296.4 million and $269.5 million for the years ended June 30, 2019 and 2018, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2019 and 2018. There was $149.2 million, and $156.0 million available for additional borrowings as of June 30, 2019 and 2018, respectively. Future availability will depend upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our overall net debt relative to our EBITDA, and (2) EBITDA relative to total interest expense. respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases.

We have a bank overdraft facility with Bank of America used by our European subsidiaries. The facility allows us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was an outstanding balance of $4.6 million on the overdraft facility at June 30, 2019.

As of June 30, 2019, we are obligated to pay certain earnout payments to the former shareholders of Intelisys related to their acquisition on August 29, 2016. See Note 10 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. We paid the final earnout payment to the former shareholders of Network1 in fiscal year 2019. We made a single earnout payment to the former shareholders of POS Portal in fiscal year 2018. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2019, we had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnout pertaining to the Intelisys acquisition. See Notes 8, 10 and 14 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$41,257	$8,043	$13,137	$9,297	$10,780
Capital lease	675	675	—	—	—
Overdraft facility	4,590	4,590
Principal debt payments	155,099	4,085	15,681	131,950	3,383
Revolving credit facility	200,817	—	—	200,817	—
Contingent consideration(2)	77,925	37,933	39,534	—	—
Other(3)	—	—	—	—	—
Total obligations	$480,363	$55,326	$68,352	$342,064	$14,163

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

(2)
Amounts disclosed regarding future Intelisys earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments for Intelisys could range as high as $85.1 million as of June 30, 2019.

(3)
Amounts totaling $25.8 million of deferred compensation, which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2019, have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately a $2.6 million and $2.3 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2019 and 2018, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2019 and 2018 we had $355.9 million and $249.4 million, respectively, in variable rate long term debt and borrowings under the revolving credit facility. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap maturing on April 3, 2022. The interest rate swap agreement was settled in connection with the April 30, 2019 amendment to our credit facility and we entered into a new interest rate swap with a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. The purpose of the interest rate swap is to manage or hedge our exposure to floating rate debt and achieve a desired proportion of fixed versus floating rate debt. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Brazil, other parts of Latin America, and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.3 million and $0.4 million increase or decrease in pre-tax income for fiscal years ended June 30, 2019 and 2018, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos and Colombian pesos. At June 30, 2019 and 2018 the fair value of our currency forward contracts were of net receivable of less than $0.1 million. We do not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 22, 2019 expressed an unqualified opinion.
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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Supplier Incentives
As more fully described in Note 1 to the financial statements, the Company has incentive agreements with many of its suppliers. Supplier rebates can be in the form of instant rebates or achievement-based rebates. Instant rebate programs reduce the Company’s inventory cost so that the Company can reduce the ultimate sales price to the customer or provide additional margin to the Company. Achievement-based rebates are earned by achieving certain sales or purchase targets on a periodic basis. We identified supplier incentives as a critical audit matter.
The principal considerations for our determination that supplier incentives is a critical audit matter are the large volume of transactions subject to rebates that are earned under varying contract terms, and the related assumptions made by management. The Company determines whether, among other items, all qualifying sales and purchases are considered in calculating the rebates and cash receipts or credit memos received are appropriately applied. The determination of achievement-based rebates requires management to make assumptions about future purchases and sales. Accordingly, for both instant and achievement-based rebates, there is a risk that the rebates are not accounted for consistent with the terms of the current contracts, which requires a high degree of auditor judgment in designing and executing audit procedures to respond to this risk.
Our audit procedures related to the supplier incentives included the following, among others. We confirmed a sample of outstanding balances of supplier rebate receivables. For unreturned confirmations, we vouched the related balances to subsequent cash receipts or credit memos received by the Company or obtained the underlying vendor agreements. Using those agreements, we recalculated the receivable based on the stated terms and verified the completeness and accuracy of the underlying sales or purchases data used by management in determining the receivables balance. In addition, we analyzed the rebate receivable collection history to evaluate the overall collectability of the supplier rebate receivables balance. We also tested the design and operating effectiveness of controls relating to supplier incentives including, among others, the Company’s controls over processing new incentive agreements, specifically related to the appropriate recognition of reductions to cost of goods sold for instant rebates and the appropriate amortization of inventory valuation adjustments to cost of goods sold for achievement-based rebates.

/s/ Grant Thornton

We have served as the Company’s auditor since 2014.

Columbia, South Carolina
August 22, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated August 22, 2019 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Canpango, Inc. (Canpango) and RPM Software, LLC (RPM), two wholly-owned subsidiaries, whose financial statements reflect total combined assets and revenues constituting 2 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019. As indicated in Management’s Report, Canpango and RPM were acquired during the year ended June 30, 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Canpango and RPM.
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

/s/ Grant Thornton
Columbia, South Carolina
August 22, 2019

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$23,818	$25,530
Accounts receivable, less allowance of $38,849 at June 30, 2019 and $45,561 at June 30, 2018	654,983	646,086
Inventories	697,343	595,948
Prepaid expenses and other current assets	101,171	94,598
Total current assets	1,477,315	1,362,162
Property and equipment, net	63,363	73,042
Goodwill	319,538	298,174
Identifiable intangible assets, net	127,939	136,806
Deferred income taxes	24,724	22,199
Other non-current assets	54,382	52,912
Total assets	$2,067,261	$1,945,295
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$558,101	$562,564
Accrued expenses and other current liabilities	91,407	90,873
Current portion of contingent consideration	38,393	42,975
Income taxes payable	4,310	13,348
Short-term borrowings	4,590	—
Current portion of long-term debt	4,085	551
Total current liabilities	700,886	710,311
Deferred income taxes	1,395	1,769
Long-term debt, net of current portion	151,014	4,878
Borrowings under revolving credit facility	200,817	244,000
Long-term portion of contingent consideration	39,532	65,258
Other long-term liabilities	59,488	52,703
Total liabilities	1,153,132	1,078,919
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,408,397 and 25,593,122 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	64,287	68,220
Retained earnings	939,930	882,333
Accumulated other comprehensive loss	(90,088)	(84,177)
Total shareholders’ equity	914,129	866,376
Total liabilities and shareholders’ equity	$2,067,261	$1,945,295

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2019, 2018 and 2017
(in thousands, except per share information)

	2019	2018	2017
Net sales	$3,873,111	$3,846,260	$3,568,186
Cost of goods sold	3,420,539	3,410,135	3,184,590
Gross profit	452,572	436,125	383,596
Selling, general and administrative expenses	314,521	297,475	265,178
Depreciation expense	13,155	13,311	9,444
Intangible amortization expense	19,732	20,657	15,524
Change in fair value of contingent consideration	15,200	37,043	5,211
Operating income	89,964	67,639	88,239
Interest expense	13,382	9,149	3,215
Interest income	(1,843)	(3,713)	(5,329)
Other (income) expense, net	517	1,278	(11,142)
Income before income taxes	77,908	60,925	101,495
Provision for income taxes	20,311	27,772	32,249
Net income	$57,597	$33,153	$69,246
Per share data:
Net income per common share, basic	$2.25	$1.30	$2.74
Weighted-average shares outstanding, basic	25,642	25,522	25,318
Net income per common share, diluted	$2.24	$1.29	$2.71
Weighted-average shares outstanding, diluted	25,734	25,624	25,515

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Net income	$57,597	$33,153	$69,246
Unrealized (loss) gain on hedged transaction, net of tax	(3,277)	1,089	13
Foreign currency translation adjustment	(2,634)	(12,062)	(530)
Comprehensive income	$51,686	$22,180	$68,729

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2019, 2018 and 2017
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2016	25,614,673	$67,249	$779,934	$(72,687)	$774,496
Net income	—	—	69,246	—	69,246
Unrealized gain on hedged transaction, net of tax	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	(530)	(530)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	394,815	8,208	—	—	8,208
Common stock repurchased	(577,643)	(20,335)			(20,335)
Share based compensation	—	6,578	—	—	6,578
Tax shortfall from exercise or vesting of share-based payment arrangements	—	(531)	—	—	(531)
Balance at June 30, 2017	25,431,845	61,169	849,180	(73,204)	837,145
Net income	—	—	33,153	—	33,153
Unrealized gain on hedged transaction, net of tax	—	—	—	1,089	1,089
Foreign currency translation adjustment	—	—	—	(12,062)	(12,062)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	161,277	636	—	—	636
Common stock repurchased	—	—			—
Share based compensation	—	6,415	—	—	6,415
Balance at June 30, 2018	25,593,122	68,220	882,333	(84,177)	866,376
Net income	—	—	57,597	—	57,597
Unrealized loss on hedged transaction, net of tax	—	—	—	(3,277)	(3,277)
Foreign currency translation adjustment	—	—	—	(2,634)	(2,634)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	139,107	103	—	—	103
Common stock repurchased	(323,832)	(10,129)	—	—	(10,129)
Share based compensation	—	6,093	—	—	6,093
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$57,597	$33,153	$69,246
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,618	37,495	24,968
Amortization of debt issue costs	350	326	290
Provision for doubtful accounts	2,282	7,075	8,901
Share-based compensation	6,122	6,459	6,602
Deferred income taxes	(2,900)	(22,286)	(1,861)
Excess tax benefits from share-based payment arrangements	—	—	(89)
Change in fair value of contingent consideration	15,200	37,043	5,211
Contingent consideration payments excess	(10,190)	(3,066)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,598)	(38,268)	(62,731)
Inventories	(104,594)	(59,498)	28,449
Prepaid expenses and other assets	(5,203)	(14,864)	(7,698)
Other noncurrent assets	(678)	(6,361)	(9,540)
Accounts payable	(2,730)	44,464	19,861
Accrued expenses and other liabilities	2,703	(11,540)	8,491
Income taxes payable	(9,106)	14,673	4,776
Net cash (used in) provided by operating activities	(27,127)	24,805	94,876
Cash flows from investing activities:
Capital expenditures	(7,215)	(8,159)	(8,849)
Cash paid for business acquisitions, net of cash acquired	(32,161)	(143,768)	(83,804)
Payments for acquisition of intangible assets	—	—	(3,583)
Net cash used in investing activities	(39,376)	(151,927)	(96,236)
Cash flows from financing activities:
Short-term borrowings, net	4,558	—	—
Borrowings on revolving credit, net of expenses	2,072,279	2,301,443	1,813,062
Repayments on revolving credit, net of expenses	(2,115,530)	(2,149,659)	(1,792,620)
Borrowings on long-term debt, net	149,670	—	—
Repayments of capital lease obligations	(662)	(591)	(246)
Debt issuance costs	(1,096)	(296)	(876)
Contingent consideration payments	(35,606)	(50,959)	(10,241)
Exercise of stock options	1,509	2,273	9,969
Taxes paid on settlement of equity awards	(1,406)	(1,637)	(1,761)
Repurchase of common stock	(9,483)	—	(20,882)
Excess tax benefits from share-based payment arrangements	—	—	89
Net cash provided by (used in) financing activities	64,233	100,574	(3,506)
Effect of exchange rate changes on cash and cash equivalents	558	(4,016)	(440)
Decrease in cash and cash equivalents	(1,712)	(30,564)	(5,306)
Cash and cash equivalents at beginning of period	25,530	56,094	61,400
Cash and cash equivalents at end of period	$23,818	$25,530	$56,094

	2019	2018	2017
	(continued)
Supplemental disclosure of cash flow information:
Interest paid during the year	$13,078	$8,544	$2,831
Income taxes paid during the year	$33,061	$38,330	$31,126
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2019

(1)	Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and institutions and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration and telecom and cloud services to market. The Company operates in the United States, Canada, Brazil, additional Latin American countries, and Europe. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2019, 2018 and 2017.

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
June 30, 2019

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

(c) Purchase Price Allocations

For each acquisition, the Company allocates the purchase price to assets acquired, liabilities assumed and goodwill and intangibles in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations. The Company recognizes assets and liabilities acquired at their estimated fair values. Management uses judgment to (1) identify the acquired assets and liabilities assumed, (2) estimate the fair value of these assets, (3) estimate the useful life of the assets and (4) assess the appropriate method for recognizing depreciation or amortization expense over the asset’s useful life.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains some zero-balance disbursement accounts at various financial institutions in which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company does not have the right to offset most if not all outstanding checks written from these accounts against cash on hand and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $25.4 million and $5.7 million are classified as accounts payable as of June 30, 2019 and 2018, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation ("FDIC") or other insured limits. Cash and cash equivalents held outside of the United States totaled $18.9 million and $20.3 million as of June 30, 2019 and 2018, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Brazil, additional Latin American countries and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. In addition, the Company carries credit insurance on certain subsections of the customer portfolio. No single customer accounted for more than 5%, 6% and 5% of the Company’s net sales for fiscal years 2019, 2018 and 2017, respectively.

In the event that the Company does not collect payment on accounts receivable within the established trade terms for certain customers, the Company may establish arrangements for longer-term financing. The Company accounts for these arrangements

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

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

The Company’s foreign currency exposure results from purchasing and selling internationally in several foreign currencies and from intercompany loans with foreign subsidiaries. The Company's foreign currencies are denominated primarily in Brazilian reais, euros, British pounds, Canadian dollars, Mexican pesos and Colombian pesos.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the year ended June 30, 2019.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan ("SERP"). The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $25.8 million and $23.4 million as of June 30, 2019 and June 30, 2018, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $1.6 million at June 30, 2019 and 2018.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or net realizable value.

Supplier Programs

The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that the Company use the suppliers' cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 606– Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

(i.e., the Company) receiving advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

The Company records unrestricted volume rebates received as a reduction of inventory and reduces the cost of goods sold when the related inventory is sold. Amounts received or receivables from suppliers that are not yet earned are deferred in the Consolidated Balance Sheets. Supplier receivables are generally collected through reductions to accounts payable authorized by the supplier. In addition, the Company may receive early payment discounts from certain suppliers. The Company records early payment discounts received as a reduction of inventory, thereby resulting in a reduction of cost of goods sold when the related inventory is sold. Management makes certain estimates of the amounts of supplier consideration that will be received. Estimates are based on the terms of the incentive program and historical experiences. Actual recognition of the supplier consideration may vary from management estimates.

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the year ended June 30, 2019. Avaya, Cisco and Zebra each constituted more than 10% of the Company’s net sales for the years ended June 30, 2018 and 2017.

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

Capitalized Software

The Company accounts for capitalized software in accordance with ASC 350-40, Computer Software Developed for Internal Use, which provides guidance for computer software developed or obtained for internal use. The Company is required to continually evaluate the stage of the implementation process to determine whether or not costs are expensed or capitalized. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the development phase, such as material and direct services costs, compensation costs of employees associated with the development and interest cost, are capitalized as incurred. Costs incurred during the post-implementation or operation phase, such as training and maintenance costs, are expensed as incurred. In addition, costs incurred to modify existing software that result in additional functionality are capitalized as incurred.

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The Company's goodwill reporting units align directly with its operating segments, Worldwide Barcode, Networking & Security and

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Worldwide Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

Under Accounting Standards Update ("ASU") 2017-04, if fair value of goodwill is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In its most recent annual test, the Company estimated the fair value of its reporting units primarily based on the income approach utilizing the discounted cash flow method. The Company also corroborated the fair value estimates derived from the income approach by considering the implied market multiples of comparable transactions and companies. The discounted cash flow method required the Company to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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

No goodwill impairment charges were recognized for the years ended June 30, 2019, 2018 and 2017. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements, supplier partner programs, developed technology, non-compete agreements and an encryption key library. Customer relationships, distributor agreements, supplier partner programs, developed technology and the encryption key library are amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Trade names are amortized over a period ranging from 1 to 5 years. Non-compete agreements are amortized over their contract life.

These assets are shown in detail in Note 7 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No impairment charges were recognized for the years ended June 30, 2019, 2018 and 2017.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see Note 10 - Fair Value of Financial Instruments.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys, Network1, POS Portal and Imago, the Company agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. Future payments are to be paid in the functional currency of the acquired entity. The Company paid the final earnout payment to the former shareholders of Network1 during fiscal year 2019 and to Imago during fiscal year 2017. The Company also made a single earnout payment to the former shareholders of POS Portal during fiscal year 2018 in accordance with the share purchase agreement.
Intelisys has two remaining earnout payments to be paid in annual installments during fiscal years 2020 and 2021. In accordance with ASC Topic 805, Business Combinations, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.

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

Revenue Recognition

The Company adopted ASC 606 effective July 1, 2018 utilizing the full retrospective method. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses. For more detailed disclosures on the Company's revenue recognition policies, see Note 2 - Revenue Recognition.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2019, 2018 and 2017. Deferred advertising costs for each of these three fiscal years were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include U.S. dollars, Brazilian reais, euros, British pounds, Colombian pesos, Canadian dollars and South African rand. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. In accordance with ASC 740, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized. Additionally, the Company maintains reserves for uncertain tax provisions. See Note 13 - Income Taxes for further discussion and the impact of the Tax Cut and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.

Share-Based Payments

The Company accounts for share-based compensation using the provisions of ASC 718, Accounting for Stock Compensation, which requires the recognition of the fair value of share-based compensation. Furthermore, the Company adopted ASU 2016-09 which simplified several aspects of the accounting for share-based compensation, including income tax effects, forfeitures, statutory withholding requirements and cash flow statement classifications. Share-based compensation is estimated at the grant date based on the fair value of the awards. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASU 2016-09 allows companies to elect an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. The Company has elected to maintain its current accounting policy, estimate the total number of awards expected to be forfeited at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ. The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Common stock repurchases

Repurchases of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of shareholder's equity on the Consolidated Balance Sheets. In August 2016, the Board of Directors authorized a three-year $120 million share repurchase program.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. ASC 805 establishes principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 6 - Acquisitions for further discussion.

Reclassifications

Certain reclassifications have been made on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows in the prior years. On the Consolidated Balance Sheets balances have been reclassified within other current assets from trade accounts receivable to other receivables. On the Consolidated Statements of Cash Flows balances have been reclassified within the operating activities related to the aforementioned changes to other current assets and balances have been reclassified within our operating and financing activities section for contingent consideration payments in connection with adopting ASU 2016-15. These reclassifications had no effect on consolidated financial results.

Recent Accounting Pronouncements

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applicable to the Company for the fiscal year beginning July 1, 2019. The guidance can be adopted using a modified retrospective approach or a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently in the process of finalizing its assessment of the impact of the new standard and implementing related process and system changes. The Company currently expects that the primary impact will be an increase in its total assets and total liabilities due to the recognition of right-of-use assets and corresponding lease liabilities upon implementation for leases currently accounted for as operating leases. The adoption of this standard is not expected to be material to the Company’s consolidated financial statements, and based on the Company's ongoing assessment, the Company expects to recognize right-of-use assets and corresponding lease liabilities of approximately $35 million to $45 million.

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
June 30, 2019

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Under this ASU, a customer will determine whether to capitalize implementation costs of the cloud computing arrangement that is a service contract or expense them as incurred. This guidance is applicable to the Company’s fiscal year beginning July 1, 2020, with early adoption permitted. The Company adopted the standard as of June 30, 2019, capitalizing $5.4 million of SaaS implementation costs related to Salesforce software which is classified as prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

(2)Revenue Recognition

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Related to the Company’s Intelisys business, the Company acts as a master agent connecting independent sales partners with service providers or suppliers who offer telecom and cloud services to end-customers. Intelisys’ sales partners earn commission payments from those service providers or suppliers on end-customer sales. Intelisys provides commission processing services to sales partners, earning a percentage of the commission stream. Because the Company acts as an agent, revenue is recognized on a net basis.

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
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Fiscal year ended June 30, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,589,837	$1,228,017	$3,817,854
Master agency and professional services	—	55,257	55,257
	$2,589,837	$1,283,274	$3,873,111

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	Fiscal year ended June 30, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,628,988	$1,174,960	$3,803,948
Master agency and professional services	—	42,312	42,312
	$2,628,988	$1,217,272	$3,846,260

	Fiscal year ended June 30, 2017
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,389,256	$1,149,508	$3,538,764
Master agency and professional services	—	29,422	29,422
	$2,389,256	$1,178,930	$3,568,186

(3)Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal year ended June 30,
	2019	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$57,597	$33,153	$69,246

Denominator:
Weighted-average shares, basic	25,642	25,522	25,318
Dilutive effect of share-based payments	92	102	197
Weighted-average shares, diluted	25,734	25,624	25,515

Net income per common share, basic	$2.25	$1.30	$2.74
Net income per common share, diluted	$2.24	$1.29	$2.71

For the years ended June 30, 2019, 2018 and 2017, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 582,856, 551,320 and 418,325, respectively.

(4)Property and Equipment

Property and equipment is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	June 30,
	2019	2018
	(in thousands)
Land	$3,331	$3,331
Buildings and leasehold improvements	21,603	21,384
Computer software and equipment	70,357	74,220
Furniture, fixtures and equipment	26,676	27,077
Construction in progress	2,751	1,584
Rental equipment	12,056	13,817
	136,774	141,413
Less accumulated depreciation	(73,411)	(68,371)
	$63,363	$73,042

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $13.2 million, $13.3 million and $9.4 million for the fiscal years ended 2019, 2018 and 2017, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $3.7 million and $3.5 million for the fiscal year ended June 30, 2019 and 2018. There was no depreciation expense recorded as cost of goods sold prior to the acquisition of POS Portal on July 31, 2017.

(5)Other assets and liabilities, current and non-current

The table below details prepaid expenses and other current assets.

	June 30,
	2019	2018
	(in thousands)
Other receivables	$63,699	$60,802
Foreign currency receivable	165	157
Prepaid expense	12,845	6,004
Other taxes receivable	10,005	6,333
Other current assets	14,457	21,302
	$101,171	$94,598

The table below details accrued expenses and other current liabilities.

	June 30,
	2019	2018
	(in thousands)
Deferred warranty revenue	$16,835	$20,483
Accrued compensation	17,703	21,762
Other taxes payable	23,719	18,573
Accrued marketing expense	4,247	4,457
Brazilian pre-acquisition contingencies	761	1,385
Accrued freight	4,071	3,848
Other accrued liabilities	24,071	20,365
	$91,407	$90,873

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The table below details other long-term liabilities.

	June 30,
	2019	2018
	(in thousands)
Long-term deferred warranty revenue	$7,034	$7,235
Long-term deferred compensation liability	24,224	21,757
Interest rate swap	3,504	—
Long-term income taxes payable	7,376	8,264
Other long-term liabilities	17,350	15,447
	$59,488	$52,703

(6)Acquisitions

RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, the Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The purchase price of these collective acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Purchase accounting was finalized during the year ended June 30, 2019. The impact of these acquisitions was not material to the consolidated financial statements. In connection with these acquisitions during fiscal 2019, the Company recognized $0.9 million in acquisition-related costs included in selling, general and administrative expenses on the Consolidated Income Statements.

POS Portal

On July 31, 2017, the Company acquired all of the outstanding shares of POS Portal a leading provider of payment devices and services primarily to the small and midsized market segment in the United States. POS Portal joined the Worldwide Barcode, Networking & Security segment.

Under the share purchase agreement, the all-cash transaction included an initial purchase price of approximately $144.9 million paid in cash at closing. The Company paid an additional $3.4 million for customary closing adjustments during the six months ended December 31, 2017. The Company acquired $4.6 million in cash, net of debt payoff and other customary closing adjustments, resulting in $143.8 million net cash paid for POS Portal. The Company paid a cash earnout payment of $13.2 million during the quarter ended December 31, 2017. A portion of the purchase price was placed into escrow to indemnify the Company for certain pre-acquisition damages. As of June 30, 2019, the balance available in escrow was $0.2 million. In connection with the POS Portal acquisition during fiscal 2018, the Company recognized $0.2 million in acquisition-related cost included in selling, general and administrative expenses on the Consolidated Income Statements.

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
June 30, 2019

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

(7)	Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2019, 2018 and 2017, no impairment charges related to goodwill were recorded.

Changes in the carrying amount of goodwill for the years ended June 30, 2019 and 2018, by reportable segment, are set forth in the table below. Additions to goodwill for fiscal years 2019 and 2018 are due to the recent acquisitions.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2017	$36,260	$164,621	$200,881
Additions	101,198	—	101,198
Unrealized loss on foreign currency translation	(244)	(3,661)	(3,905)
Balance at June 30, 2018	$137,214	$160,960	$298,174
Additions	—	21,854	21,854
Unrealized loss on foreign currency translation	(137)	(353)	(490)
Balance at June 30, 2019	$137,077	$182,461	$319,538

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The following table shows the Company’s identifiable intangible assets as of June 30, 2019 and 2018, respectively.

	June 30, 2019			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$143,541	$51,823	$91,718	$139,479	$40,337	$99,142
Trade names	23,831	11,320	12,511	27,123	12,224	14,899
Non-compete agreements	3,094	1,714	1,380	3,064	1,221	1,843
Distributor agreements	354	210	144	363	188	175
Supplier partner program	3,583	815	2,768	3,583	456	3,127
Encryption key library	19,900	4,768	15,132	19,900	2,280	17,620
Developed technology	4,512	226	4,286	—	—	—
Total intangibles	$198,815	$70,876	$127,939	$193,512	$56,706	$136,806

During fiscal year 2019, the Company acquired customer relationships, trade names, non-compete agreements and developed technology related to the acquisitions of Canpango and RPM. The Company also disposed of fully amortized trade names and non-compete agreements from prior acquisitions.

The weighted-average amortization period for all intangible assets was approximately 9 years for the year ended June 30, 2019, compared to 10 years for years ended June 30, 2018 and 2017. Amortization expense for the years ended June 30, 2019, 2018 and 2017 was $19.7 million, $20.7 million and $15.5 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2020	$19,075
2021	19,489
2022	17,698
2023	16,588
2024	16,443
Thereafter	38,646
Total	$127,939

(8)	Short-Term Borrowings and Long-Term Debt

The following table shows the Company’s short-term and long-term debt as of June 30, 2019 and 2018, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	June 30,
	2019	2018
	(in thousands)
Short-term borrowings	$4,590	$—
Current portion of long-term debt	4,085	551
Mississippi revenue bond, net of current portion	4,764	4,878
Senior secured term loan facility, net of current portion	146,250	—
Borrowings under revolving credit facility	200,817	244,000
Total debt	$360,506	$249,429

Short-term Borrowings

The Company has a bank overdraft facility with Bank     of America used by its European subsidiaries. The facility allows the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. Since borrowings outstanding under the overdraft facility at June 30, 2019 were denominated in euros, which bore a negative LIBOR rate, the interest applicable to the Company was 1.0%. There was no outstanding balance on the overdraft facility at June 30, 2018.

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 30, 2019, the Company amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $1.1 million in connection with the amendments to the Amended Credit Agreement on April 30, 2019. These costs were capitalized to other non-current assets on the Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the LIBOR or alternate base rate depending upon the Company's net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") (the "Leverage Ratio"). This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. Additionally, the Company is charged commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. Under the terms of the revolving credit facility, the payment of cash dividends is restricted.

The spread in effect as of June 30, 2019 was 1.75% for LIBOR-based loans and 0.75% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2019 was 0.30%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility as of June 30, 2019.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The average daily balance on the revolving credit facility, excluding the term loan facility, during the fiscal years ended June 30, 2019 and 2018 was $296.4 million and $269.5 million, respectively. There was $149.2 million and $156.0 million available for additional borrowings as of June 30, 2019 and 2018, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2019 and June 30, 2018.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2019, the Company was in compliance with all covenants under this bond. The interest rate at June 30, 2019 and 2018 was 3.280% and 2.855%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility and long-term debt at June 30, 2019 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond	Bank Overdraft Facility
	(in thousands)
Fiscal year:
2020	$—	$3,750	$335	$4,590
2021	—	7,500	338	—
2022	—	7,500	343	—
2023	—	11,250	348	—
2024	200,817	120,000	352	—
Thereafter	—	—	3,383	—
Total principal payments	$200,817	$150,000	$5,099	$4,590

Debt Issuance Costs

As of June 30, 2019, net debt issuance costs associated with the credit facility and bonds totaled $2.1 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

(9)    Derivatives and Hedging Activities

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated assets and liabilities and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and once these opportunities have been exhausted the Company uses currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Chilean peso, and Peruvian nuevo sol. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding with notional amounts of $110.7 million and $74.6 million for the exchange of foreign currencies as of June 30, 2019 and 2018, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal year ended June 30,
	2019	2018	2017
	(in thousands)
Net foreign exchange derivative contract loss (gain)	$(558)	$386	$146
Net foreign currency transactional and re-measurement loss	1,714	1,710	1,773
Net foreign currency loss	$1,156	$2,096	$1,919

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
Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2019 and 2018.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(233)	$161	$7
Unrealized (loss) gain in fair value of interest swap rates	(4,159)	1,422	14
Net increase in accumulated other comprehensive (loss) income	(4,392)	1,583	21
Income tax effect	(1,115)	494	8
Net increase in accumulated other comprehensive (loss) income, net of tax	$(3,277)	$1,089	$13

The Company has the following derivative instruments located on the Consolidated Balance Sheets and Income Statements as of June 30, 2019, utilized for the risk management purposes detailed above:

	June 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$168
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$165
Interest rate swap agreement	Other current liabilities	$3,504	$—

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

(10)    Fair Value of Financial Instruments

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, interest rate swap agreements and contingent consideration owed to the previous owners of Intelisys. The carrying value of debt listed in Note 8 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	168	—	168	—
Total assets at fair value	$25,955	$25,787	$168	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	165	—	165	—
Interest rate swap agreement	3,504	—	3,504	—
Liability for contingent consideration, current and non-current	77,925	—	—	77,925
Total liabilities at fair value	$107,381	$25,787	$3,669	$77,925

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including LIBOR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Consolidated Balance Sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions. See Note 9 - Derivatives and Hedging Activities.

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

The table below provides a summary of the changes in fair value of the Company’s contingent considerations for the Network1, and Intelisys earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2019. The final earnout payment due to former shareholders of Network1 was paid during fiscal year ended June 30, 2019.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	Contingent Consideration for the Fiscal Year Ended
	June 30, 2019
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Fair value at beginning of period	$—	$108,233	$108,233
Payments	—	(45,796)	(45,796)
Change in fair value	—	15,200	15,200
Fluctuation due to foreign currency exchange	—	288	288
Fair value at end of period	$—	$77,925	$77,925

The table below provides a summary of the changes in fair value of the Company’s contingent considerations for the Network1, Intelisys and POS Portal earnouts, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2018.The contingent consideration due to the former shareholders of POS Portal was paid in full during fiscal year ended June 30, 2018.

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

(1) The contingent consideration payable to the former shareholders of Network1 was been reduced by payments the Company made to settle pre-acquisition contingencies during the quarter ended June 30, 2018.

The fair values of amounts owed are recorded in the current portion of contingent consideration and the long-term portion of contingent consideration in the Company's Consolidated Balance Sheets. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•	estimated future results, net of pro forma adjustments set forth in the purchase agreements;

•	the probability of achieving these results; and

•	a discount rate reflective of the Company's creditworthiness and market risk premium associated with the United States market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of June 30, 2019 and 2018 were as follows.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
June 30, 2019	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	21.5%

June 30, 2018	Discounted cash flow	Weighted average cost of capital	14.8%
		Adjusted EBITDA growth rate	18.2%

Worldwide Barcode, Networking & Security Segment

POS Portal

The contingent consideration due to the former shareholders of POS Portal was paid in full during the fiscal year ended June 30, 2018. The expense from the change in the fair value of the contingent consideration recognized in the Consolidated Income Statements for the fiscal year ended June 30, 2018 totaled less than $0.1 million.

Worldwide Communications & Services Segment

Network1

The final earnout payment was paid to the former shareholders of Network1 during the fiscal year ended June 30, 2019, therefore no liability for the contingent consideration related to Network1 is recognized as of June 30, 2019. The expense from the change in fair value of the contingent consideration recognized in the Consolidated Income Statements totaled $2.5 million for the fiscal year ended June 30, 2019, which is primarily for agreed upon adjustments in the final payment.

As of June 30, 2018, the fair value of the contingent consideration was $10.7 million, all of which was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Consolidated Income Statements totaled $21.0 million for the fiscal year ended June 30, 2018, which was primarily due to a change in estimate of the fiscal year 2018 payment to the former shareholders of Network1, additional agreed upon adjustments to the projected final settlement and improved actual results for the for fiscal year 2018.

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2019 was $77.9 million, of which $38.4 million is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Consolidated Income Statements totaled $12.7 million for the fiscal year ended June 30, 2019, which was primarily due to the recurring amortization of the unrecognized fair value discount and improved projected results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $85.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2018 was $97.5 million of which $32.2 million is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Consolidated Income Statements totaled $16.0 million for the fiscal year ended June 30, 2018, which was largely driven by the recurring amortization of the unrecognized fair value discount and an adjustment to the probability weights in the discounted cash flow model.

Scheduled maturities of the Company’s contingent considerations at June 30, 2019 are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Contingent Consideration
(in thousands)
Fiscal year:
2020	$38,393
2021	39,532
Total contingent consideration payments	$77,925

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

(11)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2002 Long-Term Incentive Plan and the 2013 Long-Term Incentive Plan). Awards are currently only being granted under the 2013 Long-Term Incentive Plan. As of June 30, 2019, there were 1,740,768 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$868	$1,184	$1,356
Equity classified restricted stock	5,254	5,275	5,246
Total share-based compensation	$6,122	$6,459	$6,602

Stock Options

During the fiscal year ended June 30, 2019, the Company granted stock options for 2,110 shares. These options vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The Company used the following weighted-average assumptions for the options granted during the following fiscal years:

	Fiscal Year Ended June 30,
	2019	2018	2017
Expected term	4 years	5 years	5 years
Expected volatility	32.93%	30.70%	30.88%
Risk-free interest rate	2.84%	2.17%	1.84%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option	$11.86	$10.60	$11.26

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2019
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	897,120	$37.33
Granted during the period	2,110	39.35
Exercised during the period	(43,975)	33.21
Canceled, forfeited, or expired during the period	(4,560)	34.35
Outstanding, end of year	850,695	37.57	5.05	$259,658
Vested and expected to vest at June 30, 2019	850,220	37.57	5.05	$259,467
Exercisable, end of year	748,263	$37.91	4.61	$257,612

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2019, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2019, 2018 and 2017 was $0.4 million, $0.5 million and $1.6 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2019
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of year	211,566	$35.69	$10.54
Granted	2,110	39.35	11.86
Vested	(106,684)	36.45	10.33
Canceled or forfeited	(4,560)	34.35	10.62
Unvested, end of year	102,432	$35.03	$10.78

As of June 30, 2019, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 0.84 years. The total fair value of options vested during the fiscal years ended June 30, 2019, 2018 and 2017 is $1.1 million, $1.3 million and $1.5 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	25,000	0.43	24.57	25,000	24.57
$26.38 - $30.49	19,731	3.44	29.80	19,731	29.80
$30.49 - $34.60	153,236	6.90	34.17	80,251	34.18
$34.60 - $38.71	371,169	4.67	37.04	343,832	37.04
$38.71 - $42.82	281,559	5.06	41.81	279,449	41.83
	850,695	5.05	$37.57	748,263	$37.91

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2019, the Company granted 210,359 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs or PUs:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	Fiscal Year Ended June 30, 2019
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	127,506	December 3, 2018	$39.35	Annually over 3 years
Certain employees based on performance(1)	27,192	January 29, 2019	$37.27	January 1, 2019 through December 31, 2020
Certain employees based on performance(2)	35,261	January 29, 2019	$37.27	January 1, 2019 through December 31, 2021

Non-Employee Directors(3)
Certain Directors	20,400	December 3, 2018	$39.35	6 months

(1) The RSU's granted to non-executive employees on January 29, 2019 contains both service and performance-based vesting conditions for the period January 1, 2019 through December 31, 2020 (the "performance cycle") as determined by the Compensation Committee of the Company's Board of Directors. The total number for target shares granted could differ from the actual shares vested at the conclusion of the respective performance cycle. See the Company's proxy statement for more information about these grants.
(2) The RSU's granted to executive officers on January 29, 2019 contain performance-based vesting conditions for the period January 1, 2019 through December 31, 2020 and service-based vesting conditions for the period January 1, 2019 through December 31, 2021 (collectively the "performance cycle") as determined by the Compensation Committee of the Company's Board of Directors. The total number for target shares granted could differ from the actual shares vested at the conclusion of the respective performance cycle. See the Company's proxy statement for more information about these grants.
(3) Under the 2013 Long-Term Incentive Plan, non-employee directors receive annual awards of restricted stock, as opposed to stock options. The number of shares of restricted stock to be granted is established from time to time by the Board of Directors. Currently, the number of shares of restricted stock awarded annually to each non-employee director generally is determined by dividing $100,000 by the equity award value of the common stock on the date of grant, as defined in the 2013 Long-Term Incentive Plan. The equity award value means the value per share based on a 45-day averaging of the fair market value of the common stock over a specified period of time, or the fair market value of the common stock on a specified date. These awards will generally vest in full on the day that is six months after the date of grant or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement or (ii) a change in control by the Company. The compensation expense associated with these awards will be recognized on a pro-rata basis over this period.

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	253,519	$35.93
Granted during the period	210,359	38.73
Vested during the period	(133,196)	37.01
Cancelled, forfeited, or expired during the period	(9,797)	37.23
Outstanding, end of year	320,885	$37.28

As of June 30, 2019, there was approximately $6.6 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.33 years. The Company withheld 38,064 shares for income taxes during the fiscal year ended June 30, 2019.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

(12)    Employee Benefit Plans

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986. One plan governs all employees located in the United States that meet certain eligibility requirements and provides a matching contribution equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800. Employer contributions are vested based upon tenure over a five-year period.

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Matching contributions	$1,283	$1,163	$875
Discretionary contributions	1,555	4,700	3,413
Total contributions	$2,838	$5,863	$4,288

Internationally, the Company contributes to either plans required by local governments or to various employee annuity plans. Additionally, the Company maintains a non-qualified, unfunded deferred compensation plan that allows eligible members of management to defer a portion of their compensation in addition to receiving discretionary matching contributions from the Company. Employer contributions are vested over a five-year period.

(13)    Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduced the corporate federal tax rate from 28% to 21% effective January 1, 2018 and implemented a modified territorial tax system. Since the Company has a June 30th fiscal year-end, the lower tax rate resulted in a blended U.S. statutory federal rate of approximately 28% for the fiscal year ended June 30, 2018. The U.S. statutory federal rate is 21% for fiscal year ended June 30, 2019 and subsequent fiscal years. As part of of the Tax Act, U.S. companies are required to pay a one-time transition tax on the deemed repatriation of undistributed foreign earnings and to remeasure deferred tax assets and liabilities.

The Tax Act includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax as part of the transition. For the fiscal year ended June 30, 2018, the Company recognized provisional income tax expense of $9.6 million for a one-time transition tax liability on total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company completed its analysis for this item withing the permitted measurement period under the guidance of Staff Accounting Bulletin No. 118 (“SAB 118”) and determined an adjustment was necessary. As a result, a discrete tax benefit for $0.2 million was recorded during the quarter ended December 31, 2018. The Company will continue to distribute the earnings of its Canadian subsidiary, but earnings from Brazil will continue to be considered retained indefinitely for reinvestment and all other foreign geographies are immaterial. It has been the practice of the Company to reinvest those earnings in the businesses outside the United States. Apart from the one-time transition tax, any incremental deferred income taxes on the unremitted foreign earnings are not expected to be material.

As part of accounting for the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future, which is generally 21%. For the fiscal year ended June 30, 2018 the Company recognized provisional discrete income tax benefit of $1.6 million for the remeasurement of the Company’s deferred tax asset and liability balances. The Company completed its analysis for this item within the permitted measurement period under the guidance of SAB 118 and determined that the provisional amount should not be adjusted.

The Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019 and an accounting policy election was made to treat the tax as a current period expense. The Company recognized GILTI tax of approximately $0.4 million for the fiscal year ended June 30, 2019.

Income tax expense (benefit) consists of:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Current:
Federal	$17,742	$38,263	$31,149
State	4,404	3,503	2,615
Foreign	(157)	9,203	269
Total current	21,989	50,969	34,033
Deferred:
Federal	(4,328)	(9,987)	(3,832)
State	(806)	(1,962)	(397)
Foreign	3,456	(11,248)	2,445
Total deferred	(1,678)	(23,197)	(1,784)
Provision for income taxes	$20,311	$27,772	$32,249

A reconciliation of the U.S. Federal income tax expense at a statutory rate of 21% for the fiscal year ended June 30, 2019, a blended statutory rate of 28.0% for the fiscal year ended June 30, 2018 and a statutory rate of 35% for the fiscal year ended and June 30, 2017 to actual income tax expense is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
U.S. statutory rate	21.0%	28.0%	35.0%
U.S. Federal income tax at statutory rate	$16,361	$17,094	$35,524
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	2,727	1,883	1,729
Tax credits	(1,808)	(1,825)	(1,430)
Valuation allowance	2,142	1,530	444
Effect of foreign operations, net	2,103	(1,396)	(1,477)
Stock compensation	35	1,049	(61)
Capitalized acquisition costs	69	48	231
Nontaxable income	(828)	(9)	(4,437)
Disallowed interest	1,600	1,888	2,011
Net favorable recovery	(2,670)	—	—
Other	1,085	(1,438)	(285)
U.S. Tax Reform transition tax	(827)	9,609	—
U.S. Tax Reform impact of rate change on deferred taxes	—	(1,615)	—
Belgium Tax Reform impact of rate change on deferred taxes	—	1,040	—
Other jurisdictions impact of rate change on deferred taxes	(43)	(86)	—
Global intangible low taxed income (GILTI) tax	365	—	—
Provision for income taxes	$20,311	$27,772	$32,249

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	June 30,
	2019	2018
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$10,681	$12,874
Inventories	4,561	4,060
Nondeductible accrued expenses	9,848	7,426
Net operating loss carryforwards	6,241	5,350
Tax credits	6,530	5,795
Timing of amortization deduction from goodwill	6,406	5,756
Deferred compensation	6,396	5,696
Stock compensation	3,034	2,809
Timing of amortization deduction from intangible assets	3,110	2,510
Total deferred tax assets	56,807	52,276
Valuation allowance	(7,238)	(5,098)
Total deferred tax assets, net of allowance	49,569	47,178
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(6,719)	(7,468)
Timing of amortization deduction from goodwill	(3,742)	(1,782)
Timing of amortization deduction from intangible assets	(15,779)	(17,498)
Total deferred tax liabilities	(26,240)	(26,748)
Net deferred tax assets	$23,329	$20,430

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Domestic	$67,426	$66,416	$79,871
Foreign	10,482	(5,491)	21,624
Worldwide pretax earnings	$77,908	$60,925	$101,495

As of June 30, 2019, there were (i) gross net operating loss carryforwards of approximately $4.0 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $7.3 million; (iii) foreign gross net operating loss carryforwards of approximately $19.0 million; (iv) state income tax credit carryforwards of approximately $2.5 million that will began to expire in the 2020 tax year; and (v) withholding tax credits of approximately $4.0 million; and (vi) foreign tax credits of $0.5 million. The Company maintains a valuation allowance of $2.3 million for foreign net operating losses, a less than $0.1 million valuation allowance for state net operating losses, a $4.0 million valuation allowance for withholding tax credits, a $0.5 million valuation allowance for foreign tax credits, and $0.3 million valuation allowance for state income tax credits, and a less than $0.1 million valuation allowance for the notional interest deduction, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company adopted ASU 2016-09 during fiscal year 2018 which required the Company to recognize excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements that were previously recognized as additional paid-in-capital. As a result of these changes, the Company recognized net tax expense of less than $0.1 million and $1.0 million for the fiscal years ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had gross unrecognized tax benefits of $1.2 million, $1.0 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of $0.9 million on a gross basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below were $1.0 million, $1.2 million and $1.1 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2019	2018	2017
	(in thousands)
Beginning Balance	$2,053	$2,176	$2,148
Additions based on tax positions related to the current year	69	157	174
Additions for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	(888)	(280)	(146)
Ending Balance	$1,234	$2,053	$2,176

Financial results for the Belgium business produced pre-tax loss of less than $0.1 million for the year ended June 30, 2019. However, the Belgium business reported cumulative taxable income for two of the five prior years. In the judgment of management, it is more likely than not that the deferred tax asset will be realized. A corporate tax reform law was enacted in Belgium on December 25, 2017, which reduces the corporate tax rate from 33% to 25% over a three-year period. The company remeasured certain deferred tax assets and liabilities based on the rates at which such deferred taxes are expected to reverse in the future. As a result, the Company recognized income tax expense of $1.0 million during the year ended June 30, 2018.

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

A Supplemental Law was issued in Brazil during the Company's fiscal year 2019 which affirmed that Brazilian state-provided benefits are not subject to income tax. The Company recorded, discrete to the June 30, 2019 quarter, an income tax benefit of $3.1 million related to the confirmation of the recovery of state-provided tax benefits.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2014.

(14)    Commitments and Contingencies

Leases

The Company leases office and warehouse space under non-cancelable operating leases that expire through 2023. The Company also leases certain equipment under a capital lease that expires in 2020. Lease expense and future minimum lease payments under operating leases and capital leases are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Lease expense	$9,519	$9,824	$8,703

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	Operating Lease Payments	Capital Lease Payments	Total Payments
	(in thousands)
Fiscal Year Ended June 30,
2020	$8,043	$675	$8,718
2021	7,197	—	7,197
2022	5,940	—	5,940
2023	5,092	—	5,092
2024	4,205	—	4,205
Thereafter	10,780	—	10,780
Total future minimum lease payments	41,257	675	41,932
Less: amounts representing interest on capital lease	—	8	8
Total future minimum principal lease payments	$41,257	$667	$41,924

On July 6, 2016, the Company entered into an amended agreement to continue to lease approximately 741,000 square feet for distribution, warehousing and storage purposes in a building located in Southaven, Mississippi. The term of the lease is 135 months with 2 consecutive 5-year extension options.

On December 7, 2017 the Company entered into a new lease agreement and amended an existing lease agreement for certain information technology infrastructure located in the Greenville, South Carolina facility expiring in 2020. The Company determined each lease qualified as a capital lease and recorded a capital lease obligation equal to the present value of the minimum lease payments of $1.9 million.

The components of the Company's capital lease as of June 30, 2019 are as follows:

				Capital Lease Obligations
	Property & Equipment	Accumulated Depreciation	Net Book Value	Short-Term	Long-Term	Total
	(in thousands)
IT Infrastructure	$1,583	$(914)	$669	$667	$—	$667

Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2019, 2018 and 2017 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

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

Capital Projects

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

The Company expects total capital expenditures to range from $4.0 million to $6.0 million during fiscal year 2020 primarily for rental equipment investments, IT investments and facility improvements.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The sellers deposited $6.4 million and $12.3 million into the escrow account for the years ended June 30, 2019 and 2018. In addition, $25.3 million was released from the escrow account during the fiscal year ended June 30, 2019. The amount available after the impact of foreign currency translation, as of June 30, 2019 and 2018, for future pre-acquisition contingency settlements or to be released to the sellers was $6.5 million and $24.1 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2019	June 30, 2018
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$761	$1,385
Other assets (noncurrent)	$5,219	$5,700
Liabilities
Other current liabilities	$761	$1,385
Other long-term liabilities	$5,219	$5,700

The net decline in the value of pre-acquisition contingencies for Network1 is primarily due to the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2019 is estimated to range from $6.0 million to $22.3 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

(15)    Segment Information

The Company is a leading provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment includes a portfolio of solutions primarily for enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. We have business operations within this segment in the United States, Canada, Brazil, additional Latin American countries and Europe. We see adjacencies among these technologies in helping our customers develop solutions. Data capture and POS solutions interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services. We have business operations within this segment in the United States, Canada, Brazil, additional Latin American countries and Europe. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$2,589,837	$2,628,988	$2,389,256
Worldwide Communications & Services	1,283,274	1,217,272	1,178,930
	$3,873,111	$3,846,260	$3,568,186
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$17,623	$18,233	$6,496
Worldwide Communications & Services	15,507	15,769	15,099
Corporate	3,488	3,493	3,373
	$36,618	$37,495	$24,968
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$69	$—
Worldwide Communications & Services	15,200	36,974	5,211
	$15,200	$37,043	$5,211
Operating income:
Worldwide Barcode, Networking & Security	$59,875	$56,911	$49,727
Worldwide Communications & Services	31,307	10,900	39,768
Corporate(1)	(1,218)	(172)	(1,256)
	$89,964	$67,639	$88,239
Capital expenditures:
Worldwide Barcode, Networking & Security	$3,876	$4,841	$3,796
Worldwide Communications & Services	3,335	1,964	3,163
Corporate	4	1,354	1,890
	$7,215	$8,159	$8,849
Sales by Geography Category:
United States	$2,946,644	$2,877,225	$2,719,413
International(2)	955,322	999,245	882,446
Less intercompany sales	(28,855)	(30,210)	(33,673)
	$3,873,111	$3,846,260	$3,568,186

(1) For the years ended June 30, 2019, 2018 and 2017, the amounts shown above include acquisition costs.
(2) For the years ended June 30, 2019, 2018 and 2017, there were no sales in excess of 10% of consolidated net sales to any single international country.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019

	June 30, 2019	June 30, 2018
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,097,207	$1,062,143
Worldwide Communications & Services	905,439	841,490
Corporate	64,615	41,662
	$2,067,261	$1,945,295
Property and equipment, net by Geography Category:
United States	$58,961	$69,032
International	4,402	4,010
	$63,363	$73,042

(16)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2019	2018	2017
	(in thousands)
Currency translation adjustment	$(87,913)	$(85,279)	$(73,217)
Unrealized (loss) gain on fair value of interest rate swap, net of tax	(2,175)	1,102	13
Accumulated other comprehensive loss	$(90,088)	$(84,177)	$(73,204)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2019	2018	2017
	(in thousands)
Tax expense (benefit)	$73	$1,993	$(396)

(17)	Subsequent Events

On July 1, 2019, the Company acquired all the outstanding shares of intY and its CASCADE cloud services distribution platform for a purchase price of approximately $51.0 million. As an additional element of the Company's cloud and digital strategy, intY's CASCADE solution provides the Company's sales partners with another route to market to enable key strategic cloud services and aid in growth of their recurring revenue practices.
On August 20, 2019, the Company announced its plan to divest its physical product distribution businesses in Europe, UK, Mexico, Colombia, Chile, Peru and the Company’s Miami-based export operations. ScanSource will continue to operate its digital businesses in these locations, including the businesses acquired within the last year, intY, Canpango, and Intelisys Global. The operations in these locations have been performing below Management’s expectations. The Company is beginning the process to market and sell these businesses. There can be no assurance that this sale process will result in a transaction or the timing of any transaction.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2019, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. However, the Canpango and RPM businesses acquired during the current fiscal year has been excluded from management's assessment of internal controls over financial reporting. The operations of Canpango and RPM, acquired August 20, 2018 and December 20, 2018, represent less than 1% of our consolidated revenues and less than 2% of our consolidated total assets for the fiscal year ended June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

We will be holding our next annual shareholders’ meeting on or about January 30, 2020 (the “2020 Annual Meeting”), which is more than 30 days from the first anniversary of the 2018 annual shareholders meeting. Therefore, we must receive shareholder proposals intended to be presented at the 2020 Annual Meeting for possible inclusion in the proxy materials relating to such meeting by September 10, 2019, which is a reasonable time before we expect to print and mail the proxy statement for the 2020 Annual Meeting.

Shareholders intending to present a proposal or to nominate a candidate for the election of directors at the 2020 Annual Meeting, but not to have the proposal or nomination considered for inclusion in the proxy materials for that meeting, must be eligible and give us advance written notice in accordance with our Bylaws.

Our Bylaws provide that such notice shall set forth in writing: (i) whether the shareholder is providing the notice at the request of a beneficial holder of shares, whether the shareholder, any such beneficial holder or any nominee has any agreement, arrangement or understanding with, or has received any financial assistance, funding or other consideration from, any other person with respect to the investment by the shareholder or such beneficial holder in the Company or the matter the notice relates to, and the details thereof, including the name of such other person (the shareholder, any beneficial holder on whose behalf the notice is being delivered, any nominees listed in the notice and any persons with whom such agreement, arrangement or understanding exists or from whom such assistance has been obtained are hereinafter collectively referred to as “Interested Persons”), (ii) the name and address of all Interested Persons, (iii) a complete listing of the record and beneficial ownership positions (including number or amount) of all equity securities and debt instruments, whether held in the form of loans or capital market instruments, of the Company or any of its subsidiaries held by all Interested Persons, (iv) whether and the extent to which any hedging, derivative or other transaction is in place or has been entered into within the prior six months preceding the date of delivery of the notice by or for the benefit of any Interested Person with respect to the Company or its subsidiaries or any of their respective securities, debt instruments or credit ratings, the effect or intent of which transaction is to give rise to gain or loss as a result of changes in the trading price of such securities or debt instruments or changes in the credit ratings for the Company, its subsidiaries or any of their respective securities or debt instruments (or, more generally, changes in the perceived creditworthiness of the Company or its subsidiaries), or to increase or decrease the voting power of such Interested Person, and if so, a summary of the material terms thereof, and (v) a representation that the shareholder is a holder of record of stock of the Company that would be entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to propose the matter set forth in the notice. As used herein, “beneficially owned” has the meaning provided in Rules 13d-3 and 13d-5 under the Exchange Act. The notice shall be updated not later than 10 days after the record date for the determination of shareholders entitled to vote at the meeting to provide any material changes in the foregoing information as of the record date.

Because the 2020 Annual Meeting is not scheduled to be held within a period that commences 30 days before the anniversary date of the 2018 Annual Meeting and ends within 60 days after the anniversary date of the 2018 Annual Meeting, the deadline for shareholders to provide written notice of intent to make nominations for the election of directors at the 2020 Annual Meeting (but not for inclusion in the proxy materials relating to such meeting) will be November 1, 2019.

If the notice relates to the nomination of directors it must also contain (i) the information regarding each nominee required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the SEC (or the corresponding provisions of any successor regulation), (ii) each nominee’s signed consent to serve as a director if elected, and (iii) whether each nominee is eligible for consideration as an independent director under the relevant standards contemplated by Item 407(a) of Regulation S-K (or the corresponding provisions of any successor regulation). We may also require any proposed nominee to furnish such other information, including completion of our director’s questionnaire, as it may reasonably require to determine whether the nominee would be considered “independent” as a director or as a member of the audit committee of the Board of Directors under the various rules and standards applicable to the Company. In addition to complying with the foregoing procedures, any shareholder recommending a director candidate must also comply with all applicable requirements of the Exchange Act, including the rules and regulations under such Act. In the event that the number of directors to be elected to the Board of Directors is increased and either all of the nominees for director or the size of the increased Board of Directors is not publicly announced or disclosed by us at least 100 days prior to the first anniversary of the preceding year’s annual meeting, a shareholder’s notice shall also be considered timely hereunder, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Company at our principal executive office not later than the close of business on the tenth day following the first date all of such nominees or the size of the increased Board of Directors shall have been publicly announced or disclosed.

Our Nominating Committee will consider nominees recommended by shareholders that are properly brought before the Company. The proper procedures shareholders must follow to receive nominee consideration are outlined in this section. These nominees will be evaluated in the same manner as Board nominees as described in our proxy statement.

For business proposals to be brought before an annual meeting by a shareholder, the shareholder must give timely notice to the Corporate Secretary and such other business must otherwise be a proper matter for shareholder action. Notice other than the nomination of directors must contain: (i) the text of the proposal to be presented, including the text of any resolutions to be proposed for consideration by shareholders and (ii) a brief written statement of the reasons why such shareholder favors the proposal. The deadline for shareholders to provide written notice of their intent to bring a proposal (other than a nomination for the election of directors) at the 2020 Annual Meeting (but not for inclusion in the proxy materials relating to such meeting) is November 1, 2019.

To be in proper written form, a shareholder’s notice to the Corporate Secretary must set forth in writing as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on our books, of the shareholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is made, (iii) the class and number of shares of our common stock which are owned beneficially and of record by the shareholder and such beneficial owner and (iv) any material interest of the shareholder or such beneficial owner in such business.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2019, an amendment to this Form 10-K or a definitive Proxy Statement relating to the 2020 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the "Part III Filing"). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 11.	Executive Compensation.

The information required to be included by Item 11 of the Form10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 14.	Principal Accountant Fees and Services.

The information required to be included by Item 14 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2017	$39,032	8,901	(3,860)	361	$44,434
Trade and current note receivable allowance					$44,434
Year ended June 30, 2018	$44,434	7,075	(5,610)	(338)	$45,561
Trade and current note receivable allowance					$45,561
Year ended June 30, 2019	$45,561	2,282	(9,421)	427	$38,849
Trade and current note receivable allowance					$38,849

(1)	"Reductions" amounts represent write-offs for the years indicated.

(2)
"Other" amounts include recoveries and the effect of foreign currency fluctuations for years ended June 30, 2019, 2018 and 2017. The amount in 2019 includes $0.1 million in accounts receivable reserves acquired with the Canpango acquisition on August 20, 2018.The amount in 2018 includes $0.1 million in accounts receivable reserves acquired with the POS Portal acquisition on July 31, 2017. The amount in 2017 includes $0.6 million of recoveries and $0.3 million of accounts receivable reserves acquired with the Intelisys acquisition on August 29, 2017.

ITEM 16.	FORM 10-K SUMMARY
None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANSOURCE , INC.

Date:	August 22, 2019	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman, Chief Executive Officer and President	August 22, 2019
Michael L. Baur	(principal executive officer)

/s/ GERALD LYONS	Senior Executive Vice President and Chief Financial Officer	August 22, 2019
Gerald Lyons	(principal financial officer and principal accounting officer)

/s/ PETER C. BROWNING	Director	August 22, 2019
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 22, 2019
Michael J. Grainger

/s/ JOHN P. REILLY	Director	August 22, 2019
John P. Reilly

/s/ ELIZABETH O. TEMPLE	Director	August 22, 2019
Elizabeth O. Temple

/s/ CHARLES R. WHITCHURCH	Director	August 22, 2019
Charles R. Whitchurch

Exhibit Index
Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
2.1	Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.2	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.3+	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016
2.4+	Share Purchase Agreement for POS Portal, Inc. dated June 28, 2017		10-K	2.5	8/29/2017
3.1	Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005
3.2	Amended and Restated Bylaws		8-K	3.1	11/30/2018
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2	Description of Securities	X
	Executive Compensation Plans and Arrangements
10.1	Amended and Restated Directors Equity Compensation Plan, as amended and restated		10-Q	10.4	11/2/2012
10.2	Form of Restricted Stock Award (for Amended and Restated Directors Equity Compensation Plan as amended and restated)		10-Q	10.3	5/6/2011
10.3	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	10.1	2/3/2015
10.4	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.5	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.6	Employee Stock Purchase Plan		S-8	99	12/5/2013
10.7	Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.8	Executive Severance Plan		8-K	10.3	6/21/2017
10.9	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009
10.10	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.11	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009
10.12	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011

10.13	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014
10.14	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014
10.15	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014
10.16	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014
10.17	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014
10.18	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014
10.19	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.1	12/8/2017
10.20	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.2	12/8/2017
10.21	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.22	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.23	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.24	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons		10-K	10.24	8/28/2014
10.25	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons		8-K	10.2	6/21/2017
10.26	Employment Letter, dated August 23, 2017, of Gerald Lyons		8-K	10.1	8/24/2017
10.27	Employment Letter, dated January 11, 2018 of Matthew Dean	X
10.28	Board of Directors Compensation Program effective July 1, 2018		10-K	10.32	8/28/2018
10.29	First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018
10.30	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019		8-K	10.2	11/30/2018
10.31	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019		8-K	10.3	11/30/2018
10.32	Form of Director Restricted Stock Award Certificate		8-K	10.4	11/30/2018
10.33	Form of Restricted Stock Unit Award Certificate		8-K	10.5	11/30/2018
	Bank Agreements

10.34	Second Amended and Restated Credit Agreement		8-K	10.1	5/1/2019
	Other Agreements
10.35+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.26	8/29/2007
10.36+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.54	8/29/2016
10.37+	Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.38++	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.	X
10.39++	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.40++	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.41++	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.42++	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.43	Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.44++	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.45	Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.46	Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.47	Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement	X
10.48++	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019	X
10.49++	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015	X
10.50++	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement	X
10.51+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.).		10-Q/A	10.1	10/24/2014
10.52+	Amendment to PartnerEmpower Distribution Agreement with Zebra.		10-K	10.50	8/29/2016
10.53+	Participation Agreement Relating to Distribution Agreement with Zebra.		10-K	10.51	8/29/2016
10.54+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.51	8/29/2017
10.55++	Addendum to Zebra Partnerconnect Distributor Agreement		10-Q	10.2	5/9/2019

21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification of the Chief Executive Officer	X
32.2	Certification of the Chief Financial Officer	X
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018, (ii) the Consolidated Income Statements for the years ended June 30, 2019, June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2019, June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2019, June 30, 2018 and June 30, 2017, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
X

+
Confidential treatment has been requested or granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

'++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.