Form 10-K/A
period 2019-06-30
SCANSOURCE, INC.
filed 2019-10-24
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1 to Form
10-K

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
☐
    No
☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
☐
    No
☒
The aggregate market value of the voting common stock of the Registrant held by non-affiliates
of the Registrant at December 31, 2018 was $877,604,886, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2019
Common Stock, no par value per share	25,241,115

EXPLANATORY NOTE
This Form
10-K/A
(“Amendment No.1”) amends the annual report on Form
10-K
of ScanSource, Inc. for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2019 (the “2019 Form
10-K”).
The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2019 Form
10-K.
This Amendment No. 1 speaks as of the original filing date of the 2019 Form
10-K
and reflects only the changes to the cover page, and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2019 Form
10-K,
including the information set forth in Part I and Part II, has been modified or updated in any way. The 2019 Form
10-K
continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Form
10-K
and the Company’s other SEC filings.
As used herein, the terms “ScanSource,” the “Company,” “we,” “us,” and “our” refer to ScanSource, Inc., a South Carolina corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only ScanSource, Inc. The term “common stock” means shares of our common stock, no par value per share.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

Michael L. Baur AGE 62 DIRECTOR SINCE December 1995 COMMITTEES None
Experience

Michael L. Baur is our Chairman, Chief Executive Officer and President. Mr. Baur has served as our President or CEO since our inception, as a director since December 1995, and as Chairman of the Board since February 2019. Mr. Baur has been employed with the Company since its inception in December 1992.

Qualifications

Mr. Baur has served the Company since its inception and has developed a deep institutional knowledge and perspective regarding the Company’s strengths, challenges and opportunities. Mr. Baur has more than 30 years of experience in the IT industry, having served in various leadership and senior management roles in the technology and distribution industries before joining ScanSource. Mr. Baur brings strong leadership, entrepreneurial and business building and development skills and experience to the Board.

Peter C. Browning AGE 77 DIRECTOR SINCE June 2014 COMMITTEES Lead Independent Director and Chair of Compensation Committee and serves on all committees
Experience

Peter C. Browning has served as a director of the Company since June 2014 and as Lead Independent Director since February 2019. He has extensive experience in business, serving as an executive officer of a number of public companies, including Continental Can Company, National Gypsum Company and Sonoco Products Company. He has also served on more than 14 public-company boards, including Wachovia, Nucor Corporation (1999-2015), Lowe’s Companies (1997-2014), EnPro Industries, Inc. (2001-2015), and The Phoenix Companies, and in a variety of board leadership roles, including serving as non-executive
chair, lead director and chair of audit, compensation and governance/nominating committees. Mr. Browning currently serves as lead director of Acuity Brands and on the board of GMS, Inc. He also serves as lead independent director of the board of Equilar, a private company that is a leading provider of corporate data.

Qualifications

Mr. Browning is a well-known authority on board governance and his knowledge and experience in that area are invaluable to our Board. He was the Dean of the McColl Graduate School of Business at Queens University of Charlotte from 2002 to 2005 and has served as the Managing Partner of Peter Browning Partners, a board advisory consulting firm, since 2009. Mr. Browning was selected for the “2011 and 2012 NACD Director 100 List” (a list of the most influential people in corporate governance in the boardroom). He recently co-authored
a book on governance guidance, titled The Directors Manual: A Framework for Board Governance, which offers practical advice on leading an organization’s board.

Michael J. Grainger AGE 67 DIRECTOR SINCE October 2004 COMMITTEES Chair of Risk Committee and serves on all committees
Experience

Michael J. Grainger has served as a director of the Company since October 2004. Mr. Grainger served as President and Chief Operating Officer of Ingram Micro, Inc., a technology distributor, from January 2001 to April 2004. From May 1996 to July 2001, he served as Executive Vice President and Chief Financial Officer of Ingram Micro, and from July 1990 to October 1996 as Vice President and Controller of Ingram Industries, Inc. Mr. Grainger currently serves on the board of directors of Ingram Industries, Inc., a multinational diversified private company.

Qualifications

As a former executive of Ingram Micro (including serving as its Chief Financial Officer), Mr. Grainger brings extensive knowledge of our industry and our competitive environment to the Board. He also brings extensive accounting and financial skills important in the understanding and oversight of our financial reporting, enterprise and operational risk management and corporate finance, tax and treasury matters.

John P. Reilly AGE 71 DIRECTOR SINCE June 2001 COMMITTEES Chair of Nominating Committee and serves on all committees
Experience

John P. Reilly has served as a director of the Company since June 2001. Mr. Reilly served as a partner of Ares Management, LLC, a global alternative asset manager, until June 2016. Ares acquired Keltic Financial Services, LLC in 2014, where Mr. Reilly was President and CEO from 1999 to June 2014. Prior to that, from 1977 to 1999, he held senior management positions in the Leveraged
Buy-Out,
Leasing, Corporate Finance and Private Banking divisions at Citibank, N.A. Mr. Reilly also serves on the Board of Directors of Chimera Investment Corporation, a public real estate investment trust.

Qualifications

Mr. Reilly brings to the Board extensive financial skills important in the understanding and oversight of our financial reporting, enterprise and operational risk management and corporate finance matters. His long career in the financial services industry, along with his MBA in Finance from Fairleigh Dickinson University, also provides Mr. Reilly with financial management expertise which he brings to our Board.

Elizabeth O. Temple AGE 54 DIRECTOR SINCE September 2017 COMMITTEES Chair of Governance Committee and serves on Nominating and Risk Committees
Experience

Elizabeth O. Temple has served as a director of the Company since September 2017. Ms. Temple has served as the Chair and Chief Executive Officer of Womble Bond Dickinson (US) LLP since January 1, 2016 and as
Co-Chair
and Chief Executive Officer of Womble Bond Dickinson, a Global Top 100 law firm since November 1, 2017. She has been a practicing corporate and securities attorney at the firm since 1989. Prior to serving as Chair and Chief Executive Officer, Ms. Temple served in a number of leadership roles at the firm over the past decade and has been a partner at the firm since 1997.

Qualifications

Ms. Temple has extensive leadership experience serving as the Chief Executive Officer of a Global Top 100 law firm. Over Ms. Temple’s legal career, she has counseled public and private companies on their highest strategic priorities, giving her an understanding of the challenges and issues in the Company’s industry and the industries of many of its vendors and customers. Her background as a legal advisor to public companies and boards provides the Board with additional expertise in the areas of risk management, corporate governance, acquisitions and securities regulation.

Charles R. Whitchurch AGE 73 DIRECTOR SINCE February 2009 COMMITTEES Chair of Audit Committee and serves on all committees
Experience

Charles R. Whitchurch has served as a director of the Company since February 2009. Mr. Whitchurch served as the Chief Financial Officer of Zebra Technologies Corporation from September 1991 to June 2008. Mr. Whitchurch has extensive board experience having previously served on the boards of directors of SPSS, Inc., a publicly-held provider of predictive analytic software, from October 2003 to October 2009; Landmark Aviation, a privately held operator of fixed-base aviation operations throughout the United States and Europe, from October 2008 to October 2012; Tricor Braun Holdings, a privately-held distributor of rigid packaging materials from July 2010 to November 2016; and Ashworth College, a privately-held provider of nationally accredited online education from June 2010 to December 2018. On all boards, he served as Chairman of the Audit Committee.

Qualifications

Mr. Whitchurch’s executive career brings
in-depth
knowledge of business operations and strategy and broad experience related to financial and corporate governance matters through his tenure serving on the boards of directors of public companies, including serving as the chairman of audit committees. With over three decades of service as a Chief Financial Officer, more than half of which was with a public company, Mr. Whitchurch has a deep understanding of the complex accounting issues often faced by public companies.

Executive Officers of the Registrant

Name	Experience and Qualifications	Age
Michael L. Baur	Michael L. Baur is our Chairman, Chief Executive Officer and President. Mr. Baur has served as our President or CEO since our inception, as a director since December 1995, and as Chairman of the Board since February 2019.	62

Gerald Lyons	Gerald Lyons has served as our Senior Executive Vice President and Chief Financial Officer since August 2017, after serving in an interim role beginning in November 2016. Mr. Lyons has served in various finance and accounting roles since joining the Company in April 2007.	56

Matthew Dean	Matthew Dean joined the Company in January 2018 and serves as our Senior Executive Vice President and General Counsel. Prior to that, Mr. Dean served as Vice President and General Counsel for Vertiv, Inc., a provider of equipment and services for data centers, from 2011 through 2017.	50

Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and persons who own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Our directors, executive officers and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2019, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons, except that a late Form 3 was filed by Mr. Dean (with respect to one market transaction).
Code of Conduct
Our Code of Conduct applies to all of our executive officers, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), directors and employees. We have posted the Code of Conduct on the “Investors” page of our website,
www.scansource.com
, under the “Governance” tab. We will provide a copy of the Code of Conduct upon request to any person without charge. Such requests may be transmitted by regular mail in the care of the Corporate Secretary.
We will post on our website,
www.scansource.com
, under the “Governance” tab, or will disclose on a Form
8-K
filed with the SEC, any amendments to, or waivers from, a provision of the Code of Conduct that apply to our CEO and our CFO, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to an appropriate person or persons identified in the Code of Conduct, or (v) accountability for adherence to the Code of Conduct. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form
8-K
filed with the SEC. No waivers were sought or granted in fiscal 2019.
Audit Committee and Audit Committee Financial Expert
The Board has a standing Audit Committee. The Audit Committee is currently composed of Chair Whitchurch and Messrs. Browning, Grainger, and Reilly. The functions of the Audit Committee include selecting the independent auditor, reviewing the scope of the annual audit undertaken by our independent auditor and the progress and results of its work, reviewing our financial statements and our internal accounting and auditing procedures and overseeing our internal audit function. The Audit Committee met five times during the 2019 fiscal year. Each member of the Audit Committee meets the definition of independence for audit committee members as set forth in the NASDAQ listing standards and Exchange Act. The Board has determined that all members of the Audit Committee meet the requirements of an “audit committee financial expert” as defined in SEC rules and regulations.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors
There were no material changes to the procedures described in our Proxy Statement relating to the 2018 annual meetings of shareholders by which shareholders may recommend nominees to our Board of Directors.
Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this Compensation Discussion and Analysis is to provide information about our compensation objectives and practices for our Named Executive Officers for fiscal 2019. The Compensation Committee monitors the results of the
“Say-on-Pay”
vote and considers those results along with the objectives listed below in determining compensation policies. A substantial majority (95%) of our shareholders voting at the meeting approved the compensation paid in fiscal 2018 as described in our 2018 proxy statement. The Compensation Committee interpreted this vote result as a strong indication of support for our current compensation program. In light of this support, and its own independent review of our executive compensation program, the Compensation Committee designed fiscal 2019 compensation using the same general objectives disclosed in our 2018 proxy statement.
Executive Summary
Objectives of the Compensation Program
Our executive compensation program is designed to attract, retain and motivate executives through achieving the following three objectives:

Objective	Description
Pay-for-Performance
We emphasize performance-based compensation, which motivates executives and key employees to achieve strong financial, operational and individual performance in a manner that balances short-term and long-term results.

Align Interests of Executives with Shareholders
We encourage a long-term commitment to ScanSource and align the interests of executives with shareholders by providing a significant portion of total compensation tied to performance, including both variable performance-based bonus structures and stock-based incentives, and encourage retention of equity awards by our Chief Executive Officer through our stock ownership guidelines.

Retain Talented Leadership
We attract and retain talented executives and key employees by providing total compensation that is competitive with that of other executives and key employees of similarly sized companies, whether within or outside of our industry.

Pay-for-Performance
The guiding principle of our compensation philosophy is that pay should be linked to performance and that the interests of executives and shareholders should be aligned. Our compensation program is designed to provide significant performance-based compensation, including equity compensation that is variable and based on our actual results and our executives’ performance, as compared to fixed or guaranteed compensation. As a result, a significant portion of our Named Executive Officers’ compensation is directly contingent on our operating results
(non-GAAP
operating income growth,
non-GAAP
operating income margin and return on working capital (“ROWC”)) and aligned with shareholder interests. For example, for fiscal 2019 approximately 72% of the total compensation (as reported on the Summary Compensation Table) for our CEO was variable performance-based compensation.

Align Interests of Named Executive Officers and Shareholders
In addition to our
pay-for-performance
program, the Compensation Committee has adopted a number of other compensation policies or best practices designed to align the interests of our Named Executive Officers and our shareholders. These include:

ScanSource Does

Require significant stock ownership.
We have adopted minimum ownership guidelines for our CEO. He is required to retain 50% of the net shares resulting from vesting or exercises of equity awards until he owns Company common stock in an amount equal to three times his base salary. As of June 30, 2019, Mr. Baur was in compliance with the Company’s stock ownership guidelines.

Mandate a claw-back policy tied to a compensation program.
We maintain a “claw-back policy,” which would allow us to recover certain incentive compensation based on financial results in the event those results were restated due at least partially to the recipient’s misconduct. In addition, this policy requires the recoupment of any compensation to the extent mandated by applicable laws.

Seek our shareholders’ input on executive compensation. We value our shareholders’ input on our executive compensation, and we seek an annual non-binding vote on our executive compensation policies.

ScanSource Does Not

Permit pledging of our securities by our Named Executive Officers or Board of Directors.
We have a policy that prohibits officers and directors from pledging Company securities in margin accounts or as collateral for a loan. All officers and directors are in compliance with this policy.

Permit hedging of our securities by our Named Executive Officers or Board of Directors without pre-clearance from the Company’s General Counsel.
We have a policy that generally prohibits employees (including the Named Executive Officers and Directors) from trading in options, warrants, puts, calls or similar instruments in connection with our securities, or selling our securities “short.” Since the inception of the policy, no requests for pre-clearance
to allow any such hedging transactions have been made or granted.

Provide automatic cash severance benefits upon a change in control.
Our employment arrangements with our Named Executive Officers provide cash severance only upon a “double trigger,” meaning that change in control severance benefits are payable only if our Named Executive Officers incur a qualifying termination of employment (i.e., a voluntary termination for “good reason” or an involuntary termination without “cause”) and the termination occurs in connection with a change in control of the Company.

Provide golden parachute tax gross ups or excessive perquisites.
We do not provide excise tax
gross-ups
for severance benefits received by our Named Executive Officers under their employment arrangements. We only provide limited perquisites to our Named Executive Officers.

Retain Talented Leadership
We operate in a marketplace characterized by significant competition for talented executives. Our executive compensation program is designed to enable us to attract, motivate, reward and retain the management talent necessary to achieve both long-term and short-term corporate objectives and enhance shareholder value. We also aim to establish executive compensation levels that correlate directly to the Named Executive Officer’s level of responsibility, with the compensation of our Named Executive Officers being tied both to our performance as a whole and to individual performance. To do this effectively, our philosophy is that our compensation program must provide our Named Executive Officers with a total compensation package that is reasonable in relation to our performance, and sufficiently competitive with the packages offered by similarly sized companies within or outside our industry.
Material Elements of Our Compensation Programs
The Compensation Committee strives to provide our Named Executive Officers with a compensation package that balances short-term and long-term compensation. We believe that our current executive compensation program, consisting of a mix of base salary, retirement contributions, annual performance-based cash incentive awards and both performance-based and service-based grants of equity, (i) provides a predictable and transparent structure for executive compensation, (ii) provides a significant percentage of a Named Executive Officer’s compensation through variable performance-based vehicles and (iii) attracts, retains and motivates our Named Executive Officers.

In determining the compensation of our Named Executive Officers, the Compensation Committee uses the following specific compensation elements, which it believes support our compensation objectives.

Compensation Objectives
Compensation Element	Description	Reward Performance	Attract and Retain	Align with Shareholders
Base Salary	Fixed level of compensation

Annual Variable Cash Incentive Awards	Performance-based cash incentives rewards Company and individual performance

Time-Vesting Restricted Stock or Restricted Stock Units	Long-term equity award, with three-year vesting

Performance- and Time-Vesting Restricted Stock or Restricted Stock Units	Rewards Company performance; new awards with three-year vesting, in addition to performance criteria

Stock Options	Rewards Company performance above a threshold

Health, Welfare & Retirement Plans	401(k) Savings Plan Employee Stock Purchase Plan Deferred Compensation Plan Executive Severance Plan

Stock Ownership Guidelines, Anti- Hedging Policy, Anti-Pledging Policy and Claw-Back Policy	Compensation risk mitigators

The Compensation Committee determines the amounts of each element and the aggregate compensation for our Named Executive Officers, without using any specific formula or attempting to satisfy any specific ratio for compensation among our Named Executive Officers; however, the differences in the aggregate compensation between our CEO and the other Named Executive Officers are intended to reflect the individual responsibilities with respect to their respective positions, experience in the applicable role and experience in our industry. In determining compensation for our CEO, the Compensation Committee considers the amount of compensation he receives in cash versus equity.
The Compensation Committee regularly reviews benchmarking and market surveys in order to ensure that our compensation is competitive with that of our peers. The Compensation Committee also considers analysis and benchmarking by third parties, such as ISS and Equilar and the different peer groups each firm uses for comparative purposes in order to gain a better understanding of compensation practices and trends in the market.
The Compensation Committee views the components of compensation as related, but distinct, and therefore regularly reevaluates the appropriate mix of elements, including the appropriate targets for incentive awards. The Compensation Committee also relies on the independent expertise compiled from the general knowledge, experience and good judgment of its members, both with regard to competitive compensation levels and the relative success that our Company has achieved. The Compensation Committee also retains, and relies on information provided by, compensation consultants. Our Compensation Committee engaged a compensation consultant to design and evaluate all of the elements of our executive compensation for our Named Executive Officers’ compensation to help determine appropriate executive compensation levels and design for fiscal 2019. As a result of this review, we kept the design of our executive compensation program largely the same as in fiscal 2018, except to update the mix of equity awards to the Named Executive Officers to exclude stock options. For fiscal 2019, the Compensation Committee determined the equity awards to the Named Executive Officers would be delivered through a mix of restricted stock units and performance-based stock units. This equity mix provides for competitive compensation and aligns with our long-term strategy and long-term shareholder value.

Base Salary
Base salary generally provides a fixed base level of compensation for our executives for the services they render during the year. The purpose of base salary is to compensate our Named Executive Officers in light of their respective roles and responsibilities over time. Base salary is essential to allow us to compete in the employment marketplace for talent and is an important component of total compensation for the Named Executive Officers. It is vital to our goal of recruiting and retaining Named Executive Officers with proven abilities. A Named Executive Officer’s base salary is set in accordance with the terms of his or her employment agreement or letter and is reviewed annually. Increases, if any, to base salary are based generally upon a subjective assessment of overall individual performance, market trends and the Company’s performance. In evaluating the Company’s performance, the primary consideration is our financial performance for the relevant annual period, with a focus on non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC, each of which aligns executive and shareholder interests and which we consider to have a strong correlation with shareholder value creation.
Annual Variable Performance-Based Cash Incentive Awards
Annual variable performance-based cash incentive awards are designed to encourage the achievement of various pre-determined
Company financial and operating performance goals. For fiscal 2019, non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC are the primary measurements of performance for cash incentive awards because of our belief that each such measurement has a strong correlation with shareholder value. Our management emphasizes non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC, all
non-GAAP
measures, in evaluating and monitoring the Company’s financial condition and operating performance. These three metrics assist us in comparing our performance over various reporting periods on a consistent basis because they remove from our operating results the impact of items that do not reflect our core operating performance and are derived from our financial statements as described in
“Non-GAAP
Financial Information” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2019. The Compensation Committee has the discretion to make adjustments to non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC for extraordinary
one-time
events, or other items beyond management’s control, and to award cash incentives based on other criteria. In fiscal 2019, no such adjustments or additional awards were made.
Annual Performance-Based and Service-Based Equity Awards
The Compensation Committee annually grants equity to our Named Executive Officers, since it believes this element of our compensation program provides our Named Executive Officers with the opportunity to develop a significant ownership stake in the Company and directly aligns their interests with the long-term interests of our shareholders. In addition, equity awards serve as a retention vehicle for the Named Executive Officers because, if the applicable performance criteria is met, they typically vest over three years and generally are forfeited if not vested upon termination of employment.
In approving long-term equity incentives, the Compensation Committee focuses on the Company’s overall performance, the value of the proposed award, the amount and value of awards granted in prior years, and the overall compensation package of the Named Executive Officer with the ultimate goal of aligning the interests of the executives with our shareholders’ interests and motivating and retaining critical leadership through the use of equity. The Compensation Committee also believes that linking the personal financial interests of our Named Executive Officers to the Company’s long-term performance discourages excessive risk taking and supports sustainable shareholder value creation.

The Company has historically granted annual equity awards at the December meeting of the Compensation Committee. Annual equity awards were approved at an in-person
meeting of the Compensation Committee on the day of the Annual Meeting of Shareholders provided that the Company is in an open trading window, and otherwise at the next Compensation Committee meeting. However, in August 2018, the Board determined to provide greater flexibility for the timing of the annual approval and award of equity grants to our Named Executive Officers to be at a time closer to the annual performance evaluations of those officers. Therefore, in fiscal 2019, annual equity awards were made in November 2018, following the annual evaluation of the Named Executive Officers in October 2018. The new policy provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. Equity awards may also be made by the Compensation Committee from time to time to incentivize and reward certain performance and to provide additional retention value. See the “
Long-Term Equity Incentives
” section of this Compensation Discussion and Analysis for more information.
The Compensation Committee’s policy is to set the exercise price of stock option awards by using the closing price of our stock on the date of the grant. The Compensation Committee determines the number of shares of a value-based restricted stock unit award by using the closing price of the common stock on the grant date.
Process for Determining Named Executive Officer Compensation
Role of the Compensation Committee
The Compensation Committee is responsible for reviewing, approving, and monitoring compensation policies and programs that are consistent with the Company’s business strategy and aligned with shareholders’ interests. Specifically, the Compensation Committee is responsible for:
•	reviewing and approving the corporate goals and objectives relevant to the compensation of the CEO and other Named Executive Officers;

•	negotiating the employment agreement of the CEO;

•	reviewing and approving any employment letters or contracts and severance plans of all other Named Executive Officers;

•	reviewing and approving annual incentive awards to Named Executive Officers; and

•	reviewing and approving equity-based compensation plans and grants of equity awards under such plans and the Board-approved policies or guidelines applicable to them.

The Compensation Committee meets several times each year to review and approve executive compensation programs and, if necessary, recommend approval to the Board of Directors.
Role of Management
The Compensation Committee regularly meets with the CEO to receive reports and recommendations regarding the compensation of our Named Executive Officers other than the CEO. In particular, the CEO recommends to the Compensation Committee annual base salaries, annual incentive awards and long-term or performance equity grants for the Named Executive Officers other than himself. The Compensation Committee then evaluates each Named Executive Officer, sets performance criteria for annual cash incentive awards, and makes long-term equity grants, if any. At the beginning of each fiscal year, Management Incentive Plan (“MIP”) targets for certain financial measures are established with consideration for adjustments for one-time
expenses or longer term investments that are planned. As part of its evaluation process, the Compensation Committee considers the Company’s performance and consistency, the Named Executive Officer’s individual performance over the prior year, changes in responsibilities and future potential as well as data available from compensation surveys and compensation consultants. Although the Compensation Committee considers the CEO’s recommendations, the final decisions regarding base salary, annual incentive awards and equity awards of the Named Executive Officers are made by the Compensation Committee.
Role of Compensation Consultant
At the end of fiscal 2017, the Compensation Committee worked with Willis Towers Watson to provide updated market compensation references and information for the Named Executive Officers in connection with the expiration of our Named Executive Officers’ three-year employment agreements. Willis Towers Watson has continued to provide the Compensation Committee with general market surveys and other information related to the general market for executive compensation. In addition, Willis Towers Watson provides information derived from proxy statements from peer companies that includes publicly traded technology distributors and other technology industry companies with similar revenues. The peer companies currently include the following:

Anixter International Inc.	Belden Inc.	Benchmark Electronics, Inc.
CDW Corporation	Diebold, Inc.	ePlus inc.
Insight Enterprises, Inc.	PC Connection, Inc.	PCM, Inc.
Plexus Corp.	Sanmina Corporation	SYNNEX Corporation
Systemax Inc.	TTM Technologies, Inc.	WESCO International, Inc.
Zebra Technologies Corporation

The Compensation Committee reviewed compensation information from this peer group by comparable executive position and level to better understand the market for other participants in the market for all aspects of compensation. In a review of the applicable data, the Compensation Committee sought to ensure that the overall compensation to our Named Executive Officers was competitive and within norms for the industry and other companies of similar characteristics based on the executive’s position, level and job performance.
The Compensation Committee took this evaluation into account in determining all elements of Named Executive Officer compensation for fiscal 2019.
The Compensation Committee also consulted with Willis Towers Watson during fiscal 2019 when making certain executive compensation decisions, including in connection with, the fiscal year 2019 MIP design, the changes to director compensation and the change to the equity mix for executive officers.
In addition to the executive compensation services, Willis Towers Watson provided health and welfare benefits brokerage services and benefits administration services and other consulting services relating to non-executive
compensation in fiscal 2019. The brokerage services were provided under long-standing arrangements of which the Compensation Committee was aware prior to commissioning the fiscal 2019 executive compensation services.
The Compensation Committee reviewed all factors relevant to the independence of Willis Towers Watson, including:
•	The provision of services to the Company by Willis Towers Watson other than those requested by the Compensation Committee;

•	The amount of fees received by Willis Towers Watson as a percentage of Willis Towers Watson’s total revenue;

•	The policies and procedures adopted by Willis Towers Watson that are designed to prevent conflicts of interest;

•	Any business or personal relationship between a consultant and a member of the Compensation Committee;

•	Any stock of the Company owned by a consultant; and

•	Any business or personal relationship between a consultant and an executive officer of the Company.

As a result of such evaluation, and a certification from Willis Towers Watson regarding its consultant’s independence, the Compensation Committee determined that Willis Towers Watson is independent.
Named Executive Officer Compensation in Fiscal 2019
Summary
Our executive compensation program emphasizes performance-based pay. The elements of compensation and the general mix of compensation among the various elements remained largely unchanged in fiscal 2019, except as previously discussed. The Company’s financial performance during fiscal 2019 is reflected in the compensation of each of our Named Executive Officers for fiscal 2019, particularly with respect to payouts pursuant to our annual cash incentive program. Our cash incentive opportunity is designed such that if our financial results, as measured by non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC, reflect an increase in the financial performance of the Company, then our executives should realize a greater impact on their cash incentive opportunity. In addition, individual performance is also taken into account by the Compensation Committee, and the award may be modified by up to 20% depending on if the executive did not meet or exceeded performance expectations. Awards are also capped at 200% of the executive’s target bonus regardless of our financial performance.

For fiscal 2019, the cash incentives paid to our CEO declined by 75% from fiscal 2018 and 48% from fiscal 2017 based on (i) our financial performance, (ii) the Compensation Committee’s pre-established
MIP operating targets for the cash incentive opportunity, and (iii) his performance. The target value of the equity awarded to our CEO stayed flat from fiscal 2018 to fiscal 2019. We believe this result is appropriately aligned with the Company’s fiscal 2019 financial performance.
In addition, the total compensation of our CEO generally has increased or decreased during the past five fiscal years as our non-GAAP
operating results have increased or decreased. We believe this correlation between the Company’s performance and pay appropriately motivates and rewards our CEO and is beneficial to our shareholders.
In addition, we believe that it is important to link each of our Named Executive Officers’ compensation and personal financial interests with long-term shareholder value creation. Accordingly, 62% of our CEO’s total compensation, 39% of Mr. Lyons’ total compensation and 32% of Mr. Dean’s total compensation for fiscal 2019 was in the form of long-term equity incentives. For fiscal 2019, variable performance-based compensation in the form of cash and long-term equity incentives constituted 72% of our CEO’s total compensation, 48% of Mr. Lyons’ total compensation and 40% of Mr. Dean’s total compensation (each as reported in the Summary Compensation Table).
Greater detail regarding the compensation of our Named Executive Officers can be found within the 2019 Summary Compensation Table.
Employment Agreements, Employment Letters and Severance Plan
We have determined that our Company’s and our shareholders’ interests are best served by entering into (i) an employment agreement with our CEO that has an initial term of three-years and (ii) employment letters with an accompanying severance plan with our other Named Executive Officers. Such agreements, letters and plans are the result of arms’ length negotiations between the Compensation Committee, the Company, the CEO and other Named Executive Officers, and all are approved by the Compensation Committee. We believe that these employment arrangements benefit us and our shareholders by permitting us to attract and retain Named Executive Officers with demonstrated leadership abilities and to secure their services over an extended period of time. In addition, the employment arrangements align executive interests with the long-term interests of the Company and serve our recruitment and retention goals by providing executive officers with security based on the knowledge of how they will be compensated over the course of their employment, while at the same time providing the Company with significant protections regarding non-competition,
non-solicitation
of business and employees, and confidential business information.
At the end of fiscal 2017, the Compensation Committee approved a new three-year employment agreement effective July 1, 2017 for Mr. Baur. In connection with his appointment as Chief Financial Officer in August 2017, we entered into a new employment letter with Mr. Lyons which replaced his previously amended employment agreement. Finally, in connection with his appointment as Vice President and General Counsel in January 2018, we entered into an employment letter with Mr. Dean. See the “
Employment Arrangements and Potential Payments upon Certain Events
” section for more information on Mr. Baur, Mr. Lyons’, and Mr. Dean’s employment arrangements that were in effect during fiscal 2019.

Base Salary
The initial base salary for each Named Executive Officer is established in the Named Executive Officer’s employment agreement or employment letter. Base salary initially was determined for each Named Executive Officer based on the abilities, qualifications, accomplishments and prior work experience of the Named Executive Officer, as well as the market compensation comparable for the position.
All Named Executive Officer employment arrangements require an annual review of base salary by the Compensation Committee, and annual upward adjustments may be made by the Compensation Committee on a discretionary basis. In deciding whether to increase a Named Executive Officer’s compensation, the Compensation Committee considers company performance, the consistency of the Named Executive Officer’s individual performance over the prior year, changes in the Named Executive Officer’s responsibilities and the Named Executive Officer’s future potential. The Compensation Committee also considers data available from benchmarking studies obtained from a range of industry and general market sources, as well as information that may be provided by its compensation consultants, including comparisons of peer companies comprised of other participants in the industry and other similar companies based on size and other objective factors.
The Compensation Committee met in October of 2018 to determine Mr. Baur’s and Mr. Lyons’ base salaries for fiscal 2019. The Compensation Committee approved a 5% increase for Mr. Lyons in recognition of his service and performance. The Compensation Committee did not award any base salary increase to Mr. Baur. Mr. Dean’s base salary was $340,000 at the time he was named an executive officer in November 2018. In November of 2018, the Compensation Committee determined to increase Mr. Dean’s base salary to $425,000 as a result of him taking on additional responsibilities, including corporate strategy and development.
Base salaries for Mr. Baur, Mr. Lyons and Mr. Dean for fiscal 2019 as of July 1, 2018, were as follows:

Named Executive Officer	Base Salary
Mr. Baur	$875,000
Mr. Lyons	$367,500
Mr. Dean	$340,000	(1)

(1) Mr. Dean’s base salary was increased to $425,000 on November 1, 2018.

Annual Performance-Based Cash Incentives
The principal objective of our performance-based cash incentives is to motivate and reward our Named Executive Officers for performance in achieving our business objectives based upon annual attainment of non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC targets. The Compensation Committee created a cash incentive design for the Named Executive Officers in fiscal 2013, which we refer to as the MIP. Annual performance-based cash incentives were set based on an analysis of market data and assessing the experience of the respective individual and his or her respective role. The design provides that each Named Executive Officer’s cash incentive opportunity will be expressed as a percentage of his or her base salary and earned based on non-GAAP
operating results as compared to
pre-established
threshold and stretch goals. Each Named Executive Officer has a variable factor by role or position applied as a percentage against his or her respective base salary. For fiscal year 2019, the Compensation Committee set MIP targets for non-GAAP
operating income growth (“MIP OI Growth”),
non-GAAP
operating income margin (“MIP OI Margin”) and ROWC (“MIP ROWC”), to provide for appropriate annual incentives to management. The Compensation Committee establishes MIP targets at the beginning of the fiscal year with certain adjustments to align management’s performance on focused strategic objectives. Individual performance results are also factored into the cash incentive opportunity. For example, if an executive performs below expectations, his or her award may be reduced by up to 20%. If the Company meets the operating targets and the executive exceeds expectations, he or she may be entitled to an additional cash bonus up to 20% of the bonus earned. The maximum incentive award for any Named Executive Officer is 200% of his or her target bonus. For fiscal 2019, the Compensation Committee established a MIP OI Growth target of 6%, a MIP OI Margin target of 3.5% and a MIP ROWC target of 21%. The payouts of the awards depend on the Company’s results in comparison to these targets, weighted as follows: MIP OI Growth, 60%; MIP OI Margin, 20%; and MIP ROWC, 20%. If performance of any measure does not meet the applicable threshold for that measure, no award will be earned for that measure. If the performance of a measure reaches the applicable threshold, the award earned for that measure will be 25% of the target. The award earned for results between the Threshold and the maximum of 200% of the target is calculated using straight-line interpolation.

The Compensation Committee also had the discretion to modify or eliminate an individual executive’s cash incentive award based on the executive’s job performance as follows:

Individual Performance	Award Modification
Exceeds expectations	Award increased by up to 20%
Meets expectations	Award unchanged
Below expectations	Award reduced by up to 20%

For fiscal 2019, the Compensation Committee elected not to make any discretionary modifications to the awards payable under the MIP. The MIP OI Growth results were below the applicable threshold and no bonus was earned for that measure. Therefore, as a result of the Company’s MIP OI Margin and MIP ROWC for fiscal 2019 in relation to the targets described above, the cash incentive award earned by the Named Executive Officers under the MIP in fiscal 2019 was 28% of all target bonuses, as compared to 114.1% in fiscal 2018 and 54.9% in fiscal 2017.
The specific calculations, target and cash awards for each Named Executive Officer under the MIP for fiscal 2019 are detailed below.

Michael L. Baur	Calculation
Base Pay	$875,000
Variable Factor	150%
Bonus Target	$1,312,500
Bonus Maximum	$2,625,000
% of Bonus Target	28%
Amount of Cash Incentive	$367,500

Gerald Lyons	Calculation
Base Pay	$367,500
Variable Factor	70%
Bonus Target	$257,250
Bonus Maximum	$514,500
% of Bonus Target	28%
Amount of Cash Incentive	$72,030

Matthew Dean	Calculation
Base Pay	$425,000
Variable Factor	40%
Bonus Target	$170,000
Bonus Maximum	$340,000
% of Bonus Target	28%
Amount of Cash Incentive	$47,600

Long-Term Equity Incentives
General Overview
Equity awards are a significant component of our Named Executive Officer compensation. We grant equity awards, typically in the form of stock options, restricted stock awards and/or restricted stock units and performance-based restricted stock units or awards, to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. However, in fiscal 2019, the Compensation Committee determined to eliminate stock options from the mix of equity awards granted to our Named Executive Officers, as previously discussed. Equity awards are granted under our 2013 Plan, which is designed to align the interests of participants, including our Named Executive Officers, with those of the shareholders by linking a portion of their compensation directly to increases in shareholder value. Equity-based awards also provide the Company with the flexibility to motivate, attract and retain the services of employees upon whose judgment, interest and special effort the successful conduct of our operation is largely dependent.

We maintain a formal Equity Award Grant Policy, whereby equity awards to employees are made by, or with the oversight of, the Compensation Committee or the Board. Under the policy, Compensation Committee must approve equity awards to the Named Executive Officers. Under the policy, our Principal Accounting Officer and the Senior Executive Vice President of Worldwide Human Resources oversee the documentation of, and accounting for, equity award grants.
The Compensation Committee historically has granted annual service-based equity awards to employees based on merit, which vest over a three-year period in the majority of instances, provided that the grantee remains employed with the Company through each vesting date. The grant date for annual equity awards has historically been the date following the annual shareholders meeting, provided that such grants must be made during an open “window” for stock transactions (under our insider trading compliance program). In the event that the scheduled annual grant date following the annual shareholders meeting does not occur during an open window with respect to the participant, the annual grant for such participant will occur at the next Compensation Committee meeting that occurs during an open window. However, in August 2018, the Board revised the policy to allow for flexibility in the timing of this annual grant so that the grants to Named Executive Officers will coincide with the Board’s evaluation of the performance of such officer. The new policy provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window.
In addition to the annual service-based equity awards discussed above, the Compensation Committee, from time to time, also grants to certain employees, including our Named Executive Officers, additional performance-based restricted stock awards and/or restricted stock units that contain both performance and service vesting conditions over a multi-year period. These combined performance- and service-based awards are discussed in greater detail below.
The Compensation Committee also may make special grants of equity awards during the year in the case of the hiring or promotion of certain eligible persons, or in other situations not involving annual grants. The grant date for non-annual
grants approved by the Compensation Committee on or before the 15th day of the second month of the quarter will be the first day of the third month of such quarter. For non-annual
grants approved after the 15th day of the second month of the quarter, the grant date shall be the first day of the third month of the following quarter. In any event, all equity awards must be made during an open trading window.
The number of shares subject to service-based stock options, restricted stock awards or restricted stock units granted by the Compensation Committee to Named Executive Officers in a given year is based on, among other things, overall Company performance, the number of shares available for awards under the 2013 Plan or successor plan, the value of the proposed award, the amount of options and/or shares of restricted stock or restricted stock units awarded in prior years, total compensation and consideration of the competitive market practice for the respective position level and experience, with the ultimate objective of motivating, rewarding and retaining Named Executive Officers while maintaining efficient use of equity and preserving shareholder value.
The exercise price of all stock options granted by the Compensation Committee, including grants by our CEO pursuant to delegated authority, cannot be less than 100% of the fair market value (as determined under the applicable stock plan) of the common stock on the date of the grant. Stock options generally are subject to a three-year vesting schedule and a ten-year
term. Restricted stock awards and restricted stock units that are not performance-based generally are subject to a three-year vesting schedule. In addition, vesting of such awards accelerates on a change in control followed by termination in certain instances or upon death, disability or termination due to retirement. In certain circumstances, the option term may be reduced due to termination of employment, death or disability of a participant.
The Compensation Committee will continue to consider the use of stock options, restricted stock awards and restricted stock units for future grants to our Named Executive Officers.

Equity Awards
The annual grant of long-term equity incentives were awarded to our Named Executive Officers in December 2018, as provided below. Each of the following equity awards generally vests and, if applicable, becomes exercisable in one-third
increments on the anniversary of the grant date over three years, subject to the continued employment of the Named Executive Officer on the applicable vesting date. The performance-based restricted stock units have a performance cycle of two years ending on December 31, 2020. Vesting of the performance-based awards is subject to attainment of certain performance goals over the next two years in order for the awards to be earned in full, and other terms and conditions established by the Compensation Committee (including discretion of the Compensation Committee as to the extent, if any, to which the award is earned). In addition to the requirement that the performance goals be met, the grantee must have been employed by the Company from the grant date until December 31, 2021 in order to receive the shares underlying the awards.

Named Executive Officer	Form of Equity Incentive Award	Amount of Shares Subject to Award
Mr. Baur	Time-Based Restricted Stock Units Performance-Based Restricted Stock Units	28,590 28,590
Mr. Lyons	Time-Based Restricted Stock Units Performance-based Restricted Stock Units	3,812 3,812
Mr. Dean	Time-Based Restricted Stock Units Performance-Based Restricted Stock Units	2,859 2,859

In addition to the grants described above, Mr. Dean was awarded 10,000 stock options prior to his appointment as an executive officer, as part of a new hire grant referenced in his employment letter.
Perquisites
The Company only provides limited perquisites to our Named Executive Officers, including the availability of a voluntary comprehensive physical examination once every fiscal year. The physical examination helps ensure our Named Executive Officers’ continued health and ability to render services to the Company through an annual physical program. The physicals are provided to encourage senior leaders of the Company to set the example for living positively and active healthy living. The Company does not provide any other material perquisites to its Named Executive Officers.
Health and Insurance Plans
Our Named Executive Officers are entitled to participate in our health, vision, dental, paid time off, life, disability and employee stock purchase plans to the same degree that our other employees are entitled to participate. In addition, our Named Executive Officers participate in a supplemental long-term disability plan and each receives term life insurance in the amount of $1,000,000 (subject to underwriting) and $500,000 (subject to limited underwriting).

Deferred Compensation Plan
We maintain a deferred compensation plan pursuant to which Named Executive Officers may defer a portion of their annual compensation. These deferrals are matched to the extent specified in each Named Executive Officer’s employment agreement or letter, and such contributions vest over a five-year period. Participants invest their deferrals and Company matching contributions among various funds designated by the plan administrator (and currently may not be invested in our common stock). Participants become fully vested in any employer contributions as long as they are continuously employed until their death, total disability, the date in which the sum of age and years of service equals or exceeds 65 or the occurrence of a change in control. We maintain the deferred compensation plan to provide a competitive benefit and to facilitate adequate savings for retirement on a tax efficient basis for our Named Executive Officers.
Retirement Benefits
The Named Executive Officers are eligible to participate in our 401(k) Plan, which is a Company-wide, tax-qualified
retirement plan. The intent of this plan is to provide all employees with a tax-advantaged
savings opportunity for retirement. We sponsor this plan to help employees at all levels save and accumulate assets for use during their retirement. Eligible pay under this plan is capped at Internal Revenue Code annual limits. The Company provides a match up to a total of $800 per year per employee plus an annual discretionary profit-sharing contribution. These Company contributions vest over a five-year period. For fiscal 2019, our Named Executive Officers did not receive a discretionary profit-sharing contribution.
Employee Stock Purchase Plan
Eligible employees may participate in our Employee Stock Purchase Plan (“ESPP”), which is a Company-wide employee stock purchase plan. The intent of the ESPP is to assist our employees in acquiring a stock ownership interest in the Company.
Employment Agreements and Employment Letters
On June 15, 2017, we entered into a new three-year employment agreement, effective July 1, 2017, with Mr. Baur. Mr. Baur’s new employment agreement provides for:
•	a base salary of $875,000 per year;

•	an annual target variable compensation opportunity of 150% of his base salary (with a maximum opportunity of 200% of target) based upon performance and the attainment of performance goals set by the Committee;

•	consideration for inclusion in our annual equity grant program at a grant level opportunity of $2,250,000;

•	the opportunity to participate in our Nonqualified Deferred Compensation Plan by deferring up to 50% of base salary and/or up to 100% of annual variable compensation, with a match of 50% of deferred amounts to be made by the Company, up to a maximum of $200,000 per year; and

•	automatic one-year renewals unless 180 days’ prior notice of non-renewal is given to the other party following the initial term.

In addition, we will make additional payments to Mr. Baur’s deferred compensation account to cover the cost of future premiums for “access only” continuation coverage under our medical and dental plan following termination of employment until Mr. Baur attains age 65, and to cover the cost of coverage for years after age 65 assuming Mr. Baur is enrolled in Medicare Parts A, B and D, obtains a Medicare supplemental policy until age 80 and pays the full cost for such coverage.
Under Mr. Baur’s employment agreement, variable cash incentive opportunities will continue to be based upon the performance and attainment of performance goals to be established annually by the Compensation Committee, subject to maximum amounts that may be earned. Mr. Baur’s annual equity award opportunity is subject to the Compensation Committee’s discretion and the terms of the 2013 Plan and related equity award agreements.
Mr. Baur’s employment agreement also provides for severance payments to Mr. Baur upon certain events, as further described in the “
Severance Plan
” section below.

On August 23, 2017, we entered into a new employment letter with Mr. Lyons in connection with his appointment as our Chief Financial Officer, effective that date. This employment letter replaces and terminates Mr. Lyons’ previous employment agreement with the Company, as amended. Under the employment letter, Mr. Lyons is eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including change-in-control
payments as a participant in the Severance Plan described below, and is eligible for participation in the Company’s other long-term incentive award programs and our Nonqualified Deferred Compensation Plan.
Finally, on January 11, 2018, we entered into a new employment letter with Mr. Dean in connection with his appointment as our Vice President and General Counsel, effective January 12, 2018. Under the new employment letter, Mr. Dean will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including change-in-control
payments as a participant in the Severance Plan described below, and is eligible for participation in the Company’s other long-term incentive programs and our Nonqualified Deferred Compensation Plan.
Severance Plan
On June 15, 2017, we approved the ScanSource, Inc. Executive Severance Plan (the “Severance Plan”), which became effective July 1, 2017. The Severance Plan was established to provide severance and other benefits to certain executives selected by the Compensation Committee to participate in the Severance Plan.
Mr. Baur’s employment agreement and the Severance Plan also provide that if the employment of Mr. Baur or any executive selected by the Committee to participate in the Severance Plan, respectively, is terminated by the Company without cause, or if the Executive resigns for good reason, we will be required to pay or provide the executive’s base salary earned through the date of termination. In addition, we will also be required to pay to the executive in such instances any other amounts or benefits the executive is eligible to receive under any Company plan, program, policy, practice, contract or agreement in accordance with their terms. In such instances, we will also be required to provide severance benefits to the executive, subject to the executive’s execution of a release in a form provided in the employment agreement, the employment letter, and/or the Severance Plan, as applicable, consisting of compensation equal to the average annual base salary and variable compensation earned by the executive, including any amounts earned but deferred, in the last three fiscal years prior to the termination (the “Average Compensation Amount”), multiplied by a severance multiple, less withholdings. In the case of Mr. Baur, the severance multiple is equal to 2.5, in the case of Mr. Lyons and Mr. Dean, the severance multiple is 1.5, and in the case of any other executive participating in the Severance Plan, the severance multiple will be set forth in a participation agreement between the Company and such executive (a “Participation Agreement”), but such multiple may not exceed 2.5. In the event the termination occurs within 12 months after or prior to and in contemplation of certain change in control events, Mr. Baur will receive three times his Average Compensation Amount, Mr. Lyons and Mr. Dean will receive two times their respective Average Compensation Amount and, in the case of any other executive participating in the Severance Plan, such executive will receive his Average Compensation Amount multiplied by his change in control multiple, as set forth in a Participation Agreement, but such multiple may not exceed 2.5. In addition, in the event that the executive’s employment is terminated by us without cause, or if the executive resigns for good reason, the executive will be entitled to receive a bonus equal to the pro-rata
portion of the then current fiscal year annual variable compensation that would otherwise be payable to the executive based on actual performance. For a period of up to twenty-four months following the date of such a termination (or in the case of Mr. Baur, until he attains 65 years of age), the executives shall be entitled to participate in our medical and dental plans, with the executive paying the full premium charged for such coverage subject to the terms of the employment agreement, the employment letter, and/or the Severance Plan, as applicable.
If the executive’s employment is terminated for cause or if the executive voluntarily terminates his employment during the term of the agreement, other than for good reason, we will only be obligated to provide any accrued amounts payable on the executive’s annual base salary or any other amounts not previously paid, but earned, by the executive as of the date of termination, and benefits under other plans in accordance with their terms. If the executive dies, becomes disabled, or retires during the term of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, we will only be obligated to provide any accrued amounts payable on the executive’s annual base salary or any other amounts not previously paid, but earned, by the executive as of the date of termination, a bonus equal to the pro-rata
portion of the then current fiscal year annual variable
compensation that would otherwise be payable to the executive based on actual performance, and benefits under other plans in accordance with their terms.

If we do not renew the employment agreement, or enter into a new employment agreement with the same or similar terms after the end of the employment period, and Mr. Baur remains an employee of the Company in any capacity, Mr. Baur’s employment will be on an at-will
basis, and Mr. Baur generally will be eligible to receive the same severance benefits set forth in the employment agreement.
In addition, each of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, requires the executive not to, during the term of his employment and for a period of two years following the termination of such executive’s employment: (a) compete with the Company; (b) solicit certain customers or suppliers and certain prospective customers or suppliers of the Company; or (c) solicit employees to leave the Company. Each of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, also requires the executive not to use or disclose our confidential information or trade secrets during the term of his employment and for a period of five years thereafter or for so long as the trade secrets remain protected. In addition, the Company and each executive agree not to disparage each other during the term of employment or for a period of five years thereafter. If an executive breaches or threatens to breach such restrictions on conduct, we may immediately cease any severance benefits or refuse such payment and shall be entitled to recover from any such executive any amounts previously paid as a severance benefit.
Other Important Compensation Policies Affecting the Named Executive Officers
Claw-Back Policy
If a Named Executive Officer receives an award under the Company equity or cash incentive plans based on financial statements that are subsequently restated in a way that would decrease the amount of the award to which such Named Executive Officer was entitled and the restatement is based in whole or in part on the misconduct of the Named Executive Officer, then the Named Executive Officer will refund to the Company the difference between what they received and what they should have received. In addition, this policy requires the recoupment of any compensation to the extent mandated by all applicable laws, rules, and regulations. The Compensation Committee monitors laws, rules and regulations on claw-back policies and shall amend this policy as required to comply with any future new claw-back rules or regulations.
Stock Ownership Requirements
The Compensation Committee has adopted minimum ownership requirements for Company stock for the CEO, as well as for the other members of the Board of Directors. The ownership target for the CEO has been established as three times his annual base compensation. The other members of our Board of Directors have an ownership target of five times their $85,000 annual board cash retainer in Company securities. As of June 30, 2019, our CEO and all other members of our Board of Directors were in compliance with our stock ownership guidelines. Our CEO is expected to utilize grants under equity compensation plans to maintain the levels of ownership required by the policy. The policy also incorporates an equity retention requirement by requiring him to retain 50% of the net shares resulting from the vesting or exercise of certain awards to obtain the required ownership under the policy.
Anti-Hedging and Anti-Pledging Policy
Our Named Executive Officers and Directors are prohibited from holding Company securities in margin accounts or pledging Company securities as collateral for a loan. Our Named Executive Officers and Directors also generally are prohibited from certain hedging transactions and any hedging transaction would require pre-approval
from our General Counsel.
Post-Termination Restrictions and Compensation
The Compensation Committee believes that our Named Executive Officers should be provided with reasonable severance benefits in the event a Named Executive Officer is terminated under certain circumstances. Severance benefits for Named Executive Officers reflect the fact that the Named Executive Officer may not be able to find reasonably comparable employment within a reasonable period of time following a termination. In addition, the Compensation Committee believes that certain post-termination benefits such as change in control payments will allow the Named Executive Officers to focus their time on potential transactions that may be beneficial to the Company, rather than have concern for their own employment prospects following a change in control. Severance benefits are provided under our employment agreements, employment letters and/or the Severance Plan, as applicable.

Non-Compete
and
Non-Solicitation
Agreements
Our Named Executive Officers are obligated pursuant to their employment agreements, employment letters, and/or the Severance Plan, as applicable, not to compete with the Company for a period of twenty-four months following their termination of employment with the Company. These agreements also restrict the Named Executive Officers’ disclosure and use of confidential information to which they were exposed during their employment. In addition, the agreements provide for restrictions on the solicitation of vendors, customers and employees of the Company for a period of twenty-four months following termination of employment.
Severance and Change in Control Benefits
In the event of a termination of employment by the Company other than for cause, death, disability, retirement, the expiration of the employment agreement, or by a Named Executive Officer for good reason, the Named Executive Officer will be entitled to a severance payment, provided that the Named Executive Officer is in, and remains in, compliance with the non-competition,
confidentiality,
non-solicitation
and related covenants provided in his employment agreement or the Severance Plan. The amount of a severance payment varies based upon the Named Executive Officer’s historic compensation amounts, up to two and a half times the Chief Executive Officer’s and one and one-half
times the other Named Executive Officer’s average annual base salary and variable compensation over the last three fiscal years prior to a termination. These potential payments are discussed in more detail under the caption “
Employment Arrangements and Potential Payments Upon Certain Events
” below.
Our Named Executive Officers’ employment agreements, employment letters, and/or the Severance Plan, as applicable, provide for severance in the event of certain termination in connection with a change of control. Such severance payments will be made only if a “double trigger” is met. That is, both a change in control and a termination of employment are required. This is discussed in more detail under the caption “
Employment Arrangements and Potential Payments Upon Certain Events
” below. The Compensation Committee believes this benefit is required to offer competitive benefits to attract and retain highly qualified executives.
Additional Compensation Matters
Consideration of Results of Shareholder Advisory Votes in Executive Compensation
The Compensation Committee monitors the results of the
“Say-on-Pay”
vote and considers those results along with the objectives listed above in determining compensation policies. A substantial majority (95%) of our shareholders voting at the 2018 Annual Meeting approved the compensation described in our 2018 proxy statement. The Compensation Committee interpreted this vote result as a strong indication of support for our current compensation program.
Risk Assessment of Compensation Policies and Practices
We have assessed our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards. During fiscal 2019, the Compensation Committee reviewed our compensation policies and practices for all employees, including our Named Executive Officers, particularly as they relate to risk management practices and risk-taking incentives. As part of its review, the Compensation Committee discussed with management the ways in which risk is effectively managed or mitigated as it relates to our compensation programs and policies.

Based on this review, the Compensation Committee believes that our compensation programs do not encourage excessive risk but instead encourage behaviors that support sustainable value creation. The following features of our executive incentive compensation program illustrate this point:
•	Our compensation program design provides a balanced mix of cash and equity and annual and long-term incentives that are designed to encourage strategies and actions that are in the Company’s and our shareholders’ long-term best interests. Equity awards such as service and performance-based restricted stock awards and restricted stock units reinforce our long-term performance perspective.

•	Our performance goals and objectives generally reflect a mix of corporate and other performance measures designed to promote progress towards both our annual and longer-term goals.

•	A significant component of each of our Named Executive Officers’ total direct compensation consists of long-term, equity-based incentive awards that are designed to encourage these Named Executive Officers to focus on sustained stock price appreciation.

•	Equity awards typically have vesting schedules of three years and, in some cases, have performance-based vesting components as well; thus, Named Executive Officers typically will always have unvested awards that could decrease significantly in value if our business is not well-managed for the long term.

•	Equity incentive awards are granted periodically, typically annually, during open window periods and under an established equity grant program.

•	The Compensation Committee believes that our overall compensation of our Named Executive Officers is at reasonable and sustainable levels, as determined by a review of historical analysis and a review of our economic positions and prospects, as well as the compensation offered by comparable companies.

•	The Compensation Committee retains discretion to reduce compensation based on corporate and individual performance and other factors.

•	Equity awards are subject to annual limitations on the number of shares that may be awarded during any year. The typical Company compensation structure has a threshold and maximum for cash bonuses.

•	The target levels under our annual cash bonus program are designed to be set at a level where achieving the target incentive compensation levels is not guaranteed and the achievement of such levels is rewarding to both the Named Executive Officer and the shareholders.

•	Named Executive Officer base salaries are consistent with the Named Executive Officers’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.

•	Our internal reporting system ensures a consistent and ongoing assessment of financial results used to determine payouts.

•	Our stock ownership policy sets out a minimum level of Company share ownership for our CEO so that he has personal wealth tied to the long-term success of Company and is therefore aligned with shareholders and imposes an equity retention requirement to facilitate attaining such levels of ownership.

•	We maintain a “claw-back policy,” which requires the reimbursement to the Company of any incentive compensation to executive and certain other officers, the payment of which was predicated upon the achievement of financial results that were subsequently the subject of a restatement caused by the recipient’s fraud or misconduct, or otherwise is required under applicable laws, rules, and regulations.

•	Officers must obtain permission from the Office of the General Counsel before the purchase or sale of any shares, even during an open trading period.

Based on a combination of the above, we believe that (i) our Named Executive Officers and other employees are encouraged to manage the Company in a prudent manner because our compensation programs are aligned with our business strategy and risk profile, and (ii) our incentive programs are not designed to encourage our Named Executive Officers or other employees to take excessive risks or risks that are inconsistent with the Company’s and shareholders’ best interests. In addition, the Company has in place various controls and management processes that help mitigate the potential for incentive compensation plans to have a material adverse effect on the Company.
Impact of Accounting and Tax Treatment of Compensation
Section 162(m) of the Code generally sets a limit of $1 million on the amount of compensation that we may deduct for federal income tax purposes in any given year with respect to the compensation of each of our named executive officers. For years beginning prior to January 1, 2018, the $1 million limitation did not apply to qualified performance-based compensation that satisfied certain requirements, including, among others, approval of the material terms of the plan by the Company’s shareholders. Effective for the years beginning on or after January 1, 2018, there is no exception for qualified performance-based compensation from the Section 162(m) limitation; although a transition rule applies in some circumstances for outstanding awards. We consider the impact of the deduction limit under Section 162(m) when developing and implementing our executive compensation programs. We intend to design our executive compensation arrangements to be consistent with our best interests and the interests of our shareholders. We believe that it is important to preserve flexibility in administering compensation programs to promote various corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Internal Revenue Code. Amounts paid under our compensation programs may not be deductible as the result of Section 162(m).

EXECUTIVE COMPENSATION
Compensation Tables
2019 Summary Compensation Table
The following table summarizes compensation paid to or accrued on behalf of the Named Executive Officers for the year ended June 30, 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Michael L. Baur Chairman, Chief Executive Officer and President	2019	875,000	—		2,190,566	—	367,500	108,130	3,541,196
	2018	875,000	—		1,226,125	563,624	1,497,563	293,856	4,456,168
	2017	850,000	—		778,628	870,961	700,358	883,881	4,083,828
Gerald Lyons Senior Executive Vice President, Chief Financial Officer	2019	367,500	—		292,075	—	72,030	25,148	756,753
	2018	338,462	—		163,479	75,147	279,545	36,609	893,242
	2017	275,000	103,300	(4)	143,072	—	30,212	26,455	578,039
Matthew Dean	2019	395,577	—		219,057	—	47,600	12,389	674,623
Senior Executive Vice President, General Counsel (5)

(1)	Amounts shown are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 11 to our audited financial statements for the fiscal year ended June 30, 2019, included in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2019.

(2)	Reflects the value of cash incentives earned pursuant to our annual incentive plan. For fiscal 2019, payments of the incentive awards were made in cash in August 2019. For fiscal 2018, payments of the incentive awards under that program were made in cash in August 2018. For fiscal 2017, payments of the incentive awards under that program were made in cash in August 2017. See the discussion in “
Compensation Discussion and Analysis
” herein.

(3)	See the All Other Compensation table below for additional information.

(4)	Consists of a $100,000 bonus in recognition of Mr. Lyons’ service as interim Chief Financial Officer and his important contributions to our acquisition activities that resulted in the purchase of POS Portal in August 2017 and $3,300 for a company paid service recognition award.

(5)	Mr. Dean joined the Company as Vice President and General Counsel in January 2018 and was designated an executive officer in November 2018.

2019 All Other Compensation Table
The following supplemental table summarizes all other compensation paid to our Named Executive Officers for the year ended June 30, 2019, which is included in the All Other Compensation column in the 2019 Summary Compensation Table above:

Name	Fiscal Year	Perquisites ($) (1)	Company Contributions to Nonqualified Deferred Compensation Plan ($)		Company Paid Disability Benefit ($) (2)	Company Contributions to Deferred Contribution Plans (401(k)) ($)	Company Paid Travel for Spouses ($)	Other ($) (3)	Total ($)
Michael L. Baur	2019	3,229	25,000	(4)	51,160	800	15,707	12,234	108,130
	2018	12,717	200,000	(4)	51,160	15,052	8,385	6,542	293,856
	2017	3,527	800,000	(4)	51,248	13,571	9,525	6,010	883,881
Gerald Lyons	2019	1,700	11,867		3,785	800	—	6,996	25,148
	2018	2,050	12,491		3,785	15,052	—	3,231	36,609
	2017	—	8,850		973	13,571	—	3,061	26,455
Matthew Dean	2019	—	6,750		2,703	800	576	1,560	12,389

(1)	Represents physical examination costs.

(2)	Includes supplemental long-term disability benefits.

(3)	Represents life insurance benefits.

(4)	The deferred compensation benefit is provided in connection with Mr. Baur’s employment agreement, which is discussed below under “ Employment Arrangements and Potential Payments upon Certain Events .”

2019 Grants of Plan Based Awards Table
The following table summarizes awards granted to each of the Named Executive Officers during the year ended June 30, 2019 under the 2013 Plan:

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Awards ($)
Michael L. Baur	8/14/2018		328,125	1,312,500	2,625,000
	12/3/2018	(2)							28,590	1,125,017	(2)
	1/29/2019	(2)				22,872	28,590	31,449		1,065,549
Gerald Lyons	8/14/2018		64,613	257,250	514,500
	12/3/2018	(2)							3,812	150,002	(2)
	1/29/2019	(2)				3,050	3,812	4,193		142,073	(2)
Matthew Dean	8/14/2018		42,500	170,000	340,000
	12/3/2018	(2)							2,859	112,502	(2)
	1/29/2019	(2)				2,287	2,859	3,145		106,555	(2)

(1)	See “ Compensation Discussion and Analysis — Material Elements of our Compensation Programs — Annual Performance-Based and Service-Based Equity Awards ,” above.

(2)	These equity awards were part of a performance grant granted on December 3, 2018. The performance metrics for this tranche of awards were set on January 29, 2019. These performance- and service-based equity awards were computed in accordance with FASB ASC Topic 718. See “
Compensation Discussion and Analysis — Material Elements of our Compensation Program — Annual Performance-Based and Service-Based Equity Awards
,” above.

2019 Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes outstanding equity awards held by each of the Named Executive Officers as of June 30, 2019:

Name		Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Michael L. Baur
	5/4/2011	133,000	—		36.17	5/4/2021
	8/21/2012	26,586	—		34.35	8/21/2022
	12/6/2013	115,356	—		42.82	12/6/2023
	12/5/2014	164,093	—		41.13	12/5/2024
	12/4/2015	125,000	—		38.19	12/4/2025
	12/2/2016	51,817	25,522		37.00	12/2/2026
							12/2/2016	6,945	226,129	—		—
	12/8/2017	18,046	35,033		34.35	12/8/2027
							12/8/2017	11,678	380,236	—		—
							12/8/2017			17,693	(2)	576,084
							12/3/2018	28,590	930,890	—		—
							12/3/2018			28,590	(3)	930,890
Gerald Lyons
	12/7/2012	5,006	—		29.80	12/7/2022
							12/2/2016	1,130	36,793	—		—
	12/8/2017	2,406	4,671		34.35	12/8/2027
							12/8/2017	1,557	50,696
							12/8/2017			2,359	(2)	76,809
							12/3/2018	3,812	124,119	—		—
							12/3/2018			3,812	(3)	124,119
Matthew Dean
	2/9/2018	3,400	6,600	(4)	32.25	2/9/2028
							12/3/2018	2,859	93,089
							12/3/2018			2,859	(3)	93,089

(1)	Stock options and restricted stock units vest ratably over three years beginning on the grant date, unless otherwise noted.

(2)	These restricted stock units are subject to continued service and performance requirements and will vest, if at all, on December 31, 2020 if certain performance criteria are met.

(3)	These restricted stock units are subject to continued service and performance requirements and will vest, if at all, on December 31, 2021 if certain performance criteria are met.

(4)	400 of these options vest in installments on the anniversary of the grant date, 200 shares vest on 02/09/2020 and 200 shares vest on 02/09/2021.

2019 Option Exercises and Stock Vested Table
The following table summarizes the exercise of options and the vesting of stock awards by each of our Named Executive Officers during the fiscal year ended June 30, 2019:

Name	Option Awards		Restricted Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael L. Baur	40,175	318,196	12,960	477,576
Gerald Lyons	1,000	8,780	2,804	103,327
Matthew Dean	—	—	—	—

2019 Nonqualified Deferred Compensation Table
The following table contains information concerning benefits earned by each of the Named Executive Officers under nonqualified deferred compensation plans during the fiscal year ended June 30, 2019:

Name	Executive Contributions in Last Fiscal Year ($) (1)(2)	Registrant Contributions in Last Fiscal Year ($) (3)	Aggregate Earnings (Loss) in Last Fiscal Year ($) (4)	Aggregate Withdrawals/ Distributions ($) (4)	Aggregate Balance at Last Fiscal Year-End ($)
Michael L. Baur	50,000	25,000	802,184	(820,867)	11,783,612
Gerald Lyons	39,558	11,867	16,756	—	418,834
Matthew Dean	22,500	6,750	493	—	10,243

(1)	Amounts represent voluntary deferrals of salary, bonus or a combination of both salary and bonus under our Nonqualified Deferred Compensation Plan. Contributions of deferred salary are reported as fiscal year 2019 income in the “Salary” column of the 2019 Summary Compensation Table.

(2)	Amounts reflect voluntary deferrals under our Nonqualified Deferred Compensation Plan associated with plan awards for fiscal year 2019 but paid in fiscal year 2020.

(3)	Amounts represents our matching contributions under our Nonqualified Deferred Compensation Plan. These amounts are reported as fiscal year 2019 income in the “All Other Compensation” column of the 2019 Summary Compensation Table.

(4)	Reflects cash flows for the fiscal year ended June 30, 2019.

Our Nonqualified Deferred Compensation Plan permits our Named Executive Officers to elect to defer a portion of their base salary and incentive bonus, and to receive matching contributions from the Company on a portion of the deferred amounts. Mr. Baur may defer up to 50% of his base compensation and 100% of his bonus, and the Company will provide a matching contribution of 50% of the amount deferred up to a calendar year limit of $200,000 in matching contributions. Mr. Lyons may defer up to 50% of his base salary and 100% of his bonus, and the Company will provide a matching contribution of 30% on the first 15% of compensation deferred. Mr. Dean may defer up to 50% of his base salary and 100% of his bonus, and the Company will provide a matching contribution of 30% on the first 15% of compensation deferred.
Deferred amounts are credited to each participant’s account, which is indexed to one or more investment alternatives chosen by each participant from a range of mutual fund offerings and other investments available under the plan. Each participant’s account is adjusted to reflect the investment performance of the selected investments. Benefits under the plan are payable in cash and generally will be paid in either a lump sum or in annual installments over a certain term upon retirement, death or other termination of employment, or upon a change in control of the Company, as elected in advance by the participant. A participant also may elect to receive some or all of the deferred amounts and related earnings pursuant to an in-service
distribution, subject to a minimum five-year deferral.

Employment Arrangements and Potential Payments Upon Certain Events
We have entered into an employment agreement with Mr. Baur that was effective July 1, 2017 and an employment letter with Mr. Lyons and with Mr. Dean effective August 23, 2017 and January 11, 2018, respectively. Mr. Baur, Mr. Lyons and Mr. Dean also participate in the Severance Plan, effective July 1, 2017. Notwithstanding these employment arrangements, each of Mr. Baur, Mr. Lyons and Mr. Dean has the right to voluntarily terminate his employment at any time. The employment arrangements set forth the general terms and conditions of Mr. Baur’s, Mr. Lyons’ and Mr. Dean’s employment and provide for certain severance benefits upon the occurrence of certain events.
The material elements of compensation of each Named Executive Officer as contained in their employment arrangements are included in the “
Compensation Discussion and Analysis
” section herein. The following sets forth in tabular format the incremental compensation that would be payable to such Named Executive Officer in the event of his termination of employment under various scenarios, which we refer to as termination events. In accordance with SEC rules, the following discussion assumes:
•	That the termination event in question occurred on June 30, 2019, the last day of fiscal 2019; and

•	With respect to calculations based on our stock price, the reported closing price of our common stock on June 28, 2019, $32.56, was used.

The tables contained in this section do not include payments made to a Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of our executive officers and that are available generally to all salaried employees, such as our 401(k) plan. The actual amounts that would be paid upon a termination event can only be determined at the time of such executive officer’s termination. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and our stock price at such time.
Mr. Baur
General
Pursuant to the terms of Mr. Baur’s employment agreement he received a base salary of $875,000 in fiscal 2019. Under his agreement, Mr. Baur is eligible to receive annual incentive cash and equity awards under the 2013 Plan as described in the “
Compensation Discussion and Analysis
” section herein. Subject to the provisions of his employment agreement, Mr. Baur is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.
Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Baur is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	4,304,518	5,165,421	—	—	—	—
Pro Rata Variable Compensation (1)	367,500	367,500	367,500	367,500	367,500	367,500
Equity Acceleration (2)	—	2,113,339	2,113,339	2,113,339	2,113,339	—
Performance-Based Equity Acceleration (3)	—	930,890	930,890	930,890	930,890	—
Medical Coverage (4)	523,929	523,929	523,929	523,929	523,929	—
TOTAL (5)	5,195,947	9,101,079	3,935,658	3,935,658	3,935,658	—

(1)	Mr. Baur’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Baur had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Baur’s fiscal 2019 annual variable compensation as of June 30, 2019.

(2)	Reflects (i) the difference between fair market value as of June 30, 2019 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason or, whether or not there is a change in control, upon the executive’s death, retirement or disability.

(3)	Reflects the fair market value as of June 30, 2019, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason or, whether or not there is a change in control, upon the executive’s death, retirement or disability.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.

(5)	These amounts do not include the payout of Mr. Baur’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Mr. Lyons
General
Mr. Lyons serves as our Senior Executive Vice President and Chief Financial Officer. At June 30, 2019, Mr. Lyons received a base salary of $367,500. Mr. Lyons is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Lyons is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.
Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Lyons is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	681,374	908,499	—	—	—	—
Pro Rata Variable Compensation (1)	72,030	72,030	72,030	72,030	72,030	72,030
Equity Acceleration (2)	—	288,416	288,416	288,416	288,416	—
Performance-Based Equity Acceleration (3)	—	124,119	124,119	124,119	124,119	—
Medical Coverage (4)	39,316	39,316	39,316	39,316	39,316	—
TOTAL (5)	792,720	1,432,380	523,881	523,881	523,881	72,030

(1)	Mr. Lyons’ employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Lyons had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Lyons fiscal 2019 annual variable compensation as of June 30, 2019.

(2)	Reflects (i) the difference between fair market value as of June 30, 2019 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason or, whether or not there is a change in control, upon the executive’s death, retirement or disability.

(3)	Reflects the fair market value as of June 30, 2019, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason or, whether or not there is a change in control, upon the executive’s death, retirement or disability.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.

(5)	These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Mr. Dean
General
Mr. Dean serves as our Senior Executive Vice President and General Counsel. At June 30, 2019, Mr. Dean received a base salary of $425,000. Mr. Dean is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Dean is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.
Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Dean is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	522,814	697,085	—	—	—	—
Pro Rata Variable Compensation (1)	47,600	47,600	47,600	47,600	47,600	47,600
Equity Acceleration (2)	—	93,089	93,089	93,089	93,089	—
Performance-Based Equity Acceleration (3)	—	93,089	93,089	93,089	93,089	—
Medical Coverage (4)	26,418	26,418	26,418	26,418	26,418	—
TOTAL (5)	596,832	957,281	260,196	260,196	260,196	47,600

(1)	Mr. Dean’s employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Dean had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Dean fiscal 2019 annual variable compensation as of June 30, 2019.

(2)	Reflects (i) the difference between fair market value as of June 30, 2019 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason or, whether or not there is a change in control, upon the executive’s death, retirement or disability.

(3)	Reflects the fair market value as of June 30, 2019, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason or, whether or not there is a change in control, upon the executive’s death, retirement or disability.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.

(5)	These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Pay Ratio Disclosure
Pursuant to Item 402(u) of Regulation
S-K
promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of the Company’s Chief Executive Officer and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended June 30, 2019:
•	the total compensation for our median employee was $46,599;

•	the annual total compensation of Mr. Baur was $3,541,196; and

•	based on the information above, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees is 76 to 1.

During fiscal year 2018 there were no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. Therefore, to calculate our fiscal 2019 pay ratio, we used the same median employee identified in fiscal 2018.
The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:
Employee population. As of June 30, 2018, the date we selected to identify our median employee, our employee population consisted of approximately 2,611 individuals, with 1,106 employees representing 42% of our total employee population located outside the United States and 1,505 employees representing 58% of our total employee population located in the United States. Our employee population for purposes of determining the pay ratio described above was 2,376, after taking into consideration (i) the de minimis adjustment and (ii) the exclusion of certain recently acquired employees, each as permitted by the SEC rules. We excluded approximately 12 individuals who are located in Chile, 48 individuals who are located in Colombia and 9 individuals who are located in Peru under the de minimis exception. These
non-U.S.
employees accounted for 5% or less of our total employees. We also excluded 173 employees who joined the Company as a result of our acquisition of POS Portal in July 2017.

Identification of Median. To identify the median of the annual total compensation of all of our employees, we reviewed the total cash earnings of all employees for the twelve (12) month period ending on June 30, 2018 (the “reported compensation”). In making this calculation, we annualized the reported compensation of all of our employees who were hired during the period. While we did not make any cost of living adjustments to the reported compensation in identifying the median employee, we did convert the reported compensation of our non-United
States employees to United States dollars using the applicable conversion rate as of June 29, 2018. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the U.S.
COMPENSATION OF DIRECTORS
2019 Director Compensation Table
The following table provides information regarding the compensation paid to each of our non-employee
directors for the fiscal year ended June 30, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Steven R. Fischer (2)	90,416	133,790	224,206
Peter C. Browning (3)	129,167	133,790	262,957
Michael J. Grainger	90,000	133,790	223,790
John P. Reilly	90,000	133,790	223,790
Elizabeth O. Temple	90,000	133,790	223,790
Charles R. Whitchurch	110,000	133,790	243,790

(1)	Amounts shown are the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 11 to our audited financial statements for the fiscal year ended June 30, 2019, included in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2019. Each then-serving
non-employee
director received a restricted stock award on December 3, 2018 for 3,400 shares that vested in June 2019. None of the directors had any stock awards outstanding at June 30, 2019.

(2)	Steven R. Fischer retired from his position as Chairman of the Board and director of the Company effective February 1, 2019.

(3)	Peter C. Browning became Lead Independent Director effective February 1, 2019.

Cash Retainers for Fiscal 2019
Directors who are not our employees are paid an annual retainer of $85,000. An additional annual retainer of $70,000 is paid, as applicable, to a non-executive
Chairman or Lead Independent Director of the Board. An additional annual retainer of $25,000 is paid to the chair of the Audit Committee, and an additional annual retainer of $15,000 is paid to the chair of the Compensation Committee. Additional annual retainers of $5,000 were paid to the chairs of the Nominating, Governance and Risk Committees. Annual service for this purpose relates to the approximate
12-month
periods between annual meetings of our shareholders. All directors are reimbursed for expenses incurred in connection with the performance of their services as directors as well as the cost of any director education. As of January 1, 2019, directors may elect to receive any portion of their cash fees in shares.
Equity Retainers for Fiscal 2019
Our
non-employee
directors receive an annual equity retainer under the ScanSource, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”). In addition, non-employee
directors also may be eligible to receive other awards under our 2013 Plan. As of January 1, 2019, the director can elect to receive the award in restricted stock awards or restricted stock units and can elect to defer their equity award under the deferred compensation plan.

The number of shares subject to a director’s annual equity award was determined by dividing $130,000 by the equity award value per share on the grant date. The equity award value means the closing price of the common stock on the grant date. The date of grant of the annual equity awards is the day following each annual shareholders meeting unless the Board modifies, suspends or delays the grant date because the grant date would not occur during an open “window” for stock transactions under the Company’s insider trading compliance program or if the Board otherwise determines that modification, suspension or delay of the grant date is necessary or appropriate.
A person who first becomes a
non-employee
director on a date other than a regularly scheduled annual meeting of shareholders will receive a restricted stock award for a pro-rated
number of shares of common stock. Restricted stock may not be transferred or sold until it has vested.
Restricted stock granted to directors under the 2013 Plan will vest in full on the day that is six months after the date of grant, or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement or (ii) a change in control of the Company. If a director terminates service for any other reason, he or she will forfeit all of his or her right, title and interest in and to the unvested restricted stock as of the date of termination, unless the Board or the Compensation Committee determines otherwise.
Stock Ownership and Retention Policy
Under the equity ownership policy, directors are expected to hold five times their annual Board cash retainer in Company securities. The policy also incorporates a retention requirement by requiring such persons to retain 50% of the net shares resulting from the vesting of certain awards until the required ownership under the policy is met. As of the end of the 2019 fiscal year, all directors were in compliance with this policy.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form
10-K
for the year ended June 30, 2019 with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2019 and in the Proxy Statement for the 2020 Annual Meeting of Shareholders.
Submitted by the Compensation Committee:
Peter C. Browning, Chair
Michael J. Grainger
John P. Reilly
Charles R. Whitchurch
The Compensation Committee report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the Compensation Committee report by reference therein.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended June 30, 2019, Messrs. Browning, Grainger, Reilly and Whitchurch served on the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2019, or at any time prior thereto. During fiscal 2019, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation
S-K
under the Exchange Act, and no executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

Equity Compensation Plan Information
The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
2013 Long-Term Incentive Plan	924,099	(1)	$25.44	1,740,768
2002 Long-Term Incentive Plan	247,395	(2)	$34.15	—
Equity Compensation Plans Not Approved by Shareholders	—		—	—
TOTAL:	1,171,494		$27.28	1,740,768

(1)	ScanSource, Inc. 2013 Long-Term Incentive Plan (“2013 Plan”). At June 30, 2019, approximately 1,740,768 shares remain available for issuance under the 2013 Plan, which allows for grants of incentive stock options, non-qualified
stock options, stock appreciation rights, performance awards, restricted stock awards, restricted stock units, deferred stock units, dividend equivalent awards and other stock-based awards. Includes restricted stock outstanding, including restricted stock awards, restricted stock units, performance restricted stock awards and performance restricted stock units. Amount includes 320,799 restricted shares outstanding in the form of restricted stock units and performance units.

(2)	ScanSource, Inc. 2002 Long-Term Incentive Plan, as amended. At June 30, 2019, there were no restricted stock units or performance units outstanding under the ScanSource, Inc. 2002 Long-Term Incentive Plan.

(3)	The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of restricted stock, which have no exercise price.

Stock Ownership Information
Principal Shareholders and Beneficial Ownership
The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2019 by the following: (i) each of our Named Executive Officers; (ii) each of our directors and director nominees; (iii) all of our directors and executive officers as a group; and (iv) each person known to own beneficially more than 5% of our common stock. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The address for each of our directors and executive officers is 6 Logue Court, Greenville, South Carolina 29615.

Name	Number of Shares Beneficially Owned	Percentage (1)
BlackRock, Inc. (2)	4,513,605	17.88%
The Vanguard Group, Inc. (3)	2,656,205	10.52%
Dimensional Fund Advisors LP (4)	2,155,218	8.54%
FMR LLC (5)	1,940,617	7.69%
Michael L. Baur (6)	728,789	2.82%

Peter C. Browning	15,600	*
Matthew Dean (7)	131	*
Michael J. Grainger	18,100	*
Gerald Lyons (8)	14,781	*
John P. Reilly	18,624	*
Elizabeth O. Temple	6,300	*
Charles R. Whitchurch	17,300	*
All directors and executive officers as a group (8 persons) (9)	819,625	3.17%

*	Amount represents less than 1.0%.

(1)	Applicable percentage of ownership is based upon 25,241,115 shares of our common stock outstanding on September 30, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the shares and percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)	The information reported is based on a Schedule 13G/A filed with the SEC on January 31, 2019 reporting sole power of BlackRock, Inc. to vote or direct the vote of 4,302,074 shares and sole power to dispose or direct the disposition of 4,513,605 shares. The business address of BlackRock, Inc. is 55 East 52nd St., New York, NY 10055.

(3)	The information is reported based on a Schedule 13G/A filed with the SEC on February 13, 2019 reporting sole power of The Vanguard Group, Inc. (“Vanguard”) to vote or direct the vote of 25,018 shares; shared power of Vanguard to vote or direct the vote of 4,800 shares, sole power of Vanguard to dispose or direct the disposition of 2,629,118 shares; and shared power of Vanguard to dispose or direct the disposition of 27,087 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 22,287 shares. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 7,531 shares. The business address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

(4)	The information is reported based on a Schedule 13G/A filed with the SEC on February 8, 2019 reporting the beneficial ownership of Dimensional Fund Advisors LP (“Dimensional”) and the sole power to vote or direct the vote of 2,069,966 shares and sole power to dispose or direct the disposition of 2,155,218 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All securities reported in this schedule are owned by the funds advised by Dimensional. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(5)	The information reported is based on a Schedule 13G/A filed with the SEC on February 13, 2019 reporting sole power of FMR LLC, the parent holding company of subsidiary companies engaged in the securities business, to vote or direct the vote of 236,882 shares and sole power to dispose or direct the disposition of 1,940,617 shares. A subsidiary of FMR LLC has the sole power to vote or direct the voting of shares directly owned by the funds, and the voting of these shares is carried out under written guidelines established by the board of trustees of the funds advised by the subsidiary of FMR LLC. The business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(6)	Includes 633,898 shares issuable pursuant to exercisable options. Does not include 60,555 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by November 29, 2019. Does not include 93,496 shares underlying unvested restricted stock units that will not vest by November 29, 2019.

(7)	Does not include 6,600 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by November 29, 2019. Does not include 5,718 shares underlying unvested restricted stock units that will not vest by November 29, 2019.

(8)	Includes 5,412 shares issuable pursuant to exercisable options. Does not include 4,671 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by November 29, 2019. Does not include 12,670 shares underlying unvested restricted stock units that will not vest by November 29, 2019.

(9)	Includes 639,310 shares issuable pursuant to exercisable options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions
The Audit Committee reviews all related party transactions (as defined by Item 404 of Regulation
S-K)
in accordance with NASDAQ listing standards. In addition, the charter of the Audit Committee requires the Audit Committee to review a summary of any director’s or officer’s related party transactions and potential conflicts of interest on a yearly basis. The charter also requires the Audit Committee to review our conflict of interest policy (which is part of our Code of Conduct) and compliance with that policy on an annual basis.
We are not aware of any related party transaction since the beginning of fiscal 2019 required to be reported under our policy or applicable SEC rules for which our policies and procedures did not require review or for which such policies and procedures were not followed.
There are no family relationships among the executive officers and directors, and there are no arrangements or understandings between any independent director or any other person pursuant to which that independent director was selected as a director.

Director Independence
In accordance with the listing standards of The NASDAQ Stock Market (“NASDAQ”) and our Corporate Governance Guidelines (the “Guidelines”), our Board consists of a majority of independent directors. The Board has determined that all members of the Board, other than Mr. Baur, meet the requirements for being “independent” as defined in the U.S. Securities and Exchange Commission (“SEC”) rules and regulations and NASDAQ listing standards.
The Board maintains an Audit Committee, a Compensation Committee, a Governance Committee, a Nominating Committee and a Risk Committee. Each committee of the Board is comprised only of independent directors.
In addition, under our Corporate Governance Guidelines, executive officers are prohibited from serving as a director of another company that concurrently employs a director of the Company.
Item 14.	Principal Accountant Fees and Services

Fees
As reflected in the table below, we incurred fees in fiscal 2019 and 2018 for services performed by Grant Thornton related to such periods.

	Year Ended June 30, 2019	Year Ended June 30, 2018
Audit Fees	$2,125,646	$2,155,854
Tax Fees	118,094	81,928

Total Fees	$2,243,740	$2,237,782

In the above table, in accordance with applicable SEC rules:
•	“Audit Fees” are fees for professional services for the audit of the consolidated financial statements included in our Form
10-K,
the audit of internal control over financial reporting, the review of financial statements included in our Form
10-Qs,
and services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and

•	“Tax Fees” are fees for professional services related to foreign tax compliance, tax advice and tax planning.

Audit Committee’s
Pre-Approval
Policies and Procedures
It is the policy of the Audit Committee to
pre-approve
all audit and permitted
non-audit
services proposed to be performed by our independent auditor. All audit and permitted non-audit
services performed in fiscal 2019 were
pre-approved
by the Audit Committee. The process for such
pre-approval
is typically as follows: Audit Committee
pre-approval
is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve
non-audit
services may be delegated by the Audit Committee, pursuant to guidelines approved by the Audit Committee, to one or more members of the Audit Committee. None of the services described above were approved by the Audit Committee pursuant to the exception provided by the Exchange Act rules.
The Audit Committee has reviewed the
non-audit
services provided by Grant Thornton and has determined that the provision of such services is compatible with maintaining Grant Thornton’s independence for the period of time during which it has served as our independent auditor.
PART IV
Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form
10-K/A.

(a)(3) Exhibits. The list of exhibits filed as a part of this Annual Report on Form
10-K
is set forth on the Exhibit Index and is incorporated by reference in this Item 15(a)(3).
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

INDEX TO EXHIBITS
Exhibit Index

Exhibit Number	Description	Form	Filed herewith	Exhibit	Filing Date

2.1	Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014	8-K		10.1	8/15/2014

2.2	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015	10-Q		2.1	2/3/2015

2.3+	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016	10-Q		10.1	11/7/2016

2.4+	Share Purchase Agreement for POS Portal, Inc. dated June 28, 2017	10-K		2.5	8/29/2017

3.1	Amended and Restated Articles of Incorporation and Articles of Amendment	10-Q		3.1	2/3/2005

3.2	Amended and Restated Bylaws	8-K		3.1	11/30/2018

4.1	Form of Common Stock Certificate	SB-2		4.1	2/7/1994

4.2	Description of Securities

	Executive Compensation Plans and Arrangements

10.1	Amended and Restated Directors Equity Compensation Plan, as amended and restated	10-Q		10.4	11/2/2012

10.2	Form of Restricted Stock Award (for Amended and Restated Directors Equity Compensation Plan as amended and restated)	10-Q		10.3	5/6/2011

10.3	Nonqualified Deferred Compensation Plan, as amended and restated	10-Q		10.1	2/3/2015

10.4	Amended and Restated 2002 Long-Term Incentive Plan	8-K		10.1	12/7/2009

10.5	2013 Long-Term Incentive Plan	S-8		99	12/5/2013

10.6	Employee Stock Purchase Plan	S-8		99	12/5/2013

10.7	Founder’s Supplemental Executive Retirement Plan Agreement	10-Q		10.2	5/6/2011

10.8	Executive Severance Plan	8-K		10.3	6/21/2017

10.9	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.3	12/7/2009

10.10	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q		10.2	2/4/2011

10.11	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.4	12/7/2009

10.12	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q		10.3	2/4/2011

10.13	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009	8-K		10.2	12/7/2009

10.14	Form of Restricted Stock Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010	10-Q		10.5	2/4/2011

10.15	Form of Restricted Stock Award Certificate (US) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q		10.1	2/4/2009

10.16	Form of Restricted Stock Award Certificate (UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.2	2/4/2009

10.17	Form of Restricted Stock Award Certificate (Europe, not UK) under the 2002 Amended and Restated Long-Term Incentive Plan	10-Q	10.3	2/4/2009

10.18	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.1	2/6/2014

10.19	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.2	2/6/2014

10.20	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.3	2/6/2014

10.21	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.4	2/6/2014

10.22	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.33	8/28/2014

10.23	Form of Performance and Service—Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan	10-K	10.34	8/28/2014

10.24	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.1	12/8/2017

10.25	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.2	12/8/2017

10.26	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.3	12/8/2017

10.27	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.4	12/8/2017

10.28	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur	8-K	10.1	6/21/2017

10.29	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014

10.30	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons	8-K	10.2	6/21/2017

10.31	Employment Letter, dated August 23, 2017, of Gerald Lyons	8-K	10.1	8/24/2017

10.32	Employment Letter, dated January 11, 2018 of Matthew Dean

10.33	Board of Directors Compensation Program effective July 1, 2018	10-K	10.32	8/28/2018

10.34	First Amendment to Nonqualified Deferred Compensation Plan	8-K	10.1	11/30/2018

10.35	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019	8-K	10.2	11/30/2018

10.36	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019	8-K	10.3	11/30/2018

10.37	Form of Director Restricted Stock Award Certificate	8-K	10.4	11/30/2018

10.38	Form of Restricted Stock Unit Award Certificate	8-K	10.5	11/30/2018

	Bank Agreements

10.39	Second Amended and Restated Credit Agreement	8-K	10.1	5/1/2019

	Other Agreements

10.40+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.	10-K	10.26	8/29/2007

10.41+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	10-K	10.54	8/29/2016

10.42+	Fourth Amendment to Industrial Lease Agreement	10-Q	10.1	5/9/2019

10.43+	Cisco Agreements placeholder

10.44+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.).	10-Q/A		10.1	10/24/2014

10.45+	Amendment to PartnerEmpower Distribution Agreement with Zebra.	10-K		10.50	8/29/2016

10.46+	Participation Agreement Relating to Distribution Agreement with Zebra.	10-K		10.51	8/29/2016

10.47+	Amendment to PartnerConnect EVM Distributor Agreement	10-K		10.51	8/29/2017

10.48++	Addendum to Zebra Partnerconnect Distributor Agreement	10-Q		10.2	5/9/2019

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer		X

31.2	Certification of the Chief Financial Officer		X

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

101
The following materials from our Annual Report on Form
10-K
for the year ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018, (ii) the Consolidated Income Statements for the years ended June 30, 2019, June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019, June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2019, June 30, 2018 and June 30, 2017, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL		X

+	Confidential treatment has been requested or granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 24, 2019

SCANSOURCE, INC.

By:	/s/ Michael L. Baur
Michael L. Baur
Chairman, Chief Executive Officer and President