Form 10-Q
period 2019-09-30
SCANSOURCE, INC.
filed 2019-11-12
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Common Stock, no par value per share	25,266,115 shares
SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2019

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and suppliers, termination of our relationship with key suppliers or a significant modification of the terms under which we operate with a key supplier, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions and the other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$25,877	$23,818
Accounts receivable, less allowance of $37,083 at September 30, 2019 and $38,849 at June 30, 2019	706,428	654,983
Inventories	715,224	697,343
Prepaid expenses and other current assets	101,608	101,171
Total current assets	1,549,137	1,477,315
Property and equipment, net	63,309	63,363
Goodwill	364,867	319,538
Identifiable intangible assets, net	122,217	127,939
Deferred income taxes	24,033	24,724
Other non-current assets	94,962	54,382
Total assets	$2,218,525	$2,067,261
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$656,150	$558,101
Accrued expenses and other current liabilities	99,021	91,407
Current portion of contingent consideration	38,531	38,393
Income taxes payable	6,657	4,310
Short-term borrowings	—	4,590
Current portion of long-term debt	5,026	4,085
Total current liabilities	805,385	700,886
Deferred income taxes	1,257	1,395
Long-term debt, net of current portion	148,800	151,014
Borrowings under revolving credit facility	216,504	200,817
Long-term portion of contingent consideration	41,866	39,532
Other long-term liabilities	98,962	59,488
Total liabilities	1,312,774	1,153,132
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,241,115 and 25,408,397 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	60,089	64,287
Retained earnings	951,460	939,930
Accumulated other comprehensive loss	(105,798)	(90,088)
Total shareholders’ equity	905,751	914,129
Total liabilities and shareholders’ equity	$2,218,525	$2,067,261

June 30, 2019 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2019	2018
Net sales	$1,006,927	$972,900
Cost of goods sold	894,828	860,685
Gross profit	112,099	112,215
Selling, general and administrative expenses	82,512	77,931
Depreciation expense	3,548	3,265
Intangible amortization expense	4,962	5,003
Change in fair value of contingent consideration	2,472	4,584
Operating income	18,605	21,432
Interest expense	3,792	2,627
Interest income	(800)	(451)
Other expense, net	32	32
Income before income taxes	15,581	19,224
Provision for income taxes	4,051	4,902
Net income	$11,530	$14,322
Per share data:
Net income per common share, basic	$0.45	$0.56
Weighted-average shares outstanding, basic	25,539	25,599

Net income per common share, diluted	$0.45	$0.56
Weighted-average shares outstanding, diluted	25,617	25,755

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2019	2018
Net income	$11,530	$14,322
Unrealized (loss) gain on hedged transaction, net of tax	(1,071)	146
Foreign currency translation adjustment	(14,639)	(4,762)
Comprehensive (loss) income	$(4,180)	$9,706

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129
Net income	—	—	11,530	—	11,530
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,071)	(1,071)
Foreign currency translation adjustment	—	—	—	(14,639)	(14,639)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	786	(12)	—	—	(12)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	1,246	—	—	1,246
Balance at September 30, 2019	25,241,115	$60,089	$951,460	$(105,798)	$905,751

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	25,593,122	$68,220	$882,333	$(84,177)	$866,376
Net income	—	—	14,322	—	14,322
Unrealized gain on hedged transaction, net of tax	—	—	—	146	146
Foreign currency translation adjustment	—	—	—	(4,762)	(4,762)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	14,542	425	—	—	425
Share-based compensation	—	1,390	—	—	1,390
Balance at September 30, 2018	25,607,664	$70,035	$896,655	$(88,793)	$877,897

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,530	$14,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,189	9,268
Amortization of debt issuance costs	104	84
Provision for doubtful accounts	1,976	632
Share-based compensation	1,255	1,391
Deferred income taxes	(226)	397
Change in fair value of contingent consideration	2,472	4,584
Contingent consideration payments excess	—	(2,089)
Finance lease interest	22	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(60,710)	(398)
Inventories	(26,069)	(78,828)
Prepaid expenses and other assets	807	(4,320)
Other non-current assets	(6,947)	124
Accounts payable	101,496	69,073
Accrued expenses and other liabilities	10,015	(4,115)
Income taxes payable	2,086	(4,411)
Net cash provided by operating activities	47,000	5,714
Cash flows from investing activities:
Capital expenditures	(940)	(990)
Cash paid for business acquisitions, net of cash acquired	(49,080)	(13,207)
Net cash used in investing activities	(50,020)	(14,197)
Cash flows from financing activities:
Borrowings on revolving credit	537,926	559,911
Repayments on revolving credit	(520,139)	(527,151)
Repayments on short-term borrowings, net	(4,527)	—
Repayments on long-term debt	(1,272)	(330)
Repayments of finance lease obligations	(391)	(165)
Contingent consideration payments	—	(30,158)
Exercise and issuance of equity awards	—	440
Taxes paid on settlement of equity awards	(12)	(15)
Repurchase of common stock	(6,077)	—
Net cash provided by financing activities	5,508	2,532
Effect of exchange rate changes on cash and cash equivalents	(429)	(721)
Increase (decrease) in cash and cash equivalents	2,059	(6,672)
Cash and cash equivalents at beginning of period	23,818	25,530
Cash and cash equivalents at end of period	$25,877	$18,858

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2019 and June 30, 2019, the results of operations for the quarters ended September 30, 2019 and 2018, the statements of comprehensive income for the quarters ended September 30, 2019 and 2018, the statements of shareholders' equity for the quarters ended September 30, 2019 and 2018, and the statements of cash flows for the three months ended September 30, 2019 and 2018. The results of operations for the quarters ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the three months ended September 30, 2019 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

See Note 11 Leases for a discussion of the policies established upon adoption of ASU 2016-02, Leases (ASC Topic 842) in fiscal year 2020.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $21.2 million and $7.4 million are included in accounts payable at September 30, 2019 and June 30, 2019, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense individually on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.5 million and $3.3 million for the quarters ended September 30, 2019 and 2018, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.7 million and $1.0 million for the quarters ended September 30, 2019 and 2018, respectively. The Company's amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.0 million for the quarters ended September 30, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees are required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. This ASU is effective for the Company beginning in the first quarter of fiscal 2020. Entities are required to use the modified retrospective approach of adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.  The Company adopted the standard on July 1, 2019 and applied it at the beginning of the period of adoption. Therefore, upon adoption, financial information and disclosures are not updated for comparative reporting periods under the new standard. Additionally, the Company has elected the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. Upon adoption, the Company recognize right-of-use assets and corresponding lease liabilities for both operating and finance leases of approximately $37.0 million on the Condensed Consolidated Balance Sheets. The adoption of this standard was not material to the Company’s Condensed Consolidated Income Statements. See Note 11 for additional lease disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC Topic 815) that amends and simplifies guidance related to hedge accounting to more accurately portray the economics of an entity’s risk management activities in its financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance requires adoption using a modified retrospective approach. The presentation and disclosure requirements apply prospectively. The Company adopted the standard in the current fiscal year, and it had no impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning July 1, 2020. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

(2) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of POS, payments, barcode, physical security, unified communications and collaboration, and telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

The Company adopted ASC 606, effective July 1, 2018 utilizing the full retrospective method. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$697,791	$293,956	$991,747
Master agency and professional services	—	15,180	15,180
	$697,791	$309,136	$1,006,927

	Quarter ended September 30, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$655,113	$304,775	$959,888
Master agency and professional services	—	13,012	13,012
	$655,113	$317,787	$972,900

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$11,530	$14,322
Denominator:
Weighted-average shares, basic	25,539	25,599
Dilutive effect of share-based payments	78	156
Weighted-average shares, diluted	25,617	25,755

Net income per common share, basic	$0.45	$0.56
Net income per common share, diluted	$0.45	$0.56

For the quarters ended September 30, 2019 and 2018, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 916,875 and 423,738, respectively.

(4) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	September 30, 2019	June 30, 2019
	(in thousands)
Foreign currency translation adjustment, net of tax	$(102,552)	$(87,913)
Unrealized loss on hedged transaction, net of tax	(3,246)	(2,175)
Accumulated other comprehensive loss	$(105,798)	$(90,088)

The tax effect of amounts in accumulated other comprehensive loss reflect a tax expense or benefit as follows:

	September 30, 2019	June 30, 2019
	(in thousands)
Tax benefit	$(136)	$(539)

(5) Acquisitions
intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $49.1 million. The allocation of the purchase price to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date. The impact of these acquisitions was not material to the consolidated financial statements. In connection with the acquisition, the Company recognized $0.4 million in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements during the first quarter of fiscal year 2020.

RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, the Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The purchase price of these collective acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Purchase accounting was finalized during the year ended June 30, 2019. The impact of these acquisitions was not material to the consolidated financial statements. In connection with these acquisitions, the Company recognized $0.4 million in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements during the first quarter of fiscal year 2019.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2019, by reporting segment, are set forth in the table below. Additions to goodwill for the current year are due to the acquisition of intY. The allocation of the purchase price for the intY acquisition, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2019	$137,077	$182,461	$319,538
Additions	—	49,993	49,993
Foreign currency translation adjustment	(268)	(4,396)	(4,664)
Balance at September 30, 2019	$136,809	$228,058	$364,867

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2019.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2019	$127,939
Additions	—
Amortization expense	(4,962)
Foreign currency translation adjustment	(760)
Balance at September 30, 2019	$122,217

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2019 and June 30, 2019.

	September 30, 2019	June 30, 2019
	(in thousands)
Short-term borrowings	$—	$4,590
Current portion of long-term debt	5,026	4,085
Mississippi revenue bond, net of current portion	4,425	4,764
Senior secured term loan facility, net of current portion	144,375	146,250
Borrowings under revolving credit facility	216,504	200,817
Total debt	$370,330	$360,506

Short-term Borrowings

The Company has a bank overdraft facility with Bank     of America used by its European subsidiaries. The facility allows the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. Since borrowings outstanding under the overdraft facility at September 30, 2019 were denominated in euros, which bore a negative LIBOR rate, the interest applicable to the Company was 1.0%. There was no outstanding balance on the overdraft facility at September 30, 2019 and $4.6 million outstanding at June 30, 2019.

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 30, 2019, the Company amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $1.1 million in connection with the amendments to the Amended Credit Agreement on April 30, 2019. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the LIBOR or alternate base rate depending upon the Company's net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") (the "Leverage Ratio"). This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. Additionally, the Company is charged commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. Under the terms of the revolving credit facility, the payment of cash dividends is restricted.

At September 30, 2019, the spread in effect was 1.750% for LIBOR-based loans and 0.750% for alternate base rate loans. The commitment fee rate in effect at September 30, 2019 was 0.30%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at September 30, 2019.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2019 and 2018 was $250.8 million and $265.4 million, respectively. There was $133.5 million and $149.2 million available for additional borrowings at September 30, 2019 and June 30, 2019, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2019 and June 30, 2019.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2019, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2019 and June 30, 2019 were 2.917% and 3.280%, respectively.

Debt Issuance Costs

At September 30, 2019, net debt issuance costs associated with the credit facility and bond totaled $1.9 million and are being amortized through the maturity date of each respective debt instrument.

(8) Derivatives and Hedging Activities

The Company's results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with U.S. GAAP. The Company records all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies. The exposure to market risk for changes in foreign currency exchange rates arises from foreign currency-denominated assets and liabilities and transactions arising from non-functional currency financing or trading activities. The Company’s objective is to preserve the economic value of non-functional currency-denominated cash flows. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward contracts or other hedging instruments with third parties. These contracts hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound, Canadian dollar, Mexican peso, Chilean peso, Colombian peso, and Peruvian nuevo sol. While the Company utilizes foreign exchange contracts to hedge foreign currency exposure, the Company's foreign exchange policy prohibits the use of derivative financial instruments for speculative purposes.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $91.0 million and $110.7 million for the exchange of foreign currencies at September 30, 2019 and June 30, 2019, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2019 and 2018 are as follows:

	Quarter ended
	September 30,
	2019	2018
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(2,115)	$16
Net foreign currency transactional and re-measurement (gains) losses	2,027	81
Net foreign currency exchange (gains) losses	$(88)	$97

Net foreign currency exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign currency exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, British pound versus the euro and other currencies versus the U.S. dollar.

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2019 and 2018.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the quarters ended September 30, 2019 and 2018, are as follows:

	Quarter ended
	September 30,
	2019	2018
	(in thousands)
Net interest expense (income) recognized as a result of interest rate swap	$27	$(29)
Unrealized (loss) gain in fair value of interest rate swap	(1,440)	222
Net (decrease) increase in accumulated other comprehensive (loss) income	$(1,413)	$193
Income tax effect	(342)	47
Net (decrease) increase in accumulated other comprehensive (loss) income, net of tax	$(1,071)	$146

The Company used the following derivative instruments at September 30, 2019 and June 30, 2019, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2019		June 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$208	$—	$165
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$40	$—	$168
Interest rate swap agreement	Other current liabilities	$4,874	$—	$3,504	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$26,633	$26,633	$—	$—
Forward foreign currency exchange contracts	208	—	208	—
Total assets at fair value	$26,841	$26,633	$208	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$26,633	$26,633	$—	$—
Forward foreign currency exchange contracts	40	—	40	—
Interest rate swap agreement	4,874	—	4,874	—
Liability for contingent consideration, current and non-current portion	80,397	—	—	80,397
Total liabilities at fair value	$111,944	$26,633	$4,914	$80,397

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	165	—	165	—
Total assets at fair value	$25,952	$25,787	$165	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	168	—	168	—
Interest rate swap agreement	3,504	—	3,504	—
Liability for contingent consideration, current and non-current portion	77,925	—	—	77,925
Total liabilities at fair value	$107,384	$25,787	$3,672	$77,925

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

The Company recorded contingent consideration liabilities at the acquisition date of Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 4 - Accumulated Other Comprehensive Loss.

Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment. The final earnout payment due to former shareholders of Network1 was paid during fiscal year ended June 30, 2019. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2019.

Quarter ended September 30, 2019
Worldwide Communications & Services Segment
(in thousands)
Fair value at beginning of period	$77,925
Change in fair value of contingent consideration	2,472
Fair value at end of period	$80,397

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1 and Intelisys earnouts for the quarter ended September 30, 2018.

Quarter ended September 30, 2018
Worldwide Communications & Services Segment
(in thousands)
Fair value at beginning of period	$108,233
Payments	(32,247)
Change in fair value of contingent consideration	4,584
Foreign currency translation adjustment	(397)
Fair value at end of period	$80,173

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liability related to Intelisys at September 30, 2019 and June 30, 2019 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates(a)
September 30, 2019	Discounted cash flow	Weighted average cost of capital	14.1%
		Adjusted EBITDA growth rate	23.2%

June 30, 2019	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	21.5%

(a) Weighted average rates identified for each significant unobservable input relate to the valuation of the Intelisys contingent consideration.

Network1

The final earnout payment was paid to the former shareholders of Network1 during the fiscal year ended June 30, 2019. There was minimal change in the fair value of the contingent consideration for the quarter ended September 30, 2018 recognized in the Condensed Consolidated Income Statements.

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2019 was $80.4 million, of which $38.5 million is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $2.5 million for the quarter ended September 30, 2019. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $86.0 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

The fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2018 was $69.8 million, of which $40.5 million was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $4.6 million for the quarter ended September 30, 2018. The change in fair value for the prior year quarter is primarily driven by the recurring amortization of the unrecognized fair value discount, as well as improved actual results.

(10) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

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

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2019	2018
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$697,791	$655,113
Worldwide Communications & Services	309,136	317,787
	$1,006,927	$972,900
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,287	$4,733
Worldwide Communications & Services	3,894	3,614
Corporate	1,008	921
	$9,189	$9,268
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—
Worldwide Communications & Services	2,472	$4,584
	$2,472	$4,584
Operating income (loss):
Worldwide Barcode, Networking & Security	$11,992	$13,532
Worldwide Communications & Services	7,370	8,255
Corporate	(757)	(355)
	$18,605	$21,432
Capital expenditures:
Worldwide Barcode, Networking & Security	$531	$956
Worldwide Communications & Services	409	30
Corporate	—	4
	$940	$990
Sales by Geography Category:
United States and Canada	$778,518	$745,962
International(1)	237,467	234,943
Less intercompany sales	(9,058)	(8,005)
	$1,006,927	$972,900

(1) For the quarters ended September 30, 2019 and 2018, no sales exceeded 10% of consolidated net sales to any single international country.

	September 30, 2019	June 30, 2019
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,201,164	$1,097,207
Worldwide Communications & Services	937,123	905,439
Corporate	80,238	64,615
	$2,218,525	$2,067,261
Property and equipment, net by Geography Category:
United States and Canada	$58,492	$58,961
International	4,817	4,402
	$63,309	$63,363

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at September 30, 2019 and June 30, 2019.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the net present value of future minimum lease payments over the lease term. The Company generally is not able to determine the rate implicit in its leases and has elected to apply an incremental borrowing rate as the discount rate for the present value determination, which is based on the Company's cost of borrowings for the relevant terms of each lease and geographical economic factors. Certain operating lease agreements contain options to extend or terminate the lease. The lease term used is adjusted for these options when the Company is reasonably certain it will exercise the option. Operating lease expense in recognized on a straight-line basis over the lease term. Variable lease payments not based on a rate or index, such as costs for common area maintenance, are expensed as incurred. Further, the Company has elected the practical expedient to recognize all lease and non-lease components as a single lease component, where applicable.

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at September 30, 2019:

Operating leases	Balance Sheet location	September 30, 2019
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$33,923
Current operating lease liabilities	Accrued expenses and other current liabilities	$6,266
Long-term operating lease liabilities	Other long-term liabilities	$29,434

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarter ended September 30, 2019. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

Quarter ended
September 30, 2019
(in thousands)
Operating lease cost	$2,087
Variable lease cost	345
$2,432

Supplemental cash flow information related to the Company's operating leases for the three months ended September 30, 2019 are presented in the table below:

Three months ended
September 30, 2019
(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,979
Right-of-use assets obtained in exchange for lease obligations	$1,533

The weighted-average remaining lease term and discount rate at September 30, 2019 are presented in the table below:

September 30, 2019
Weighted-average remaining lease term	6.48 years
Weighted-average discount rate	4.0%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2019:

Operating leases
(in thousands)
Remainder of 2020	$5,801
2021	7,002
2022	6,126
2023	5,560
2024	4,705
Thereafter	11,236
Total future payments	40,430
Less: amounts representing interest	4,730
Present value of lease payments	$35,700

(12) Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company expects total capital expenditures to range from $4 million to $6 million for fiscal year 2020, primarily for rental equipment investments, IT investments and facility improvements.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $6.1 million and $6.5 million, at September 30, 2019 and June 30, 2019, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$700	$761
Other non-current assets	$4,803	$5,219
Liabilities
Accrued expenses and other current liabilities	$700	$761
Other long-term liabilities	$4,803	$5,219

(13) Income Taxes
Income taxes for the quarter ended September 30, 2019 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items recognized during the quarter ended September 30, 2019.

The Company’s effective tax rate of 26.0% for the quarter ended September 30, 2019 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary and will continue to distribute the earnings of its Canadian subsidiary. Earnings from Brazil will continue to be considered retained indefinitely for reinvestment and all other foreign geographies are immaterial. It has been the practice of the Company to reinvest those earnings in the businesses outside the United States. Apart from the one-time transition tax recognized in accordance with the U.S. government enacted Tax Cuts and Jobs Act (the “Tax Act”) during fiscal year 2018, any incremental deferred income taxes on the unremitted foreign earnings are not expected to be material.

The Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019, and an accounting policy election was made to treat the tax as a current period expense.

The Company had approximately $1.3 million and $1.2 million of total gross unrecognized tax benefits at September 30, 2019 and June 30, 2019, respectively. Of this total at September 30, 2019, approximately $1.0 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2014.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2019 and June 30, 2019, the Company had approximately $1.1 million and $1.0 million, respectively, accrued for interest and penalties, respectively.

Financial results in Belgium produced a pre-tax loss of approximately $0.4 million and $1.0 million for the quarters ended September 30, 2019 and 2018. The valuation of Belgium's net deferred tax asset will depend on future profitability and potential future transactions. However,  in the judgment of management it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is at the center of the technology solution delivery channel, connecting businesses and providing solutions for their complex needs. We provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 38,000 sales partners located in the United States, Canada, Brazil, additional Latin America and Europe and provide solutions and services from over 550 technology suppliers.

We segment our business into two technology-focused areas that each operate in the United States, Canada, Brazil, additional Latin American countries, and Europe:

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

Our key suppliers include 8x8, ACC Business, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Granite, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Masergy, Mitel, NCR, NICE inContact, Oracle, Panasonic, Plantronics/Polycom (Poly), RingCentral, Ruckus, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zayo and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

Recent Developments

On August 20, 2019, we announced plans to divest our physical product distribution businesses in Europe, UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations (the "Planned Divestitures"). We will continue to operate our digital businesses in these locations. During the September quarter, we began a process to market and sell the Planned Divestitures. There can be no assurance that this sale process will result in a transaction or the timing of any transaction.

Our Strategy

We rely on a channel sales model offering hardware, software, services, and connectivity solutions from technology suppliers to sales partners that serve end customers. We sell technology solutions that solve end customers' business needs. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

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

Results of Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for the quarters ended September 30, 2019 and 2018.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
Net Sales by Segment:	2019	2018	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$697,791	$655,113	$42,678	6.5%	8.3%
Worldwide Communications & Services	309,136	317,787	(8,651)	(2.7)%	(6.3)%
Total net sales	$1,006,927	$972,900	$34,027	3.5%	3.4%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding Planned Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to technology customers in North America, Europe, Brazil and additional Latin American countries. For the quarter ended September 30, 2019, net sales for the Barcode, Networking & Security segment increased $42.7 million or 6.5%, compared to the prior-year quarter. Excluding the foreign exchange negative impact and Planned Divestitures, adjusted net sales increased $44.5 million, or 8.3%, for the quarter ended September 30, 2019 compared to the prior-year quarter. The increase in net sales and adjusted net sales is primarily due to higher sales volume across key technologies and higher big deals in North America.

Worldwide Communications & Services
The Worldwide Communications & Services segment consists of sales to technology customers in North America, Europe, Brazil, and additional Latin American countries. For the quarter ended September 30, 2019, net sales decreased $8.7 million or 2.7% compared to the prior-year quarter primarily from lower sales in the premise-based communications business in North America. This sales decline was partially offset by sales growth in Brazil and sales from the recently acquired intY business. Excluding the foreign exchange negative impact and net sales from Planned Divestitures and acquisitions, adjusted net sales decreased $17.2 million, or 6.3%, for the quarter compared to the prior-year quarter. The decrease in adjusted net sales is primarily due to lower sales volume in North America, partially offset by sales growth in Brazil.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
Net Sales by Geography:	2019	2018	$ Change	% Change
	(in thousands)
United States and Canada	$769,637	$737,957	$31,680	4.3%	3.9%
International	$237,290	$234,943	2,347	1.0%	(2.3)%
Total net sales	$1,006,927	$972,900	$34,027	3.5%	3.4%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding Planned Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2019 and 2018:

	Quarter ended September 30,				% of Net Sales September 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$58,271	$61,951	$(3,680)	(5.9)%	8.4%	9.5%
Worldwide Communications & Services	53,828	50,264	3,564	7.1%	17.4%	15.8%
Gross profit	$112,099	$112,215	$(116)	(0.1)%	11.1%	11.5%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, gross profit dollars decreased $3.7 million for the quarter ended September 30, 2019 as compared to the prior-year quarter. The gross profit margin decreased to 8.4% primarily due to a higher mix from big deals at lower margins.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, gross profit dollars increased $3.6 million for the quarter ended September 30, 2019 as compared to the prior-year quarter. The gross profit margin increased to 17.4% primarily due to a more favorable sales mix from higher services.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2019 and 2018:

	Quarter ended September 30,				% of Net Sales September 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Selling, general and administrative expenses	$82,512	$77,931	$4,581	5.9%	8.2%	8.0%
Depreciation expense	3,548	3,265	283	8.7%	0.4%	0.3%
Intangible amortization expense	4,962	5,003	(41)	(0.8)%	0.5%	0.5%
Change in fair value of contingent consideration	2,472	4,584	(2,112)	(46.1)%	0.2%	0.5%
Operating expenses	$93,494	$90,783	$2,711	3.0%	9.3%	9.3%

Selling, general and administrative expenses ("SG&A") increased $4.6 million for the quarter ended September 30, 2019, as compared to the prior year quarter. Higher SG&A expenses for the quarter reflects investments in future growth, primarily in increased employee-related expenses including the addition of recent acquisitions and higher bad debt expense.

Depreciation expense and intangible amortization expense remained fairly consistent for the quarter ended September 30, 2019 compared to the prior-year quarter. Depreciation expense increased $0.3 million for the quarter ended September 30, 2019 compared to the prior-year quarter primarily due to additional expense related to assets capitalized during the prior year. Since the the purchase price allocation for the intY acquisition, including the valuation of the identifiable intangible assets, was not concluded as of the reporting date, intangible amortization expense for the quarter ended September 30, 2019 does not reflect any intangible amortization for the intY acquisition.

We recorded expense from change in fair value of contingent consideration of $2.5 million for the quarter ended September 30, 2019, all of which relates to Intelisys. The expense from change in fair value of contingent consideration for the quarter is largely from recurring amortization of the unrecognized fair value discount of the contingent consideration liability and better than expected actual results.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2019 and 2018:

	Quarter ended September 30,				% of Net Sales September 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$11,992	$13,532	$(1,540)	(11.4)%	1.7%	2.1%
Worldwide Communications & Services	7,370	8,255	(885)	(10.7)%	2.4%	2.6%
Corporate	(757)	(355)	(402)	nm*	nm*	nm*
Operating income	$18,605	$21,432	$(2,827)	(13.2)%	1.8%	2.2%

*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Barcode, Networking & Security segment, operating income decreased $1.5 million and operating margin decreased to 1.7% for the quarter ended September 30, 2019 compared to the prior-year quarter, primarily due to lower gross profit.

Worldwide Communications & Services

For the Communications & Services segment, operating income decreased $0.9 million and operating margin decreased to 2.4% for the quarter ended September 30, 2019 compared to the prior-year quarter, largely due to higher employee-related expenses and higher bad debt expense.

Corporate

Corporate incurred $0.8 million in acquisition and divestiture expenses for the quarter ended September 30, 2019, compared to $0.4 million in acquisition expenses for the quarter ended September 30, 2018.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2019 and 2018:

	Quarter ended September 30,				% of Net Sales September 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Interest expense	$3,792	$2,627	$1,165	44.3%	0.4%	0.3%
Interest income	(800)	(451)	(349)	(77.4)%	(0.1)%	(0.0)%
Net foreign exchange (gains) losses	(88)	97	(185)	(190.7)%	(0.0)%	0.0%
Other, net	120	(65)	185	284.6%	0.0%	(0.0)%
Total other (income) expense, net	$3,024	$2,208	$816	37.0%	0.3%	0.2%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended September 30, 2019 compared to the prior year quarter, principally from higher borrowings on our multi-currency senior secured revolving credit facility and senior secured term loan facility.

Interest income for the quarter ended September 30, 2019 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income increased for the quarter ended September 30, 2019 compared to the prior-year quarter principally from interest earned on customer receivables in North America and Brazil, coupled with higher cash balances in Brazil.

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

Provision for Income Taxes

For the quarter ended September 30, 2019, income tax expense was $4.1 million, reflecting an effective tax rate of 26.0%. The effective tax rate for the quarter ended September 30, 2018 was 25.5%. The increase in the effective tax rate is primarily due to a change in the geographical mix of income as compared to the prior-year quarter. We expect the effective tax rate, excluding discrete items, for fiscal year 2020 to be approximately 25% to 26%. See Note 13- Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP" or "GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP net sales, non-GAAP gross profit, non-GAAP operating income, non-GAAP other expense, net, non-GAAP pre-tax income, non-GAAP net income, non-GAAP earnings per share ("EPS"), return on invested capital ("ROIC") and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Net Sales in Constant Currency, Excluding Planned Divestitures and Acquisitions
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date and the impact of Planned Divestitures in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of Planned Divestitures and acquisitions. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency, excluding Planned Divestitures and acquisitions:

Net Sales by Segment:
	Quarter ended September 30,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:	in thousands
Net sales, reported	$697,791	$655,113	$42,678	6.5%
Planned Divestitures	(116,603)	(118,366)
Non-GAAP net sales, excluding Planned Divestitures	581,188	536,747	44,441	8.3%
Foreign exchange impact(a)	95	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$581,283	$536,747	$44,536	8.3%

Worldwide Communications & Services:
Net sales, reported	$309,136	$317,787	$(8,651)	(2.7)%
Planned Divestitures	(38,913)	(41,279)
Non-GAAP net sales, excluding Planned Divestitures	270,223	276,508	(6,285)	(2.3)%
Foreign exchange impact(a)	244	—
Less: Acquisitions	(12,157)	(964)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$258,310	$275,544	$(17,234)	(6.3)%

Consolidated:
Net sales, reported	$1,006,927	$972,900	$34,027	3.5%
Planned Divestitures	(155,516)	(159,645)
Non-GAAP net sales, excluding Planned Divestitures	851,411	813,255	38,156	4.7%
Foreign exchange impact(a)	339	—
Less: Acquisitions	(12,157)	(964)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$839,593	$812,291	$27,302	3.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2019 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2018.

Net Sales by Geography:
	Quarter ended September 30,
	2019	2018	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$769,637	$737,957	$31,680	4.3%
Less: Acquisitions	(3,595)	(964)
Non-GAAP Net sales, excluding acquisitions	$766,042	$736,993	$29,049	3.9%

International:
Net sales, as reported	$237,290	$234,943	$2,347	1.0%
Planned Divestitures	(155,516)	(159,645)
Non-GAAP net sales, excluding Planned Divestitures	81,774	75,298	6,476	8.6%
Foreign exchange impact (a)	339	—
Less: Acquisitions	(8,562)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$73,551	$75,298	$(1,747)	(2.3)%

Consolidated:
Net sales, as reported	$1,006,927	$972,900	$34,027	3.5%
Planned Divestitures	(155,516)	(159,645)
Non-GAAP net sales, excluding Planned Divestitures	851,411	813,255	38,156	4.7%
Foreign exchange impact(a)	339	—
Less: Acquisitions	(12,157)	(964)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$839,593	$812,291	$27,302	3.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2019 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2018.

Income Statement Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP net sales, non-GAAP gross profit, non-GAAP operating income, non-GAAP other expense, net, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition and divestiture costs, restructuring costs, impact of Planned Divestitures and other non-GAAP adjustments. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

	Quarter ended September 30, 2019
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs(a)	Restructuring costs	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,006,927	$—	$—	$—	$—	$(155,516)	$851,411
Gross profit	112,099	—	—	—	—	(13,397)	98,702
Operating income	18,605	4,962	2,472	757	169	507	27,472
Other expense, net	3,024	—	—	—	—	(140)	2,884
Pre-tax income	15,581	4,962	2,472	757	169	647	24,588
Net income	11,530	3,746	1,869	757	128	444	18,474
Diluted EPS	$0.45	$0.15	$0.07	$0.03	$—	$0.02	$0.72

	Quarter ended September 30, 2018
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs(a)	Restructuring costs	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$972,900	$—	$—	$—	$—	$(159,645)	$813,255
Gross profit	112,215	—	—	—	—	(15,198)	97,017
Operating income	21,432	5,003	4,584	355	1,328	(49)	32,653
Other expense, net	2,208	—	—	—	—	167	2,375
Pre-tax income	19,224	5,003	4,584	355	1,328	(216)	30,278
Net income	14,322	3,798	3,487	355	955	(47)	22,870
Diluted EPS	$0.56	$0.15	$0.14	$0.01	$0.03	$—	$0.89

(a) Acquisition and divestiture costs are generally nondeductible for tax purposes.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security:
GAAP operating income	$11,992	$13,532	$(1,540)	(11.4)%	1.7%	2.1%
Adjustments:
Amortization of intangible assets	1,968	2,309	(341)
Change in fair value of contingent consideration	—	—	—
Planned Divestitures	(899)	(478)	(421)
Restructuring costs	169	708	(539)
Non-GAAP operating income	$13,230	$16,071	$(2,841)	(17.7)%	2.3%	3.0%

Worldwide Communications & Services:
GAAP operating income	$7,370	$8,255	$(885)	(10.7)%	2.4%	2.6%
Adjustments:
Amortization of intangible assets	2,994	2,694	300
Change in fair value of contingent consideration	2,472	4,584	(2,112)
Planned Divestitures	1,406	429	977
Restructuring costs	—	620	(620)
Non-GAAP operating income	$14,242	$16,582	$(2,340)	(14.1)%	5.3%	6.0%

Corporate:
GAAP operating income	$(757)	$(355)	$(402)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	757	355	402
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$18,605	$21,432	$(2,827)	(13.2)%	1.8%	2.2%
Adjustments:
Amortization of intangible assets	4,962	5,003	(41)
Change in fair value of contingent consideration	2,472	4,584	(2,112)
Acquisition costs	757	355	402
Planned Divestitures	507	(49)	556
Restructuring costs	169	1,328	(1,159)
Non-GAAP operating income	$27,472	$32,653	$(5,181)	(15.9)%	3.2%	4.0%

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended September 30, 2019 and 2018, respectively:

	Quarter ended September 30,
	2019	2018
Return on invested capital ratio, annualized(a)	9.6%	12.8%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2019	2018
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$11,530	$14,322
Plus: Interest expense	3,792	2,627
Plus: Income taxes	4,051	4,902
Plus: Depreciation and amortization	9,189	9,268
EBITDA (non-GAAP)	28,562	31,119
Plus: Change in fair value of contingent consideration	2,472	4,584
Plus: Acquisition and divestiture costs (a)	757	355
Plus: Restructuring costs	169	1,328
Plus: Impact of Planned Divestitures	(76)	(486)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$31,884	$36,900

	Quarter ended September 30,
	2019	2018
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$914,129	$866,376
Equity – end of the quarter	905,751	877,897
Plus: Change in fair value of contingent consideration, net of tax	1,869	3,487
Plus: Acquisition and divestiture costs (a)	757	355
Plus: Restructuring, net of tax	128	955
Plus: Impact of Planned Divestitures, net of tax	444	908
Average equity	911,539	874,989
Average funded debt (b)	407,306	272,277
Invested capital (denominator for ROIC) (non-GAAP)	$1,318,845	$1,147,266

(a)	Acquisition and divestiture costs are generally nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under our $350 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash generated from operations and revolving lines of credit. In general, as our sales volumes increase, our net investment in working capital increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volumes decrease, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $25.9 million at September 30, 2019, compared to $23.8 million at June 30, 2019, including $17.5 million and $18.9 million held outside of the United States at September 30, 2019 and June 30, 2019, respectively. Checks released but not yet cleared in the amounts of $21.2 million and $7.4 million are included in accounts payable at September 30, 2019 and June 30, 2019, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary, but earnings from Brazil will continue to be considered retained indefinitely for reinvestment. All other foreign geographies are immaterial. It has been our practice to reinvest those earnings in the businesses outside the United States.

Our net investment in working capital at September 30, 2019 was $743.8 million compared to $776.4 million at June 30, 2019 and $657.5 million at September 30, 2018. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Three months ended
	September 30,
	2019	2018
Cash provided by:	(in thousands)
Operating activities	$47,000	$5,714
Investing activities	(50,020)	(14,197)
Financing activities	5,508	2,532
Effect of exchange rate change on cash and cash equivalents	(429)	(721)
Increase (decrease) in cash and cash equivalents	$2,059	$(6,672)

Net cash provided by operating activities was $47.0 million for the three months ended September 30, 2019, compared to $5.7 million provided by operating activities in the prior-year period. Cash provided by operating activities for the three months ended September 30, 2019 is primarily attributable to net income and increases in accounts payable balances, partially offset by increases in accounts receivable, excluding the impact of the account balances acquired upon acquisition of intY. Cash provided by operating activities for the three months ended September 30, 2018 is primarily attributable to net income and increases in accounts payable balances, partially offset by increases in inventory, excluding the impact of account balances acquired upon acquisition of Canpango.

Excluding Intelisys, the number of days sales outstanding ("DSO") was 63 days at September 30, 2019, compared to 62 days at June 30, 2019 and 60 days at September 30, 2018. Inventory turned 5.1 times during the first quarter of fiscal year 2019 compared to 4.7 for the previous quarter and 5.4 times in the prior-year quarter.

Cash used in investing activities for the three months ended September 30, 2019 was $50.0 million, compared to $14.2 million used in the prior year period. Cash used in investing activities primarily represents cash used to acquire intY in the three months ended September 30, 2019, and cash used to acquire Canpango and Intelisys Global in the prior-year period.

Management expects capital expenditures for fiscal year 2020 to range from $4 million to $6 million, primarily for primarily for rental equipment investments, IT investments and facility improvements.

For the three months ended September 30, 2019, cash provided by financing activities totaled $5.5 million, compared to $2.5 million provided in the prior-year period. Cash provided by financing activities for the three months ended September 30, 2019 was primarily from net borrowings on the revolving credit facility, partially offset by repayments of short-term debt and cash used to repurchase common stock. Cash provided by financing activities for the three months ended September 30, 2018 was was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Intelisys.

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks. On April 30, 2019, we amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement established (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” we may increase borrowings up to an additional $250 million for a total of up to $750 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase.

At our option, loans under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon the our net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted EBITDA.

This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. The Amended Credit Agreement contains customary yield protection provisions. Additionally, the Company is assessed commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The secured term loan facility will amortize based on the percentage of original principal amount with 2.5% in Year 1, 5.0% in Year 2, 5.0% in Year 3, 7.5% in Year 4 and 10.0% in Year 5. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement.

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2019. There was $216.5 million and $200.8 million in outstanding borrowings on our revolving credit facility at September 30, 2019 and June 30, 2019, respectively.

On a gross basis, we borrowed $538 million and repaid $520 million on our revolving credit facility in the three months ended September 30, 2019. In the prior-year period, on a gross basis, we borrowed $560 million and repaid $527 million. The average daily balances during the three month periods ended September 30, 2019 and 2018 were $250.8 million and $265.4 million, respectively. There were no stand-by letters of credit issued under the multi-currency revolving credit facility at September 30, 2019 and June 30, 2019. There was $133.5 million and $149.2 million available for additional borrowings at September 30, 2019 and June 30, 2019, respectively. Future availability will depend upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our overall net debt relative to our EBITDA and (2) EBITDA relative to total interest expense. respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases.

We have a bank overdraft facility with Bank    of America used by our European subsidiaries. The facility allows us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was no outstanding balance on the overdraft facility at September 30, 2019 and $4.6 million outstanding at June 30, 2019.

At September 30, 2019, we were obligated to pay certain earnout payments to the former shareholders of Intelisys related to the acquisition on August 29, 2016. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility.

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

At September 30, 2019, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 22, 2019.

Accounting Standards Recently Issued

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a complete discussion.

Goodwill

We account for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby we compare the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. An impairment charge could occur if proceeds received in exchange for the Planned Divestitures are lower than the fair value estimates used in our goodwill impairment testing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company's market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. No material changes have occurred to our market risks since June 30, 2019.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures at September 30, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective at September 30, 2019. During the quarter ended September 30, 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to us, we believe that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on our financial condition or results of operations. For a description of our material legal proceedings, see Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. The share repurchase authorization expired in August 2019. The following table presents the share-repurchase activity for the quarter ended September 30, 2019.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(b)
July 1, 2019 through July 31, 2019	168,094	$32.32	168,094	$84,103,909
August 1, 2019 through August 31, 2019	352	$33.06	—	$—
September 1, 2019 through September 30, 2019	—	$—	—	$—
Total	168,446	$32.32	—	$—

(a) Total number of shares purchased represents shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations in combination with shares repurchased under the program defined above for the quarter ended September 30, 2019.
(b) Share repurchase program expired in August 2019.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and June 30, 2019; (ii) the Condensed Consolidated Income Statements for the quarter ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarter ended September 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Shareholder's Equity at September 30, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 12, 2019	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 12, 2019	Executive Vice President and Chief Financial Officer (Principal Financial Officer)