Form 10-Q
period 2019-12-31
SCANSOURCE, INC.
filed 2020-02-04
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2020
Common Stock, no par value per share	25,345,798 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$42,005	$23,818
Accounts receivable, less allowance of $37,672 at December 31, 2019 and $38,849 at June 30, 2019	645,270	654,983
Inventories	742,979	697,343
Prepaid expenses and other current assets	109,075	101,171
Total current assets	1,539,329	1,477,315
Property and equipment, net	61,625	63,363
Goodwill	369,537	319,538
Identifiable intangible assets, net	117,981	127,939
Deferred income taxes	24,498	24,724
Other non-current assets	97,160	54,382
Total assets	$2,210,130	$2,067,261
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$672,906	$558,101
Accrued expenses and other current liabilities	105,649	91,407
Current portion of contingent consideration	45,043	38,393
Income taxes payable	627	4,310
Short-term borrowings	2,098	4,590
Current portion of long-term debt	5,964	4,085
Total current liabilities	832,287	700,886
Deferred income taxes	1,248	1,395
Long-term debt, net of current portion	146,925	151,014
Borrowings under revolving credit facility	202,758	200,817
Long-term portion of contingent consideration	—	39,532
Other long-term liabilities	99,332	59,488
Total liabilities	1,282,550	1,153,132
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,345,798 and 25,408,397 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	61,095	64,287
Retained earnings	962,825	939,930
Accumulated other comprehensive loss	(96,340)	(90,088)
Total shareholders’ equity	927,580	914,129
Total liabilities and shareholders’ equity	$2,210,130	$2,067,261

June 30, 2019 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$989,503	$1,046,021	$1,996,430	$2,018,921
Cost of goods sold	875,619	925,543	1,770,447	1,786,229
Gross profit	113,884	120,478	225,983	232,692
Selling, general and administrative expenses	83,121	80,950	165,632	158,880
Depreciation expense	3,459	3,272	7,008	6,538
Intangible amortization expense	5,631	4,700	10,593	9,703
Change in fair value of contingent consideration	3,176	1,850	5,649	6,434
Operating income	18,497	29,706	37,101	51,137
Interest expense	3,751	3,119	7,543	5,746
Interest income	(749)	(264)	(1,548)	(715)
Other (income) expense, net	(225)	201	(195)	233
Income before income taxes	15,720	26,650	31,301	45,873
Provision for income taxes	4,354	6,668	8,405	11,570
Net income	$11,366	$19,982	$22,896	$34,303
Per share data:
Net income per common share, basic	$0.45	$0.78	$0.90	$1.34
Weighted-average shares outstanding, basic	25,274	25,640	25,407	25,619

Net income per common share, diluted	$0.45	$0.78	$0.90	$1.33
Weighted-average shares outstanding, diluted	25,358	25,750	25,488	25,752

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$11,366	$19,982	$22,896	$34,303
Unrealized (loss) gain on hedged transaction, net of tax	900	(615)	(171)	(469)
Foreign currency translation adjustment	8,558	1,362	(6,085)	(3,399)
Comprehensive income	$20,824	$20,729	$16,640	$30,435

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129
Net income	—	—	11,530	—	11,530
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,071)	(1,071)
Foreign currency translation adjustment	—	—	—	(14,639)	(14,639)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	786	(12)	—	—	(12)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	1,246	—	—	1,246
Balance at September 30, 2019	25,241,115	$60,089	$951,460	$(105,798)	$905,751
Net income	—	—	11,366	—	11,366
Unrealized loss on hedged transaction, net of tax	—	—	—	900	900
Foreign currency translation adjustment	—	—	—	8,558	8,558
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,683	(621)	—	—	(621)
Stock repurchased	—	—	—	—	—
Share-based compensation	—	1,627	—	—	1,627
Balance at December 31, 2019	25,345,798	$61,095	$962,825	$(96,340)	$927,580

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	25,593,122	$68,220	$882,333	$(84,177)	$866,376
Net income	—	—	14,322	—	14,322
Unrealized gain on hedged transaction, net of tax	—	—	—	146	146
Foreign currency translation adjustment	—	—	—	(4,762)	(4,762)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	14,542	425	—	—	425
Share-based compensation	—	1,390	—	—	1,390
Balance at September 30, 2018	25,607,664	$70,035	$896,655	$(88,793)	$877,897
Net income	—	—	19,982	—	19,982
Unrealized loss on hedged transaction, net of tax	—	—	—	(615)	(615)
Foreign currency translation adjustment	—	—	—	1,362	1,362
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,065	(321)	—	—	(321)
Stock repurchased	(9,387)	(308)	—	—	(308)
Share based compensation	—	1,506	—	—	1,506
Balance at December 31, 2018	25,702,342	$70,912	$916,637	$(88,046)	$899,503

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$22,896	$34,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,889	18,203
Amortization of debt issuance costs	209	168
Provision for doubtful accounts	2,800	2,187
Share-based compensation	2,849	2,907
Deferred income taxes	(332)	1,835
Change in fair value of contingent consideration	5,649	6,434
Contingent consideration payments excess	(3,050)	(7,444)
Finance lease interest	39	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,595	(30,818)
Inventories	(48,559)	(110,909)
Prepaid expenses and other assets	(7,001)	914
Other non-current assets	(7,919)	1,849
Accounts payable	113,591	43,853
Accrued expenses and other liabilities	15,379	(3,993)
Income taxes payable	(3,975)	(11,259)
Net cash provided by (used in) operating activities	118,060	(51,770)
Cash flows from investing activities:
Capital expenditures	(2,750)	(5,780)
Cash paid for business acquisitions, net of cash acquired	(48,921)	(32,183)
Net cash used in investing activities	(51,671)	(37,963)
Cash flows from financing activities:
Borrowings on revolving credit	1,084,158	1,126,333
Repayments on revolving credit	(1,084,138)	(1,003,022)
Repayments on short-term borrowings, net	(2,450)	—
Repayments on long-term debt	(2,210)	(331)
Repayments of finance lease obligations	(1,115)	(330)
Contingent consideration payments	(35,481)	(35,616)
Exercise and issuance of equity awards	720	1,509
Taxes paid on settlement of equity awards	(1,354)	(1,404)
Repurchase of common stock	(6,077)	(308)
Net cash (used in) provided by financing activities	(47,947)	86,831
Effect of exchange rate changes on cash and cash equivalents	(255)	121
Increase (decrease) in cash and cash equivalents	18,187	(2,781)
Cash and cash equivalents at beginning of period	23,818	25,530
Cash and cash equivalents at end of period	$42,005	$22,749

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2019 and June 30, 2019, the results of operations for the quarters and six months ended December 31, 2019 and 2018, the statements of comprehensive income for the quarters and six months ended December 31, 2019 and 2018, the statements of shareholders' equity for the quarters and six months ended December 31, 2019 and 2018, and the statements of cash flows for the six months ended December 31, 2019 and 2018. The results of operations for the quarters and six months ended December 31, 2019 and 2018 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2019 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

See Note 11 Leases for a discussion of the policies established upon adoption of Accounting Standards Update ("ASU") 2016-02, Leases (ASC Topic 842) in fiscal year 2020.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $29.3 million and $7.4 million are included in accounts payable on the condensed consolidated balance at December 31, 2019 and June 30, 2019, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.5 million and $7.0 million for the quarter and six months ended December 31, 2019, respectively, and $3.3 million and $6.5 million for the quarter and six months ended December 31, 2018, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.6 million and $1.3 million for the quarter and six months ended December 31, 2019, respectively, and $1.0 million and $2.0 million for the quarter and six months ended December 31, 2018, respectively. The Company's amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.6 million and $10.6 million for the quarter and six months ended December 31, 2019, respectively, and $4.7 million and $9.7 million for the quarter and six months ended December 31, 2018, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (ASC Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees are required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. This ASU is effective for the Company beginning in the first quarter of fiscal 2020. Entities are required to use the modified retrospective approach of adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.  The Company adopted the standard on July 1, 2019 and applied it at the beginning of the period of adoption. Therefore, upon adoption, financial information and disclosures are not updated for comparative reporting periods under the new standard. Additionally, the Company has elected the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. Upon adoption, the Company recognize right-of-use assets and corresponding lease liabilities for both operating and finance leases of approximately $37.0 million on the Condensed Consolidated Balance Sheets. The adoption of this standard was not material to the Company’s Condensed Consolidated Income Statements. See Note 11 for additional lease disclosures.

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

The Company adopted ASC 606, effective July 1, 2018 utilizing the full retrospective method. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for non-physical products.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$686,237	$287,910	$974,147
Master agency and professional services(a)	—	15,356	15,356
	$686,237	$303,266	$989,503

	Six months ended December 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,384,028	$581,866	$1,965,894
Master agency and professional services(a)	—	30,536	30,536
	$1,384,028	$612,402	$1,996,430

(a) Includes Intelisys Communications, Inc., Canpango, and Intelisys Global Ltd.

	Quarter ended December 31, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$701,639	$330,827	$1,032,466
Master agency and professional services(a)	—	13,555	13,555
	$701,639	$344,382	$1,046,021

	Six months ended December 31, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,356,752	$635,602	$1,992,354
Master agency and professional services(a)	—	26,567	26,567
	$1,356,752	$662,169	$2,018,921

(a) Includes Intelisys Communications, Inc., Canpango, and Intelisys Global Ltd.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$11,366	$19,982	$22,896	$34,303
Denominator:
Weighted-average shares, basic	25,274	25,640	25,407	25,619
Dilutive effect of share-based payments	84	110	81	133
Weighted-average shares, diluted	25,358	25,750	25,488	25,752

Net income per common share, basic	$0.45	$0.78	$0.90	$1.34
Net income per common share, diluted	$0.45	$0.78	$0.90	$1.33

For the quarter and six months ended December 31, 2019, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 975,907 and 961,980, respectively. For the quarter and six months ended December 31, 2018, weighted-average shares outstanding excluded from the computation of diluted earnings per share were 573,475 and 433,993, respectively.

(4) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	December 31, 2019	June 30, 2019
	(in thousands)
Foreign currency translation adjustment	$(93,994)	$(87,913)
Unrealized loss on hedged transaction, net of tax	(2,346)	(2,175)
Accumulated other comprehensive loss	$(96,340)	$(90,088)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
	(in thousands)
Tax (expense) benefit	$(42)	$(509)	$434	$(6)

(5) Acquisitions
intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The allocation of the purchase price to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0 million and $0.4 million for the quarter and six months ended December 31, 2019, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, the Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The purchase price of these collective acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Purchase accounting was finalized during the year ended June 30, 2019. The impact of these acquisitions was not material to the consolidated financial statements. The Company recognized $0.4 million and $0.8 million during the quarter and six months ended December 31, 2018, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with these acquisitions. RPM, Canpango, and Intelisys Global are included in the Worldwide Communications & Services segment.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2019, by reporting segment, are set forth in the table below. Additions to goodwill for the current year are due to the acquisition of intY. The allocation of the purchase price for the intY acquisition, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2019	$137,077	$182,461	$319,538
Additions	—	49,835	49,835
Foreign currency translation adjustment	47	117	164
Balance at December 31, 2019	$137,124	$232,413	$369,537

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2019.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2019	$127,939
Additions	—
Amortization expense	(10,593)
Foreign currency translation adjustment	635
Balance at December 31, 2019	$117,981

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at December 31, 2019 and June 30, 2019.

	December 31, 2019	June 30, 2019
	(in thousands)
Short-term borrowings	$2,098	$4,590
Current portion of long-term debt	5,964	4,085
Mississippi revenue bond, net of current portion	4,425	4,764
Senior secured term loan facility, net of current portion	142,500	146,250
Borrowings under revolving credit facility	202,758	200,817
Total debt	$357,745	$360,506

Short-term Borrowings

The Company has a bank overdraft facility with Bank     of America used by its European subsidiaries. The facility allows the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. Since borrowings outstanding under the overdraft facility at December 31, 2019 were denominated in euros, which bore a negative LIBOR rate, the interest applicable to the Company was 1.0%. There was $2.1 million outstanding balance on the overdraft facility at December 31, 2019 and $4.6 million outstanding at June 30, 2019.

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

At December 31, 2019, the spread in effect was 1.750% for LIBOR-based loans and 0.750% for alternate base rate loans. The commitment fee rate in effect at December 31, 2019 was 0.30%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at December 31, 2019.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2019 and 2018 was $253.1 million and $296.1 million, respectively. There was $147.2 million and $149.2 million available for additional borrowings at December 31, 2019 and June 30, 2019, respectively. There were letters of credit issued under the multi-currency revolving credit facility of $0.3 million at December 31, 2019. There were no letters of credit issued at June 30, 2019.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2019, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2019 and June 30, 2019 were 2.540% and 3.280%, respectively.

Debt Issuance Costs

At December 31, 2019, net debt issuance costs associated with the credit facility and bond totaled $1.8 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $112.8 million and $110.7 million for the exchange of foreign currencies at December 31, 2019 and June 30, 2019, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2019 and 2018 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$2,315	$(964)	$200	$(948)
Net foreign currency transactional and re-measurement (gains) losses	(2,417)	1,384	(391)	1,465
Net foreign currency exchange (gains) losses	$(102)	$420	$(191)	$517

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended December 31, 2019 and 2018.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the quarters and six months ended December 31, 2019 and 2018, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands)
Net interest expense (income) recognized as a result of interest rate swap	$136	$(57)	$163	$83
Unrealized gain (loss) in fair value of interest rate swap	1,068	(751)	(372)	(699)
Net increase (decrease) in accumulated other comprehensive (loss) income	$1,204	$(808)	$(209)	$(616)
Income tax effect	304	(193)	(38)	(147)
Net increase (decrease) in accumulated other comprehensive (loss) income, net of tax	$900	$(615)	$(171)	$(469)

The Company used the following derivative instruments at December 31, 2019 and June 30, 2019, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2019		June 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$125	$—	$165
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$320	$—	$168
Interest rate swap agreement	Other long-term liabilities	$3,627	$—	$3,504	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,839	$28,839	$—	$—
Forward foreign currency exchange contracts	125	—	125	—
Total assets at fair value	$28,964	$28,839	$125	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,839	$28,839	$—	$—
Forward foreign currency exchange contracts	320	—	320	—
Interest rate swap agreement	3,627	—	3,627	—
Liability for contingent consideration	45,043	—	—	45,043
Total liabilities at fair value	$77,829	$28,839	$3,947	$45,043

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	165	—	165	—
Total assets at fair value	$25,952	$25,787	$165	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	168	—	168	—
Interest rate swap agreement	3,504	—	3,504	—
Liability for contingent consideration	77,925	—	—	77,925
Total liabilities at fair value	$107,384	$25,787	$3,672	$77,925

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including LIBOR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Condensed Consolidated Balance Sheets as prepaid expenses and other non-current assets or accrued expenses and other long-term liabilities, depending on the respective instruments' favorable or unfavorable positions. See Note 8 - Derivatives and Hedging Activities.

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

Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment. The final earnout payment due to former shareholders of Network1 was paid during fiscal year ended June 30, 2019. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended December 31, 2019.

	Quarter ended December 31, 2019	Six months ended December 31, 2019
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$80,397	$77,925
Payments	(38,531)	(38,531)
Change in fair value of contingent consideration	3,176	5,649
Fair value at end of period	$45,043	$45,043

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1 and Intelisys earnouts for the quarter and six months ended December 31, 2018.

	Quarter ended December 31, 2018	Six months ended December 31, 2018
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$80,173	$108,233
Payments	(10,813)	(43,060)
Change in fair value of contingent consideration	1,850	6,434
Foreign currency translation adjustment	676	279
Fair value at end of period	$71,886	$71,886

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liability related to Intelisys at December 31, 2019 and June 30, 2019 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates(a)
December 31, 2019	Discounted cash flow	Weighted average cost of capital	13.9%
		Adjusted EBITDA growth rate	28.1%

June 30, 2019	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	21.5%

(a) Weighted average rates identified for each significant unobservable input relate to the valuation of the Intelisys contingent consideration.

Network1

The final earnout payment was paid to the former shareholders of Network1 during the fiscal year ended June 30, 2019. There was minimal change in the fair value of the contingent consideration for the quarter ended December 31, 2018 recognized in the Condensed Consolidated Income Statements.

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at December 31, 2019 was $45.0 million, all of which is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $3.2 million and $5.6 million for the quarter and six months ended December 31, 2019, respectively. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $49.4 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

The fair value of the liability for the contingent consideration related to Intelisys recognized at December 31, 2018 was $71.9 million, of which $39.7 million was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $1.9 million and $6.4 million for the quarter and six months ended December 31, 2018, respectively. The change in fair value for the prior-year quarter is primarily driven by the recurring amortization of the unrecognized fair value discount, offset by lower than projected actual results.

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

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services and includes our recent acquisition of intY. We have business operations within this segment in the United States, Canada, Brazil, additional Latin American countries and Europe. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$686,237	$701,639	$1,384,028	$1,356,752
Worldwide Communications & Services	303,266	344,382	612,402	662,169
	$989,503	$1,046,021	$1,996,430	$2,018,921
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,435	$4,283	$8,722	$9,016
Worldwide Communications & Services	4,684	3,783	8,579	7,397
Corporate	581	869	1,588	1,790
	$9,700	$8,935	$18,889	$18,203
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$—	$—
Worldwide Communications & Services	3,176	$1,850	$5,649	$6,434
	$3,176	$1,850	$5,649	$6,434
Operating income (loss):
Worldwide Barcode, Networking & Security	$14,076	$18,581	$26,068	$32,112
Worldwide Communications & Services	5,572	11,539	12,942	19,794
Corporate	(1,151)	(414)	(1,909)	(769)
	$18,497	$29,706	$37,101	$51,137
Capital expenditures:
Worldwide Barcode, Networking & Security	$915	$2,784	$1,446	$3,740
Worldwide Communications & Services	894	2,006	1,304	2,036
Corporate	—	—	—	4
	$1,809	$4,790	$2,750	$5,780
Sales by Geography Category:
United States and Canada	$745,377	$786,689	$1,523,895	$1,532,651
International(1)	253,378	266,570	490,845	501,513
Less intercompany sales	(9,252)	(7,238)	(18,310)	(15,243)
	$989,503	$1,046,021	$1,996,430	$2,018,921

(1) For the quarters and six months ended December 31, 2019 and 2018, no sales exceeded 10% of consolidated net sales to any single international country.

	December 31, 2019	June 30, 2019
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,195,012	$1,097,207
Worldwide Communications & Services	949,840	905,439
Corporate	65,278	64,615
	$2,210,130	$2,067,261
Property and equipment, net by Geography Category:
United States and Canada	$56,861	$58,961
International	4,764	4,402
	$61,625	$63,363

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at December 31, 2019 and June 30, 2019.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the net present value of future minimum lease payments over the lease term. The Company generally is not able to determine the rate implicit in its leases and has elected to apply an incremental borrowing rate as the discount rate for the present value determination, which is based on the Company's cost of borrowings for the relevant terms of each lease and geographical economic factors. Certain operating lease agreements contain options to extend or terminate the lease. The lease term used is adjusted for these options when the Company is reasonably certain it will exercise the option. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments not based on a rate or index, such as costs for common area maintenance, are expensed as incurred. Further, the Company has elected the practical expedient to recognize all lease and non-lease components as a single lease component, where applicable.

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at December 31, 2019:

Operating leases	Balance Sheet location	December 31, 2019
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$32,619
Current operating lease liabilities	Accrued expenses and other current liabilities	$6,234
Long-term operating lease liabilities	Other long-term liabilities	$28,405

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarter and six months ended December 31, 2019. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended	Six months ended
	December 31, 2019	December 31, 2019
	(in thousands)
Operating lease cost	$2,045	$4,132
Variable lease cost	437	783
	$2,482	$4,915

Supplemental cash flow information related to the Company's operating leases for the quarter and six months ended December 31, 2019 are presented in the table below:

	Quarter ended	Six months ended
	December 31, 2019	December 31, 2019
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,021	$4,072
Right-of-use assets obtained in exchange for lease obligations	270	1,803

The weighted-average remaining lease term and discount rate at December 31, 2019 are presented in the table below:

December 31, 2019
Weighted-average remaining lease term	6.36 years
Weighted-average discount rate	4.0%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2019:

Operating leases
(in thousands)
Remainder of 2020	$3,966
2021	7,049
2022	6,233
2023	5,679
2024	4,794
Thereafter	11,371
Total future payments	39,092
Less: amounts representing interest	4,453
Present value of lease payments	$34,639

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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $6.4 million and $6.5 million, at December 31, 2019 and June 30, 2019, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$723	$761
Other non-current assets	$4,962	$5,219
Liabilities
Accrued expenses and other current liabilities	$723	$761
Other long-term liabilities	$4,962	$5,219

(13) Income Taxes
Income taxes for the quarter and six months ended December 31, 2019 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the current period a discrete amount of $0.2 million was recognized which is attributable to a change in estimate of nondeductible expenses for a prior period.

The Company’s effective tax rate of 27.7% and 26.9% for the quarter and six months ended December 31, 2019, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes.

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

The Company had approximately $1.3 million and $1.2 million of total gross unrecognized tax benefits at December 31, 2019 and June 30, 2019, respectively. Of this total at December 31, 2019, approximately $1.0 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2019 and June 30, 2019, the Company had approximately $1.1 million and $1.0 million, respectively, accrued for interest and penalties, respectively.

Financial results in Belgium produced a pre-tax income of approximately $1.1 million and $2.5 million for the quarters ended December 31, 2019 and 2018. The valuation of Belgium's net deferred tax asset will depend on future profitability and potential future transactions. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

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

We sell products to the United States and Canada from our facilities located in the United States; into Latin America from facilities located in the United States, Mexico, Brazil, Colombia and Chile; and into Europe from facilities in Europe and the United Kingdom. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities.

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink/Level 3, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Plantronics/Polycom (Poly), RingCentral, Ruckus, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zayo and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

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

Results of Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for the quarters ended December 31, 2019 and 2018.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
Net Sales by Segment:	2019	2018	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$686,237	$701,639	$(15,402)	(2.2)%	(0.4)%
Worldwide Communications & Services	303,266	344,382	(41,116)	(11.9)%	(14.0)%
Total net sales	$989,503	$1,046,021	$(56,518)	(5.4)%	(5.0)%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2019	2018	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,384,028	$1,356,752	$27,276	2.0%	3.8%
Worldwide Communications & Services	612,402	662,169	(49,767)	(7.5)%	(10.3)%
Total net sales	$1,996,430	$2,018,921	$(22,491)	(1.1)%	(1.0)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Planned Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to customers in North America, Europe, Brazil and additional Latin American countries. For the quarter ended December 31, 2019, net sales for the Barcode, Networking & Security segment decreased $15.4 million or 2.2%, compared to the prior-year quarter largely due to lower sales volume in Europe and North America. Excluding the foreign exchange negative impact and Planned Divestitures, adjusted net sales decreased $2.5 million, or 0.4%, for the quarter ended December 31, 2019 compared to the prior-year quarter.

Net sales increased $27.3 million, or 2.0%, for the six months ended December 31, 2019 compared to the prior-year six month period. Excluding the foreign exchange negative impact and Planned Divestitures, adjusted net sales increased $42.0 million, or 3.8%, for the six months ended December 31, 2019. The increase in net sales and adjusted net sales for the six months ended December 31, 2019 is primarily due to higher sales volume across key technologies and higher big deals in North America.

Worldwide Communications & Services
The Worldwide Communications & Services segment consists of sales to customers in North America, Europe, Brazil, and additional Latin American countries. For the quarter and six months ended December 31, 2019, net sales decreased $41.1 million and $49.8 million, compared to the prior year quarter and six month period, respectively. Excluding the foreign exchange negative impact and net sales from Planned Divestitures and acquisitions, adjusted net sales decreased $41.1 million, or 14.0%, for the quarter and $58.3 million, or 10.3% for the six month period. The decrease in both net sales and adjusted net sales is due to lower sales in the premise based communications business in North America, partially offset by increases in net sales from our master agency business.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
Net Sales by Geography:	2019	2018	$ Change	% Change
	(in thousands)
United States and Canada	$736,129	$779,455	$(43,326)	(5.6)%	(5.8)%
International	$253,374	$266,566	(13,192)	(4.9)%	2.1%
Total net sales	$989,503	$1,046,021	$(56,518)	(5.4)%	(5.0)%

	Six months ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2019	2018	$ Change	% Change
	(in thousands)
United States and Canada	$1,505,766	$1,517,412	$(11,646)	(0.8)%	(1.1)%
International	490,664	501,509	(10,845)	(2.2)%	0.1%
Total net sales	$1,996,430	$2,018,921	$(22,491)	(1.1)%	(1.0)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Planned Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following tables summarize our gross profit for the quarters and six month periods ended December 31, 2019 and 2018:

	Quarter ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$60,136	$64,825	$(4,689)	(7.2)%	8.8%	9.2%
Worldwide Communications & Services	53,748	55,653	(1,905)	(3.4)%	17.7%	16.2%
Gross profit	$113,884	$120,478	$(6,594)	(5.5)%	11.5%	11.5%

	Six months ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$118,406	$126,776	$(8,370)	(6.6)%	8.6%	9.3%
Worldwide Communications & Services	107,577	105,916	1,661	1.6%	17.6%	16.0%
Gross profit	$225,983	$232,692	$(6,709)	(2.9)%	11.3%	11.5%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Worldwide Barcode, Networking & Security segment decreased for the quarter and six months ended December 31, 2019 compared to the prior-year periods primarily due to lower vendor program recognition.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, gross profit dollars decreased $1.9 million, for the quarter ended December 31, 2019. Gross profit dollars increased by $1.7 million for the six months ended December 31, 2019. The gross profit margin increased for both periods primarily due to a more favorable sales mix including results contributed by Intelisys recurring revenue.

Operating Expenses

The following tables summarize our operating expenses for the quarters and six month periods ended December 31, 2019 and 2018:

	Quarter ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Selling, general and administrative expenses	$83,121	$80,950	$2,171	2.7%	8.4%	7.7%
Depreciation expense	3,459	3,272	187	5.7%	0.3%	0.3%
Intangible amortization expense	5,631	4,700	931	19.8%	0.6%	0.4%
Change in fair value of contingent consideration	3,176	1,850	1,326	71.7%	0.3%	0.2%
Operating expenses	$95,387	$90,772	$4,615	5.1%	9.6%	8.7%

	Six months ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)

Selling, general and administrative expenses	$165,632	$158,880	$6,752	4.2%	8.3%	7.9%
Depreciation expense	7,008	6,538	470	7.2%	0.4%	0.3%
Intangible amortization expense	10,593	9,703	890	9.2%	0.5%	0.5%
Change in fair value of contingent consideration	5,649	6,434	(785)	(12.2)%	0.3%	0.3%
Operating expenses	$188,882	$181,555	$7,327	4.0%	9.5%	9.0%

Selling, general and administrative expenses ("SG&A") increased $2.2 million and $6.8 million for the quarter and six months ended December 31, 2019, respectively, as compared to the prior-year periods. Higher SG&A expenses for the quarter and six months reflect investments in future growth for our recurring revenue and service-based businesses. These investments have primarily resulted in increased employee-related expenses.

Depreciation expense remained consistent for the quarter ended December 31, 2019 compared to the prior-year quarter. Depreciation expense increased $0.2 million and $0.5 million for the quarter and six months ended December 31, 2019, respectively, compared to the prior-year periods, primarily due to additional expense related to assets capitalized during the prior year. The purchase price allocation for the intY acquisition, including the valuation of the identifiable intangible assets, was not concluded as of the reporting date. The increase in intangible amortization expense for the quarter and six months ended December 31, 2019 reflects estimated intangible amortization for the intY acquisition.

We recorded expense from change in fair value of contingent consideration of $3.2 million and $5.6 million for the quarter and six months ended December 31, 2019, all of which relates to Intelisys. The expense from change in fair value of contingent consideration for the quarter and six months ended December 31, 2019 is largely from recurring amortization of the unrecognized fair value discount of the contingent consideration liability and better than expected actual results.

Operating Income

The following tables summarize our operating income for the quarters and six month periods ended December 31, 2019 and 2018:

	Quarter ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$14,076	$18,581	$(4,505)	(24.2)%	2.1%	2.6%
Worldwide Communications & Services	5,572	11,539	(5,967)	(51.7)%	1.8%	3.4%
Corporate	(1,151)	(414)	(737)	nm*	nm*	nm*
Operating income	$18,497	$29,706	$(11,209)	(37.7)%	1.9%	2.8%

	Six months ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$26,068	$32,112	$(6,044)	(18.8)%	1.9%	2.4%
Worldwide Communications & Services	12,942	19,794	(6,852)	(34.6)%	2.1%	3.0%
Corporate	(1,909)	(769)	(1,140)	nm*	nm*	nm*
Operating income	$37,101	$51,137	$(14,036)	(27.4)%	1.9%	2.5%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income decreased $4.5 million and $6.0 million for the quarter and six months ended December 31, 2019, respectively, compared to the prior-year periods. Operating margin decreased to 2.1% and 1.9% for the quarter and six months ended December 31, 2019 compared to the prior-year periods, primarily due to lower gross profit margins.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income decreased $6.0 million and $6.9 million for the quarter and six months ended December 31, 2019. Operating margin decreased to 1.8% and 2.1% for the quarter and six months ended December 31, 2019, respectively, compared to the prior-year periods, largely due to SG&A investments in future growth of our master agency and service-based businesses..

Corporate

Corporate incurred $1.2 million and $1.9 million in acquisition and divestiture expenses for the quarter and six months ended December 31, 2019, respectively, compared to $0.4 million and $0.8 million in acquisition expenses for the quarter and six months ended December 31, 2018, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the quarters and six month periods ended December 31, 2019 and 2018:

	Quarter ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Interest expense	$3,751	$3,119	$632	20.3%	0.4%	0.3%
Interest income	(749)	(264)	(485)	(183.7)%	(0.1)%	(0.0)%
Net foreign exchange (gains) losses	(102)	420	(522)	(124.3)%	(0.0)%	0.0%
Other, net	(123)	(219)	96	43.8%	(0.0)%	(0.0)%
Total other (income) expense, net	$2,777	$3,056	$(279)	(9.1)%	0.3%	0.3%

	Six months ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Interest expense	$7,543	$5,746	$1,797	31.3%	0.4%	0.3%
Interest income	(1,548)	(715)	(833)	116.5%	(0.1)%	(0.0)%
Net foreign exchange (gains) losses	(191)	517	(708)	(136.9)%	(0.0)%	0.0%
Other, net	(4)	(284)	280	(98.6)%	(0.0)%	(0.0)%
Total other (income) expense, net	$5,800	$5,264	$536	10.2%	0.3%	0.3%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and six months ended December 31, 2019 compared to the prior-year periods, principally from higher borrowings on our multi-currency senior secured revolving credit facility and senior secured term loan facility.

Interest income for the quarter and six months ended December 31, 2019 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income increased for the quarter and six months ended December 31, 2019 compared to the prior-year principally from interest earned on customer receivables in North America and Brazil, coupled with higher cash balances in Brazil.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. While we utilize foreign exchange contracts and debt in non-functional currencies to hedge foreign currency exposure, our foreign exchange policy prohibits the use of derivative financial instruments for speculative transactions. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange gains and losses.

Provision for Income Taxes

For the quarter and six months ended December 31, 2019, income tax expense was $4.4 million and $8.4 million, respectively, reflecting an effective tax rate of 27.7% and 26.9%, respectively. The effective tax rate for the quarter and six months ended December 31, 2018 was 25.0% and 25.2%, respectively. The increase in the effective tax rate is primarily due to a change in the geographical mix of income as compared to the prior-year quarter. We expect the effective tax rate, excluding discrete items, for fiscal year 2020 to be approximately 25.5% to 26.5%. See Note 13- Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Net Sales by Segment:
	Quarter ended December 31,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:	in thousands
Net sales, reported	$686,237	$701,639	$(15,402)	(2.2)%
Planned Divestitures	(111,237)	(122,326)
Non-GAAP net sales, excluding Planned Divestitures	575,000	579,313	(4,313)	(0.7)%
Foreign exchange impact(a)	1,799	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$576,799	$579,313	$(2,514)	(0.4)%

Worldwide Communications & Services:
Net sales, reported	$303,266	$344,382	$(41,116)	(11.9)%
Planned Divestitures	(44,530)	(51,285)
Non-GAAP net sales, excluding Planned Divestitures	258,736	293,097	(34,361)	(11.7)%
Foreign exchange impact(a)	5,187	—
Less: Acquisitions	(12,036)	(98)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$251,887	$292,999	$(41,112)	(14.0)%

Consolidated:
Net sales, reported	$989,503	$1,046,021	$(56,518)	(5.4)%
Planned Divestitures	(155,767)	(173,611)
Non-GAAP net sales, excluding Planned Divestitures	833,736	872,410	(38,674)	(4.4)%
Foreign exchange impact(a)	6,986	—
Less: Acquisitions	(12,036)	(98)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$828,686	$872,312	$(43,626)	(5.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2019 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2018.

Net Sales by Segment:
	Six months ended December 31,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$1,384,028	$1,356,752	$27,276	2.0%
Planned Divestitures	(227,840)	(240,693)
Non-GAAP net sales, excluding Planned Divestitures	1,156,188	1,116,059	40,129	3.6%
Foreign exchange impact (a)	1,894	—
Less: Acquisitions	—	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$1,158,082	$1,116,059	$42,023	3.8%

Worldwide Communications & Services:
Net sales, as reported	$612,402	$662,169	$(49,767)	(7.5)%
Planned Divestitures	(83,442)	(92,564)
Non-GAAP net sales, excluding Planned Divestitures	528,960	569,605	(40,645)	(7.1)%
Foreign exchange impact (a)	5,431	—
Less: Acquisitions	(24,193)	(1,062)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$510,198	$568,543	$(58,345)	(10.3)%

Consolidated:
Net sales, as reported	$1,996,430	$2,018,921	$(22,491)	(1.1)%
Planned Divestitures	(311,282)	(333,257)
Non-GAAP net sales, excluding Planned Divestitures	1,685,148	1,685,664	(516)	—%
Foreign exchange impact (a)	7,325	—
Less: Acquisitions	(24,193)	(1,062)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$1,668,280	$1,684,602	$(16,322)	(1.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2019 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2018.

Net Sales by Geography:
	Quarter ended December 31,
	2019	2018	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$736,129	$779,455	$(43,326)	(5.6)%
Less: Acquisitions	(2,312)	(98)
Non-GAAP Net sales, excluding acquisitions	$733,817	$779,357	$(45,540)	(5.8)%

International:
Net sales, as reported	$253,374	$266,566	$(13,192)	(4.9)%
Planned Divestitures	(155,767)	(173,611)
Non-GAAP net sales, excluding Planned Divestitures	97,607	92,955	4,652	5.0%
Foreign exchange impact (a)	6,986	—
Less: Acquisitions	(9,724)	—

Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$94,869	$92,955	$1,914	2.1%

Consolidated:
Net sales, as reported	$989,503	$1,046,021	$(56,518)	(5.4)%
Planned Divestitures	(155,767)	(173,611)
Non-GAAP net sales, excluding Planned Divestitures	833,736	872,410	(38,674)	(4.4)%
Foreign exchange impact(a)	6,986	—
Less: Acquisitions	(12,036)	(98)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$828,686	$872,312	$(43,626)	(5.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2019 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2018.

	Six months ended December 31,
	2019	2018	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,505,766	$1,517,412	$(11,646)	(0.8)%
Less: Acquisitions	(5,907)	(1,062)
Net sales, constant currency excluding acquisitions	$1,499,859	$1,516,350	$(16,491)	(1.1)%

International:
Net sales, as reported	$490,664	$501,509	$(10,845)	(2.2)%
Planned Divestitures	(311,282)	(333,257)
Non-GAAP net sales, excluding Planned Divestitures	179,382	168,252	11,130	6.6%
Foreign exchange impact (a)	7,325	—
Less: Acquisitions	(18,286)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$168,421	$168,252	$169	0.1%

Consolidated:
Net sales, as reported	$1,996,430	$2,018,921	$(22,491)	(1.1)%
Planned Divestitures	(311,282)	(333,257)
Non-GAAP net sales, excluding Planned Divestitures	1,685,148	1,685,664	(516)	—%
Foreign exchange impact (a)	7,325	—
Less: Acquisitions	(24,193)	(1,062)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$1,668,280	$1,684,602	$(16,322)	(1.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2019 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2018.

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

	Quarter ended December 31, 2019
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs(a)	Restructuring costs	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$989,503	$—	$—	$—	$—	$(155,767)	$833,736
Gross profit	113,884	—	—	—	—	(15,471)	98,413
Operating income	18,497	5,631	3,176	1,151	490	(371)	28,574
Other expense, net	2,777	—	—	—	—	(238)	2,539
Pre-tax income	15,720	5,631	3,176	1,151	490	(133)	26,035
Net income	11,366	4,289	2,401	1,151	378	(121)	19,464
Diluted EPS	$0.45	$0.17	$0.09	$0.05	$0.01	$—	$0.77

	Quarter ended December 31, 2018
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs(a)	Restructuring costs	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,046,021	$—	$—	$—	$—	$(173,611)	$872,410
Gross profit	120,478	—	—	—	—	(16,998)	103,480
Operating income	29,706	4,700	1,850	414	—	(2,102)	34,568
Other expense, net	3,056	—	—	—	—	(513)	2,543
Pre-tax income	26,650	4,700	1,850	414	—	(1,588)	32,026
Net income	19,982	3,567	1,408	414	—	(650)	24,721
Diluted EPS	$0.78	$0.14	$0.05	$0.02	$—	$(0.03)	$0.96

(a) Acquisition and divestiture costs are generally nondeductible for tax purposes.

	Six months ended December 31, 2019
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs(a)	Restructuring costs	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,996,430	$—	$—	$—	$—	$(311,282)	$1,685,148
Gross profit	225,983	—	—	—	—	(28,867)	197,116
Operating income	37,101	10,593	5,649	1,909	659	136	56,047
Other expense, net	5,800	—	—	—	—	(378)	5,422
Pre-tax income	31,301	10,593	5,649	1,909	659	514	50,625
Net income	22,896	8,035	4,270	1,909	505	323	37,938
Diluted EPS	$0.90	$0.32	$0.17	$0.07	$0.02	$0.01	$1.49

	Six months ended December 31, 2018
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs(a)	Restructuring costs	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$2,018,921	$—	$—	$—	$—	$(333,257)	$1,685,664
Gross profit	232,692	—	—	—	—	(32,196)	200,496
Operating income	51,137	9,703	6,434	769	1,328	(2,150)	67,221
Other expense, net	5,264	—	—	—	—	(346)	4,918
Pre-tax income	45,873	9,703	6,434	769	1,328	(1,804)	62,303
Net income	34,303	7,365	4,895	769	955	(697)	47,590
Diluted EPS	$1.33	$0.29	$0.19	$0.03	$0.04	$(0.03)	$1.85

(a) Acquisition and divestiture costs are generally nondeductible for tax purposes.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$14,076	$18,581	$(4,505)	(24.2)%	2.1%	2.6%
Adjustments:
Amortization of intangible assets	1,968	1,854	114
Restructuring costs	—	—	—
Planned Divestitures	(735)	(2,292)	1,557
Non-GAAP operating income	$15,309	$18,143	$(2,834)	(15.6)%	2.7%	3.1%

Worldwide Communications & Services:
GAAP operating income	$5,572	$11,539	$(5,967)	(51.7)%	1.8%	3.4%
Adjustments:
Amortization of intangible assets	3,664	2,846	818
Change in fair value of contingent consideration	3,176	1,850	1,326
Restructuring costs	490	—	490
Planned Divestitures	364	190	174
Non-GAAP operating income	$13,266	$16,425	$(3,159)	(19.2)%	5.1%	5.6%

Corporate:
GAAP operating income	$(1,151)	$(414)	$(737)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	1,151	414	737
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$18,497	$29,706	$(11,209)	(37.7)%	1.9%	2.8%
Adjustments:
Amortization of intangible assets	5,631	4,700	931
Change in fair value of contingent consideration	3,176	1,850	1,326
Acquisition and divestiture costs	1,151	414	737
Restructuring costs	490	—	490
Planned Divestitures	(371)	(2,102)	1,731
Non-GAAP operating income	$28,574	$34,568	$(5,994)	(17.3)%	3.4%	4.0%

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2019	2018	$ Change	% Change	2019	2018
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$26,068	$32,112	$(6,044)	(18.8)%	1.9%	2.4%
Adjustments:
Amortization of intangible assets	3,935	4,163	(228)
Restructuring Costs	—	708	(708)
Planned Divestitures	(1,634)	(2,769)	1,135
Non-GAAP operating income	$28,369	$34,214	$(5,845)	(17.1)%	2.5%	3.1%

Worldwide Communications & Services:
GAAP operating income	$12,942	$19,794	$(6,852)	(34.6)%	2.1%	3.0%
Adjustments:
Amortization of intangible assets	6,658	5,540	1,118
Change in fair value of contingent consideration	5,649	6,434	(785)
Restructuring costs	490	620	(130)
Planned Divestitures	1,770	619	1,151
Non-GAAP operating income	$27,509	$33,007	$(5,498)	(16.7)%	5.2%	5.8%

Corporate:
GAAP operating income	$(1,909)	$(769)	$(1,140)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	1,909	769	1,140
Restructuring costs	169	—	169
Non-GAAP operating income	$169	$—	$169	nm*	nm*	nm*

Consolidated:
GAAP operating income	$37,101	$51,137	$(14,036)	(27.4)%	1.9%	2.5%
Adjustments:
Amortization of intangible assets	10,593	9,703	890
Change in fair value of contingent consideration	5,649	6,434	(785)
Acquisition and divestiture costs	1,909	769	1,140
Restructuring costs	659	1,328	(669)
Planned Divestitures	136	(2,150)	2,286
Non-GAAP operating income	56,047	67,221	$(11,174)	(16.6)%	3.3%	4.0%
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended December 31, 2019 and 2018, respectively:

	Quarter ended December 31,
	2019	2018
Return on invested capital ratio, annualized(a)	9.9%	12.7%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2019	2018
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$11,366	$19,982
Plus: Interest expense	3,751	3,119
Plus: Income taxes	4,354	6,668
Plus: Depreciation and amortization	9,700	8,935
EBITDA (non-GAAP)	29,171	38,704
Plus: Change in fair value of contingent consideration	3,176	1,850
Plus: Acquisition and divestiture costs (a)	1,151	414
Plus: Restructuring costs	490	—
Plus: Impact of Planned Divestitures	(870)	(1,864)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$33,118	$39,104

	Quarter ended December 31,
	2019	2018
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$905,751	$877,897
Equity – end of the quarter	927,580	899,503
Plus: Change in fair value of contingent consideration, net of tax	2,401	1,408
Plus: Acquisition and divestiture costs (a)	1,151	414
Plus: Restructuring, net of tax	378	—
Plus: Impact of Planned Divestitures, net of tax	(121)	(650)
Average equity	918,570	889,286
Average funded debt (b)	411,614	333,138
Invested capital (denominator for ROIC) (non-GAAP)	$1,330,184	$1,222,424

(a)	Acquisition and divestiture costs are generally nondeductible for tax purposes.

(b)	Average funded debt is calculated as the average daily amounts outstanding on our current and long-term interest-bearing debt.

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

Our cash and cash equivalents balance totaled $42.0 million at December 31, 2019, compared to $23.8 million at June 30, 2019, including $27.7 million and $18.9 million held outside of the United States at December 31, 2019 and June 30, 2019, respectively. Checks released but not yet cleared in the amounts of $29.3 million and $7.4 million are included in accounts payable at December 31, 2019 and June 30, 2019, respectively.

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

Our net investment in working capital at December 31, 2019 was $707.0 million compared to $776.4 million at June 30, 2019 and $759.0 million at December 31, 2018. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Six months ended
	December 31,
	2019	2018
Cash provided by (used in):	(in thousands)
Operating activities	$118,060	$(51,770)
Investing activities	(51,671)	(37,963)
Financing activities	(47,947)	86,831
Effect of exchange rate change on cash and cash equivalents	(255)	121
Increase (decrease) in cash and cash equivalents	$18,187	$(2,781)

Net cash provided by operating activities was $118.1 million for the six months ended December 31, 2019, compared to $51.8 million used by operating activities in the prior-year period. Cash provided by operating activities for the six months ended December 31, 2019 is primarily attributable to increases in accounts payable and cash from net income, partially offset by increases in inventory. Cash used in operating activities for the six months ended December 31, 2018 is primarily attributable to increases in inventory and accounts receivable, partially offset by cash from net income and increases in accounts payable.

Excluding Intelisys, the number of days sales outstanding ("DSO") was 59 days at December 31, 2019, compared to 62 days at June 30, 2019 and 58 days at December 31, 2018. Inventory turned 4.8 times during the second quarter of fiscal year 2020 compared to 5.1 for the previous quarter and 5.4 times in the prior-year quarter.

Cash used in investing activities for the six months ended December 31, 2019 was $51.7 million, compared to $38.0 million used in the prior-year period. Cash used in investing activities primarily represents cash used to acquire intY in the six months ended December 31, 2019, compared to cash used to acquire Canpango, Intelisys Global and RPM in the prior-year period.

Management expects capital expenditures for fiscal year 2020 to range from $4 million to $6 million, primarily for rental equipment investments, IT investments and facility improvements.

For the six months ended December 31, 2019, cash used for financing activities totaled $47.9 million, compared to $86.8 million provided in the prior-year period. Cash used in financing activities for the six months ended December 31, 2019 primarily represents contingent consideration payments to the former shareholders of Intelisys and the repurchase of common stock. Cash provided by financing activities for the six months ended December 31, 2018 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Intelisys and Network1.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at December 31, 2019. There was $202.8 million and $200.8 million in outstanding borrowings on our revolving credit facility at December 31, 2019 and June 30, 2019, respectively.

On a gross basis, we borrowed $1,084 million and repaid $1,084 million on our revolving credit facility in the six months ended December 31, 2019. In the prior-year period, on a gross basis, we borrowed $1,126 million and repaid $1,003 million. The average daily balances during the six month periods ended December 31, 2019 and 2018 were $253.1 million and $296.1 million, respectively. There were letters of credit issued under the multi-currency revolving credit facility of $0.3 million at December 31, 2019. There were no letters of credit issued at June 30, 2019. There was $147.2 million and $149.2 million available for additional borrowings at December 31, 2019 and June 30, 2019, respectively. Future availability will depend upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our overall net debt relative to our EBITDA and (2) EBITDA relative to total interest expense, respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases.

We have a bank overdraft facility with Bank    of America used by our European subsidiaries. The facility allows us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was $2.1 million outstanding balance on the overdraft facility at December 31, 2019 and $4.6 million outstanding at June 30, 2019.

At December 31, 2019, we were obligated to pay certain earnout payments to the former shareholders of Intelisys related to the acquisition on August 29, 2016. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. Future earnout payments for Intelisys are expected to be funded by cash from operations and our existing revolving credit facility.

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

At December 31, 2019, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 22, 2019.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective at December 31, 2019. During the quarter ended December 31, 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. The share repurchase authorization expired in August 2019. The following table presents the share-repurchase activity, including shares withheld from employees for stock based awards, for the quarter ended December 31, 2019.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(b)
October 1, 2019 through October 31, 2019	—	$—	—	$—
November 1, 2019 through November 30, 2019	—	$—	—	$—
December 1, 2019 through December 31, 2019	36,393	$36.85	—	$—
Total	36,393	$36.85	—	$—

(a) Total number of shares purchased represents shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations in combination with shares repurchased under the program defined above for the quarter ended December 31, 2019.
(b) Share repurchase program expired in August 2019.

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Fifth Amendment to Industrial Lease Agreement, by and between GPT 8650 Commerce Drive Owner LLC and 8650 Commerce Drive LLC

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2019 and June 30, 2019; (ii) the Condensed Consolidated Income Statements for the quarter and six months ended December 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarter and six months ended December 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Shareholder's Equity at December 31, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 4, 2020	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	February 4, 2020	Executive Vice President and Chief Financial Officer (Principal Financial Officer)