Form 10-Q
period 2020-03-31
SCANSOURCE, INC.
filed 2020-05-11
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2020
Common Stock, no par value per share	25,345,789 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2020

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and suppliers, termination of our relationship with key suppliers or a significant modification of the terms under which we operate with a key supplier, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions, the impact of the COVID-19 pandemic on our operations and financial condition and the other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2019 and in the "Risk Factors" contained in Part II, Item 1a in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$34,596	$23,818
Accounts receivable, less allowance of $34,119 at March 31, 2020 and $38,849 at June 30, 2019	618,758	654,983
Inventories	666,458	697,343
Prepaid expenses and other current assets	116,221	101,171
Total current assets	1,436,033	1,477,315
Property and equipment, net	60,891	63,363
Goodwill	338,358	319,538
Identifiable intangible assets, net	133,228	127,939
Deferred income taxes	23,635	24,724
Other non-current assets	81,656	54,382
Total assets	$2,073,801	$2,067,261
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$608,417	$558,101
Accrued expenses and other current liabilities	108,086	91,407
Current portion of contingent consideration	45,660	38,393
Income taxes payable	989	4,310
Short-term borrowings	143	4,590
Current portion of long-term debt	6,901	4,085
Total current liabilities	770,196	700,886
Deferred income taxes	1,077	1,395
Long-term debt, net of current portion	145,050	151,014
Borrowings under revolving credit facility	168,502	200,817
Long-term portion of contingent consideration	—	39,532
Other long-term liabilities	91,298	59,488
Total liabilities	1,176,123	1,153,132
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,345,798 and 25,408,397 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	62,314	64,287
Retained earnings	964,538	939,930
Accumulated other comprehensive loss	(129,174)	(90,088)
Total shareholders’ equity	897,678	914,129
Total liabilities and shareholders’ equity	$2,073,801	$2,067,261

June 30, 2019 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$872,483	$893,357	$2,850,812	$2,912,278
Cost of goods sold	777,674	783,342	2,530,020	2,569,570
Gross profit	94,809	110,015	320,792	342,708
Selling, general and administrative expenses	78,923	77,688	244,557	236,569
Depreciation expense	3,493	3,417	10,500	9,954
Intangible amortization expense	5,486	5,005	16,079	14,708
Change in fair value of contingent consideration	618	5,101	6,266	11,535
Operating income	6,289	18,804	43,390	69,942
Interest expense	3,421	3,670	10,964	9,415
Interest income	(1,080)	(682)	(2,629)	(1,397)
Other (income) expense, net	296	21	102	254
Income before income taxes	3,652	15,795	34,953	61,670
Provision for income taxes	1,939	4,080	10,345	15,651
Net income	$1,713	$11,715	$24,608	$46,019
Per share data:
Net income per common share, basic	$0.07	$0.46	$0.97	$1.79
Weighted-average shares outstanding, basic	25,346	25,704	25,386	25,647

Net income per common share, diluted	$0.07	$0.45	$0.97	$1.79
Weighted-average shares outstanding, diluted	25,363	25,762	25,444	25,755

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$1,713	$11,715	$24,608	$46,019
Unrealized (loss) gain on hedged transaction, net of tax	(4,046)	(350)	(4,217)	(819)
Foreign currency translation adjustment	(28,788)	(1,797)	(34,869)	(5,196)
Comprehensive (loss) income	$(31,121)	$9,568	$(14,478)	$40,004

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129
Net income	—	—	11,530	—	11,530
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,071)	(1,071)
Foreign currency translation adjustment	—	—	—	(14,639)	(14,639)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	786	(12)	—	—	(12)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	1,246	—	—	1,246
Balance at September 30, 2019	25,241,115	$60,089	$951,460	$(105,798)	$905,751
Net income	—	—	11,366	—	11,366
Unrealized loss on hedged transaction, net of tax	—	—	—	900	900
Foreign currency translation adjustment	—	—	—	8,558	8,558
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,683	(621)	—	—	(621)
Common stock repurchased	—	—	—	—	—
Share-based compensation	—	1,627	—	—	1,627
Balance at December 31, 2019	25,345,798	$61,095	$962,825	$(96,340)	$927,580
Net income	—	—	1,713	—	1,713
Unrealized loss on hedged transaction, net of tax	—	—	—	(4,046)	(4,046)
Foreign currency translation adjustment	—	—	—	(28,788)	(28,788)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	34	—	—	34
Common stock repurchased	—	—	—	—	—
Share-based compensation	—	1,185	—	—	1,185
Balance at March 31, 2020	25,345,798	$62,314	$964,538	$(129,174)	$897,678

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	25,593,122	$68,220	$882,333	$(84,177)	$866,376
Net income	—	—	14,322	—	14,322
Unrealized gain on hedged transaction, net of tax	—	—	—	146	146
Foreign currency translation adjustment	—	—	—	(4,762)	(4,762)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	14,542	425	—	—	425
Share-based compensation	—	1,390	—	—	1,390
Balance at September 30, 2018	25,607,664	$70,035	$896,655	$(88,793)	$877,897
Net income	—	—	19,982	—	19,982
Unrealized loss on hedged transaction, net of tax	—	—	—	(615)	(615)
Foreign currency translation adjustment	—	—	—	1,363	1,363
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,065	(321)	—	—	(321)
Stock repurchased	(9,387)	(308)	—	—	(308)
Share based compensation	—	1,506	—	—	1,506
Balance at December 31, 2018	25,702,342	$70,912	$916,637	$(88,045)	$899,504
Net income	—	—	11,715	—	11,715
Unrealized loss on hedged transaction, net of tax	—	—	—	(350)	(350)
Foreign currency translation adjustment	—	—	—	(1,797)	(1,797)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	3,500	(2)	—	—	(2)
Share based compensation	—	1,993	—	—	1,993
Balance at March 31, 2019	25,705,842	$72,903	$928,352	$(90,192)	$911,063

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$24,608	$46,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,428	27,566
Amortization of debt issuance costs	313	252
Provision for doubtful accounts	3,077	3,199
Share-based compensation	4,097	4,906
Deferred income taxes	(1,748)	1,132
Change in fair value of contingent consideration	6,266	11,535
Contingent consideration payments excess	(3,050)	(10,190)
Finance lease interest	64	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,842	40,530
Inventories	15,656	(169,031)
Prepaid expenses and other assets	(15,957)	10,116
Other non-current assets	428	413
Accounts payable	62,553	25,138
Accrued expenses and other liabilities	17,153	(4,082)
Income taxes payable	(3,647)	(12,050)
Net cash provided by (used in) operating activities	150,083	(24,547)
Cash flows from investing activities:
Capital expenditures	(6,617)	(10,977)
Cash paid for business acquisitions, net of cash acquired	(48,921)	(32,161)
Net cash used in investing activities	(55,538)	(43,138)
Cash flows from financing activities:
Borrowings on revolving credit	1,670,227	1,602,568
Repayments on revolving credit	(1,701,494)	(1,503,654)
Repayments on short-term borrowings, net	(4,384)	—
Repayments on long-term debt	(3,147)	(330)
Repayments of finance lease obligations	(660)	(495)
Contingent consideration payments	(35,481)	(35,606)
Exercise and issuance of equity awards	754	1,509
Taxes paid on settlement of equity awards	(1,354)	(1,406)
Repurchase of common stock	(6,077)	(308)
Net cash (used in) provided by financing activities	(81,616)	62,278
Effect of exchange rate changes on cash and cash equivalents	(2,151)	277
Increase (decrease) in cash and cash equivalents	10,778	(5,130)
Cash and cash equivalents at beginning of period	23,818	25,530
Cash and cash equivalents at end of period	$34,596	$20,400

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2020 and June 30, 2019, the results of operations for the quarters and nine months ended March 31, 2020 and 2019, the statements of comprehensive (loss) income for the quarters and nine months ended March 31, 2020 and 2019, the statements of shareholders' equity for the quarters and nine months ended March 31, 2020 and 2019 and the statements of cash flows for the nine months ended March 31, 2020 and 2019. The results of operations for the quarters and nine months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2020 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

See Note 11 Leases for a discussion of the policies established upon adoption of Accounting Standards Update ("ASU") 2016-02, Leases (ASC Topic 842) in fiscal year 2020.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $2.5 million and $7.4 million are included in accounts payable on the condensed consolidated balance at March 31, 2020 and June 30, 2019, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.5 million and $10.5 million for the quarter and nine months ended March 31, 2020, respectively, and $3.4 million and $10.0 million for the quarter and nine months ended March 31, 2019, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.6 million and $1.8 million for the quarter and nine months ended March 31, 2020, respectively, and $0.9 million and $2.9 million for the quarter and nine months ended March 31, 2019, respectively. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.5 million and $16.1 million for the quarter and nine months ended March 31, 2020, respectively, and $5.0 million and $14.7 million for the quarter and nine months ended March 31, 2019, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (ASC Topic 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees are required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. This ASU is effective for the Company beginning in the first quarter of fiscal 2020. Entities are required to use the modified retrospective approach of adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.  The Company adopted the standard on July 1, 2019 and applied it at the beginning of the period of adoption. Therefore, upon adoption, financial information and disclosures are not updated for comparative reporting periods under the new standard. Additionally, the Company has elected the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. Upon adoption, the Company recognized right-of-use assets and corresponding lease liabilities for both operating and finance leases of approximately $37.0 million on the Condensed Consolidated Balance Sheets. The adoption of this standard was not material to the Company’s Condensed Consolidated Income Statements. See Note 11 for additional lease disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently evaluating the potential need for a revised method to assess its allowance for doubtful accounts receivable and the related impact of this guidance on its consolidated financial statements.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$583,642	$273,120	$856,762
Master agency and professional services(a)	—	15,721	15,721
	$583,642	$288,841	$872,483

	Nine months ended March 31, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,967,670	$836,883	$2,804,553
Master agency and professional services(a)	—	46,259	46,259
	$1,967,670	$883,142	$2,850,812

(a) Includes Intelisys Communications, Inc., Canpango and Intelisys Global Ltd.

	Quarter ended March 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$596,913	$282,124	$879,037
Master agency and professional services(a)	—	14,320	14,320
	$596,913	$296,444	$893,357

	Nine months ended March 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,953,664	$917,727	$2,871,391
Master agency and professional services(a)	—	40,887	40,887
	$1,953,664	$958,614	$2,912,278

(a) Includes Intelisys Communications, Inc., Canpango and Intelisys Global Ltd.

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$1,713	$11,715	$24,608	$46,019
Denominator:
Weighted-average shares, basic	25,346	25,704	25,386	25,647
Dilutive effect of share-based payments	17	58	58	108
Weighted-average shares, diluted	25,363	25,762	25,444	25,755

Net income per common share, basic	$0.07	$0.46	$0.97	$1.79
Net income per common share, diluted	$0.07	$0.45	$0.97	$1.79

For the quarter and nine months ended March 31, 2020, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,036,740 and 980,803, respectively. For the quarter and nine months ended March 31, 2019, weighted-average shares outstanding excluded from the computation of diluted earnings per share were 592,411 and 459,189, respectively.

(4) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	March 31, 2020	June 30, 2019
	(in thousands)
Foreign currency translation adjustment	$(122,782)	$(87,913)
Unrealized loss on hedged transaction, net of tax	(6,392)	(2,175)
Accumulated other comprehensive loss	$(129,174)	$(90,088)

The tax effect of amounts in comprehensive income (loss) reflect a tax expense or benefit as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
	(in thousands)
Tax (expense) benefit	$(740)	$(193)	$(1,174)	$(187)

(5) Acquisitions
intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The allocation of the purchase price to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized less than $0.1 million and $0.5 million for the quarter and nine months ended March 31, 2020, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, the Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management (CRM) and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The purchase price of these collective acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Purchase accounting was finalized during the year ended June 30, 2019. The impact of these acquisitions was not material to the consolidated financial statements. The Company recognized $0.2 million and $1.0 million during the quarter and nine months ended March 31, 2019, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with these acquisitions. RPM, Canpango and Intelisys Global are included in the Worldwide Communications & Services segment.

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2020, by reporting segment, are set forth in the table below. Additions to goodwill for the current year are due to the acquisition of intY. The allocation of the purchase price for the intY acquisition, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2019	$137,077	$182,461	$319,538
Additions	—	26,110	26,110
Foreign currency translation adjustment	(584)	(6,706)	(7,290)
Balance at March 31, 2020	$136,493	$201,865	$338,358

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2020. Additions to identifiable intangible assets for the current year are estimates recognized from the acquisition of intY.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2019	$127,939
Additions	23,725
Amortization expense	(16,079)
Foreign currency translation adjustment	(2,357)
Balance at March 31, 2020	$133,228

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at March 31, 2020 and June 30, 2019.

	March 31, 2020	June 30, 2019
	(in thousands)
Short-term borrowings	$143	$4,590
Current portion of long-term debt	6,901	4,085
Mississippi revenue bond, net of current portion	4,425	4,764
Senior secured term loan facility, net of current portion	140,625	146,250
Borrowings under revolving credit facility	168,502	200,817
Total debt	$320,596	$360,506

Short-term Borrowings

The Company has a bank overdraft facility with Bank     of America used by its European subsidiaries. The facility allows the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. Since borrowings outstanding under the overdraft facility at March 31, 2020 were denominated in euros, which bore a negative LIBOR rate, the interest applicable to the Company was 1.0%. There was $0.1 million outstanding balance on the overdraft facility at March 31, 2020 and $4.6 million outstanding at June 30, 2019.

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 30, 2019, the Company amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $1.1 million in connection with the amendments to the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, loans under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the LIBOR or alternate base rate depending upon the Company's net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash ("Credit Facility Net Debt") to trailing four-quarter adjusted earnings before interest expense, taxes, depreciation and amortization ("Credit Facility EBITDA") (the "Leverage Ratio"). This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. Additionally, the Company is charged commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. Under the terms of the revolving credit facility, the payment of cash dividends is restricted.

At March 31, 2020, the spread in effect was 1.750% for LIBOR-based loans and 0.750% for alternate base rate loans. The commitment fee rate in effect at March 31, 2020 was 0.30%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at March 31, 2020.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2020 and 2019 was $252.4 million and $313.6 million, respectively. There was $181.5 million and $149.2 million in unused borrowing capacity at March 31, 2020 and June 30, 2019, respectively. At March 31, 2020, based upon the Leverage Ratio calculation, there was $79.0 million available for additional borrowings. There were letters of credit issued under the multi-currency revolving credit facility of $0.3 million at March 31, 2020. There were no letters of credit issued at June 30, 2019.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2020, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2020 and June 30, 2019 were 2.21% and 3.28%, respectively.

Debt Issuance Costs

At March 31, 2020, net debt issuance costs associated with the credit facility and bond totaled $1.7 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $94.8 million and $110.7 million for the exchange of foreign currencies at March 31, 2020 and June 30, 2019, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2020 and 2019 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$(6,178)	$1,125	$(5,978)	$178
Net foreign currency transactional and re-measurement (gains) losses	6,546	(654)	6,155	810
Net foreign currency exchange (gains) losses	$368	$471	$177	$988

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and nine months ended March 31, 2020 and 2019.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the quarters and nine months ended March 31, 2020 and 2019, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands)
Net interest expense (income) recognized as a result of interest rate swap	$180	$(79)	$343	$(161)
Unrealized gain (loss) in fair value of interest rate swap	(5,518)	(385)	(5,890)	(919)
Net increase (decrease) in accumulated other comprehensive (loss) income	$(5,338)	$(464)	$(5,547)	$(1,080)
Income tax effect	(1,292)	(114)	(1,330)	(261)
Net increase (decrease) in accumulated other comprehensive (loss) income, net of tax	$(4,046)	$(350)	$(4,217)	$(819)

The Company used the following derivative instruments at March 31, 2020 and June 30, 2019, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2020		June 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$209	$—	$165
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$130	$—	$168
Interest rate swap agreement	Other long-term liabilities	$8,922	$—	$3,504	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$23,553	$23,553	$—	$—
Forward foreign currency exchange contracts	209	—	209	—
Total assets at fair value	$23,762	$23,553	$209	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$23,553	$23,553	$—	$—
Forward foreign currency exchange contracts	130	—	130	—
Interest rate swap agreement	8,922	—	8,922	—
Liability for contingent consideration	45,660	—	—	45,660
Total liabilities at fair value	$78,265	$23,553	$9,052	$45,660

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

The Company recorded contingent consideration liabilities at the acquisition date of Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive (loss) income through the changes in foreign currency translation adjustments line item as seen in Note 4 - Accumulated Other Comprehensive Loss.

Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment. The final earnout payment due to former shareholders of Network1 was paid during fiscal year ended June 30, 2019. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine months ended March 31, 2020.

	Quarter ended March 31, 2020	Nine months ended March 31, 2020
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$45,043	$77,925
Payments	—	(38,531)
Change in fair value of contingent consideration	617	6,266
Fair value at end of period	$45,660	$45,660

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Network1 and Intelisys earnouts for the quarter and nine months ended March 31, 2019.

	Quarter ended March 31, 2019	Nine months ended March 31, 2019
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$71,886	$108,233
Payments	(2,736)	(45,796)
Change in fair value of contingent consideration	5,101	11,535
Foreign currency translation adjustment	8	287
Fair value at end of period	$74,259	$74,259

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liability related to Intelisys at March 31, 2020 and June 30, 2019 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates(a)
March 31, 2020	Discounted cash flow	Weighted average cost of capital	12.3%
		Adjusted EBITDA growth rate	24.9%

June 30, 2019	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	21.5%

(a) Weighted average rates identified for each significant unobservable input relate to the valuation of the Intelisys contingent consideration.

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at March 31, 2020 was $45.7 million, all of which is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $0.6 million and $6.3 million for the quarter and nine months ended March 31, 2020, respectively. The change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate, partially offset by lower than expected actual results. The change in fair value for the nine month period is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $48.1 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

The fair value of the liability for the contingent consideration related to Intelisys recognized at March 31, 2019 was $74.3 million, of which $39.4 million was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $2.6 million and $9.0 million for the quarter and nine months ended March 31, 2019, respectively. The change in fair value for the prior-year quarter is primarily driven by the recurring amortization of the unrecognized fair value discount. The change in fair value for the prior-year nine month period is primarily the result of recurring amortization of the unrecognized fair value discount as well as improved financial results.

Network1

The final earnout payments were paid to the former shareholders of Network1 during the fiscal year ended June 30, 2019. The change in fair value of the contingent consideration for the quarter and nine months ended March 31, 2019 recognized in the Condensed Consolidated Income Statements contributed a loss of $2.5 million for agreed upon adjustments in the final payments.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$583,642	$596,913	$1,967,670	$1,953,664
Worldwide Communications & Services	288,841	296,444	883,142	958,614
	$872,483	$893,357	$2,850,812	$2,912,278
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,298	$4,371	$13,019	$13,387
Worldwide Communications & Services	4,446	4,097	13,024	11,494
Corporate	795	895	2,384	2,685
	$9,539	$9,363	$28,427	$27,566
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$—	$—
Worldwide Communications & Services	618	5,101	6,266	11,535
	$618	$5,101	$6,266	$11,535
Operating income (loss):
Worldwide Barcode, Networking & Security	$3,870	$16,865	$29,938	$48,974
Worldwide Communications & Services	3,199	2,161	16,141	21,956
Corporate	(780)	(222)	(2,689)	(988)
	$6,289	$18,804	$43,390	$69,942
Capital expenditures:
Worldwide Barcode, Networking & Security	$1,878	$2,298	$3,324	$6,038
Worldwide Communications & Services	1,989	2,899	3,293	4,935
Corporate	—	—	—	4
	$3,867	$5,197	$6,617	$10,977
Sales by Geography Category:
United States and Canada	$676,703	$678,078	$2,198,173	$2,210,729
International(1)	202,310	221,202	677,478	722,715
Less intercompany sales	(6,530)	(5,923)	(24,839)	(21,166)
	$872,483	$893,357	$2,850,812	$2,912,278

(1) For the quarters and nine months ended March 31, 2020 and 2019, no sales exceeded 10% of consolidated net sales to any single international country.

	March 31, 2020	June 30, 2019
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$1,144,034	$1,097,207
Worldwide Communications & Services	886,899	905,439
Corporate	42,868	64,615
	$2,073,801	$2,067,261
Property and equipment, net by Geography Category:
United States and Canada	$56,326	$58,961
International	4,565	4,402
	$60,891	$63,363

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at March 31, 2020 and June 30, 2019.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at March 31, 2020:

Operating leases	Balance Sheet location	March 31, 2020
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$30,196
Current operating lease liabilities	Accrued expenses and other current liabilities	$5,805
Long-term operating lease liabilities	Other long-term liabilities	$26,490

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarter and nine months ended March 31, 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended	Nine months ended
	March 31, 2020	March 31, 2020
	(in thousands)
Operating lease cost	$1,873	$6,005
Variable lease cost	542	1,325
	$2,415	$7,330

Supplemental cash flow information related to the Company's operating leases for the quarter and nine months ended March 31, 2020 are presented in the table below:

	Quarter ended	Nine months ended
	March 31, 2020	March 31, 2020
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,719	$5,189
Right-of-use assets obtained in exchange for lease obligations	250	1,804

The weighted-average remaining lease term and discount rate at March 31, 2020 are presented in the table below:

March 31, 2020
Weighted-average remaining lease term	6.27 years
Weighted-average discount rate	3.9%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2020:

Operating leases
(in thousands)
Remainder of 2020	$2,362
2021	7,828
2022	7,090
2023	5,574
2024	4,757
Thereafter	11,282
Total future payments	38,893
Less: amounts representing interest	6,598
Present value of lease payments	$32,295

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

In early March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on businesses around the world, including the Company’s business, and on global, regional and national economies. The Company is unable at this time to predict the ultimate impact that COVID-19 will have on its business due to the inability to predict the duration or magnitude of the virus' impacts.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $5.0 million and $6.5 million, at March 31, 2020 and June 30, 2019, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$15	$761
Other non-current assets	$3,847	$5,219
Liabilities
Accrued expenses and other current liabilities	$15	$761
Other long-term liabilities	$3,847	$5,219

The reduction in pre-acquisition contingencies and corresponding indemnification receivables is due to expiration of the statute of limitations on several identified contingencies, coupled with a reduction in the foreign exchange rate of the Brazilian real against the US dollar.

(13) Income Taxes
Income taxes for the quarter and nine months ended March 31, 2020 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company also includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the nine months ended March 31, 2020, the Company recognized a net discrete tax benefit of $0.2 million related to the reversal of an unrecognized tax benefit and a change in estimate of nondeductible expenses for a prior period.

The Company’s effective tax rate of 53.1% and 29.6% for the quarter and nine months ended March 31, 2020, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The effective tax rate for the quarter is significantly higher than effective tax rate for the nine month period primarily due to the impact of lowered forecasted earnings and changes in the geographical mix of income.

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

The Company had approximately $1.0 million and $1.2 million of total gross unrecognized tax benefits at March 31, 2020 and June 30, 2019, respectively. Of this total at March 31, 2020, approximately $0.8 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2020 and June 30, 2019, the Company had approximately $1.1 million and $1.0 million, respectively, accrued for interest and penalties, respectively.

Financial results in Belgium produced a pre-tax loss of approximately $1.0 million and $0.8 million for the quarters ended March 31, 2020 and 2019. The valuation of Belgium's net deferred tax asset will depend on future profitability and potential future transactions. In the judgment of management, it is more likely than not that the deferred tax asset will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is at the center of the technology solution delivery channel, connecting businesses and providing solutions for their complex needs. We provide technology solutions and services from the world’s leading suppliers of point-of-sale (POS), payments, barcode, physical security, unified communications and collaboration, and telecom and cloud services to our customers. We serve approximately 38,000 sales partners located in the United States, Canada, Brazil, additional Latin America and Europe and provide solutions and services from over 550 technology suppliers.

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

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, F5, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zayo and Zebra Technologies. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

Recent Developments

Impact of Coronavirus ("COVID-19") on our Business Environment

In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on businesses around the world and on global, regional and national economies.

During the COVID-19 pandemic, our top priority is protecting the health and safety of our employees. We moved quickly to transition our employees, where possible, to a fully remote working environment. We have taken a number of measures to ensure our teams feel secure in their jobs and have the flexibility and resources they need to stay safe and healthy.

As of the date of this filing, we have activated our contingency plans. We have deployed teams to monitor the rapidly evolving situation and recommend risk mitigation actions; we have implemented travel restrictions; and we are following social distancing practices. We are following guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitation routines. In addition, nearly all office-based employees around the world are working remotely.

During the first two months of the quarter ended March, 31, 2020, while COVID-19 was primarily limited to specific countries in Asia and Europe, our business was roughly in line with previous March quarters. During the second half of March, the sudden move to work-from-home triggered a rise in some of our sales for products that are used by remote workers. For the month of April, our net sales declined 22% year-over-year, or 20% year-over-year excluding the negative impact of foreign currency translation.

See "Risk Factors" for information on additional impacts of COVID-19 and related containment efforts as well as other matters that could have a material adverse effect on our results of operations and financial condition.

Divestitures

On August 20, 2019, we announced plans to divest our physical product distribution businesses in Europe, UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations (the "Planned Divestitures"). We will continue to operate our digital businesses in these locations. The Company has identified potential buyers for these businesses and is in due diligence and purchase agreement negotiations. There can be no assurance that this sale process will result in a transaction or regarding the timing of any transaction.

Our Strategy

We rely on a channel sales model offering hardware, software, services and connectivity solutions from technology suppliers to sales partners that serve end customers. We sell technology solutions that solve end customers' business needs. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

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

Results of Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for the quarters and nine months ended March 31, 2020 and 2019:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
Net Sales by Segment:	2020	2019	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$583,642	$596,913	$(13,271)	(2.2)%	(0.8)%
Worldwide Communications & Services	288,841	296,444	(7,603)	(2.6)%	2.9%
Total net sales	$872,483	$893,357	$(20,874)	(2.3)%	0.5%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2020	2019	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,967,670	$1,953,664	$14,006	0.7%	2.4%
Worldwide Communications & Services	883,142	958,614	(75,472)	(7.9)%	(6.2)%
Total net sales	$2,850,812	$2,912,278	$(61,466)	(2.1)%	(0.5)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Planned Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to customers in North America, Europe, Brazil and additional Latin American countries. For the quarter ended March 31, 2020, net sales for the Barcode, Networking & Security segment decreased $13.3 million, or 2.2%, compared to the prior-year quarter primarily from lower sales volume in Europe and negative foreign currency translation for Brazil. Excluding the foreign exchange negative impact and Planned Divestitures, adjusted net sales decreased $3.9 million, or 0.8%, for the quarter ended March 31, 2020 compared to the prior-year quarter primarily from lower sales volumes in parts of our business in North America, partially offset by growth across our diversified technologies.

Net sales increased $14.0 million, or 0.7%, for the nine months ended March 31, 2020 compared to the prior-year nine month period. Excluding the foreign exchange negative impact and Planned Divestitures, adjusted net sales increased $38.1 million, or 2.4%, for the nine months ended March 31, 2020. The increase in net sales and adjusted net sales for the nine months ended March 31, 2020 is primarily due to higher sales volume across our diversified key technologies in North America.

Worldwide Communications & Services
The Worldwide Communications & Services segment consists of sales to customers in North America, Europe, Brazil, and additional Latin American countries. For the quarter ended March 31, 2020, net sales decreased $7.6 million primarily from our Planned Divestitures. Excluding the foreign exchange negative impact and net sales from Planned Divestitures and acquisitions, adjusted net sales increased $7.3 million, or 2.9%, for the quarter largely from sales growth in Brazil and increases in net sales from our master agency business.
For the nine months ended March 31, 2020, net sales decreased $75.5 million, compared to the prior-year nine month period primarily due to lower sales in the premise-based communications business in North America. Excluding the foreign exchange negative impact and net sales from Planned Divestitures and acquisitions, adjusted net sales decreased $51.0 million, or 6.2%, for the nine month period primarily due to lower sales in the premise-based communications business in North America, partially offset by sales growth in Brazil and increases in net sales from our master agency business.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
Net Sales by Geography:	2020	2019	$ Change	% Change
	(in thousands)
United States and Canada	$670,175	$672,155	$(1,980)	(0.3)%	(0.3)%
International	$202,308	$221,202	(18,894)	(8.5)%	6.9%
Total net sales	$872,483	$893,357	$(20,874)	(2.3)%	0.5%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2020	2019	$ Change	% Change
	(in thousands)
United States and Canada	$2,173,516	$2,189,567	$(16,051)	(0.7)%	(0.9)%
International	677,296	722,711	(45,415)	(6.3)%	2.3%
Total net sales	$2,850,812	$2,912,278	$(61,466)	(2.1)%	(0.5)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Planned Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following tables summarize our gross profit for the quarters and nine months ended March 31, 2020 and 2019:

	Quarter ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$48,583	$61,563	$(12,980)	(21.1)%	8.3%	10.3%
Worldwide Communications & Services	46,226	48,452	(2,226)	(4.6)%	16.0%	16.3%
Gross profit	$94,809	$110,015	$(15,206)	(13.8)%	10.9%	12.3%

	Nine months ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$166,990	$188,339	$(21,349)	(11.3)%	8.5%	9.6%
Worldwide Communications & Services	153,802	154,369	(567)	(0.4)%	17.4%	16.1%
Gross profit	$320,792	$342,708	$(21,916)	(6.4)%	11.3%	11.8%

During the current fiscal year, we undertook a conversion to a new inventory management system in our Southaven, Mississippi distribution center. That software has not performed up to expectations, and during the quarter ended March 31, 2020, we incurred a $4.5 million expense for inventory charges. That charge increased our cost of goods sold, which lowered gross profit for the quarter ended March 31, 2020. We implemented an inventory action plan to address the warehouse inventory discrepancies and are back to typical warehouse operations during the month of April.

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Worldwide Barcode, Networking & Security segment decreased for the quarter and nine months ended March 31, 2020 compared to the prior-year periods primarily from higher inventory charges following the conversion to a new inventory management system and lower vendor program recognition.

Worldwide Communications & Services

Gross profit dollars and gross profit margin decreased for the Worldwide Communications & Services segment for the quarter ended March 31, 2020 primarily from higher inventory charges following the conversion to a new inventory management system and lower vendor program recognition. For the nine months ended March 31, 2020, gross profit margin increased primarily due to a more favorable sales mix, including results contributed by our Intelisys recurring revenue business.

Operating Expenses

The following tables summarize our operating expenses for the quarters and nine months ended March 31, 2020 and 2019:

	Quarter ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Selling, general and administrative expenses	$78,923	$77,688	$1,235	1.6%	9.0%	8.7%
Depreciation expense	3,493	3,417	76	2.2%	0.4%	0.4%
Intangible amortization expense	5,486	5,005	481	9.6%	0.6%	0.6%
Change in fair value of contingent consideration	618	5,101	(4,483)	(87.9)%	0.1%	0.6%
Operating expenses	$88,520	$91,211	$(2,691)	(3.0)%	10.1%	10.2%

	Nine months ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)

Selling, general and administrative expenses	$244,557	$236,569	$7,988	3.4%	8.6%	8.1%
Depreciation expense	10,500	9,954	546	5.5%	0.4%	0.3%
Intangible amortization expense	16,079	14,708	1,371	9.3%	0.6%	0.5%
Change in fair value of contingent consideration	6,266	11,535	(5,269)	(45.7)%	0.2%	0.4%
Operating expenses	$277,402	$272,766	$4,636	1.7%	9.7%	9.4%

Selling, general and administrative expenses ("SG&A") increased $1.2 million and $8.0 million for the quarter and nine months ended March 31, 2020, respectively, as compared to the prior-year periods. Higher SG&A expenses for the quarter and nine months reflect investments in future growth for our recurring revenue and service-based businesses. These investments have primarily resulted in increased employee-related expenses.

Depreciation expense remained fairly consistent for the quarter ended March 31, 2020 compared to the prior-year quarter. Depreciation expense increased $0.5 million for the nine months ended March 31, 2020, compared to the prior-year nine month period, primarily due to additional expense on capitalized IT investments.

Amortization expense increased $0.5 million and $1.4 million for the quarter and nine months ended March 31, 2020 compared to the prior year largely due to estimates of intangible amortization expense for the intY acquisition. The purchase price allocation for the intY acquisition has not been finalized as of the reporting date.

We recorded expense from change in fair value of contingent consideration of $0.6 million and $6.3 million for the quarter and nine months ended March 31, 2020, all of which relates to Intelisys. The expense from the change in fair value for the quarter is primarily driven by the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate, partially offset by lower than expected actual results. The expense from change in fair value for the nine month period is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results.

Operating Income

The following tables summarize our operating income for the quarters and nine months ended March 31, 2020 and 2019:

	Quarter ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$3,870	$16,865	$(12,995)	(77.1)%	0.7%	2.8%
Worldwide Communications & Services	3,199	2,161	1,038	48.0%	1.1%	0.7%
Corporate	(780)	(222)	(558)	nm*	nm*	nm*
Operating income	$6,289	$18,804	$(12,515)	(66.6)%	0.7%	2.1%

	Nine months ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$29,938	$48,974	$(19,036)	(38.9)%	1.5%	2.5%
Worldwide Communications & Services	16,141	21,956	(5,815)	(26.5)%	1.8%	2.3%
Corporate	(2,689)	(988)	(1,701)	nm*	nm*	nm*
Operating income	$43,390	$69,942	$(26,552)	(38.0)%	1.5%	2.4%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income decreased $13.0 million and $19.0 million for the quarter and nine months ended March 31, 2020, respectively, compared to the prior-year periods. Operating margin decreased to 0.7% and 1.5% for the quarter and nine months ended March 31, 2020 compared to the prior-year periods, primarily due to lower gross profits.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income and operating margin increased for the quarter ended March 31, 2020 primarily from lower expense from the change in fair value of contingent consideration. For the nine months ended March 31, 2020, operating income decreased $5.8 million, and operating margin decreased to 1.8% largely due to SG&A investments in future growth of our master agency and service-based businesses.

Corporate

Corporate incurred $0.8 million and $2.7 million in acquisition and divestiture expenses for the quarter and nine months ended March 31, 2020, respectively, compared to $0.2 million and $1.0 million in acquisition expenses for the quarter and nine months ended March 31, 2019, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the quarters and nine months ended March 31, 2020 and 2019:

	Quarter ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$3,421	$3,670	$(249)	(6.8)%	0.4%	0.4%
Interest income	(1,080)	(682)	(398)	(58.4)%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	368	471	(103)	(21.9)%	0.0%	0.1%
Other, net	(72)	(450)	378	84.0%	(0.0)%	(0.1)%
Total other (income) expense, net	$2,637	$3,009	$(372)	(12.4)%	0.3%	0.3%

	Nine months ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$10,964	$9,415	$1,549	16.5%	0.4%	0.3%
Interest income	(2,629)	(1,397)	(1,232)	88.2%	(0.1)%	(0.0)%
Net foreign exchange (gains) losses	177	988	(811)	(82.1)%	0.0%	0.0%
Other, net	(75)	(734)	659	(89.8)%	(0.0)%	(0.0)%
Total other (income) expense, net	$8,437	$8,272	$165	2.0%	0.3%	0.3%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended March 31, 2020 compared to the prior-year quarter primarily from lower net borrowing on our multi-currency senior secured revolving credit facility. Interest expense increased for the nine months ended March 31, 2020 compared to the prior-year period, principally from higher borrowings on our multi-currency senior secured revolving credit facility and senior secured term loan facility.

Interest income for the quarter and nine months ended March 31, 2020 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income increased for the quarter and nine months ended March 31, 2020 compared to the prior-year principally from interest earned on customer receivables in North America.

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

Provision for Income Taxes

For the quarter and nine months ended March 31, 2020, income tax expense was $1.9 million and $10.3 million, respectively, reflecting an effective tax rate of 53.1% and 29.6%, respectively. The effective tax rate for the quarter and nine months ended March 31, 2019 was 25.8% and 25.4%, respectively. The increase in the effective tax rate is primarily due to the impact of lowered forecasted earnings and changes in the geographical mix of income as compared to the prior-year. We expect the effective tax rate, excluding discrete items, for fiscal year 2020 to be approximately 29.5% to 30.5%. See Note 13- Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Net Sales by Segment:
	Quarter ended March 31,
	2020	2019	$ Change	% Change
Worldwide Barcode, Networking & Security:	in thousands
Net sales, reported	$583,642	$596,913	$(13,271)	(2.2)%
Planned Divestitures	(94,424)	(100,170)
Non-GAAP net sales, excluding Planned Divestitures	489,218	496,743	(7,525)	(1.5)%
Foreign exchange impact(a)	3,590	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$492,808	$496,743	$(3,935)	(0.8)%

Worldwide Communications & Services:
Net sales, reported	$288,841	$296,444	$(7,603)	(2.6)%
Planned Divestitures	(33,451)	(40,341)
Non-GAAP net sales, excluding Planned Divestitures	255,390	256,103	(713)	(0.3)%
Foreign exchange impact(a)	9,738	—
Less: Acquisitions(b)	(1,677)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$263,451	$256,103	$7,348	2.9%

Consolidated:
Net sales, reported	$872,483	$893,357	$(20,874)	(2.3)%
Planned Divestitures	(127,875)	(140,511)
Non-GAAP net sales, excluding Planned Divestitures	744,608	752,846	(8,238)	(1.1)%
Foreign exchange impact(a)	13,328	—
Less: Acquisitions(b)	(1,677)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$756,259	$752,846	$3,413	0.5%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2020 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2019.
(b) Reflects a revenue recognition change to a net basis for the intY acquisition.

Net Sales by Segment:
	Nine months ended March 31,
	2020	2019	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, as reported	$1,967,670	$1,953,664	$14,006	0.7%
Planned Divestitures	(322,264)	(340,862)
Non-GAAP net sales, excluding Planned Divestitures	1,645,406	1,612,802	32,604	2.0%
Foreign exchange impact(a)	5,484	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$1,650,890	$1,612,802	$38,088	2.4%

Worldwide Communications & Services:
Net sales, as reported	$883,142	$958,614	$(75,472)	(7.9)%
Planned Divestitures	(116,893)	(132,905)
Non-GAAP net sales, excluding Planned Divestitures	766,249	825,709	(59,460)	(7.2)%
Foreign exchange impact(a)	15,169	—
Less: Acquisitions(b)	(7,767)	(1,062)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$773,651	$824,647	$(50,996)	(6.2)%

Consolidated:
Net sales, as reported	$2,850,812	$2,912,278	$(61,466)	(2.1)%
Planned Divestitures	(439,157)	(473,767)
Non-GAAP net sales, excluding Planned Divestitures	2,411,655	2,438,511	(26,856)	(1.1)%
Foreign exchange impact(a)	20,653	—
Less: Acquisitions(b)	(7,767)	(1,062)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$2,424,541	$2,437,449	$(12,908)	(0.5)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2020 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2019.
(b) Reflects a revenue recognition change to a net basis for the intY acquisition.

Net Sales by Geography:
	Quarter ended March 31,
	2020	2019	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$670,175	$672,155	$(1,980)	(0.3)%
Less: Acquisitions(b)	(141)	—
Non-GAAP Net sales, excluding acquisitions	$670,034	$672,155	$(2,121)	(0.3)%

International:
Net sales, as reported	$202,308	$221,202	$(18,894)	(8.5)%
Planned Divestitures	(127,875)	(140,511)
Non-GAAP net sales, excluding Planned Divestitures	74,433	80,691	(6,258)	(7.8)%
Foreign exchange impact (a)	13,328	—
Less: Acquisitions(b)	(1,536)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$86,225	$80,691	$5,534	6.9%

Consolidated:
Net sales, as reported	$872,483	$893,357	$(20,874)	(2.3)%
Planned Divestitures	(127,875)	(140,511)
Non-GAAP net sales, excluding Planned Divestitures	744,608	752,846	(8,238)	(1.1)%
Foreign exchange impact(a)	13,328	—
Less: Acquisitions(b)	(1,677)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$756,259	$752,846	$3,413	0.5%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2020 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2019.

(b) Reflects a revenue recognition change to a net basis for the intY acquisition.

	Nine months ended March 31,
	2020	2019	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,173,516	$2,189,567	$(16,051)	(0.7)%
Less: Acquisitions(b)	(3,623)	(1,062)
Net sales, constant currency excluding acquisitions	$2,169,893	$2,188,505	$(18,612)	(0.9)%

International:
Net sales, as reported	$677,296	$722,711	$(45,415)	(6.3)%
Planned Divestitures	(439,157)	(473,767)
Non-GAAP net sales, excluding Planned Divestitures	238,139	248,944	(10,805)	(4.3)%
Foreign exchange impact(a)	20,653	—
Less: Acquisitions(b)	(4,144)	—
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$254,648	$248,944	$5,704	2.3%

Consolidated:
Net sales, as reported	$2,850,812	$2,912,278	$(61,466)	(2.1)%
Planned Divestitures	(439,157)	(473,767)
Non-GAAP net sales, excluding Planned Divestitures	2,411,655	2,438,511	(26,856)	(1.1)%
Foreign exchange impact(a)	20,653	—
Less: Acquisitions(b)	(7,767)	(1,062)
Non-GAAP net sales, constant currency excluding Planned Divestitures and acquisitions	$2,424,541	$2,437,449	$(12,908)	(0.5)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2020 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2019.

(b) Reflects a revenue recognition change to a net basis for the intY acquisition.

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

	Quarter ended March 31, 2020
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$872,483	$—	$—	$—	$—	$(127,875)	$744,608
Gross profit	94,809	—	—	—	—	(10,206)	84,603
Operating income	6,289	5,486	618	935	(1,529)	3,020	14,819
Other expense, net	2,637	—	—	—	—	(759)	1,878
Pre-tax income	3,652	5,486	618	935	—	4,571	15,262
Net income	1,713	4,171	467	894	(1,224)	3,248	9,269
Diluted EPS	$0.07	$0.16	$0.02	$0.04	$(0.05)	$0.13	$0.37

(a) Acquisition and divestiture costs totaled $0.8 million for the quarter ended March 31, 2020 and are generally nondeductible for tax purposes. Restructuring costs totaled $0.1 million for the quarter ended March 31, 2020.

	Quarter ended March 31, 2019
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$893,357	$—	$—	$—	$—	$(140,511)	$752,846
Gross profit	110,015	—	—	—	—	(14,208)	95,807
Operating income	18,804	5,005	5,101	814	—	898	30,622
Other expense, net	3,009	—	—	—	—	(257)	2,752
Pre-tax income	15,795	5,005	5,101	814	—	1,155	27,870
Net income	11,715	3,789	3,619	665	—	846	20,634
Diluted EPS	$0.45	$0.15	$0.14	$0.03	$—	$0.03	$0.80

(a) Acquisition and divestiture costs totaled $0.2 million for the quarter ended March 31, 2019 and are generally nondeductible for tax purposes. Restructuring costs totaled $0.6 million for the quarter ended March 31, 2019.

	Nine months ended March 31, 2020
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$2,850,812	$—	$—	$—	$—	$(439,157)	$2,411,655
Gross profit	320,792	—	—	—	—	(39,073)	281,719
Operating income	43,390	16,079	6,266	3,503	(1,529)	3,156	70,865
Other expense, net	8,437	—	—	—	—	(1,137)	7,300
Pre-tax income	34,953	16,079	6,266	3,503	—	5,085	65,886
Net income	24,608	12,206	4,737	3,308	(1,224)	3,571	47,206
Diluted EPS	$0.97	$0.48	$0.19	$0.13	$(0.05)	$0.14	$1.86

(a) Acquisition and divestiture costs totaled $2.7 million for the nine months ended March 31, 2020 and are generally nondeductible for tax purposes. Restructuring costs totaled $0.8 million for the nine months ended March 31, 2020.

	Nine months ended March 31, 2019
	Reported GAAP measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impact of Planned Divestitures	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$2,912,278	$—	$—	$—	$—	$(473,767)	$2,438,511
Gross profit	342,708	—	—	—	—	(46,404)	296,304
Operating income	69,942	14,708	11,535	2,907	—	(1,253)	97,839
Other expense, net	8,272	—	—	—	—	(603)	7,669
Pre-tax income	61,670	14,708	11,535	2,907	—	(650)	90,170
Net income	46,019	11,154	8,514	2,386	—	150	68,223
Diluted EPS	$1.79	$0.43	$0.33	$0.09	$—	$0.01	$2.65

(a) Acquisition and divestiture costs totaled $1.0 million for the nine months ended March 31, 2019 and are generally nondeductible for tax purposes. Restructuring costs totaled $1.9 million for the nine months ended March 31, 2019.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$3,870	$16,865	$(12,995)	(77.1)%	0.7%	2.8%
Adjustments:
Amortization of intangible assets	1,968	1,968	—
Tax recovery, net	(1,452)	—	(1,452)
Planned Divestitures	925	(618)	1,543
Non-GAAP operating income	$5,311	$18,215	$(12,904)	(70.8)%	1.1%	3.7%

Worldwide Communications & Services:
GAAP operating income	$3,199	$2,161	$1,038	48.0%	1.1%	0.7%
Adjustments:
Amortization of intangible assets	3,518	3,037	481
Change in fair value of contingent consideration	618	5,101	(4,483)
Restructuring costs	155	592	(437)
Tax recovery, net	(77)	—	(77)
Planned Divestitures	2,095	1,516	579
Non-GAAP operating income	$9,508	$12,407	$(2,899)	(23.4)%	3.7%	4.8%

Corporate:
GAAP operating income	$(780)	$(222)	$(558)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	780	222	558
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$6,289	$18,804	$(12,515)	(66.6)%	0.7%	2.1%
Adjustments:
Amortization of intangible assets	5,486	5,005	481
Change in fair value of contingent consideration	618	5,101	(4,483)
Tax recovery, net	(1,529)	—	(1,529)
Acquisition and divestiture costs	780	222	558
Restructuring costs	155	592	(437)
Planned Divestitures	3,020	898	2,122
Non-GAAP operating income	$14,819	$30,622	$(15,803)	(51.6)%	2.0%	4.1%

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2020	2019	$ Change	% Change	2020	2019
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$29,938	$48,974	$(19,036)	(38.9)%	1.5%	2.5%
Adjustments:
Amortization of intangible assets	5,903	6,131	(228)
Tax recovery, net	(1,452)	—	(1,452)
Restructuring Costs	—	707	(707)
Planned Divestitures	(709)	(3,388)	2,679
Non-GAAP operating income	$33,680	$52,424	$(18,744)	(35.8)%	2.0%	3.3%

Worldwide Communications & Services:
GAAP operating income	$16,141	$21,956	$(5,815)	(26.5)%	1.8%	2.3%
Adjustments:
Amortization of intangible assets	10,176	8,577	1,599
Change in fair value of contingent consideration	6,266	11,535	(5,269)
Tax recovery, net	(77)	—	(77)
Restructuring costs	645	1,212	(567)
Planned Divestitures	3,865	2,135	1,730
Non-GAAP operating income	$37,016	$45,415	$(8,399)	(18.5)%	4.8%	5.5%

Corporate:
GAAP operating income	$(2,689)	$(988)	$(1,701)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	2,689	988	1,701
Restructuring costs	169	—	169
Non-GAAP operating income	$169	$—	$169	nm*	nm*	nm*

Consolidated:
GAAP operating income	$43,390	$69,942	$(26,552)	(38.0)%	1.5%	2.4%
Adjustments:
Amortization of intangible assets	16,079	14,708	1,371
Change in fair value of contingent consideration	6,266	11,535	(5,269)
Tax recovery, net	(1,529)	—	(1,529)
Acquisition and divestiture costs	2,689	988	1,701
Restructuring costs	814	1,919	(1,105)
Planned Divestitures	3,156	(1,253)	4,409
Non-GAAP operating income	70,865	97,839	$(26,974)	(27.6)%	2.9%	4.0%
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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended March 31, 2020 and 2019, respectively:

	Quarter ended March 31,
	2020	2019
Return on invested capital ratio, annualized(a)	6.1%	11.4%

(a)	The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 91 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (GAAP)	$1,713	$11,715
Plus: Interest expense	3,421	3,670
Plus: Income taxes	1,939	4,080
Plus: Depreciation and amortization	9,539	9,363
EBITDA (non-GAAP)	16,612	28,828
Plus: Change in fair value of contingent consideration	618	5,101
Plus: Tax recovery, net	(1,529)	—
Plus: Acquisition and divestiture costs (a)	780	222
Plus: Restructuring costs (b)	155	456
Plus: Impact of Planned Divestitures	3,231	854
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$19,867	$35,461

	Quarter ended March 31,
	2020	2019
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$927,580	$899,503
Equity – end of the quarter	897,678	911,063
Plus: Change in fair value of contingent consideration, net of tax	467	3,619
Plus: Acquisition and divestiture costs (a)	780	222
Plus: Restructuring, net of tax	114	334
Plus: Tax recovery, net of tax	(1,224)	—
Plus: Impact of Planned Divestitures, net of tax	3,248	1,181
Average equity	914,322	907,961
Average funded debt (c)	405,533	357,443
Invested capital (denominator for ROIC) (non-GAAP)	$1,319,855	$1,265,404

(a)	Acquisition and divestiture costs are generally nondeductible for tax purposes.

(b)
Accelerated depreciation expense on certain European facilities in connection with restructuring for the quarter ended March 31, 2019 are classified as depreciation expense above rather than restructuring costs.

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

Our cash and cash equivalents balance totaled $34.6 million at March 31, 2020, compared to $23.8 million at June 30, 2019, including $26.5 million and $18.9 million held outside of the United States at March 31, 2020 and June 30, 2019, respectively. Checks released but not yet cleared in the amounts of $2.5 million and $7.4 million are included in accounts payable at March 31, 2020 and June 30, 2019, respectively.

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

Our net investment in working capital at March 31, 2020 was $665.8 million compared to $776.4 million at June 30, 2019 and $752.7 million at March 31, 2019. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Nine months ended
	March 31,
	2020	2019
Cash provided by (used in):	(in thousands)
Operating activities	$150,083	$(24,547)
Investing activities	(55,538)	(43,138)
Financing activities	(81,616)	62,278
Effect of exchange rate change on cash and cash equivalents	(2,151)	277
Increase (decrease) in cash and cash equivalents	$10,778	$(5,130)

Net cash provided by operating activities was $150.1 million for the nine months ended March 31, 2020, compared to $24.5 million used by operating activities in the prior-year period. Cash provided by operating activities for the nine months ended March 31, 2020 is primarily attributable to increases in accounts payable, reductions in inventory and cash from net income, partially offset by increases in prepaid expenses and other assets. Cash used in operating activities for the nine months ended March 31, 2019 is primarily attributable to increases in inventory, partially offset by decreases in accounts receivable, increases in accounts payable and cash from net income.

Excluding Intelisys, the number of days sales outstanding ("DSO") was 64 days at March 31, 2020, compared to 62 days at June 30, 2019 and 60 days at March 31, 2019. The increase in DSO is primarily a result of changes in the aging portfolio of North America. Inventory turned 4.4 times during the quarter ended March 31, 2020 compared to 4.8 for previous quarter ended December 31, 2019 and 4.3 times in the prior-year quarter ended March 31, 2019.

Cash used in investing activities for the nine months ended March 31, 2020 was $55.5 million, compared to $43.1 million used in the prior-year period. Cash used in investing activities primarily represents cash used to acquire intY in the nine months ended March 31, 2020, compared to cash used to acquire Canpango, Intelisys Global and RPM in the prior-year period.

Management expects capital expenditures for fiscal year 2020 to range from $7 million to $8 million, primarily for rental equipment investments, IT investments and facility improvements.

For the nine months ended March 31, 2020, cash used for financing activities totaled $81.6 million, compared to $62.3 million provided in the prior-year period. Cash used in financing activities for the nine months ended March 31, 2020 was primarily used for contingent consideration payments to the former shareholders of Intelisys and net repayments on the revolving credit facility. Cash provided by financing activities for the nine months ended March 31, 2019 was primarily from net borrowings on the revolving credit facility, partially offset by cash used to pay contingent consideration payments to the former shareholders of Intelisys and Network1.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at March 31, 2020. There was $168.5 million and $200.8 million in outstanding borrowings on our revolving credit facility at March 31, 2020 and June 30, 2019, respectively.

On a gross basis, we borrowed $1,670 million and repaid $1,701 million on our revolving credit facility in the nine months ended March 31, 2020. In the prior-year period, on a gross basis, we borrowed $1,603 million and repaid $1,504 million. The average daily balances during the nine month periods ended March 31, 2020 and 2019 were $252.4 million and $313.6 million, respectively. There were letters of credit issued under the multi-currency revolving credit facility of $0.3 million at March 31, 2020. There were no letters of credit issued at June 30, 2019. There was $181.5 million and $149.2 million in unused borrowing capacity under our revolving credit facility at March 31, 2020 and June 30, 2019, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At March 31, 2020, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $79.0 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of March 31, 2020, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

We have a bank overdraft facility with Bank    of America used by our European subsidiaries. The facility allows us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was $0.1 million outstanding balance on the overdraft facility at March 31, 2020 and $4.6 million outstanding at June 30, 2019.

At March 31, 2020, we were obligated to pay one remaining earnout payment to the former shareholders of Intelisys related to the acquisition on August 29, 2016. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The future earnout payment for Intelisys is expected to be funded by cash from operations and our existing revolving credit facility.

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

At March 31, 2020, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 9 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 22, 2019.

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

Goodwill

We account for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby we compare the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates. While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. An impairment charge could occur if the COVID-19 economic impact is longer or more severe than we have estimated. An impairment charge could also occur if proceeds received in exchange for the Planned Divestitures are lower than the fair value estimates used in our goodwill impairment testing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company's market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. No material changes have occurred to our market risks since June 30, 2019.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures at March 31, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective at March 31, 2020. During the quarter ended March 31, 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition and/or future operating results. Furthermore, we are subjected to the following risks:

COVID-19 is expected to have a significant and adverse impact upon our business.

Although our results for the quarter ended March 31, 2020 were not significantly impacted by COVID-19, we expect impacts in the fourth quarter of fiscal year 2020 on both our revenue and how we conduct our business. We are unable at this time to predict the ultimate impact that COVID-19 will have on our business due to the inability to predict the duration or magnitude of the virus' impacts, including whether there will be further cycles of the virus this fall and subsequently. However, there could be further decreases in revenue, increased employee-related healthcare costs, our suppliers may not be able to supply us products in a timely manner, our distribution centers may not be able to maintain staffing levels and therefore shipments, and our cash flows could suffer. Overall, we expect COVID-19 to adversely impact our results of operations for at least the next two quarters if not longer, while we will likely make adjustments to our operating practices as appropriate, it is unlikely that any changes that we could make would be sufficient to fully offset the adverse impacts.

There is no guarantee we will sell our Planned Divestitures on favorable terms or at all.

In August 2019, we announced plans to divest our physical products distribution business located in Europe, UK, Mexico, Colombia, Chile and Peru and our Miami-based export operations. While we have identified a potential buyer for these businesses and are in the process of due diligence and purchase agreement negotiations there can be no guarantee that we will complete the sale of such businesses, or that the terms of the sale will be favorable. The completion of the sale is subject to further negotiation, completion of due diligence, execution of a definitive purchase agreement and certain divestitures are conditioned by regulatory approvals. Our failure to effectively complete these transactions or to complete these transactions on favorable terms could have an adverse effect on our business operations and financial condition, including our results of operations, cash flows and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. The share repurchase authorization expired in August 2019. There was no share-repurchase activity, including shares withheld from employees for stock based awards, for the quarter ended March 31, 2020.

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Form of Restricted Stock Unit Award Certificate (Performance- and Service-Based for grants on or after November 15, 2019 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report filed with the SEC on Form 8-K on January 30, 2020)

31.1
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and June 30, 2019; (ii) the Condensed Consolidated Income Statements for the quarter and nine months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarter and nine months ended March 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Shareholder's Equity at March 31, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 11, 2020	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	May 11, 2020	Executive Vice President and Chief Financial Officer (Principal Financial Officer)