Form 10-K
period 2020-06-30
SCANSOURCE, INC.
filed 2020-08-31
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No
The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2019 was $25,417,550, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2020
Common Stock, no par value per share	25,361,298 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2021 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2020.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, changes in interest and exchange rates and regulatory regimes impacting our overseas operations, the failure of acquisitions to meet our expectations, the failure to manage and implement our organic growth strategy, credit risks involving our larger customers and suppliers, termination of our relationship with key suppliers or a significant modification of the terms under which we operate with a key supplier, the decline in demand for the products and services that we provide, reduced prices for the products and services that we provide due both to competitor and customer actions, the impact of the COVID-19 pandemic on our operations and financial condition, the timing and terms of our planned divestitures and the other factors set forth in "Risk Factors" contained herein.

PART I

ITEM 1. Business.

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource” or “we”) is at the center of the technology solution delivery channel, connecting businesses and providing solutions for their complex needs. Using a channel sales model, we provide technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to our customers.
Our customers are businesses of all sizes that sell to end-customers across many industries. Our customer channels include value-added resellers (“VARs”), sale partners or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around all of our customers to help them grow through reducing their costs, creating efficiencies and generating end-customer demand for business solutions. We enable our customers to create, deliver and manage solutions for end-customers across almost every vertical market in the United States, Canada, Brazil, additional Latin America countries, the United Kingdom ("UK") and Europe.
On August 20, 2019, the Company announced plans to divest our product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations (the "Divestitures") as these businesses have been performing below management's expectations. The Company will continue to operate its digital business in these countries. Management determined that the Company did not have sufficient scale to in these markets to maximize our value-added model for physical product distribution, leading us to focus and invest in our higher margin businesses. The Divestitures have been classified as held for sale and reported as discontinued operations within this Form 10-K. Unless otherwise indicated, descriptions of our business and amounts reported in this Form 10-K pertain to continuing operations only.
ScanSource was incorporated in South Carolina in 1992 and serves approximately 30,000 customers. Net sales for fiscal year ending June 30, 2020 totaled $3.0 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”
Strategy
We rely on a channel sales model to offer hardware, software, services and connectivity from technology suppliers to our sales partners (resellers, agents, ISOs, ISVs) to solve end-customer needs. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud or hybrid solutions for sales partners' end-customers.
As a trusted adviser to our sales partners, we provide more complete solutions through a better understanding of end-customer needs. In addition, we drive growth through enhancing our sales partners' capabilities to provide hardware, software, services recurring revenue, including connectivity, cloud services and software as a service ("SaaS") to meet these needs. Our teams deliver value-added support programs and services, including education and training, assessments, provisioning, implementation, custom development and marketing, designed to help our sales partners' develop new technology practices and reach new end-customers and deliver new solutions to their current customers.
Part of our strategy is to expand in higher margin and adjacent markets to help our sales partners offer more products and services while building recurring revenue opportunities. In fiscal 2020, we acquired intY and its CASCADE cloud services distribution platform. With the CASCADE solution, we are providing our sales partners with another route to market to enable key strategic cloud services. In fiscal 2018, we acquired POS Portal, a leading provider of payments devices and services primarily to the small and medium-sized (“SMB”) business segment. POS Portal added to our offerings industry-leading services and capabilities in serving the U.S. payments channel. In fiscal 2017, we acquired Intelisys, an industry-leading technology services provider (also called a master agent) of business telecommunications and cloud services. Using a master agent business model, Intelisys acts as an intermediary connecting sales partners with service providers and suppliers who offer services to end-customers. Intelisys’ sales partners earn commission payments from those service providers or suppliers on end-customer sales, typically multi-year contracts. Intelisys earns a percentage of the commission streams, building more predictable, recurring revenues. Net sales reported for Intelisys reflect net commissions, which is the commissions on supplier billings after payment of commission earned to Intelisys’ sales partners. Since our Intelisys business is a services model, the working capital requirements are very low and require no inventories.

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
Value proposition for our customers/sales partners:
•Understand end-customer needs
•Provide more complete technology solutions
•Offer market and technology solutions expertise
•Offer training, education and marketing services
•Provide custom configuration, services, platforms and digital tools
•Deliver technical support
•Enable opportunities in emerging technologies
•Reduce working capital requirements
•Offer flexible financing solutions
•Increased ability to navigate supplier programs

Value proposition for our suppliers:
•Provide access to emerging, diverse and established customer channels and routes to market
•Create scale and efficiency
•Serve small- and medium-sized businesses more efficiently
•Deliver more complete technology solutions
•Provide market insights
•Offer expertise and technical support
•Manage channel credit
•Create demand

Financial Strength
Our consolidated balance sheet reflects financial strength. Our strong balance sheet and cash generated from our business provide us with the ability to execute our capital allocation plan, which includes organic growth and strategic acquisitions. We have the financial flexibility to invest in our business and in future growth.
Business Segments

We segment our business into two technology-focused areas that operate in the United States, Canada, Brazil and the UK:
•Worldwide Barcode, Networking & Security; and
•Worldwide Communications & Services.

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
Customers

Our customers, or sales partners, are businesses of all sizes that sell to end-customers across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and health care, among others. Our customers provide us with multiple routes-to-market through various channels, including: VARs, agents, ISOs, and ISVs. No single customer accounted for more than 6% of our total net sales for the fiscal year ended June 30, 2020.
VARs
Within VARs, our customers include specialty technology VARs, direct marketers, IT system integrators, network integrators, service providers, managed service providers and cloud service providers. Specialty technology VARs focus on one or more technologies, providing specialized knowledge and expertise for technology solutions, such as tailored software or integrated hardware. Direct marketers provide a very broad range of technology brands to business, government, education and healthcare markets. IT system integrators and network integrators develop computer and networking solutions for end-customers’ IT needs. Service providers, managed service providers and cloud service providers deliver advanced multi-discipline services with customized solutions that bundle data, collaboration, cloud, network and digital telecommunication services for end-customers' needs.
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
Suppliers
We provide products and services from approximately 500 suppliers, including 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Extreme, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.
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
Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2020.
•We have two non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States and has a two year term. The other agreement covers distribution of products in Brazil and has a two year term. Each of these agreements must be renewed by written agreement. Either party may terminate the agreement upon 30 days' notice to the other party.

•We have three non-exclusive agreements with Zebra for our continuing operations. One agreement covers sales of Zebra Enterprise Visibility & Mobility (“EVM”) products in North America and Brazil, while the other two agreements cover sales of Zebra Asset Intelligence & Tracking (“AIT”) products in North America and Brazil respectively. The Zebra agreements each have a one year term that automatically renews for additional one year terms. Either party may terminate the EVM agreement upon 30 days' notice to the other party. Either party may terminate the AIT agreement for North America upon 60 days’ notice to the other party. Either party may terminate the AIT agreement for Brazil upon 90 days’ notice to the other party.

In addition to the agreements mentioned above, we have written agreements with almost all of our other suppliers. These agreements generally include the following terms:

•Non-exclusive distribution rights to resell products and related services in geographical areas (supplier agreements often include territorial restrictions that limit the countries in which we can sell their products and services).
•Short-term periods, subject to periodic renewal, and provide for termination by either party without cause upon 30 to 120 days' notice.
•Stock rotation rights, which give us the ability, subject to limitations, to return for credit or exchange a portion of the items purchased.
•Price protection provisions, which enables us to take a credit for declines in inventory value resulting from the supplier's price reductions.

Along with our inventory management policies and practices, these stock rotation rights and price protection provisions are designed to reduce our risk of loss due to slow-moving inventory, supplier price reductions, product updates and obsolescence.
We participate in various rebate, cash discount and cooperative marketing programs offered by our suppliers to support expenses associated with selling and marketing the suppliers' products and services. These rebates and purchase discounts are largely influenced by sales volumes and are subject to change.
Our suppliers generally warrant their products we sell and allow returns of defective products, including those returned to us by our customers. For certain of our product offerings, we offer a self-branded warranty program. We purchase contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill our obligations to service or replace defective product claimed on these warranty programs. To maintain customer relations, we also facilitate returns of defective products from our customers by accepting for exchange, with our prior approval, most defective products within 30 days of invoicing. In addition, local laws may in some cases impose warranty obligations on the Company.
Offerings and Markets
For our continuing operations, we currently market over 100,000 products from approximately 500 hardware, software and service suppliers to approximately 30,000 customers. We sell products and services to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil from facilities located within Brazil. We provide digital products and services from our CASCADE platform. See "Risk Factors," for a discussion of the risks related to our foreign operations. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities. These drop-shipment arrangements represent approximately 19% of fiscal year 2020 net sales.

Our offerings to our customers include hardware, software, services and connectivity across premise, hybrid and cloud environments. With our CASCADE platform, we also offer customers SaaS and subscription services from leading technology suppliers. We believe that sales partners want to offer end-customers complete technology solutions that solve end-user challenges and deliver positive outcomes. We align our teams, tools, and processes to help our sales partners grow by providing more complete solutions through a better understanding of end-customer needs. We are able to provide a combination of offerings from multiple suppliers or give our sales partners access to a number of additional services, including configuration, key injection, integration support and others to deliver solutions.
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
We offer technology solutions and services that include the following:
•Mobility and Barcode: We offer automatic identification and data capture (“AIDC”) technology that incorporates the capabilities for electronic identification and data processing without the need for manual input. These solutions consists of a wide range of products that include portable data collection terminals, wireless products, bar code label printers and scanners. As AIDC technology has become more pervasive, applications have evolved from traditional uses, such as inventory control, materials handling, distribution, shipping and warehouse management, to more advanced applications, such as health care.

•POS: We provide POS solutions for retail, grocery and hospitality environments to efficiently manage in-store sales and operations. POS solutions include computer-based terminals, tablets, monitors, payment processing solutions, receipt printers, pole displays, cash drawers, keyboards, peripheral equipment and fully integrated processing units. These solutions may include self-service checkout, kiosks and products that attach to the POS network in the store, including network access points, routers and digital signage.

•Payments: We offer payment terminals, comprehensive key injection services, reseller partner branding, extensive key libraries, ability to provide point-to-point encryption (“P2PE”), and redundant key injection facilities. We have the resources to deliver secure payment devices that are preconfigured and ready for use. In addition, we partner with ISVs to deliver to merchants integrated tablet POS solution hardware that a merchant may purchase outright or “as a service,” and which includes merchant hardware support and next-day replacement of tablets, terminals and peripherals.

•Physical Security: We provide electronic physical security solutions that include identification, access control, video surveillance and intrusion-related products and networking infrastructure. Physical security products are used every day across every vertical market to protect lives, property and information. These technology solutions require specialized knowledge to deploy effectively, and we offer in-depth training and education to our sales partners to enable them to maintain the appropriate skill levels.

•Unified Communications and Collaboration: We provide unified communications and collaboration capabilities, such as voice, video, audio conferencing, web conferencing and messaging. These offerings combine voice, data, fax and speech technologies with computers, telecommunications and the internet to deliver communications solutions on-premise, from the cloud and as a hybrid. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol ("VoIP") systems, private branch exchanges (“PBXs”), call center applications, video conferencing, desk phones and other endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end-customers to consume and pay for communications services typically on a monthly subscription basis.

•Cloud and Telecom Services: We offer business communications services, including voice, data, access, cable collaboration, wireless and cloud. We focus on empowering and educating sales partners so they can advise end-customers in making informed choices about services, technology and cost savings. With the CASCADE cloud services distribution platform, we offer sales partners another way to grow their recurring revenue practices. CASCADE takes the friction out of acquiring, provisioning and managing SaaS offerings. We have contracts with more than 150 of the world’s leading telecom carriers and cloud services providers.

Our People
The strength of our Company is our people, working together to help our customers grow their businesses. Within our continuing operations, we have approximately 2,200 employees, of which approximately 1,500 are in the United States and 700 are located internationally in Canada, Brazil and the UK. Within our discontinued operations, we have approximately 400 employees. We have no organized labor or trade unions in the United States. We pride ourselves on our strong relationships with our employees.
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
In our Worldwide Barcode, Networking & Security segment, we compete with broad-line distributors, such as Ingram Micro, Synnex and Tech Data in most geographic areas, and more specialized security distributors, such as ADI and Anixter. Additionally, we also compete against other smaller, more specialized AIDC and POS distributors, such as BlueStar. In our Worldwide Communications & Services segment, we compete against broad-line distributors, such as Ingram Micro, Synnex and Tech Data, and more specialized distributors, such as Jenne. Additionally, for Intelisys' technology services, we also compete against other smaller, master agents, such as Avant and Telarus. For our intY business, we compete against other developers of cloud software and services platforms such as CloudBlue and Pax8. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current sales partners.
Sales
Our sales department consists of inside and field sales representatives located in the United States, Canada and Brazil. The majority of our sales partners are assigned to a dedicated sales representative or team whose main focus is developing customer relationships and providing the sales partners with the solutions to meet their end-customer’s needs. Our sales teams are advocates for and trusted advisers to our sales partners. Sales teams are responsible for developing technical expertise within broad product markets, recruiting sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our sales partners. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by supplier representatives and bi-weekly meetings among product, marketing and sales managers.
Our sales teams also provide sales partners with online ordering, API, EDI and other information systems, allowing sales partners to easily gain access to product specifications, availability, and customized pricing, as well as the ability to place and follow the status of orders.
Marketing
We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American and Brazilian markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce; email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our sales partners and suppliers - ensuring we help our partners create, deliver and manage solutions for end-customers across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events, and training and certification courses with leading suppliers in an effort to recruit prospective sales partners.
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

Warehouse and Shipping Strategy
We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and primarily serves North America. We also acquired warehouses in California and Kentucky through our POS Portal acquisition. Our principal warehouses for our Brazil operations are located in the Brazilian states of Paraná, Espírito Santo and Santa Catarina. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize a sales partner’s need for inventory.
Financial Services
Our sales terms include trade credit, various third-party financing options, which include leasing, flooring and other secured financing for qualified sales partners. These sales terms allow us to compete within our specific geographic areas to facilitate our growth plans. We believe these options reduce the sales partner’s need to establish multiple credit relationships.
Trade and Service Marks
We conduct our business under the trade names "ScanSource POS and Barcode," "ScanSource Catalyst," "ScanSource Communications," "ScanSource Services," "ScanSource Networking and Security," "ScanSource KBZ," "ScanSource Brasil," "Network1, a ScanSource company," "Intelisys," "POS Portal," "RPM Software, a ScanSource company" and "intY, a ScanSource company."
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

ITEM 1A. Risk Factors.

The following are certain risks that could affect our business, financial position and results of operations. These risks include those related to our continuing operations, as well as our discontinued operations. These risks should be considered in connection with evaluating an investment in our company and, in particular, the forward-looking statements contained in this Report because these risks could cause the actual results to differ materially from those suggested by the forward-looking statements. Additionally, there are other risks which could impact us that we may not describe, because we currently do not perceive them to be material or because they are presently unknown. If any of these risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

COVID-19 - COVID-19 is expected to have a significant and adverse impact upon our business.

In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on our business, suppliers' businesses and sales partners' businesses. We are unable at this time to predict the ultimate impact that COVID-19 will have on our business due to the inability to predict the duration or magnitude of the virus' impacts. However, we have experienced decreased revenue and increased employee-related healthcare and prevention costs. Our revenues could further decrease significantly if our suppliers are not able to supply us products in a timely manner, our distribution centers may not be able to maintain staffing levels and therefore shipments, and our cash flows could suffer. Overall, we expect COVID-19 to adversely impact our results of operations for at least the next two quarters if not longer, while we have had, and will likely continue to make, adjustments to our operating practices as appropriate, it is unlikely that these measures will be sufficient to fully offset the adverse impacts.

To the extent the COVID-19 pandemic continues, the mitigation efforts and the resulting economic impact adversely affect many aspects of our business. COVID-19 may also have the effect of heightening many of the other risk factors disclosed herein, such as those relating to our growth strategies, credit exposure, liquidity and capital resources, people, volatility of stock price and economic weakness.

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

The economic weakness brought about by COVID-19 may result in prolonged recession, which has the potential to disproportionately impact our business depending on which sectors of the economy and which geographies are most impacted.

Divestitures - There is no guarantee we will sell our Divestitures on favorable terms or at all.

In August 2019, we announced plans to divest our operations in Latin America, outside of Brazil, and our products distribution operations located in Europe and the UK. The sales process has taken longer than anticipated and there can be no guarantee that we will complete any sale of these businesses, or that the terms of the sale will be favorable. We have agreed to sell the Latin America business, outside of Brazil, to Intcomex. The Latin America transaction is expected to close on or around September 30, 2020 and is subject to customary closing conditions. We have identified potential buyers for our Europe business, however any sale is subject to further negotiation, completion of due diligence, execution of a definitive purchase agreement and certain divestitures are conditioned by regulatory approvals. A failure to complete these transactions in a timely fashion and on favorable terms would negatively impact our financial condition. In addition, our failure to effectively complete a sale transaction could result in significant expenses to wind-down our operations and our business operations and financial condition, including our results of operations, cash flows and stock price may be adversely impacted.

Organic growth strategies - If we fail to effectively manage and implement our operating strategies, we may experience a negative effect on our business and financial results.

A significant component of our growth strategy is to expand our channels and expand our existing products and services in our existing channels and entry into new channels. These efforts may divert our resources and systems, require additional resources that might not be available (or available on acceptable terms), result in new or more intense competition, require longer implementation times or greater expenditures than anticipated and otherwise fail to achieve timely desired results, if at all. If we are unable to increase our sales and earnings by expanding our product and service offerings in a cost effective manner, our results may suffer.
Our ability to successfully manage our organic growth will require continued enhancement of our operational, managerial and financial resources, controls, and model. Our failure to effectively manage our organic growth could have an adverse effect on our business, financial condition and results of operations.
We are in the process of divesting our operations in Latin American countries, outside of Brazil, and our distribution operations in Europe, as well as winding down our Canpango business. Reorienting our business and redeploying capital to focus on higher margin opportunities in our United States, Canadian and Brazilian businesses are designed to lead to longer-term value creation for our shareholders. If we are not successful in exiting our operations in those countries in a cost-effective manner, our revenues, results of operations and financial condition may be adversely impacted. If we fail to effectively reinvest capital in our continuing operations and execute on our anticipated next phase of growth our financial results could be negatively impacted.
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
While we evaluate our customers' qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses and any credit losses negatively impact our performance. In addition, for financial reporting purposes, we estimate future credit losses and establish reserves. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted beyond what is expected. If there is deterioration in the collectability of our receivables, or if we fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.
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
As we implement our plan to sell our operations in Latin American countries outside of Brazil and in Europe, with the exception of our digital businesses, we may face a heightened risk of credit losses in those geographies that could negatively impact our performance.

As customers continue to face the negative economic impacts of COVID-19, we may face heightened credit losses not otherwise experienced before the pandemic.

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

We currently have significant facilities outside the United States, and a substantial portion of our revenue is derived from our international operations. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•Disproportionate negative impact from COVID-19 in a foreign location;
•Fluctuations of foreign currency and exchange rates, which can impact sales, costs of the goods we sell and the reporting of our results and assets on our financial statements;
•Changes in international trade laws, trade agreements, or trading relationships affecting our import and export activities, including export license requirements, restrictions on the export of certain technology and tariff changes, or the imposition of new or increased trade sanctions;
•Difficulties in collecting accounts receivable and longer collection periods;
•Changes in, or expiration of, various foreign incentives that provide economic benefits to us;
•Labor laws or practices that impact our ability and costs to hire, retain and discharge employees;
•Difficulties in staffing and managing operations in foreign countries;
•Changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), and laws related to data privacy such as GDPR and other similar privacy laws that impact our IT systems and processes;
•Global economic and financial market instability related to the U.K.’s referendum withdrawal from the E.U., as well as instability from the possibility of withdrawal of other E.U. member states:
•Potential political and economic instability and changes in governments;
•Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and similar laws of other jurisdictions, governing our business activities outside the United States, the violation of which could result in severe penalties, including monetary fines, criminal proceedings and suspension of export or import privileges; and
•Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers, suppliers or service providers.

We currently transact business in the UK, where we also have offices and a distribution center, and in key E.U. markets. The UK has formally exited the E.U. (“Brexit”) and is in a transition period until the end of 2020. Negotiations are ongoing to determine the future terms of the UK’s relationship with the E.U., including the terms of trade between the UK and the E.U. and the rest of the world. The effects of Brexit will depend on any agreements the UK makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. Changes resulting from these measures, including access to free trade agreements, tariffs and customs and currency fluctuations may cause us to lose customers, suppliers and employees and adversely affect our financial condition.

We have substantial operations in Brazil and face risks related to these countries' complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil have greater political volatility and vulnerability to infrastructure and labor disruptions, are more likely to experience market and interest rate fluctuations and may have higher inflation. In addition, doing business in these countries poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating underdeveloped infrastructure and identifying and retaining qualified suppliers, resellers, agents and service providers, among other risks. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, UK Bribery Act, or similar local anti-bribery laws. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.
In addition, competition in developing markets is increasing. If we cannot successfully increase our business, our product sales, financial condition and results of operations could be adversely affected. As we plan to exit our products distribution business in Latin America, outside of Brazil and Europe, our presence in international countries will substantially decrease upon completion of that exit. Before we exit, we are still subject to all risks associated with operating in those countries.
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
We are highly dependent upon a variety of computer and telecommunication systems to operate our business, including our enterprise resource planning systems. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, financial condition and results of operations.
In addition, the information systems of companies we acquire may not meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues, could have an adverse effect on our financial results and operations.
Our customers rely on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business. Many of our customers use our website to check product availability, see their customized pricing and place orders. While our website has not experienced any material disruptions or security breakdowns, it may in the future and any disruptions could harm our relationship with our suppliers, customers and other business partners. Any material disruption of our website or the Internet in general could impair our order processing or prevent our suppliers and customers from accessing information and cause us to lose business.
People - If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our operating results could be adversely affected by increased competition for employees, higher employee turnover or increased compensation and benefit costs. Our employees are important to our success and we are dependent in part on our ability to retain the services of our employees in key roles. We have built our business on a set of core values, and we attempt to hire and retain employees who are committed to these values and our culture of providing exceptional service to our customers and suppliers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.
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
We recently announced actions to address the business impacts of the COVID-19 pandemic and prepare for the next phase of growth. These actions include an approximate $30 million expense reduction plan, which includes a workforce reduction in North America, excluding the Intelisys business. These actions are designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. As part of the plan, we will continue to invest in our higher growth agency business, Intelisys. Customer relationships and operational performance could be negatively impacted by the recent workforce reduction if such reduction was excessive or if roles are eliminated or not replaced.
Customers - We operate in a highly competitive environment and good customer relations are critical to our success. There can be no assurance that we will be able to retain and expand our customer relationships or acquire new customers.

Meeting our customers' needs quickly and fairly is critical to our business success. Transactions with our customers generally are performed on a purchase order basis rather than under long term supply agreements. Therefore, our customers readily can choose to purchase from other sources. From time to time, we experience shortages in availability of some products from suppliers, and this impacts customers' decisions regarding whether to make purchases from us. Anything that negatively influences customer relations can also negatively impact our operating results.
Customer consolidation also may lead to changes in the nature and terms of relationships with our customers. The loss or deterioration of a major customer relationship could adversely affect our business, financial condition and results of operations. COVID-19's widespread negative economic impacts could result in some of our customers shuttering their businesses, thus negatively impacting our revenues.
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
Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our suppliers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply products on a timely basis. In addition, our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality.  As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products or be unable to purchase our desired volume of products. Suppliers that currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-customers. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse impact on our operating results. We cannot provide any assurances that suppliers will maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or product lines.
Increasingly, our suppliers are combining and merging, leaving us with fewer alternative sources. Supplier consolidation may also lead to changes in the nature and terms of relationships with our suppliers. Any loss or deterioration of a major supplier relationship could adversely affect our business, financial condition and results of operations.
Liquidity and capital resources - Market factors and our business performance may increase the cost and availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.
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

Our markets are fiercely competitive. We compete on the basis of price, product and service availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability and terms, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services, and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware and service suppliers that sell directly to resellers and to end-customers. In addition, we compete with resellers and master agents that sell to franchisees, third-party dealers and end-customers. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, that are specialty two-tier or mixed model master resellers, may be able to respond more quickly to new or emerging technologies and changes in customer requirements in their regions. Competition has increased for our sales units as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.
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
We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks, and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. In addition, our decision to dispose of certain of our operations may require us to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. We recognized significant goodwill and intangible asset impairment in the fiscal year ended June 30, 2020. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.
Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing customer needs or requirements, and thus may become less competitive.
The market for some of our products and services is subject to rapid technological change, evolving industry standards and changes in customer demand, which can contribute to the decline in value or obsolescence of inventory. Although most of our suppliers provide us with certain protections from the loss in value of inventory (such as price protection and certain return rights), we cannot be sure that such protections will fully compensate for any loss in value, or that the suppliers will choose to, or be able to, honor such agreements.
Our ability and our supplier's ability to anticipate and react quickly to new technology trends and customer requirements is crucial to our overall success, financial condition and results of operations. If our suppliers fail to evolve their product and service offerings, or if we fail to evolve our product and service offerings or engage with desirable suppliers in time to respond to, and remain ahead of, new technological developments, it would adversely affect our ability to retain or increase market share and revenues. New technologies may emerge that quickly surpass the capabilities of the products we currently hold in inventory or have access to sell through our existing supplier network, and our customers may no longer view our product offerings as desirable or necessary, which could result in a reduction in our market share and ability to obtain sufficient profit margins. Some of our competitors and our suppliers’ competitors may be better at adapting to disruptive technology or entering new markets. Our future success depends, in part, on our ability to adapt and manage our product and service offerings to meet customer needs at prices that our customers are willing to pay.
Acquisitions - Our growth strategy includes acquisitions of companies that complement or expand our existing business. Acquisitions involve unique risks and uncertainties.
We have acquired, and may continue to acquire, companies that complement or expand our existing business in the United States and internationally, and some of these acquisitions may be in business lines where we have little, if any, experience. Acquisitions entail a number of risks, including that the acquired company will not perform as expected and that we will be responsible for unexpected costs or liabilities. In addition, increases in the size and complexity of our business may place a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there are no assurances that we will be able to manage the acquisition process or newly acquired companies effectively. It is not always possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations under Section 404 of the Sarbanes-Oxley Act of 2002.
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
In Europe, Brazil and other Latin American countries, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our customers, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified quickly, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations and financial performance.
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

The stock market as a whole and the trading prices of companies with smaller capitalization have been volatile. This volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, transactions, partnerships, joint ventures or capital commitments.

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

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our fixed assets include office space and warehouses. Our principal locations and/or properties for our continuing operations as of June 30, 2020, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	180,000	Owned	Headquarters - Principal Executive and Sales Offices
Greenville, SC	45,000	Leased	Sales and Administration Offices
Southaven, MS	741,000	Leased	Warehouse
Sacramento, CA	41,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse
International
Sao Jose does Pinhais, Paraná, Brazil	24,000	Leased	Sales Office and Warehouse
Serra, Espírito Santo, Brazil	31,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	164,000	Leased	Sales Office and Warehouse

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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." As of August 26, 2020, there were approximately 680 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2015.

	2015	2016	2017	2018	2019	2020
ScanSource, Inc.	$100	$98	$106	$106	$86	$63
NASDAQ Composite	$100	$98	$126	$156	$168	$213
SIC Code 5045 – Computers & Peripheral Equipment	$100	$118	$153	$139	$130	$149

Unregistered Sales of Equity Securities and Use of Proceeds

In August 2016, the Board of Directors' ("BOD") authorized a three-year $120 million share repurchase program. The share repurchase program expired in August 2019. No share repurchases occurred under the BOD authorization for the year ended June 30, 2018. During the year ended June 30, 2019, we repurchased 323,832 shares for $10.1 million under the program. During the quarter ended September 30, 2019, we repurchased 168,068 shares for $5.4 million under the program before it expired. There was no share-repurchase activity, including shares withheld from employees for stock based awards, for the quarter ended June 30, 2020.

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,047,734	$3,249,799	$3,164,709	$2,963,366	$2,886,938
Cost of goods sold	2,692,165	2,856,996	2,795,403	2,649,364	2,608,261
Gross profit	355,569	392,803	369,306	314,002	278,677
Selling, general and administrative expenses	260,139	252,948	232,291	203,545	182,133
Depreciation expense	13,033	12,028	12,286	8,322	5,955
Intangible amortization expense	19,953	17,893	18,680	13,522	7,491
Impairment charges	120,470	—	—	—	—
Change in fair value of contingent consideration	6,941	15,200	37,043	6,279	415
Operating (loss) income	(64,967)	94,734	69,006	82,334	82,683
Interest expense	12,224	13,162	9,121	3,010	1,912
Interest income	(5,826)	(1,818)	(3,710)	(5,359)	(3,383)
Other (income) expense, net	411	(247)	546	(11,388)	999
(Loss) Income before income taxes	(71,776)	83,637	63,049	96,071	83,155
Provision for income taxes	7,451	18,778	27,593	31,760	30,176
Net (loss) income from continuing operations	(79,227)	64,859	35,456	64,311	52,979
Net (loss) income from discontinued operations	(113,427)	(7,262)	(2,303)	4,935	10,640
Net (loss) income	$(192,654)	$57,597	$33,153	$69,246	$63,619
Per share data:
Net (loss) income from continuing operations per common share, basic	(3.12)	2.53	1.39	2.55	2.00
Net (loss) income from discontinued operations per common share, basic	(4.47)	(0.28)	(0.09)	0.19	0.40
Net (loss) income per common share, basic	$(7.59)	$2.25	$1.30	$2.74	$2.40
Weighted-average shares outstanding, basic	25,378	25,642	25,522	25,318	26,472
Net (loss) income from continuing operations per common share, diluted	(3.12)	2.52	1.38	2.52	1.98
Net (loss) income from discontinued operations per common share, diluted	(4.47)	(0.28)	(0.09)	0.19	0.40
Net (loss) income per common share, diluted	$(7.59)	$2.24	$1.29	$2.71	$2.38
Weighted-average shares outstanding, diluted	25,378	25,734	25,624	25,515	26,687

	As of June 30,
	2020	2019	2018	2017	2016
	(in thousands)
Balance sheet data:
Working capital	$484,460	$776,429	$651,851	$624,748	$643,793
Total assets	1,692,094	2,067,261	1,945,295	1,718,303	1,491,185
Total debt (of continuing operations)	218,728	327,489	249,429	97,300	76,856
Total shareholders’ equity	$678,246	$914,129	$866,376	$837,145	$774,496

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is at the center of the technological solution delivery channel, connecting businesses and institutions and providing solutions for their complex needs. We provide technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 30,000 customers located in the United States, Canada, Brazil, the UK and Europe and provide solutions and services from approximately 500 technology suppliers.

We operate our business under a management structure that enhances our technology market focus and growth strategy. We segment our business into two technology-focused areas that each operate in the United States, Canada, Brazil, and the UK:

•Worldwide Barcode, Networking & Security
•Worldwide Communications & Services

We sell products to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil primarily from facilities located in the Brazilian states of Paraná, Espírito Santo and Santa Catarina. Some of our digital products and services are provided from our CASCADE platform. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities.

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, CenturyLink, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Extreme, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

Recent Developments

Impact of COVID-19 on our Business Environment

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

We have activated our contingency plans. We have deployed teams to monitor the rapidly evolving situation and recommend risk mitigation actions; we have implemented travel restrictions; and we are following social distancing guidelines. We are following global guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitation routines. In addition, nearly all office-based employees around the world are working remotely.

We saw a significant impact from COVID-19 pandemic during the fourth quarter of our fiscal year, with a 21.6% decline year-over-year for quarterly GAAP net sales and a 19.3% decline year-over-year for quarterly non-GAAP net sales, excluding the negative impact of foreign currency translation.

In July 2020, we announced actions to address the business impacts of the COVID-19 pandemic and prepare for the next phase of growth. These actions include an approximate $30 million annualized expense reduction plan, partially offset by approximately $8 to $9 million in severance and employee benefits for those employees who left the Company. These actions are designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. As part of the plan, we will continue to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the COVID-19 pandemic.

See "Risk Factors" for information on additional impacts of COVID-19 as well as other matters that could have a material adverse effect on our results of operations and financial condition.

Closure of the Canpango Professional Services Business

In July 2020, we initiated actions to close Canpango, our salesforce implementation and consulting business. In August 2018, we acquired Canpango to help partners build out their customer relationship management capabilities as part of a CCaaS solution. There has been limited adoption by our partner community. As a result of closing the Canpango business we recorded a pre-tax non-cash charge of approximately $2 million at June 30, 2020. We expect to complete existing contracts over the next few months.

Divestitures

An agreement was signed on July 23, 2020, subsequent to our fiscal year end, to sell our product distribution business located in Mexico, Colombia, Chile, Peru and our Miami-based export operations to Intcomex. We expect to finalize the sale of Latin America divestitures, outside of Brazil, on or around September 30, 2020. The Company is actively working on sales opportunities for our divestitures in Europe and the UK and expects to finalize a sale within twelve months from the current reporting period.
Our Strategy

We rely on a channel sales model offering hardware, software, services and connectivity from leading technology suppliers to sales partners that solve end customers' challenges. With our CASCADE platform, we also offer customers SaaS and subscription services from leading technology suppliers. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services, to deliver solutions. We also offer the flexibility of on-premise, cloud and hybrid solutions.

As a trusted adviser to our sales partners, we provide more complete solutions through a better understanding of end customer needs. We drive growth through enhancing our sales partners' capabilities to provide hardware, software, services and connectivity solutions. Our teams deliver value-added support programs and services, including education and training, network assessments, implementation, custom development and marketing to help our sales partners extend their capabilities, develop new technology practices or reach new end customers.

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

Results of Operations from Continuing Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales. Totals may not sum due to rounding.

	Fiscal Year Ended June 30,
	2020	2019	2018
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.3	87.9	88.3
Gross profit	11.7	12.1	11.7
Selling, general and administrative expenses	8.5	7.8	7.3
Depreciation expense	0.4	0.4	0.4
Intangible amortization expense	0.7	0.6	0.6
Impairment charges	4.0	0.0	0.0
Change in fair value of contingent consideration	0.2	0.5	1.2
Operating (loss) income	(2.1)	2.9	2.2
Interest expense	0.4	0.4	0.3
Interest income	(0.2)	(0.1)	(0.1)
Other (income) expense, net	0.0	0.0	0.0
(Loss) Income from continuing operations before income taxes	(2.4)	2.6	2.0
Provision for income taxes	0.2	0.6	0.9
Net (loss) income from continuing operations	(2.6)	2.0	1.1
Net (loss) from discontinued operations	(3.7)	(0.2)	(0.1)
Net (loss) income	(6.3)%	1.8%	1.0%

Comparison of Fiscal Years Ended June 30, 2020, 2019 and 2018

Below is a discussion of fiscal years ended June 30, 2020, 2019 and 2018 for our continuing operations.

Net Sales

Fiscal year 2020 compared to fiscal year 2019

We have two reportable segments, which are based on the technologies provided to customers. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ending June 30, 2020, 2019 and 2018.

	2020	2019	$ Change	% Change	% Change Constant Currency, Excluding Divestitures and Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,093,217	$2,141,896	$(48,679)	(2.3)%	(1.8)%
Worldwide Communications & Services	954,517	1,107,903	(153,386)	(13.8)%	(11.9)%
Total net sales	$3,047,734	$3,249,799	$(202,065)	(6.2)%	(5.2)%

Sales by Geography Category:
United States	$2,755,134	$2,917,780	$(162,646)	(5.6)%	(5.7)%
International	292,600	332,019	(39,419)	(11.9)%	(1.4)%
Total net sales	$3,047,734	$3,249,799	$(202,065)	(6.2)%	(5.2)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to technology customers in North America and Brazil. During fiscal year 2020, net sales for this segment decreased $48.7 million, or 2.3%, compared to fiscal year 2019. Excluding the foreign exchange negative impact of $10.4 million, adjusted net sales for fiscal year 2020 decreased $38.3 million, or 1.8%, compared to the prior year. The decrease in net sales and adjusted net sales is primarily due to lower sales volume across North America and Brazil, with the exception of our payments business which grew year-over-year. Lower sales volume are largely a result of the negative impacts of the COVID-19 pandemic.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to technology customers in North America, Brazil, Europe and the UK. During fiscal year 2020, net sales for this segment decreased $153.4 million or 13.8% compared to fiscal year 2019 largely as a result of the negative impacts of the COVID-19 pandemic. Excluding the foreign exchange negative impact of $29.8 million and sales from fiscal 2020 and 2019 acquisitions, adjusted net sales decreased $131.7 million, or 11.9%, compared to the prior year. The decrease in adjusted net sales is primarily due to lower sales volumes in the premise-based communications business in North America and the negative impacts of the COVID-19 pandemic. This impact was partially offset by sales growth in local currency in Brazil and increases in net sales for our master agency business, Intelisys.

Fiscal year 2019 compared to fiscal year 2018

	2019	2018	$ Change	% Change	% Change Constant Currency, Excluding Divestitures and Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,141,896	$2,143,135	$(1,239)	(0.1)%	0.3%
Communications & Services	1,107,903	1,021,574	86,329	8.5%	11.6%
Total net sales	$3,249,799	$3,164,709	$85,090	2.7%	4.0%

Sales by Geography Category:
United States	$2,917,780	$2,847,196	$70,584	2.5%	1.9%
International	332,019	317,513	14,506	4.6%	22.0%
Total net sales	$3,249,799	$3,164,709	$85,090	2.7%	4.0%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

During fiscal year 2019, net sales for this segment decreased $1.2 million, or 0.1%, compared to fiscal year 2018 due to the negative impact of foreign exchange. Excluding the foreign exchange negative impact of $16.2 million and sales from the POS Portal acquisition for the first quarter of fiscal years 2019 and 2018, adjusted net sales for fiscal year 2019 increased $6.0 million, or 0.3%, compared to the prior year. The increase in adjusted net sales is primarily due to increased sales volume in our diversified technologies in North America.

Worldwide Communications & Services

During fiscal year 2019, net sales for this segment increased $86.3 million or 8.5% compared to fiscal year 2018. Excluding the foreign exchange negative impact of $39.3 million and sales from fiscal 2019 acquisitions, adjusted net sales for fiscal year 2019 increased $118.6 million, or 11.6%, compared to the prior year. The increase in net sales and adjusted net sales is primarily due to sales growth in our Brazil and our North America communications business.

Gross Profit

Fiscal year 2020 compared to fiscal year 2019

The following table summarizes our gross profit for the fiscal years ended June 30, 2020 and 2019:

					% of Sales June 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$180,582	$209,243	$(28,661)	(13.7)%	8.6%	9.8%
Worldwide Communications & Services	174,988	183,560	(8,572)	(4.7)%	18.3%	16.6%
Total gross profit	$355,570	$392,803	$(37,233)	(9.5)%	11.7%	12.1%

During the 2020 fiscal year, we undertook a conversion to a new inventory management system in our Southaven, Mississippi distribution center. That software did not perform up to expectations, and during the third quarter, we incurred a $4.5 million expense for inventory charges. That charge increased our cost of goods sold, which lowered gross profit for the quarter ended March 31, 2020. We implemented an inventory action plan to address the warehouse inventory discrepancies and were back to typical warehouse operations during the fourth quarter.

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, gross profit dollars decreased $28.7 million and gross profit margin decreased to 8.6% for fiscal year 2020 compared to the prior year. The decrease is primarily due to lower sales volume, higher vendor program recognition in the prior year, and higher inventory charges during the third quarter following the conversion to a new inventory management system.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, gross profit dollars decreased $8.6 million due to lower sales volume. Gross profit margin increased to 18.3% for fiscal year 2020 compared to 16.6% in the prior year primarily due to a more favorable sales mix, including results contributed by our Intelisys recurring revenue business and the addition of the intY SaaS business.

Fiscal year 2019 compared to fiscal year 2018

The following table summarizes our gross profit for the fiscal years ended June 30, 2019 and 2018:

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$209,243	$198,716	$10,527	5.3%	9.8%	9.3%
Worldwide Communications & Services	183,560	170,590	12,970	7.6%	16.6%	16.7%
Total gross profit	$392,803	$369,306	$23,497	6.4%	12.1%	11.7%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, gross profit dollars increased $10.5 million and gross profit margin increased to 9.8% for fiscal year 2019 compared to the prior year primarily due to higher vendor program recognition.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, gross profit dollars increased $13.0 million due to increased sales volume. Gross profit margin decreased slightly to 16.6% for fiscal year 2019 compared to the prior year primarily due to a less favorable sales mix.

Operating expenses

Fiscal year 2020 compared to fiscal year 2019

The following table summarizes our operating expenses for the periods ended June 30, 2020 and 2019:

					% of Sales June 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Selling, general and administrative expenses	$260,139	$252,948	$7,191	2.8%	8.5%	7.8%
Depreciation expense	13,033	12,028	1,005	8.4%	0.4%	0.4%
Intangible amortization expense	19,953	17,893	2,060	11.5%	0.7%	0.6%
Impairment charges	120,470	—	120,470	100.0%	4.0%	—%
Change in fair value of contingent consideration	6,941	15,200	(8,259)	(54.3)%	0.2%	0.5%
Operating expenses	420,536	298,069	122,467	41.1%	13.8%	9.2%

Selling, general and administrative expenses ("SG&A") increased $7.2 million for the fiscal year ending June 30, 2020 compared to the prior year. The increase in SG&A expenses is primarily due to increased employee-related expenses in North America, partially offset by a tax recovery in Brazil. In July 2020, we announced an expense reduction plan designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic.

Depreciation expense increased $1.0 million for the fiscal year ending June 30, 2020 primarily due to additional expense on capitalized IT investments.

Intangible amortization expense increased $2.1 million for the fiscal year ending June 30, 2020 largely due to intangible amortization expense for assets acquired in the intY acquisition.

Impairment charges include $119.0 million in goodwill impairment charges for our Worldwide Barcode, Networking and Security segment and $1.4 million in intangible asset impairment charges for our Canpango business. The Company has initiated actions to close the Canpango business.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of businesses we acquire separately from other SG&A expenses. In fiscal 2020, we have recorded a $6.9 million expense from change in fair value of contingent consideration, all of which related to Intelisys. The expense is largely from recurring amortization of the unrecognized fair value discount and a reduction in the discount rate for the Intelisys liability.

Fiscal year 2019 compared to fiscal year 2018

The following table summarizes our operating expenses for the periods ended June 30, 2019 and 2018:

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Selling, general and administrative expenses	$252,948	$232,291	$20,657	8.9%	7.8%	7.3%
Depreciation expense	12,028	12,286	(258)	(2.1)%	0.4%	0.4%
Intangible amortization expense	17,893	18,680	(787)	(4.2)%	0.6%	0.6%
Change in fair value of contingent consideration	15,200	37,043	(21,843)	(59.0)%	0.5%	1.2%
Operating expenses	$298,069	$300,300	$(2,231)	(0.7)%	9.2%	9.5%

Selling, general and administrative expenses ("SG&A") increased $20.7 million for the fiscal year ending June 30, 2019 compared to the prior year primarily due to increased employee-related expenses in North America.

Depreciation expense and intangible amortization expense decreased $0.3 million and $0.8 million, respectively, for the fiscal year ending June 30, 2019. The decrease in intangible amortization expense is due to trade names and non-compete agreements that became fully amortized during the current year, partially offset by additional expense related to assets acquired through fiscal year 2019 acquisitions.

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

Operating Income

Fiscal year 2020 compared to fiscal year 2019

The following table summarizes our operating income for the periods ended June 30, 2020, 2019 and 2018:

					% of Sales June 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$(83,515)	$57,019	$(140,534)	(246.5)%	(4.0)%	2.7%
Worldwide Communications & Services	22,548	38,933	(16,385)	(42.1)%	2.4%	3.5%
Corporate	(4,000)	(1,218)	(2,782)	228.4%	—%	—%
Total operating (loss) income	$(64,967)	$94,734	$(159,701)	(168.6)%	(2.1)%	2.9%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, the operating income decrease reflects the goodwill impairment charges. Excluding goodwill impairment charges of $119.0 million, adjusted operating income decreased $21.5 million compared to the prior year and adjusted operating margin decreased to 1.7% for the fiscal year June 30, 2020. The decrease in adjusted operating margin is largely due to the lower gross profits.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income decreased $16.4 million compared to the prior year, and the operating margin decreased to 2.4% for the fiscal year ended June 30, 2020. The decrease is largely due to lower gross profits from lower sales volume and increased employee-related expenses, which includes additional expenses from the fiscal year 2020 intY acquisition.

Corporate

Corporate incurred $4.0 million in acquisition and divestiture costs for fiscal year ended June 30, 2020, compared to $1.2 million in acquisition costs for the years ended June 30, 2019.

Fiscal year 2019 compared to fiscal year 2018

					% of Sales June 30,
	2019	2018	$ Change	% Change	2019	2018
	(in thousands)
Worldwide Barcode, Networking & Security	$57,019	$49,313	$7,706	15.6%	2.7%	2.3%
Worldwide Communications & Services	38,933	19,865	19,068	96.0%	3.5%	1.9%
Corporate	(1,218)	(172)	(1,046)	608.1%	—%	—%
Total operating income	$94,734	$69,006	$25,728	37.3%	2.9%	2.2%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income increased $7.7 million and operating margin increased to 2.7% for the fiscal year ended June 30, 2019 compared to the prior year. The increase in operating income and operating margin is primarily attributable to higher gross margins, partially offset by increased employee-related expenses.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income increased $19.1 million and operating margin increased to 3.5% for the fiscal year ended June 30, 2019 compared to the prior year. Operating margin in the prior year was impacted by significant expense related to the change in fair value of contingent consideration for Network1. Excluding change in fair value of contingent consideration for each comparable year, adjusted operating income decreased $2.7 million and adjusted operating margin decreased to 4.9% compared to 5.6% in the prior-year, largely due to increased employee-related expenses, partially offset by increased sales volume.

Corporate

Corporate incurred $1.2 million and $0.2 million in acquisition costs for the years ended June 30, 2019 and 2018, respectively.

Total Other (Income) Expense

Fiscal year 2020 compared to fiscal year 2019

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2020 and 2019:

					% of Sales June 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$12,224	$13,162	$(938)	(7.1)%	0.4%	0.4%
Interest income	(5,826)	(1,818)	(4,008)	220.5%	(0.2)%	(0.1)%
Net foreign exchange losses (gains)	525	635	(110)	(17.3)%	—%	—%
Other, net	(114)	(882)	768	(87.1)%	—%	—%
Total other (income) expense	$6,809	$11,097	$(4,288)	(38.6)%	0.2%	0.3%

Interest expense reflects interest incurred on borrowings, non-utilization fees from our revolving credit facility and amortization of debt issuance costs. Interest expense decreased in fiscal 2020 as compared to 2019 principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2020 and 2019 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil. In fiscal year 2020, we recognized interest income of $2.7 million related to a tax recovery in Brazil.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, the Canadian dollar versus the U.S. dollar and other currencies versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange loss. Foreign exchange losses decreased during fiscal year 2020 compared to the prior year from the lower cost of hedging.

Fiscal year 2019 compared to fiscal year 2018

					% of Sales June 30,
	2019	2018	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$13,162	$9,121	$4,041	44.3%	0.4%	0.3%
Interest income	(1,818)	(3,710)	1,892	(51.0)%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	635	1,178	(543)	(46.1)%	—%	—%
Other, net	(882)	(632)	(250)	39.6%	—%	—%
Total other (income) expense	$11,097	$5,957	$5,140	86.3%	0.3%	0.2%

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

Net foreign exchange losses decreased during fiscal year 2019 compared to the prior year, primarily from hedging costs.

Provision for Income Taxes

Income tax expense for continuing operations was $7.5 million, $18.8 million and $27.6 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively, reflecting an effective tax rate of (10.4)%, 22.5% and 43.8%, respectively. The decrease in the effective tax rate for fiscal year 2020 compared to fiscal year 2019 is primarily the result of impairment charges, most of which are not deductible for tax purposes. The decrease in the effective tax rate for fiscal year 2019 as compared to fiscal year 2018 is primarily due to significant discrete tax items recognized in the prior year associated with U.S. tax reform that did not recur in the current year.

We expect the fiscal year 2021 effective tax rate from continuing operations to be approximately 28.5% to 29.5%. See Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2020				Fiscal 2019
	Jun. 30 2020	Mar. 31 2020	Dec. 31 2019	Sept. 30 2019	Jun. 30 2019	Mar. 31 2019	Dec. 31 2018	Sept. 30 2018
	(in thousands, except per share data)
Net sales	$636,450	$744,584	$823,999	$842,701	$811,432	$752,799	$872,348	$813,220
Cost of goods sold	562,303	660,006	725,680	744,176	714,789	657,043	768,926	716,239
Gross profit	$74,147	$84,578	$98,319	$98,525	$96,643	$95,756	$103,422	$96,981
Impairment charges	120,470	—	—	—	—	—	—	—
Change in fair value of contingent consideration	674	618	3,176	2,472	3,666	5,101	1,850	4,584
Net (loss) income from continuing operations	(108,859)	5,715	11,626	12,291	$15,996	$13,455	$19,758	$15,649
Net (loss) income from discontinued operations	(108,403)	(4,003)	(260)	(761)	(4,418)	(1,740)	224	(1,327)
Net (loss) income	$(217,262)	1,712	11,366	11,530	$11,578	$11,715	$19,982	$14,322
Net (loss) income from continuing operations per common share, basic	(4.29)	0.23	0.46	0.48	0.62	0.53	0.77	0.61
Net (loss) income from discontinued operations per common share, basic	(4.28)	(0.16)	(0.01)	(0.03)	(0.17)	(0.07)	0.01	(0.05)
Net (loss) income per common share, basic	$(8.57)	$0.07	$0.45	$0.45	$0.45	$0.46	$0.78	$0.56
Weighted-average shares outstanding, basic	25,353	25,346	25,274	25,539	25,627	25,704	25,640	25,599
Net (loss) income from continuing operations per common share, diluted	(4.29)	0.23	0.46	0.48	0.62	0.52	0.77	0.61
Net (loss) income from discontinued operations per common share, diluted	(4.28)	(0.16)	(0.01)	(0.03)	(0.17)	(0.07)	0.01	(0.05)
Net (loss) income per common share, diluted	$(8.57)	$0.07	$0.45	$0.45	$0.45	$0.45	$0.78	$0.56
Weighted-average shares outstanding, diluted	25,353	25,363	25,358	25,617	25,691	25,762	25,750	25,755

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the fiscal years ended June 30, 2020 and 2019, respectively.

	2020	2019
Return on invested capital ratio	7.5%	12.1%
The components of our ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(in thousands)
Reconciliation of net income to EBITDA:
Net (loss) income from continuing operations (GAAP)	$(79,227)	$64,859
Plus: Interest expense	12,224	13,162
Plus: Income taxes	7,451	18,778
Plus: Depreciation and amortization	35,328	33,652
EBITDA (non-GAAP)	(24,224)	130,451
Plus: Change in fair value of contingent consideration	6,941	15,200
Plus: Acquisition and divestiture costs(a)	4,000	1,218
Plus: Restructuring costs	604	—
Plus: Impairment charges	120,470	—
Plus: Tax recovery, net	(10,744)	—
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$97,047	$146,869

Invested capital calculations	Fiscal Year Ended June 30,
	2020	2019
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$914,129	$866,376
Equity – end of the year	678,246	914,129
Plus: Change in fair value of contingent consideration, net of tax	5,247	11,294
Plus: Acquisition and divestiture costs(a)	4,000	1,218
Plus: Restructuring, net of tax	449	—
Plus: Impairment charges, net of tax	114,398	—
Plus: Tax recovery, net	(8,001)	(3,110)
Plus: Impact of discontinued operations, net of tax	98,794	(16,557)
Average equity	903,631	886,675
Average funded debt(b)	390,709	329,473
Invested capital (denominator for ROIC) (non-GAAP)	$1,294,340	$1,216,148

(a)  Includes acquisition and divestitures costs for the year ended June 30, 2020 and acquisition costs for the fiscal year ended June 30, 2019. Acquisition and divestiture costs are generally non-deductible for tax purposes.
(b) Average funded debt, which includes both continuing operations and discontinued operations, is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Net Sales in Constant Currency, Excluding Acquisitions and Divestitures
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date and the impact of Divestitures in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency, excluding acquisition:

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2020	2019	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Non-GAAP net sales, including Divestitures	$2,511,666	$2,589,837	$(78,171)	(3.0)%
Divestitures	(418,449)	(447,941)
Net sales, reported	2,093,217	2,141,896	(48,679)	(2.3)%
Foreign exchange impact(a)	10,395	—
Non-GAAP net sales, constant currency excluding Divestitures and acquisitions	$2,103,612	$2,141,896	$(38,284)	(1.8)%

Worldwide Communications & Services:
Non-GAAP net sales, including Divestitures	$1,097,564	$1,283,274	$(185,710)	(14.5)%
Divestitures	(143,047)	(175,371)
Net sales, reported	954,517	1,107,903	(153,386)	(13.8)%
Foreign exchange impact(a)	29,829	—
Less: Acquisitions	(9,122)	(1,026)
Non-GAAP net sales, constant currency excluding Divestitures and acquisitions	$975,224	$1,106,877	$(131,653)	(11.9)%

Consolidated:
Non-GAAP net sales, including Divestitures	$3,609,230	$3,873,111	$(263,881)	(6.8)%
Divestitures	(561,496)	(623,312)
Net sales, reported	3,047,734	3,249,799	(202,065)	(6.2)%
Foreign exchange impact(a)	40,224	—
Less: Acquisitions	(9,122)	(1,026)
Non-GAAP net sales, constant currency excluding Divestitures and acquisitions	$3,078,836	$3,248,773	$(169,937)	(5.2)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2020 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2019.

Net sales by segment
	Fiscal Year Ended June 30,
	2019	2018	$ Change	% Change
Worldwide Barcode, Networking & Security:
Non-GAAP net sales, including Divestitures	$2,589,837	$2,628,988	$(39,151)	(1.5)%
Divestitures	(447,941)	(485,853)
Net sales, reported	2,141,896	2,143,135	(1,239)	(0.1)%
Foreign exchange impact(a)	16,196	—
Less: Acquisitions	(23,465)	(14,553)
Non-GAAP net sales, constant currency excluding Divestitures and acquisitions	$2,134,627	$2,128,582	$6,045	0.3%

Worldwide Communications & Services:
Non-GAAP net sales, including Divestitures	$1,283,274	$1,217,272	$66,002	5.4%
Divestitures	(175,371)	(195,698)
Net sales, reported	1,107,903	1,021,574	86,329	8.5%
Foreign exchange impact(a)	39,274	—
Less: Acquisitions	(7,052)	—
Non-GAAP net sales, constant currency excluding Divestitures and acquisitions	$1,140,125	$1,021,574	$118,551	11.6%

Consolidated:
Non-GAAP net sales, including Divestitures	$3,873,111	$3,846,260	$26,851	0.7%
Divestitures	(623,312)	(681,551)
Net sales, reported	3,249,799	3,164,709	85,090	2.7%
Foreign exchange impact(a)	55,470	—
Less: Acquisitions	(30,517)	(14,553)
Non-GAAP net sales, constant currency excluding Divestitures and acquisitions	$3,274,752	$3,150,156	$124,596	4.0%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2019 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2018.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2020	2019	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,755,134	$2,917,780	$(162,646)	(5.6)%
Less: Acquisitions	(3,542)	(1,062)
Net sales, excluding acquisitions	$2,751,592	$2,916,718	$(165,126)	(5.7)%

International:
Non-GAAP net sales, including Divestitures	$854,096	$955,331	$(101,235)	(10.6)%
Divestitures	(561,496)	(623,312)
Net sales, reported	292,600	332,019	(39,419)	(11.9)%
Foreign exchange impact(a)	40,224	—
Less: Acquisitions	(5,580)	36
Net sales, constant currency excluding Divestitures and acquisitions (non-GAAP)	$327,244	$332,055	$(4,811)	(1.4)%

Consolidated:
Non-GAAP net sales, including Divestitures	$3,609,230	$3,873,111	$(263,881)	(6.8)%
Divestitures	(561,496)	(623,312)
Net sales, reported	3,047,734	3,249,799	(202,065)	(6.2)%
Foreign exchange impact(a)	40,224	—
Less: Acquisitions	(9,122)	(1,026)
Net sales, constant currency excluding Divestitures and acquisitions (non-GAAP)	$3,078,836	$3,248,773	$(169,937)	(5.2)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2020 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2019.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2019	2018	$ Change	% Change
United States and Canada:
Net sales, as reported	$2,917,780	$2,847,197	$70,583	2.5%
Less: Acquisitions	(30,517)	(14,553)
Net sales, excluding acquisitions	$2,887,263	$2,832,644	$54,619	1.9%

International:
Non-GAAP net sales, including Divestitures	$955,331	$999,063	$(43,732)	(4.4)%
Divestitures	(623,312)	(681,551)
Net sales, reported	332,019	317,512	14,507	4.6%
Foreign exchange impact(a)	55,459	—
Less: Acquisitions	—	—
Net sales, constant currency excluding Divestitures and acquisitions (non-GAAP)	$387,478	$317,512	$69,966	22.0%

Consolidated:
Non-GAAP net sales, including Divestitures	$3,873,111	$3,846,260	$26,851	0.7%
Divestitures	(623,312)	(681,551)
Net sales, reported	3,249,799	3,164,709	85,090	2.7%
Foreign exchange impact(a)	55,470	—
Less: Acquisitions	(30,517)	(14,553)
Net sales, constant currency excluding Divestitures and acquisitions (non-GAAP)	$3,274,752	$3,150,156	$124,596	4.0%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2019 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2018.

Income Statement Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP net sales, non-GAAP gross profit, non-GAAP operating income, non-GAAP net other expense, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition and divestiture costs, restructuring costs, impact of Divestitures and other non-GAAP adjustments. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

Operating Income by Segment:

	Fiscal year ended June 30,				% of Net Sales June 30,
	2020	2019	$ Change	% Change	2020	2019
Worldwide Barcode, Networking & Security:
GAAP operating (loss) income	(83,515)	57,019	(140,534)	(246.5)%	(4.0)%	2.7%
Adjustments:
Amortization of intangible assets	7,871	8,099	(228)
Tax recovery	(5,480)	—	(5,480)
Impairment charges	119,037	—	119,037
Non-GAAP operating income	$37,913	$65,118	$(27,205)	(41.8)%	1.8%	3.0%

Worldwide Communications & Services:
GAAP operating income	22,548	38,933	(16,385)	(42.1)%	2.4%	3.5%
Adjustments:
Amortization of intangible assets	12,082	9,794	2,288
Change in fair value of contingent consideration	6,941	15,200	(8,259)
Restructuring costs	604	—	604
Tax recovery	(2,583)	—	(2,583)
Impairment charges	1,433	—	1,433
Non-GAAP operating income	$41,025	$63,927	$(22,902)	(35.8)%	4.3%	5.8%

Corporate:
GAAP operating loss	$(4,000)	$(1,218)	$(2,782)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	4,000	1,218	2,782
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating (loss) income	(64,967)	94,734	(159,701)	(168.6)%	(2.1)%	2.9%
Adjustments:
Amortization of intangible assets	19,953	17,893	2,060
Change in fair value of contingent consideration	6,941	15,200	(8,259)
Acquisition and divestiture costs	4,000	1,218	2,782
Restructuring costs	604	—	604
Tax recovery	(8,063)	—	(8,063)
Impairment charges	120,470	—	120,470
Non-GAAP operating income	$78,938	$129,045	$(50,107)	(38.8)%	2.6%	4.0%

	Year ended June 30, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impairment charges	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$3,047,734	$—	$—	$—	$—	$—	$3,047,734
Gross profit	355,569	—	—	—	—	—	355,569
Operating (loss) income	(64,967)	19,953	6,941	4,604	(8,063)	120,470	78,938
Other expense, net	6,809	—	—	—	2,681	—	9,490
Pre-tax (loss) income	(71,776)	19,953	6,941	4,604	(10,744)	120,470	69,448
Net (loss) income from continuing operations	(79,227)	15,091	5,247	4,449	(8,001)	114,398	51,957
Diluted EPS from continuing operations	$(3.12)	$0.59	$0.21	$0.18	$(0.32)	$4.51	$2.05

(a) Acquisition and divestiture costs totaled $4.0 million for the fiscal year ended June 30, 2020 and are generally nondeductible for tax purposes. Restructuring costs totaled $0.6 million for the fiscal year ended June 30, 2020.

	Year ended June 30, 2019
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impairment charges	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$3,249,799	$—	$—	$—	$—	$—	$3,249,799
Gross profit	392,803	—	—	—	—	—	392,803
Operating income	94,734	17,893	15,200	1,218	—	—	129,045
Other expense, net	11,097	—	—	—	—	—	11,097
Pre-tax income	83,637	17,893	15,200	1,218	—	—	117,948
Net income from continuing operations	64,859	13,484	11,294	1,218	(3,110)	—	87,745
Diluted EPS from continuing operations	$2.52	$0.52	$0.44	$0.05	$(0.12)	$—	$3.41

(a) Acquisition and divestiture costs totaled $1.2 million for the fiscal year ended June 30, 2019 and are generally nondeductible for tax purposes.

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
Supplier Programs

We receive incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that we use the suppliers' cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 606– Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer (i.e., the Company) receives advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal year 2020, we completed our annual impairment test as of April 30th and determined that goodwill for our Worldwide Barcode, Networking and Security reporting unit was impaired and we recorded an impairment charge of $119.0 million accordingly. It became apparent to management during the fourth quarter of the current fiscal year that the negative impacts of the COVID-19 pandemic would drive year-over-year revenue losses for the current quarter and next fiscal year. Such losses resulted in reduced cash flow projections for this reporting unit that were not expected during the previous quarter as COVID-19 was just beginning to impact the United States. In addition, we saw an unanticipated and sustained reduction in our stock price compared to historical values as we progressed further through the fourth quarter. The fair value of our Worldwide Communications & Services reporting unit exceeds its carrying value of assets by approximately 12%.
See Note 7 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys, Network1 and POS Portal, we agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. We paid annual earnout payments to the former shareholders of Intelisys in fiscal years 2018, 2019 and 2020. We paid the final earnout payment to the former shareholders of Network1 during fiscal year 2019. We also made a single earnout payment to the former shareholders of POS Portal during fiscal year 2018 in accordance with the share purchase agreement.
Intelisys has one remaining earnout payment to be paid in fiscal year 2021. In accordance with ASC Topic 805, Business Combinations, we determine the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period we reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and noncurrent portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.
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
Cash and cash equivalents totaled $29.5 million, $19.3 million and $23.5 million at June 30, 2020, 2019 and 2018, respectively, of which $23.6 million, $14.1 million and $18.3 million was held outside of the United States as of June 30, 2020, 2019 and 2018 respectively. Checks released but not yet cleared from these accounts in the amounts of $15.4 million, $7.4 million and $5.6 million are classified as accounts payable as of June 30, 2020, 2019 and 2018 respectively.
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
Our net investment in working capital decreased $150.0 million to $431.3 million at June 30, 2020 from $581.2 million at June 30, 2019, primarily from decreases in accounts receivable and inventory, partially offset by decreases in accounts payable. Our net investment in working capital totaled $490.9 million at June 30, 2018. Decreases in accounts receivable, inventory, and accounts payable in the current year are due to lower sales volumes as a result of the COVID-19 pandemic. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to suppliers, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2020	June 30, 2019	June 30, 2018
	(in thousands)
Operating activities of continuing operations	$182,033	$16,032	$31,447
Investing activities of continuing operations	(55,308)	(37,958)	(150,766)
Financing activities of continuing operations	(152,686)	31,314	100,920
Net cash provided by operating activities was $182.0 million for the year ended June 30, 2020, compared to $16.0 million and $31.4 million provided by operating activities for the years ended June 30, 2019 and 2018. Operating cash flows for the year ended June 30, 2020 is primarily attributable to reduced inventory and accounts receivable balances and earnings from operations adjusted for non-cash items. Operating cash flows for the year ended June 30, 2019 is primarily attributable to earnings from operations adjusted for non-cash items, partially offset by increased inventory. Operating cash flows for the year ended June 30, 2018 is primarily attributable to earnings from operations adjusted for non-cash items, partially offset by overall increases in cash used for working capital needs.
Excluding the master agency business, the number of days sales outstanding ("DSO") was 63 at June 30, 2020, compared to 58 at June 30, 2019 and 56 at June 30, 2018. The increase in DSO is primarily a result of changes in the aging portfolio of North America. Throughout the current fiscal year, DSO ranged from 56 to 63. Inventory turnover was 4.5 times during the fourth quarter of the current fiscal year, compared to 4.9 and 6.4 times in the fourth quarter of fiscal years 2019 and 2018, respectively. Throughout the current fiscal year, inventory turnover ranged from 4.5 to 5.6 times.

Cash used in investing activities was $55.3 million, $38.0 million and $150.8 million for the years ended June 30, 2020, 2019, and 2018, respectively. Cash used in investing activities is primarily attributable to cash used to purchase IntY in fiscal year 2020, RPM and Canpango in fiscal year 2019, and POS Portal in fiscal year 2018.

Cash used in financing activities for the year ended June 30, 2020 totaled to $152.7 million, compared to cash provided by financing activities of $31.3 million and $100.9 million in fiscal years 2019 and 2018, respectively. For fiscal year 2020, cash used in financing activities is primarily attributable to net debt repayments and contingent consideration payments. For both fiscal years 2019 and 2018, cash provided by financing activities is primarily attributable to net debt borrowings, partially offset by contingent consideration payments.

Share Repurchase Program

In August 2016, the Board of Directors authorized a three year $120 million share repurchase program. The share repurchase program expired in August 2019. Since the inception of the program, we repurchased 1.1 million shares totaling $35.9 million, of which 0.2 million totaling $5.4 million were repurchased during the year ended June 30, 2020.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks. On April 30, 2019, we amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” we may increase our borrowings by up to an additional $250 million, for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility as of June 30, 2020. Including borrowings for both continuing and discontinued operations, there was $92.4 million, $200.8 million, and $244.0 million outstanding on the revolving credit facility at June 30, 2020, 2019 and 2018 respectively.

Including borrowings for both continuing and discontinued operations, the average daily balance on the revolving credit facility, excluding the term loan facility, was $235.4 million, $296.4 million and $269.5 million for the years ended June 30, 2020, 2019 and 2018, respectively. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million as of June 30, 2020. There were no letters of credit issued as of June 30, 2019 and June 30, 2018. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $257.3 million and $149.2 million available for additional borrowings as of June 30, 2020 and 2019, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA, and (2) Credit Facility EBITDA relative to total interest expense respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2020, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $132.1 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2020, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Earnout Payments

As of June 30, 2020, we are obligated to pay one final earnout payment to the former shareholders of Intelisys related to their acquisition on August 29, 2016. See Note 10 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. We paid the final earnout payment to the former shareholders of Network1 in fiscal year 2019. We made a single earnout payment to the former shareholders of POS Portal in fiscal year 2018. The future earnout payment for Intelisys is expected to be funded by cash from operations and our existing revolving credit facility.

Summary
We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2020, we had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), debt (including interest payments) and the contingent consideration for the earnout pertaining to the Intelisys acquisition. See Notes 8, 10 and 14 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$28,464	$5,430	$9,643	$7,414	$5,977
Capital lease	2,631	1,228	1,403	—	—
Principal debt payments	151,014	7,839	19,441	120,709	3,025
Revolving credit facility(2)	67,714	—	—	67,714	—
Contingent consideration(3)	46,334	46,334	—	—	—
Other(4)	—	—	—	—	—
Total obligations	$296,157	$60,831	$30,487	$195,837	$9,002
(1)Amounts to be paid in future periods for real estate taxes, insurance and other operating expenses applicable to the properties pursuant to the respective operating leases have been excluded from the table above as the amounts payable in future periods are generally not specified in the lease agreements and are dependent upon amounts which are not known at this time. Such amounts were not material in the current fiscal year.
(2)The Company has $24.7 million outstanding under the revolving credit facility classified as long term liabilities held for sale in the Consolidated Balance Sheets for our discontinued operations that is not included in the chart above.
(3)Amounts disclosed regarding future Intelisys earnout payments are presented at their discounted fair value. Estimated future, undiscounted earnout payments for Intelisys could range as high as $46.9 million as of June 30, 2020.
(4)Amounts totaling $27.2 million of deferred compensation, which are included in accrued expenses and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2020, have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon death of the former employee, respectively.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings (continuing and discontinued operations) on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately a $2.9 million and $2.3 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2020 and 2019, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2020 and 2019 we had $247.0 million and $360.5 million, respectively, in variable rate debt for both continuing and discontinued operations. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap with a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. The purpose of the interest rate swap is to manage or hedge our exposure to floating rate debt and achieve a desired proportion of fixed versus floating rate debt. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Brazil, the UK and Europe. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.1 million and $1.3 million increase or decrease in pre-tax income for fiscal years ended June 30, 2020 and 2019, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, British pounds and Canadian dollars. At June 30, 2020 and 2019 the fair value of our currency forward contracts were a net payable of less than $0.1 million.

ITEM 8. Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 31, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Supplier Incentives

As described in Note 1 to the consolidated financial statements, the Company has incentive agreements with many of its suppliers. Supplier rebates can be in the form of instant rebates or achievement-based rebates. Instant rebate programs reduce the Company’s inventory cost so that the Company can reduce the ultimate sales price to the customer or provide additional margin to the Company. Achievement-based rebates are earned by achieving certain sales or purchase targets on a periodic basis. We identified supplier incentives as a critical audit matter.

We identified supplier incentives as a critical audit matter due to the large volume of transactions subject to rebates that are earned under varying contract terms, and the related estimates made by management. The Company determines whether, among other items, all qualifying sales and purchases are considered in calculating the rebates and cash receipts or credit memos received are appropriately applied. The determination of achievement-based rebates requires management to make estimates about future purchases and sales. For both instant and achievement-based rebates, there is a risk that the rebates are not accounted for consistent with the terms of the current contracts, which requires a high degree of auditor judgment in designing and executing audit procedures to respond to this risk.

Our audit procedures related to the supplier incentives included the following, among others. We confirmed a sample of outstanding balances of supplier rebates receivable. For unreturned confirmations, we vouched the related balances to subsequent cash receipts or credit memos received by the Company or obtained the underlying vendor agreements. Using those agreements, we recalculated the receivable based on the stated terms and evaluated the Company’s estimates to determine whether the rebate thresholds were met. We verified the completeness and accuracy of the underlying sales or purchases data used by management in determining whether they qualified for rebates during the period. In addition, we analyzed the rebates receivable collection history to evaluate the overall collectability of the supplier rebates receivable balance. We also tested the design and operating effectiveness of controls relating to supplier incentives including, among others, the Company’s controls over processing new incentive agreements, specifically related to the appropriate recognition of reductions to cost of goods sold for instant rebates and the appropriate amortization of inventory valuation adjustments to cost of goods sold for achievement-based rebates.

Europe Held for Sale and Discontinued Operations Classification in the Absence of an Executed Sales Agreement

As described in Note 18 to the consolidated financial statements, during the fourth quarter of fiscal 2020, the Company classified the product distribution businesses in Europe, the UK (collectively,“Europe”), Mexico, Colombia, Chile, Peru, and the Miami-based export operations (collectively, “Latin America”) as assets held for sale and discontinued operations. As of June 30, 2020, the Company measured these businesses at the lower of carrying value or fair value less costs to sell, resulting in a pre-tax loss of $88.9 million, recorded within loss from discontinued operations for the year ended June 30, 2020.

We identified the Europe held for sale treatment as a critical audit matter due to the complexities and judgments involved in making the accounting treatment determination. There are subjective and complex judgments in the following areas: determination of whether the sale of Europe is probable, that the transfer of assets are a completed sale within one year from June 30, 2020, and the determination of an estimated sales price since there is no signed purchase agreement in place as of the date the 10-K was filed. There were also complexities in determining the proper treatment of deferred taxes related to currency translation adjustments previously recorded.

Our audit procedures related to held for sale and discontinued operations classification of Europe included the following, among others. We audited management's held for sale evaluation for Europe by comparing the relevant guidance against management’s conclusions. We tested the Company’s judgments in determining the estimated sales price of Europe based on review of correspondence with potential buyers. We audited management’s calculation of the loss on held for sale classification, and the applicable deferred tax impact associated with currency translation adjustments. We evaluated the adequacy of the Company’s disclosures on held for sale treatment and discontinued operations against the requirements of the accounting framework and tested the completeness and accuracy of the prior year financial presentation. We tested the design and operating effectiveness of controls established to identify, authorize and approve, account for and disclose the discontinued operations in the consolidated financial statements.

Goodwill Valuation

As described in Note 7 to the consolidated financial statements, as of June 30, 2020, goodwill recorded in the Worldwide Barcode, Networking and Security reporting unit (“Barcode”) was $16.4 million and goodwill recorded in the Worldwide Communications and Services (“Communications”) reporting unit was $197.9 million. Goodwill is tested by the Company’s management for impairment at least annually at the reporting unit level and more frequently when indicators of potential impairment are identified. During the fourth quarter of fiscal 2020, management performed a quantitative impairment test of goodwill. This test resulted in impairment charges of $119.0 million for the Barcode reporting unit. No impairment was recorded in the Communications reporting unit.

We identified goodwill valuation as a critical audit matter because of the significant judgments made by management to estimate the fair value of goodwill in each reporting unit. Estimates of future performance and market conditions used to arrive at the net present value of future cash flows, which is used within the goodwill impairment analysis, are subjective in nature. In particular, the Company’s fair value estimate was sensitive to assumptions including the discount rate and revenue growth rates, which are affected by expectations about future market or economic conditions. There were also complexities in determining the allocation of the identified goodwill impairment charges to legal jurisdictions for tax purposes.

Our audit procedures related to goodwill valuation include the following, among other procedures. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Barcode and Communications reporting units which would result from changes in assumptions. With the assistance of our valuation specialists, we assessed the Company’s methodologies and tested the significant assumptions and underlying data used by the Company in its valuation analysis. With the assistance of our tax specialists, we evaluated whether the allocation of the goodwill impairment for income taxes purposes was appropriate. We evaluated the adequacy of the Company’s disclosures on goodwill valuation against the requirements of the accounting framework. We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This includes controls over management’s review of the significant assumptions described above.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2014.

Columbia, South Carolina
August 31, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2020, and our report dated August 31, 2020 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of intY Holdings ("intY"), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues from continuing operations constituting 3.5 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2020. As indicated in Management’s Report, intY was acquired during the year ended June 30, 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of intY.

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

/s/ Grant Thornton LLP

Columbia, South Carolina
August 31, 2020

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$29,485	$19,305
Accounts receivable, less allowance of $21,906 at June 30, 2020 and $27,521 at June 30, 2019	443,185	523,424
Inventories	454,885	554,080
Prepaid expenses and other current assets	94,681	83,753
Current assets held for sale	181,231	296,753
Total current assets	1,203,467	1,477,315
Property and equipment, net	55,641	60,570
Goodwill	214,288	310,715
Identifiable intangible assets, net	121,547	121,214
Deferred income taxes	24,630	15,447
Other non-current assets	72,521	52,921
Non-current assets held for sale	—	29,079
Total assets	$1,692,094	$2,067,261
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$454,240	$488,291
Accrued expenses and other current liabilities	76,686	64,629
Current portion of contingent consideration	46,334	38,393
Income taxes payable	5,886	3,956
Current portion of long-term debt	7,839	4,085
Current liabilities held for sale	128,022	101,532
Total current liabilities	719,007	700,886
Deferred income taxes	3,884	—
Long-term debt, net of current portion	143,175	151,014
Borrowings under revolving credit facility	67,714	172,390
Long-term portion of contingent consideration	—	39,532
Other long-term liabilities	80,068	57,153
Long-term liabilities held for sale	—	32,157
Total liabilities	1,013,848	1,153,132
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,361,298 and 25,408,397 shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively	63,765	64,287
Retained earnings	747,276	939,930
Accumulated other comprehensive loss	(132,795)	(90,088)
Total shareholders’ equity	678,246	914,129
Total liabilities and shareholders’ equity	$1,692,094	$2,067,261

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2020, 2019 and 2018
(in thousands, except per share information)

	2020	2019	2018
Net sales	$3,047,734	$3,249,799	$3,164,709
Cost of goods sold	2,692,165	2,856,996	2,795,403
Gross profit	355,569	392,803	369,306
Selling, general and administrative expenses	260,139	252,948	232,291
Depreciation expense	13,033	12,028	12,286
Intangible amortization expense	19,953	17,893	18,680
Impairment charges	120,470	—	—
Change in fair value of contingent consideration	6,941	15,200	37,043
Operating (loss) income	(64,967)	94,734	69,006
Interest expense	12,224	13,162	9,121
Interest income	(5,826)	(1,818)	(3,710)
Other expense (income), net	411	(247)	546
(Loss) income before income taxes	(71,776)	83,637	63,049
Provision for income taxes	7,451	18,778	27,593
Net (loss) income from continuing operations	(79,227)	64,859	35,456
Net loss from discontinued operations	(113,427)	(7,262)	(2,303)
Net (loss) income	$(192,654)	$57,597	$33,153
Per share data:

Net (loss) income from continuing operations per common share, basic	$(3.12)	$2.53	$1.39
Net loss from discontinued operations per common share, basic	(4.47)	(0.28)	(0.09)
Net (loss) income per common share, basic	$(7.59)	$2.25	$1.30
Weighted-average shares outstanding, basic	25,378	25,642	25,522

Net (loss) income from continuing operations per common share, diluted	$(3.12)	$2.52	$1.38
Net loss from discontinued operations per common share, diluted	(4.47)	(0.28)	(0.09)
Net (loss) income per common share, diluted	$(7.59)	$2.24	$1.29
Weighted-average shares outstanding, diluted	25,378	25,734	25,624

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
Years Ended June 30, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Net (loss) income	$(192,654)	$57,597	$33,153
Unrealized (loss) gain on hedged transaction, net of tax	(4,646)	(3,277)	1,089
Foreign currency translation adjustment	(38,061)	(2,634)	(12,062)
Comprehensive (loss) income	$(235,361)	$51,686	$22,180

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2020, 2019 and 2018
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	25,431,845	$61,169	$849,180	$(73,204)	$837,145
Net income	—	—	33,153	—	33,153
Unrealized gain on hedged transaction, net of tax	—	—	—	1,089	1,089
Foreign currency translation adjustment	—	—	—	(12,062)	(12,062)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	161,277	636	—	—	636
Share based compensation	—	6,415	—	—	6,415
Balance at June 30, 2018	25,593,122	68,220	882,333	(84,177)	866,376
Net income	—	—	57,597	—	57,597
Unrealized loss on hedged transaction, net of tax	—	—	—	(3,277)	(3,277)
Foreign currency translation adjustment	—	—	—	(2,634)	(2,634)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	139,107	103	—	—	103
Common stock repurchased	(323,832)	(10,129)	—	—	(10,129)
Share based compensation	—	6,093	—	—	6,093
Balance at June 30, 2019	25,408,397	64,287	939,930	(90,088)	914,129
Net loss	—	—	(192,654)	—	(192,654)
Unrealized loss on hedged transaction, net of tax	—	—	—	(4,646)	(4,646)
Foreign currency translation adjustment	—	—	—	(38,061)	(38,061)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	120,969	(599)	—	—	(599)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share based compensation	—	5,509	—	—	5,509
Balance at June 30, 2020	25,361,298	$63,765	$747,276	$(132,795)	$678,246
See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(192,654)	$57,597	$33,153
Net loss from discontinued operations	(113,427)	(7,262)	(2,303)
Net (loss) income from continuing operations	(79,227)	64,859	35,456
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	35,328	33,652	34,493
Amortization of debt issue costs	417	350	326
Provision for doubtful accounts	1,621	1,712	6,127
Share-based compensation	5,478	6,045	6,379
Impairment charges	120,470	—	—
Deferred income taxes	(12,193)	(2,757)	(20,908)
Change in fair value of contingent consideration	6,941	15,200	37,043
Contingent consideration payments excess	(3,050)	(10,190)	(3,066)
Finance lease interest	85	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	57,477	(5,490)	(35,881)
Inventories	86,177	(85,862)	(53,209)
Prepaid expenses and other assets	(13,880)	(10,091)	(14,951)
Other non-current assets	(13,563)	(2,438)	(6,818)
Accounts payable	(20,846)	16,134	37,319
Accrued expenses and other liabilities	11,239	2,377	(4,733)
Income taxes payable	(441)	(7,469)	13,870
Net cash provided by operating activities of continuing operations	182,033	16,032	31,447
Cash flows from investing activities of continuing operations:
Capital expenditures	(6,387)	(5,797)	(6,998)
Cash paid for business acquisitions, net of cash acquired	(48,921)	(32,161)	(143,768)
Net cash used in investing activities of continuing operations	(55,308)	(37,958)	(150,766)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	2,085,918	2,061,090	2,301,443
Repayments on revolving credit, net of expenses	(2,190,595)	(2,132,702)	(2,149,313)
Borrowings on long-term debt, net	(4,085)	149,670	—
Repayments of finance lease obligations	(1,765)	(662)	(591)
Debt issuance costs	—	(1,096)	(296)
Contingent consideration payments	(35,482)	(35,606)	(50,959)
Exercise of stock options	754	1,509	2,273
Taxes paid on settlement of equity awards	(1,353)	(1,406)	(1,637)
Repurchase of common stock	(6,078)	(9,483)	—
Net cash (used in) provided by financing activities of continuing operations	(152,686)	31,314	100,920

	2020	2019	2018
	(continued)
Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities of discontinued operations	44,238	(43,159)	(6,641)
Net cash flows used in by investing activities of discontinued operations	(77)	(1,416)	(1,161)
Net cash flows (used in) provided by financing activities of discontinued operations	(3,921)	32,917	(347)
Net cash flows provided by (used in) discontinued operations	40,240	(11,658)	(8,149)
Effect of exchange rate changes on cash and cash equivalents	(3,642)	558	(4,016)
Increase (decrease) in cash and cash equivalents	10,637	(1,712)	(30,564)
Cash and cash equivalents at beginning of period	23,818	25,530	56,094
Cash and cash equivalents at end of period	34,455	23,818	25,530
Cash and cash equivalents of discontinued operations	4,970	4,513	2,085
Cash and cash equivalents of continuing operations	$29,485	$19,305	$23,445

Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$11,959	$13,162	$8,614
Income taxes paid during the year	$16,869	$30,610	$36,021
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2020
(1)Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, and telecom and cloud services to market. The Company operates in the United States, Canada, Brazil, additional Latin American countries, the UK and Europe. However, the Company is in the process of divesting its products distribution business in the UK, Europe and Latin America, outside of Brazil. See Note 18 - Discontinued Operations for more information regarding the Company's divestitures. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer, and service type.

COVID-19

In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The Company moved quickly to transition our employees, where possible, to a fully remote working environment. The Company took steps to deploy teams to monitor the rapidly evolving situation and recommend risk mitigation actions; implement travel restrictions; and employees are following social distancing practices. The Company is following guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitation routines.

The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on businesses around the world, including our own, and on global, regional and national economies. The Company is unable to predict the ultimate impact that COVID-19 will have on our business due to the inability to predict the duration or magnitude of the virus' impacts. However, we have experienced decreased revenue and increased employee-related healthcare and prevention costs. Overall, the Company expects COVID-19 to adversely impact our results of operations for at least the next two quarters if not longer, while the Company has made adjustments, including implementing an annualized expense reduction plan for fiscal year 2021, and will likely continue to make adjustments, to our operating practices as appropriate, it is unlikely that these measures will be sufficient to fully offset the adverse impacts.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company has reclassified certain prior year amounts for the results of discontinued operations to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2020, 2019 and 2018.

Use of Estimates

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, contingent consideration, asset impairments, inventory reserves and supplier incentives. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following accounting policies relate to the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

(a) Allowances for Trade and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments on accounts receivable due to the Company.

Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers and (4) the current economic and country-specific environment. If the financial condition of the Company’s customers were to deteriorate and reduce the ability of the Company’s customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.

(b) Inventory Reserves

Management determines the inventory reserves required to reduce inventories to the lower of cost or net realizable value based principally on the effects of technological changes, quantities of goods on hand, length of time on hand and other factors. Net realizable value is determined based on continual inquiries of suppliers who are able to provide credible knowledge of the salability and value of the products. An estimate is made of the net realizable value, less cost to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. The estimates used to calculate these reserves are applied consistently. The adjustments are recorded in the period in which the loss of utility of the inventory occurs, which establishes a new cost basis for the inventory. This new cost basis is maintained until the reserved inventory is disposed of, returned to the supplier or sold. To the extent that specifically reserved inventory is sold, cost of goods sold is expensed for the new cost basis of the inventory sold.

(c) Purchase Price Allocations

The Company accounts for business combinations in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations. For each acquisition, the Company allocates the purchase price to assets acquired, liabilities assumed and goodwill and intangibles. The Company recognizes assets and liabilities acquired at their estimated fair values. Management uses judgment to (1) identify the acquired assets and liabilities assumed, (2) estimate the fair value of these assets, (3) estimate the useful life of the assets and (4) assess the appropriate method for recognizing depreciation or amortization expense over the assets' useful life. See Note 6 - Acquisitions for further discussion of the Company's business combinations.

(d) Goodwill and Intangible Asset Fair Value

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The Company estimates the fair value of its goodwill reporting units, as well as its finite lived intangible assets primarily based on the income approach utilizing the discounted cash flow method. The Company also utilizes fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method for fair value of goodwill, which requires it to make assumptions about the applicability of those multiples to its reporting units. The discounted cash flow method requires the Company to estimate future cash flows, using key assumptions such as the weighted average cost of capital, revenue growth rates, projected gross margin and operating margin percentage growth, expected working capital changes and a related cash flow impact from working capital changes, and then discount those amounts at an appropriate discount rate to present value.

(e) Supplier Incentives

The Company receives incentives from suppliers as achievement-based supplier rebates that require management to make certain estimates about the amount of supplier consideration that will be received. Achievement-based supplier rebates are earned by achieving certain sales or purchase targets on a periodic basis. The Company determines whether, among other items, all qualifying sales and purchases are considered in calculating the rebates and cash receipts or credit memos received are appropriately applied. The determination of achievement-based rebates requires management to make assumptions about future purchases and sales. Estimates are based on the terms of the incentive program and historical experiences.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $15.4 million and $7.4 million are classified as accounts payable as of June 30, 2020 and 2019, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation ("FDIC") or other insured limits. Cash and cash equivalents held outside of the United States for our continuing operations totaled $23.6 million and $14.1 million as of June 30, 2020 and 2019, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Brazil, the UK and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. Sales to individual customers were less than 10% of the Company’s net sales for fiscal years 2020, 2019 and 2018.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The Company’s exposure to changes in foreign currency exchange rates results from foreign currency denominated assets and liabilities, purchasing and selling internationally in several foreign currencies and from intercompany loans with foreign subsidiaries, including subsidiaries included in discontinued operations. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company's foreign currencies are denominated primarily in Brazilian reais, euros, British pounds and Canadian dollars.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive (loss) income. There was no ineffective portion recorded as an adjustment to earnings for the year ended June 30, 2020.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $27.2 million and $25.8 million as of June 30, 2020 and June 30, 2019, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $2.6 million and $1.6 million at June 30, 2020 and June 30, 2019, respectively.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or net realizable value.

Supplier Programs

The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that the Company use the suppliers' cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 606, Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer (i.e., the Company) receiving advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

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

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the year ended June 30, 2020 and 2019. Avaya, Cisco, and Zebra each constituted more than 10% of the Company's net sales for the year ended June 30, 2018.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

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
•Operating income: The Company utilized historical and expected revenue growth rates, gross margins and operating expense percentages, as well as the expected impact of COVID-19 and the Company's annualized expense reduction plan, which varied based on the projections of each reporting unit being evaluated.
•Other cash flow adjustments: The Company utilized a projected cash flow impact pertaining to depreciation, capital expenditures and expected changes in working capital as each of its goodwill reporting units grow.

Goodwill impairment charges totaled $119.0 million for the Worldwide Barcode, Networking and Security segment reporting units for the fiscal year ended June 30, 2020 and are included in the impairment charges line item in the Consolidated Income Statements. No goodwill impairment charges were recognized for the years ended June 30, 2019 and 2018. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements, supplier partner programs, developed technology, non-compete agreements and an encryption key library. Customer relationships, trade names, supplier partner programs, developed technology and the encryption key library are amortized using the straight-line method over their estimated useful lives, which range from 3 to 19 years. Non-compete agreements are amortized over their contract life.

These assets are shown in detail in Note 7 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. Intangible asset impairment charges totaled $1.4 million for our continuing operations for the fiscal year ended June 30, 2020 and are included in the impairment charges line item in the Consolidated Income Statements. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2019 and 2018. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding intangible asset impairment charges.

Fair Value of Financial Instruments

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

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

Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys, Network1, and POS Portal, the Company agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. Future payments are to be paid in the functional currency of the acquired entity. The Company paid the final earnout payment to the former shareholders of Network1 during fiscal year 2019. The Company also made a single earnout payment to the former shareholders of POS Portal during fiscal year 2018 in accordance with the share purchase agreement.
Intelisys has one remaining earnout payment to be paid during fiscal year 2021. In accordance with ASC Topic 805, Business Combinations, the Company determines the fair value of this liability for contingent consideration at each reporting date throughout the term of the earnout using a form of a probability weighted discounted cash flow model. Each period the Company will reflect the contingent consideration liability at fair value with changes recorded in the change in fair value of contingent consideration line item on the Consolidated Income Statement. Current and non-current portions of the liability are presented in the current portion of contingent consideration and long-term portion of contingent consideration line items on the Consolidated Balance Sheets.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses. For more detailed disclosures on the Company's revenue recognition policies, see Note 2 - Revenue Recognition.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2020, 2019 and 2018. Deferred advertising costs for each of these three fiscal years were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's continuing operations functional currencies include U.S. dollars, Brazilian reais, euros, British pounds, and

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

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

Share-Based Payments

The Company accounts for share-based compensation using the provisions of ASC 718, Accounting for Stock Compensation, which requires the recognition of the fair value of share-based compensation. Furthermore, the Company adopted ASU 2016-09, which simplified several aspects of the accounting for share-based compensation, including income tax effects, forfeitures, statutory withholding requirements and cash flow statement classifications. Share-based compensation is estimated at the grant date based on the fair value of the awards. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASU 2016-09 allows companies to elect an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. The Company has elected to maintain its current accounting policy, estimate the total number of awards expected to be forfeited at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ. The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Common stock repurchases

Repurchases of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of shareholder's equity on the Consolidated Balance Sheets. The Company's share repurchase authorization expired in August 2019, as such all repurchases were completed in the first quarter of fiscal year 2020.

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

Reclassifications

Reclassifications have been made on the Consolidated Balance Sheets, Consolidated Income Statements and Consolidated Statements of Cash Flows in the prior years in connection with reporting discontinued operations. These reclassifications had no effect on consolidated financial results.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees are required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset is measured at the lease liability amount, adjusted for lease prepayments,

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. This ASU was effective for the Company beginning in the first quarter of fiscal 2020. Entities are required to use the modified retrospective approach of adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.  The Company adopted the standard on July 1, 2019 and applied it at the beginning of the period of adoption. Therefore, upon adoption, financial information and disclosures are not updated for comparative reporting periods under the new standard. Additionally, the Company has elected the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. Upon adoption, the Company recognized right-of-use assets and corresponding lease liabilities for both operating and finance leases of approximately $37 million on the Condensed Consolidated Balance Sheets. The adoption of this standard was not material to the Company's Condensed Consolidated Income Statements. See Note 14 - Leases for additional lease disclosures.

In June 2016, the FASB issues ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company has evaluated the need for a change in our methodology for calculating allowance for trade and notes receivable in accordance with the guidance and has determined no change is necessary. The adoption of this standard is not expected to be material to the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. The company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

(2)Revenue Recognition

The Company provides technology solutions and services from the leading suppliers of mobility and barcode, POS, payments, physical security, unified communications and collaboration, and telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

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

Variable Considerations

For certain transactions, products are sold with a right of return and the Company may also provide other rebates or incentives, which are accounted for as variable consideration. The Company estimates returns allowance based on historical experience and reduces revenue accordingly. The Company estimates the amount of variable consideration for rebates and incentives by using the expected value or the most likely amount to be given to the customer and reduces the revenue by those estimated amounts. These estimates are reviewed and updated as necessary at the end of each reporting period.

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

Practical Expedients & Accounting Policy Elections
•Incremental costs of obtaining a contract - These costs are included in selling, general and administrative expenses as the amortization period is generally one year or less. The Company expenses costs associated with obtaining and fulfilling contracts as incurred.
•Shipping costs - The Company accounts for certain shipping and handling activities as fulfillment costs and expenses them as incurred.
•Significant financing components - The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.
•Sales tax and other related taxes - Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue.
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	Fiscal year ended June 30, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,093,217	$892,814	$2,986,031
Master agency and professional services(a)	—	61,703	61,703
	$2,093,217	$954,517	$3,047,734

	Fiscal year ended June 30, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,141,896	$1,052,854	$3,194,750
Master agency and professional services(a)	—	55,049	55,049
	$2,141,896	$1,107,903	$3,249,799

	Fiscal year ended June 30, 2018
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,143,135	$979,262	$3,122,397
Master agency and professional services(a)	—	42,312	42,312
	$2,143,135	$1,021,574	$3,164,709

(a) Includes Intelisys Communications, Inc., Canpango, and Intelisys Global Ltd.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

(3)Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal year ended June 30,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net (loss) income from continuing operations	$(79,227)	$64,859	$35,456
Net loss from discontinued operations	(113,427)	(7,262)	(2,303)
Net (loss) income	$(192,654)	$57,597	$33,153

Denominator:
Weighted-average shares, basic	25,378	25,642	25,522
Dilutive effect of share-based payments	—	92	102
Weighted-average shares, diluted(1)	25,378	25,734	25,624

Net (loss) income from continuing operations per common share, basic	(3.12)	2.53	1.39
Net loss from discontinued operations per common share, basic	(4.47)	(0.28)	(0.09)
Net (loss) income per common share, basic	$(7.59)	$2.25	$1.30

Net (loss) income from continuing operations per common share, diluted	(3.12)	2.52	1.38
Net loss from discontinued operations per common share, diluted	(4.47)	(0.28)	(0.09)
Net (loss) income per common share, diluted	$(7.59)	$2.24	$1.29

(1) The Company calculates weighted average shares of common stock in accordance with ASC 260, Earnings per Share. The Company's diluted weighted average shares for the year ended June 30, 2020 are the same as basic weighted average shares due to net loss from continuing operations.

For the years ended June 30, 2020, 2019 and 2018, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 1,040,226, 582,856 and 551,320, respectively.

(4)Property and Equipment

Property and equipment is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	June 30,
	2020	2019
	(in thousands)
Land	$3,331	$3,331
Buildings and leasehold improvements	21,791	18,122
Computer software and equipment	75,008	68,575
Furniture, fixtures and equipment	17,775	19,442
Construction in progress	476	2,751
Rental equipment	10,207	12,056
	128,588	124,277
Less accumulated depreciation	(72,947)	(63,707)
	$55,641	$60,570

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $13.0 million, $12.0 million and $12.3 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $2.3 million, $3.7 million and $3.5 million for the fiscal year ended June 30, 2020, 2019 and 2018, respectively.

(5)Other assets and liabilities, current and non-current

The table below details prepaid expenses and other current assets.

	June 30,
	2020	2019
	(in thousands)
Other receivables	$56,266	$53,047
Prepaid expense	16,660	10,976
Other taxes receivable	5,258	7,382
Other current assets	16,497	12,348
	$94,681	$83,753

The table below details accrued expenses and other current liabilities.

	June 30,
	2020	2019
	(in thousands)
Deferred warranty revenue	$12,101	$13,829
Accrued compensation	13,616	13,326
Other taxes payable	15,756	11,700
Accrued marketing expense	5,667	3,813
Accrued freight	2,886	3,383
Short-term operating lease liability	4,476	—
Other accrued liabilities	22,184	18,578
	$76,686	$64,629

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The table below details other long-term liabilities.

	June 30,
	2020	2019
	(in thousands)
Long-term deferred warranty revenue	$4,031	$5,624
Long-term deferred compensation liability	24,572	24,224
Interest rate swap	9,433	3,504
Long-term income taxes payable	6,674	7,376
Long-term operating lease liability	20,760	—
Other long-term liabilities	14,598	16,425
	$80,068	$57,153

(6)Acquisitions

intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, and developed technology. Goodwill recognized on this acquisition is not deductible for tax purposes. See Note 7 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with this acquisition. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0.3 million for each of the fiscal years ended June 30, 2020 and 2019 in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

RPM, Canpango and Intelisys Global

During the quarter ended December 31, 2018, the Company acquired the assets of RPM Software ("RPM"), a business process software developer with focus in the telecom channel business for calculating and paying agency commissions in an automated cloud-based system. During the quarter ended September 30, 2018, the Company completed the acquisition of Canpango, a global Salesforce implementation and consulting business with deep knowledge of customer relationship management and integration with telecom systems. Intelisys Global was also acquired during the quarter ended September 30, 2018. The total combined purchase price for all companies, net of cash acquired, was approximately $32.2 million. The purchase price of these collective acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, non-compete agreements and developed technology. Goodwill recognized on these acquisitions is expected to be deductible for tax purposes. See Note 7 - Goodwill and Other Identifiable Intangible Assets for the amount of goodwill and intangible assets recognized in connection with these acquisitions. The impact of these acquisitions was not material to the consolidated financial statements. In connection with these acquisitions during fiscal 2019, the Company recognized $0.9 million in acquisition-related costs included in selling, general and administrative expenses on the Consolidated Income Statements.

The Company has initiated plans to close Canpango, its Salesforce implementation and consulting business. See Note 19 - Subsequent Events for more information.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

(7)  Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. The Company's projected growth and operating margins have been impacted by the worldwide economic hardships created by COVID-19 and as such recognized a goodwill impairment charge of $119.0 million for our Worldwide, Barcode, Networking and Security reporting unit for the fiscal year ended June 30, 2020 which is recorded to the impairment charges line item in the Consolidated Income Statements. The fair value of our Worldwide Communications & Services reporting unit exceeds its carrying value of assets by approximately 12%. During fiscal years ended June 30, 2019 and 2018, no impairment charges related to goodwill were recorded.

Changes in the carrying amount of goodwill for the years ended June 30, 2020 and 2019, by reportable segment, are set forth in the table below. Additions to goodwill for fiscal years 2020 and 2019 are due to the recent acquisitions.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2018	$135,954	$152,769	$288,723
Additions	—	21,854	21,854
Unrealized loss on foreign currency translation	11	127	138
Balance at June 30, 2019	$135,965	$174,750	$310,715
Additions	—	30,445	30,445
Goodwill impairment charges	(119,037)	—	(119,037)
Unrealized loss on foreign currency translation	(558)	(7,277)	(7,835)
Balance at June 30, 2020	$16,370	$197,918	$214,288

The following table shows the Company’s identifiable intangible assets as of June 30, 2020 and 2019, respectively.

	June 30, 2020			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$137,146	$56,107	$81,039	$131,263	$45,707	$85,556
Trade names	19,509	7,617	11,892	21,546	9,451	12,095
Non-compete agreements	2,410	1,711	699	2,586	1,209	1,377
Supplier partner program	4,085	1,191	2,894	3,583	815	2,768
Encryption key library	19,900	7,255	12,645	19,900	4,768	15,132
Developed technology	14,004	1,626	12,378	4,512	226	4,286
Total intangibles	$197,054	$75,507	$121,547	$183,390	$62,176	$121,214

During fiscal year 2020, the Company acquired customer relationships, trade names and developed technology related to the acquisition of intY. During fiscal year 2019, the Company acquired customer relationships, trade names and developed technology related to the acquisition of RPM. In addition, during fiscal year 2019, the Company acquired customer relationships, trade names and non-compete agreements related to the acquisition of Canpango, which were subsequently

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

impaired in fiscal year 2020, totaling $1.4 million in impairment charges. This charge is included in the impairment charges line item in the Consolidated Income Statements. The Company also disposed of fully amortized trade names and non-compete agreements from prior acquisitions. No impairment charges were recognized in fiscal years ended June 30, 2019 and 2018.

The weighted-average amortization period for all intangible assets was approximately 10 years for the year ended June 30, 2020, compared to 9 years for the year ended June 30, 2019 and 10 years for the year ended June 30, 2018. Amortization expense for continuing operations for the years ended June 30, 2020, 2019 and 2018 was $20.0 million, $17.9 million and $18.7 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2021	$19,313
2022	17,677
2023	16,737
2024	16,633
2025	16,633
Thereafter	34,554
Total	$121,547

(8)  Short-Term Borrowings and Long-Term Debt

The following table shows the Company’s short-term and long-term debt as of June 30, 2020 and 2019, respectively.

	June 30,
	2020	2019
	(in thousands)
Current portion of long-term debt	7,839	4,085
Mississippi revenue bond, net of current portion	4,425	4,764
Senior secured term loan facility, net of current portion	138,750	146,250
Borrowings under revolving credit facility(a)	67,714	172,390
Total debt	$218,728	$327,489
(a) Borrowing under the revolving credit facility classified as held for sale in the Consolidated Balance Sheets for our discontinued operations totaled $24.7 million and $28.4 million for the fiscal years ended June 30, 2020 and 2019, respectively.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

At the Company's option, loans denominated in U.S. dollars under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the LIBOR or alternate base rate depending upon the Company's net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash ("Credit Facility Net Debt") to trailing four-quarter adjusted earnings before interest expense, taxes, depreciation and amortization ("Credit Facility EBITDA") (the "Leverage Ratio"). This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. Additionally, the Company is charged commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. Borrowings under the Amended Credit Agreement are secured by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. Under the terms of the revolving credit facility, the payment of cash dividends is restricted.

The spread in effect as of June 30, 2020 was 1.75% for LIBOR-based loans and 0.75% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2020 was 0.30%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2020.
Including borrowings for both continuing and discontinued operations, the average daily balance on the revolving credit facility, excluding the term loan facility, during the fiscal years ended June 30, 2020 and 2019 was $235.4 million and $296.4 million, respectively. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $257.3 million and $149.2 million available for additional borrowings as of June 30, 2020 and 2019, respectively. At June 30, 2020, based upon the Leverage Ratio calculations, there was $132.1 million available for additional borrowings. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million as of June 30, 2020. There were no letters of credit issued as of June 30, 2019.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2020, the Company was in compliance with all covenants under this bond. The interest rate at June 30, 2020 and 2019 was 1.03% and 3.28%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility from continuing operations and long-term debt at June 30, 2020 are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2021	$—	$7,500	$339
2022	—	7,500	343
2023	—	11,250	348
2024	67,714	120,000	352
2025	—	—	357
Thereafter	—	—	3,025
Total principal payments	$67,714	$146,250	$4,764

Debt Issuance Costs

As of June 30, 2020, net debt issuance costs associated with the credit facility and bonds totaled $1.6 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies and is exposed to market risk for changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and once these opportunities have been exhausted the Company uses currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound and Canadian dollar for continuing operations. See Note 1- Business and Summary of Significant Accounting Policies for more information regarding the Company's policy on derivative financial instruments.

The Company had contracts outstanding with notional amounts of $16.6 million and $25.3 million for the exchange of foreign currencies as of June 30, 2020 and 2019, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal year ended June 30,
	2020	2019	2018
	(in thousands)
Net foreign exchange derivative contract (gain) loss	$(3,975)	$235	$(436)
Net foreign currency transactional and re-measurement loss	4,500	400	1,614
Net foreign currency loss	$525	$635	$1,178

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2020 and 2019.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Net interest expense (income) recognized as a result of interest rate swap	$799	$(233)	$161
Unrealized (loss) gain in fair value of interest swap rates	(6,900)	(4,159)	1,422
Net increase in accumulated other comprehensive (loss) income	(6,101)	(4,392)	1,583
Income tax effect	1,455	1,115	(494)
Net increase in accumulated other comprehensive (loss) income, net of tax	$(4,646)	$(3,277)	$1,089

The Company has the following derivative instruments for continuing operations located on the Consolidated Balance Sheets as of June 30, 2020, utilized for the risk management purposes detailed above:

	June 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$26
Interest rate swap agreement	Other current liabilities	$9,433	$—

The Company has the following derivative instruments located on the Consolidated Balance Sheets as of June 30, 2019, utilized for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	June 30, 2019
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$21
Interest rate swap agreement	Other current liabilities	$3,504	$—

(10) Fair Value of Financial Instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value-measured assets and liabilities based upon the following levels of inputs:

•Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$27,159	$27,159	$—	$—
Total assets at fair value	$27,159	$27,159	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$27,159	$27,159	$—	$—
Forward foreign currency exchange contracts	26	—	26	—
Interest rate swap agreement	9,433	—	9,433	—
Liability for contingent consideration	46,334	—	—	46,334
Total liabilities at fair value	$82,952	$27,159	$9,459	$46,334

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Total assets at fair value	$25,787	$25,787	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,787	$25,787	$—	$—
Forward foreign currency exchange contracts	21	—	21	—
Interest rate swap agreement	3,504	—	3,504	—
Liability for contingent consideration, current and non-current	77,925	—	—	77,925
Total liabilities at fair value	$107,237	$25,787	$3,525	$77,925

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
The Company recorded contingent consideration liabilities at the acquisition date of Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the applicable purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 17 - Accumulated Other Comprehensive (Loss) Income.

Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment. The final earnout payment due to former shareholders of Network1 was paid during the fiscal year ended June 30, 2019. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2020.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

June 30, 2020
Worldwide Communications & Services Segment
(in thousands)
Fair value at beginning of period	$77,925
Payments	(38,532)
Change in fair value	6,941
Fair value at end of period	$46,334

The table below provides a summary of the changes in fair value of the Company's contingent consideration for the Network1 and Intelisys earnouts for the fiscal year ended June 30, 2019. The final earnout payment due to former shareholders of Network1 was paid during the fiscal year ended June 30, 2019.

June 30, 2019
Worldwide Communications & Services Segment
(in thousands)
Fair value at beginning of period	$108,233
Payments	(45,796)
Change in fair value	15,200
Fluctuation due to foreign currency exchange	288
Fair value at end of period	$77,925

The fair values of amounts owed are recorded in the current portion of contingent consideration and the long-term portion of contingent consideration in the Company's Consolidated Balance Sheets. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

•estimated future results, net of pro forma adjustments set forth in the purchase agreements;
•the probability of achieving these results; and
•a discount rate reflective of the Company's creditworthiness and market risk premium associated with the United States market.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of June 30, 2020 and 2019 were as follows.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates(a)
June 30, 2020	Discounted cash flow	Weighted average cost of capital	3.0%

June 30, 2019	Discounted cash flow	Weighted average cost of capital	14.2%
		Adjusted EBITDA growth rate	21.5%

(a) Weighted average rates identified for each significant unobservable input relate to the valuation of the Intelisys contingent consideration. Since the earnout period for Intelisys closed on June 30, 2020 the weighted average cost of capital represents the cost the debt. There is no EBITDA growth to report in the current year.

Intelisys

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2020 was $46.3 million, all of which is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $6.9 million for the fiscal year ended June 30, 2020. The change in fair value for the fiscal year is primarily driven by the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate. Although there is no contractual limit, total future undiscounted contingent consideration payments are anticipated to range up to $46.9 million, based on the Company’s best estimate of the earnout calculated on a multiple of adjusted earnings.

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2019 was $77.9 million, of which $38.4 million is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements totaled $12.7 million for the fiscal year ended June 30, 2019, which was primarily due to the recurring amortization of the unrecognized fair value discount and improved projected results.

Network1

The final earnout payment was paid to the former shareholders of Network1 during the fiscal year ended June 30, 2019. The change in fair value of the contingent consideration for the fiscal year ended June 30, 2019 recognized in the Condensed Consolidated Income Statements contributed a loss of $2.5 million for agreed upon adjustments in the final payments.

(11) Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2002 Long-Term Incentive Plan and the 2013 Long-Term Incentive Plan). Awards are currently only being granted under the 2013 Long-Term Incentive Plan. As of June 30, 2020, there were 1,536,626 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Stock Compensation, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled or repurchased after the effective date. Total share-based compensation included as a component of selling, general and administrative expenses in our Consolidated Income Statements was as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$508	$868	$1,184
Equity classified restricted stock	4,970	5,177	5,195
Total share-based compensation	$5,478	$6,045	$6,379

Stock Options

During the fiscal year ended June 30, 2020, the Company did not grant stock options. Stock options granted in fiscal years ended June 30, 2019 and 2018 vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

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

The Company used the following weighted-average assumptions for the options granted in fiscal years ended June 30, 2019 and 2018:

	Fiscal Year Ended June 30,
	2019	2018
Expected term	4 years	5 years
Expected volatility	32.93%	30.70%
Risk-free interest rate	2.84%	2.17%
Dividend yield	0.00%	0.00%
Weighted-average fair value per option	$11.86	$10.60

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2020
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	850,695	$37.57
Granted during the period	—	—
Exercised during the period	(29,174)	25.81
Canceled, forfeited, or expired during the period	(5,224)	36.37
Outstanding, end of year	816,297	37.99	4.15	$—
Vested and expected to vest at June 30, 2020	816,263	37.99	4.15	$—
Exercisable, end of year	781,383	$38.16	4.00	$—

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2020, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2020, 2019 and 2018 was $0.2 million, $0.4 million and $0.5 million, respectively.

A summary of the status of the Company’s shares subject to unvested options is presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	Fiscal Year Ended June 30, 2020
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested, beginning of year	102,432	$35.03	$10.78
Granted	—	—	—
Vested	(63,011)	35.43	10.88
Canceled or forfeited	(4,507)	35.90	11.00
Unvested, end of year	34,914	$34.19	$10.58

As of June 30, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 0.47 years. The total fair value of options vested during the fiscal years ended June 30, 2020, 2019 and 2018 is $0.7 million, $1.1 million and $1.3 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$26.38 - $30.49	18,731	2.44	29.80	18,731	29.80
$30.49 - $34.60	146,948	5.83	34.16	112,529	34.16
$34.60 - $38.71	371,169	3.67	37.04	370,674	37.04
$38.71 - $42.82	279,449	4.02	41.83	279,449	41.83
	816,297	4.15	$37.99	781,383	$38.16

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2020, the Company granted 287,948 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs or PUs:

	Fiscal Year Ended June 30, 2020
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	204,524	November 15, 2019	$35.25	Annually over 3 years
Certain employees based upon hire	14,225	December 2, 2019	$35.15	Annually over 3 years
Named executive officers based on performance	42,199	January 30, 2020	$35.19	January 1, 2020 through December 31, 2022

Non-Employee Directors
Certain Directors	22,200	November 15, 2019	$35.25	6 months
Certain Director based upon appointment	700	November 15, 2019	$35.25	6 months
Certain Director based upon appointment	4,100	May 14, 2020	$21.58	6 months

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	320,885	$37.28
Granted during the period	287,948	35.04
Vested during the period	(128,566)	36.93
Cancelled, forfeited, or expired during the period	(41,811)	36.71
Outstanding, end of year	438,456	$35.37

As of June 30, 2020, there was approximately $8.2 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.25 years. The Company withheld 36,771 shares for income taxes during the fiscal year ended June 30, 2020.

(12) Employee Benefit Plans

The Company maintains defined contribution plans that cover all employees located in the United States that meet certain eligibility requirements and provides a matching contribution equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800. Employer contributions are vested based upon tenure over a five-year period.

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Matching contributions	$1,214	$1,262	$1,130
Discretionary contributions	—	1,536	4,573
Total contributions	$1,214	$2,798	$5,703

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

(13) Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018 and implemented a modified territorial tax system. As part of the Tax Act, U.S. companies are required to pay a one-time transition tax on the deemed repatriation of undistributed foreign earnings and to remeasure deferred tax assets and liabilities.
The Tax Act includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax as part of the transition. For the fiscal year ended June 30, 2018, the Company recognized provisional income tax expense of $9.6 million for a one-time transition tax liability on total post-1986 foreign subsidiaries’ earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company completed its analysis for this item within the permitted measurement period under the guidance of Staff Accounting Bulletin No. 118 (“SAB 118”) and determined an adjustment was necessary. As a result, a discrete tax benefit for $0.2 million was recorded during the quarter ended December 31, 2018. The Company will continue to distribute the earnings of its Canadian subsidiary, but earnings from all other continuing operations foreign geographies will continue to be considered retained indefinitely for reinvestment. For Latin America and Europe, where the Company has discontinued operations, when these entities are sold, the Company intends to repatriate the earnings to the United States. It has been the practice of the Company to reinvest those earnings in the businesses outside the United States.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

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

The Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019 and an accounting policy election was made to treat the tax as a current period expense. The Company recognized GILTI tax of approximately $0.1 million and $0.4 million for the fiscals years ended June 30, 2020 and 2019, respectively.

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Current:
Federal	$13,892	$18,223	$38,476
State	3,244	4,459	3,504
Foreign	1,188	(2,342)	7,481
Total current	18,324	20,340	49,461
Deferred:
Federal	(8,526)	(4,913)	(10,336)
State	(2,667)	(945)	(2,025)
Foreign	320	4,296	(9,507)
Total deferred	(10,873)	(1,562)	(21,868)
Provision for income taxes	$7,451	$18,778	$27,593

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the fiscal years ended June 30, 2020 and 2019 and a blended statutory rate of 28% for the fiscal year ended June 30, 2018 to actual income tax expense. Since the Company has a June 30th fiscal year-end, the lower tax rate resulted in a blended U.S. statutory federal rate of approximately 28% for the fiscal year ended June 30, 2018.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
U.S. statutory rate	21.0%	21.0%	28.0%
U.S. Federal income tax at statutory rate	$(15,073)	$17,564	$17,690
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,316	2,864	1,968
Tax credits	(1,419)	(1,324)	(1,825)
Valuation allowance	1,699	57	1,304
Effect of varying statutory rates in foreign operations, net	1,374	1,938	320
Stock compensation	41	35	1,049
Capitalized acquisition costs	59	69	48
Disallowed interest	1,639	1,600	1,664
Earnings from foreign subsidiaries	1,661	50	120
Net favorable recovery	(6,517)	(3,112)	—
Global intangible low taxed income (GILTI) tax	(128)	365	—
Non-deductible goodwill impairment	20,180	—	—
Nontaxable income	—	(822)	—
U.S. Tax Reform transition tax	—	(827)	9,609
U.S. Tax Reform impact of rate change on deferred taxes	—	—	(2,701)
Other jurisdictions impact of rate change on deferred taxes	—	(20)	—
Other	2,619	341	(1,653)
Provision for income taxes	$7,451	$18,778	$27,593

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	June 30,
	2020	2019
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$6,466	$7,387
Inventories	3,226	3,255
Nondeductible accrued expenses	11,109	9,054
Net operating loss carryforwards	3,083	73
Tax credits	6,734	6,046
Timing of amortization deduction from goodwill	12,516	6,406
Deferred compensation	7,247	6,396
Stock compensation	3,034	3,034
Timing of amortization deduction from intangible assets	4,145	3,110
Total deferred tax assets	57,560	44,761
Valuation allowance	(9,195)	(4,447)
Total deferred tax assets, net of allowance	48,365	40,314
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(3,347)	(6,618)
Timing of amortization deduction from goodwill	(7,390)	(3,742)
Timing of amortization deduction from intangible assets	(16,882)	(14,507)
Total deferred tax liabilities	(27,619)	(24,867)
Net deferred tax assets	$20,746	$15,447

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Domestic	$(83,517)	$68,675	$63,185
Foreign	11,741	14,962	(136)
Worldwide pretax earnings	$(71,776)	$83,637	$63,049

As of June 30, 2020, there were (i) gross net operating loss carryforwards of approximately $1.8 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $2.0 million; (iii) foreign gross net operating loss carryforwards of approximately $8.2 million; (iv) state income tax credit carryforwards of approximately $2.6 million that will began to expire in the 2020 tax year; (v) withholding tax credits of approximately $4.5 million; and (vi) foreign tax credits of $0.1 million. The Company maintains a valuation allowance of $0.4 million for U.S. federal income tax purposes, $2.7 million for foreign currency translation adjustments on impairment charges, $0.3 million for foreign net operating losses, a less than $0.1 million valuation allowance for state net operating losses, a $4.5 million valuation allowance for withholding tax credits, a $0.1 million valuation allowance for foreign tax credits, and $0.3 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company adopted ASU 2016-09 during fiscal year 2018 which required the Company to recognize excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements that were previously recognized as additional paid-in-capital. As a result of these changes, the Company recognized net tax expense of less than $0.1 million for the fiscal years ended June 30, 2020 and 2019 and $1.0 million for fiscal year ended 2018, respectively.

As of June 30, 2020, the Company had gross unrecognized tax benefits of $1.2 million, $0.9 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of less than $0.1 million on a gross basis over the prior fiscal year.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below, were $1.1 million, $1.0 million and $1.2 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2020	2019	2018
	(in thousands)
Beginning Balance	$1,234	$1,703	$1,826
Additions based on tax positions related to the current year	137	69	157
Additions for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	(215)	(538)	(280)
Ending Balance	$1,156	$1,234	$1,703

A Supplemental Law was issued in Brazil during the Company's fiscal year 2019 which affirmed that Brazilian state-provided benefits are not subject to income tax. The Company recorded, discrete to the June 30, 2019 quarter, an income tax benefit of $3.1 million related to the confirmation of the recovery of state-provided tax benefits. During the fiscal year ended June 30, 2020, the Company determined that the Supplemental Law was applicable to prior periods. As a result, the Company recorded, discrete to the June 30, 2020 quarter, an income tax benefit of $2.8 million related to the recovery of prior period state-provided tax benefits.

Discrete to the June 30, 2020 quarter, the Company recorded a tax benefit of $3.7 million for the reversal of a contingency related to certain tax credits with respect to the calculation of PIS/COFINS gross receipts tax related to its Brazilian operations. This tax benefit is a result of several favorable court decisions issued regarding these credits.
The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2015.

(14) Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2020 and 2019.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

basis over the lease term. Variable lease payments not based on a rate or index, such as costs for common area maintenance, are expensed as incurred. Further, the Company has elected the practical expedient to recognize all lease and non-lease components as a single lease component, where applicable.

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at June 30, 2020:

Operating leases	Balance Sheet location	June 30, 2020
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$23,581
Current operating lease liabilities	Accrued expenses and other current liabilities	4,476
Long-term operating lease liabilities	Other long-term liabilities	20,760

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the fiscal year ended June 30, 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

Fiscal year ended
June 30, 2020
(in thousands)
Operating lease cost	$6,135
Variable lease cost	1,485
$7,620

Supplemental cash flow information related to the Company's operating leases for the fiscal year ended June 30, 2020 are presented in the table below:

Fiscal year ended
June 30, 2020
(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$5,773
Right-of-use assets obtained in exchange for lease obligations	1,672

The weighted-average remaining lease term and discount rate at June 30, 2020 are presented in the table below:

June 30, 2020
Weighted-average remaining lease term	5.98
Weighted-average discount rate	4.14%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2020:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

Operating leases
(in thousands)
2021	$5,430
2022	4,988
2023	4,655
2024	4,158
2025	3,256
Thereafter	5,977
Total future payments	28,464
Less: amounts representing interest	3,228
Present value of lease payments	$25,236

(15) Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2020, 2019 and 2018 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

Capital Projects

The Company expects total capital expenditures to range from $3.0 million to $6.0 million during fiscal year 2021 primarily for rental equipment investments, IT investments and facility improvements.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The sellers deposited $6.4 million into the escrow account for the year ended June 30, 2019. In addition, $25.3 million was released from the escrow account during the fiscal year ended June 30, 2019. There were no deposits into, or releases from the escrow account for the fiscal year ended June 30, 2020. The amount available after the impact of foreign currency translation, as of June 30, 2020 and 2019, for future pre-acquisition contingency settlements or to be released to the sellers was $4.8 million and $6.5 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	June 30, 2020	June 30, 2019
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$14	$761
Other assets (noncurrent)	$3,652	$5,219
Liabilities
Other current liabilities	$14	$761
Other long-term liabilities	$3,652	$5,219

The net decline in the value of pre-acquisition contingencies for Network1 is primarily due to the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2020 is estimated to range from $3.7 million to $14.8 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

(16) Segment Information

The Company is a leading provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment includes a portfolio of solutions primarily for enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. We have business operations within this segment in the United States, Canada and Brazil. We see adjacencies among these technologies in helping our customers develop solutions. Data capture and POS solutions interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services and includes our recent acquisition of intY. We have business operations within this segment in the United States, Canada, Brazil and the UK. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$2,093,217	$2,141,896	$2,143,135
Worldwide Communications & Services	954,517	1,107,903	1,021,574
	$3,047,734	$3,249,799	$3,164,709
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$16,910	$17,274	$17,958
Worldwide Communications & Services	15,239	12,891	13,041
Corporate	3,179	3,488	3,493
	$35,328	$33,653	$34,492
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$69
Worldwide Communications & Services	6,941	15,200	36,974
	$6,941	$15,200	$37,043
Operating income:
Worldwide Barcode, Networking & Security	$(83,515)	$57,019	$49,313
Worldwide Communications & Services	22,548	38,933	19,865
Corporate(1)	(4,000)	(1,218)	(172)
	$(64,967)	$94,734	$69,006
Capital expenditures:
Worldwide Barcode, Networking & Security	$3,632	$3,660	$4,222
Worldwide Communications & Services	2,755	2,133	1,422
Corporate	—	4	1,354
	$6,387	$5,797	$6,998
Sales by Geography Category:
United States	$2,787,475	$2,949,725	$2,907,591
International(2)	292,600	332,019	317,513
Less intercompany sales	(32,341)	(31,945)	(60,395)
	$3,047,734	$3,249,799	$3,164,709

(1) For the years ended June 30, 2020 the amounts shown above include acquisition and divestiture costs. For the years ended June 30, 2019 and 2018, the amounts shown above include acquisition costs.
(2) For the years ended June 30, 2020 and 2018, there were no sales in excess of 10% of consolidated net sales to any single international country. Net sales to Brazil represented 10% of consolidated net sales for the year ended June 30, 2019.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	June 30, 2020	June 30, 2019
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$875,882	$1,097,207
Worldwide Communications & Services	757,148	905,439
Corporate	59,064	64,615
	$1,692,094	$2,067,261
Property and equipment, net by Geography Category:
United States	$53,083	$58,961
International	2,558	1,609
	$55,641	$60,570

(17) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2020	2019	2018
	(in thousands)
Currency translation adjustment	$(125,974)	$(87,913)	$(85,279)
Unrealized (loss) gain on fair value of interest rate swap, net of tax	(6,821)	(2,175)	1,102
Accumulated other comprehensive loss	$(132,795)	$(90,088)	$(84,177)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2020	2019	2018
	(in thousands)
Tax expense (benefit)	$1,025	$(1,117)	$2,059

(18) Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations as these businesses have been performing below management's expectations. The Company will continue to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize our value-added model for product distribution, leading us to focus and invest in our higher-growth, higher margin businesses. Results from the Divestitures were included within each of our reportable segments; Worldwide Barcode, Networking & Security segment and Worldwide Communications & Services segment.

The Company actively marketed the sale these businesses during fiscal year 2020. An agreement was signed July 23, 2020, subsequent to our fiscal year end, with Intcomex for our divestitures located in Latin America, outside of Brazil. The Company expects to finalize the sale of the Latin America divestitures on or around September 30, 2020. The Company is actively working on sales opportunities for our divestitures in Europe and the UK and expects to finalize a sale within twelve months from the current reporting period.

Major components of net loss from discontinued operations for the years ended June 30, 2020, 2019 and 2018 were as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Net sales	$561,496	$623,312	$681,551
Cost of goods sold	513,003	563,543	614,731
Gross profit	48,493	59,769	66,820
Selling, general and administrative expenses	53,946	61,574	65,183
Depreciation expense	975	1,127	1,026
Intangible amortization expense	1,403	1,839	1,977
Impairment charges	13,747	—	—
Operating loss	(21,578)	(4,771)	(1,366)
Interest expense, net	1,399	195	24
Loss on held for sale classification	88,923	—	—
Other expense, net	1,124	763	733
Loss from discontinued operations before taxes	(113,024)	(5,729)	(2,123)
Income tax expense	403	1,533	180
Net loss from discontinued operations	$(113,427)	$(7,262)	$(2,303)

For fiscal year ended June 30, 2020, the Company allocated goodwill to our discontinued operations based on relative fair value of the discontinued operations compared to the consolidated reporting units and impaired such goodwill totaling $1.0 million for the Worldwide Barcode, Networking & Security segment and $7.5 million for the Worldwide Communications & Services segment. Identifiable intangible assets, including customer relationships and distributor agreements, were impaired for discontinued operations totaling $5.2 million for fiscal year ended June 30, 2020. The impairment charges are included in net loss from discontinued operations in the Consolidated Income Statements.

The major classes of assets and liabilities classified as held-for-sale in the accompanying consolidated balance sheets, were as follows as of June 30, 2020 and 2019:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	June 30, 2020	June 30, 2019
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,970	$4,513
Accounts receivable, net	117,200	131,560
Inventories, net	106,779	143,263
Prepaid expenses and other current assets	23,808	17,417
Total current assets	252,757	296,753
Property and equipment, net	1,833	2,793
Goodwill	—	8,823
Identifiable intangible assets, net	—	6,726
Deferred income taxes	9,349	9,277
Other non-current assets	6,215	1,460
Total assets, before valuation allowance	270,154	325,832
Less: valuation allowance	(88,923)	—
Total assets, net of valuation allowance (1)	$181,231	$325,832
Liabilities
Current liabilities:
Accounts payable	$56,098	$69,810
Accrued expenses and other current liabilities	14,815	14,763
Other taxes payable	20,378	12,018
Short-term borrowings	3,524	4,590
Income tax payable	1,085	351
Total current liabilities	95,900	101,532
Borrowings under revolving credit facility	24,704	28,427
Other long-term liabilities	7,418	3,730
Total liabilities(1)	128,022	133,689
(1) Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company's consolidated balance sheet as of June 30, 2020, as the discontinued operations are expected to be disposed of within twelve months of the balance sheet date. The assets and liabilities of discontinued operations are classified in their respective current and long-term classifications, respectively, in the Company's consolidated balance sheet as of June 30, 2019 in accordance with the nature and underlying classification of such assets and liabilities.

The Company has a bank overdraft facility with Bank of America used by its European subsidiaries recognized as Short-term borrowings. The facility allows the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. Since borrowings outstanding under the overdraft facility at June 30, 2020 were denominated in euros, which bore a negative LIBOR rate, the interest applicable to the Company was 1.0%.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the fiscal years ended June 30, 2020, 2019 and 2018 were as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Loss on held for sale classification	$88,923	$—	$—
Impairment charges	13,747	—	—
Depreciation and amortization	2,378	2,966	3,003
Capital expenditures	(77)	(1,416)	(1,161)
(19) Subsequent Events

In July 2020, the Company announced actions to address the business impacts of the COVID-19 pandemic and prepare for the next phase of growth. These actions include an approximate $30 million annualized expense reduction plan, partially offset by approximately $8 to $9 million in severance and employee benefits for those employees who left the Company. These actions are designed to better align the cost structure for the wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. As part of the plan, the Company will continue to invest in its higher growth agency business, Intelisys.
In July 2020, the Company also initiated actions to close Canpango, its salesforce implementation and consulting business. In August 2018, the Company acquired Canpango to help partners build out their customer relationship management capabilities as part of a CCaaS solution. There has been limited adoption by the Company’s partner community. As a result of the closure of the Canpango business, the Company recorded a pre-tax non-cash charge of approximately $2 million for the fiscal year ended June 30, 2020 which is recorded to the selling, general and administrative expenses and impairment charges line item in the Consolidated Income Statements. The Company expects to complete existing contracts over the next few months.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2020, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. However, the intY acquired during the current fiscal year has been excluded from management's assessment of internal controls over financial reporting. The operations of intY acquired July 1, 2019 represent less than 1% of our consolidated revenues from continuing operations and approximately 3.5% of our consolidated total assets for the fiscal year ended June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.
The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2020, an amendment to this Form 10-K or a definitive Proxy Statement relating to the 2021 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the "Part III Filing"). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

SCHEDULE II
SCANSOURCE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Amounts Charged to Expense	Reductions (1)	Other (2)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2018	$34,246	6,127	(5,297)	(1,233)	$33,843
Trade and current note receivable allowance					$33,843
Year ended June 30, 2019	$33,843	1,712	(9,005)	971	$27,521
Trade and current note receivable allowance					$27,521
Year ended June 30, 2020	$27,521	1,621	(5,176)	(2,060)	$21,906
Trade and current note receivable allowance					$21,906
(1)"Reductions" amounts represent net write-offs for the years indicated.
(2)"Other" amounts include recoveries and the effect of foreign currency fluctuations for years ended June 30, 2020, 2019 and 2018. The amount in 2020 includes less than $0.1 million in accounts receivable reserves acquired with the intY acquisition on July 1, 2020. The amount in 2019 includes less than $0.1 million in accounts receivable reserves acquired with the Canpango acquisition on August 20, 2018.The amount in 2018 includes $0.1 million in accounts receivable reserves acquired with the POS Portal acquisition on July 31, 2017.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANSOURCE, INC.

Date:	August 31, 2020	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman, Chief Executive Officer and President	August 31, 2020
Michael L. Baur	(principal executive officer)

/s/ GERALD LYONS	Senior Executive Vice President and Chief Financial Officer	August 31, 2020
Gerald Lyons	(principal financial officer and principal accounting officer)

/s/ PETER C. BROWNING	Lead Independent Director	August 31, 2020
Peter C. Browning

/s/ MICHAEL J. GRAINGER	Director	August 31, 2020
Michael J. Grainger

/s/ DOROTHY F. RAMONEDA	Director	August 31, 2020
Dorothy F. Ramoneda

/s/ JOHN P. REILLY	Director	August 31, 2020
John P. Reilly

/s/ JEFFREY R. RODEK	Director	August 31, 2020
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 31, 2020
Elizabeth O. Temple

/s/ CHARLES R. WHITCHURCH	Director	August 31, 2020
Charles R. Whitchurch

Exhibit Index
Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
2.1	Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.2	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.3+	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016
3.1	Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005
3.2	Amended and Restated Bylaws		8-K	3.1	11/30/2018
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2	Description of Securities		10-K	4.2	8/22/2019
	Executive Compensation Plans and Arrangements
10.1	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	10.1	2/3/2015
10.2	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.3	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.4	Employee Stock Purchase Plan		S-8	99	12/5/2013
10.5	Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.6	Executive Severance Plan		8-K	10.3	6/21/2017
10.7	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009
10.8	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.9	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009
10.10	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011
10.11	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014
10.12	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014

10.13	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.3	2/6/2014
10.14	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.4	2/6/2014
10.15	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.33	8/28/2014
10.16	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan	10-K	10.34	8/28/2014
10.17	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.1	12/8/2017
10.18	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.2	12/8/2017
10.19	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.3	12/8/2017
10.20	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.4	12/8/2017
10.21	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur	8-K	10.1	6/21/2017
10.22	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014
10.23	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons	8-K	10.2	6/21/2017
10.24	Employment Letter, dated August 23, 2017, of Gerald Lyons	8-K	10.1	8/24/2017
10.25	Employment Letter, dated January 11, 2018 of Matthew Dean	10-K	10.27	8/22/2019
10.26	Board of Directors Compensation Program effective July 1, 2018	10-K	10.32	8/28/2018
10.27	First Amendment to Nonqualified Deferred Compensation Plan	8-K	10.1	11/30/2018
10.28	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019	8-K	10.2	11/30/2018
10.29	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019	8-K	10.3	11/30/2018
10.30	Form of Director Restricted Stock Award Certificate	8-K	10.4	11/30/2018
10.31	Form of Restricted Stock Unit Award Certificate	8-K	10.5	11/30/2018
10.32	Form of Restricted Stock Unit Award Certificate	8-K	10.1	1/30/2020
	Bank Agreements
10.33	Second Amended and Restated Credit Agreement	8-K	10.1	5/1/2019
	Other Agreements
10.34+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.	10-K	10.26	8/29/2007

10.35+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.54	8/29/2016
10.36+	Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.37++	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019
10.38++	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019
10.39++	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019
10.40++	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019
10.41++	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019
10.42	Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019
10.43++	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019
10.44	Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019
10.45	Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019
10.46	Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019
10.47++	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019
10.48++	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019
10.49++	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.50+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.).		10-Q/A	10.1	10/24/2014
10.51+	Amendment to PartnerEmpower Distribution Agreement with Zebra.		10-K	10.50	8/29/2016
10.52+	Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016
10.53+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.51	8/29/2017
10.54++	Addendum to Zebra Partnerconnect Distributor Agreement		10-Q	10.2	5/9/2019
10.55	Letter of Agreement to PartnerConnect EVM Distributor Agreement	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X
32.1	Certification of the Chief Executive Officer	X
32.2	Certification of the Chief Financial Officer	X
101	The following materials from our Annual Report on Form 10-K for the year ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, (ii) the Consolidated Income Statements for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

+	Confidential treatment has been requested or granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.
'++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.