Form 10-K/A
period 2020-06-30
SCANSOURCE, INC.
filed 2020-10-28
CIK 918965

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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock of the Registrant held by non-affiliates
of the Registrant at December 31, 2019 was $929,201,973, as computed by reference to the closing price of such stock on such date. For this purpose, directors, officers and 10% shareholders (other than institutional shareholders) have been assumed to be affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2020
Common Stock, no par value per share	25,373,757

EXPLANATORY NOTE
This Form
10-K/A
(“Amendment No.1”) amends the annual report on Form
10-K
of ScanSource, Inc. for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2020 (the “2020 Form
10-K”).
The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2020 Form
10-K.
This Amendment No. 1 speaks as of the original filing date of the 2020 Form
10-K
and reflects only the changes to the cover page and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2020 Form
10-K,
including the information set forth in Part I and Part II, has been modified or updated in any way. The 2020 Form
10-K
continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2020 Form
10-K
and the Company’s other SEC filings.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors of the Registrant

Michael L. Baur AGE 63 DIRECTOR SINCE December 1995 COMMITTEES None

Experience
Michael L. Baur is our Chairman, Chief Executive Officer and President. Mr. Baur has served as our President or CEO since our inception, as a director since December 1995, and as Chairman of the Board since February 2019. Mr. Baur has been employed with the Company since its inception in December 1992.

Qualifications
Mr. Baur has served the Company since its inception and has developed a deep institutional knowledge and perspective regarding the Company’s strengths, challenges and opportunities. Mr. Baur has more than 30 years of experience in the IT industry, having served in various leadership and senior management roles in the technology and distribution industries before joining ScanSource. Mr. Baur brings strong leadership, entrepreneurial, business building and development skills and experience to the Board.

Peter C. Browning AGE 78 DIRECTOR SINCE June 2014 COMMITTEES Lead Independent Director and Chair of Compensation Committee and serves on all committees

Experience
Peter C. Browning has served as a director of the Company since June 2014 and as Lead Independent Director since February 2019. He has extensive experience in business, serving as an executive officer of a number of public companies, including Continental Can Company, National Gypsum Company and Sonoco Products Company. He also has served on more than 14 public-company boards, including Wachovia from 2002 to 2008, Nucor Corporation from 1999 to 2015, Lowe’s Companies from 1997 to 2014, EnPro Industries, Inc. from 2001 to 2015, and The Phoenix Companies from 1988 to 1999 and from 2000 to 2009, and in a variety of board leadership roles, including serving as non-executive
chair, lead director and chair of audit, compensation and governance/nominating committees. Mr. Browning currently serves as lead director of Acuity Brands and on the board of GMS, Inc. He also serves as lead independent director of the board of Equilar, a private company that is a leading provider of corporate data.

Qualifications
Mr. Browning is a well-known authority on board governance and his knowledge and experience in that area are invaluable to our Board. He was the Dean of the McColl Graduate School of Business at Queens University of Charlotte from 2002 to 2005 and has served as the Managing Partner of Peter Browning Partners, a board advisory consulting firm, since 2009. Mr. Browning was selected for the “2011 and 2012 NACD Director 100 List” (a list of the most influential people in corporate governance in the boardroom). He co-authored
a book on governance guidance, titled
The Directors Manual: A Framework for Board Governance
, which offers practical advice on leading an organization’s board.

Frank E. Emory, Jr. AGE 63 DIRECTOR SINCE October 2020 COMMITTEES Serves on all committees

Experience
Frank E. Emory, Jr. has served as a director of the Company since October 2020. Mr. Emory has served as Executive Vice President and Chief Administrative Officer of Novant Health since 2019. From June 2001 to December 2018, he served as a partner with Hunton Andrews Kurth LLP, an international law firm.

Qualifications
As a former partner of Hunton Andrews Kurth LLP and executive of Novant Health (including serving as its Chief Administrative Officer), Mr. Emory brings considerable experience overseeing legal, government relations, risk management, corporate audit, compliance, human resources and diversity, inclusion and health equity teams to the Board.

Michael J. Grainger AGE 68 DIRECTOR SINCE October 2004 COMMITTEES Chair of Risk Committee and serves on all committees

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

Dorothy F. Ramoneda AGE 61 DIRECTOR SINCE November 2019 COMMITTEES Serves on all committees
Experience
Dorothy F. Ramoneda has served as a director of the Company since November 2019. Ms. Ramoneda has been in the role of Executive Vice President and Chief Information Officer of First-Citizens Bank since January 2014. She also has served as Chief Information Officer and Vice President of Information Technology and Telecommunications at Progress Energy.

Qualifications
Ms. Ramoneda has extensive leadership experience serving as the Chief Information Officer of a Fortune 500 Company and in multiple industries. Over Ms. Ramoneda’s career, she has provided leadership for the continued development of innovative, robust, and secure information technology environments, giving her an understanding of the challenges and issues in our industry and the industries of many of our vendors and customers.

John P. Reilly AGE 72 DIRECTOR SINCE June 2001 COMMITTEES Chair of Nominating Committee and serves on all committees
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

Jeffrey R. Rodek AGE 66 DIRECTOR SINCE May 2020 COMMITTEES Serves on all committees
Experience
Jeffrey Rodek has served as a director of the Company since May 2020. Mr. Rodek has served as an Executive Network Advisor and Limited Partner of Tensility Venture Partners, a seed-stage venture capital firm investing in enterprise software companies, since October 2017. From July 2007 to May 2018, Mr. Rodek served as a Senior Lecturer at the Fisher College of Business at The Ohio State University. Prior to that, Mr. Rodek served as Senior Advisor and Executive Partner at Accretive, LLC from July 2007 to December 2009; as Executive Chairman, Chairman and Chief Executive Officer of Hyperion Solutions Corporation from October 1999 to April 2007; and as President and Chief Operating Officer of Ingram Micro Corporation from 1995 to 1999.

Qualifications
Mr. Rodek has over 40 years of business and leadership experience spanning across multiple industries. Over Mr. Rodek’s career, he has driven performance growth and improved corporate governance strategies in the enterprise software and technology solutions industries, giving him a keen understanding of the challenges and issues present in our industry.

Elizabeth O. Temple AGE 55 DIRECTOR SINCE September 2017 COMMITTEES Chair of Governance Committee and serves on Nominating and Risk Committees
Experience
Elizabeth O. Temple has served as a director of the Company since September 2017. Ms. Temple has served as the Chair and Chief Executive Officer of Womble Bond Dickinson (US) LLP since January 1, 2016 and as
Co-Chair
and Chief Executive Officer of Womble Bond Dickinson, a Global Top 100 law firm, since November 1, 2017. She has been a practicing corporate and securities attorney at the firm since 1989. Prior to serving as Chair and Chief Executive Officer, Ms. Temple served in a number of leadership roles at the firm over the past decade and has been a partner at the firm since 1997.

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

Charles R. Whitchurch AGE 74 DIRECTOR SINCE February 2009 COMMITTEES Chair of Audit Committee and serves on all committees
Experience
Charles R. Whitchurch has served as a director of the Company since February 2009. Mr. Whitchurch served as the Chief Financial Officer of Zebra Technologies Corporation from September 1991 to June 2008. Mr. Whitchurch previously served on the boards of directors of SPSS, Inc., a publicly-held provider of predictive analytic software, from October 2003 to October 2009, Landmark Aviation, a privately-held operator of fixed-base aviation operations throughout the United States and Europe, from October 2008 to October 2012, Tricor Braun Holdings, a privately-held distributor of rigid packaging materials, from July 2010 to November 2016, and Ashworth College, a provider of nationally accredited on-line
education, from June 2010 to December 2019. On all boards, he served as Chairman of the Audit Committee.

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

Executive Officers of the Registrant

Name	Experience and Qualifications	Age

Michael L. Baur	Michael L. Baur is our Chairman, Chief Executive Officer and President. Mr. Baur has served as our President or CEO since our inception, as a director since December 1995, and as Chairman of the Board since February 2019.	63

Gerald Lyons	Gerald Lyons has served as our Senior Executive Vice President and Chief Financial Officer since August 2017, after serving in an interim role beginning in November 2016. Mr. Lyons has served in various finance and accounting roles since joining the Company in April 2007.	57

Matthew S. Dean	Matthew S. Dean joined the Company in January 2018 and serves as our Senior Executive Vice President, Chief Legal and Strategy Officer. Prior to that, Mr. Dean served as Vice President and General Counsel for Vertiv, Inc., a provider of equipment and services for data centers, from 2011 through 2017.	51

Delinquent Section 16(a) Reports
To our knowledge, based solely on a review of the copies of Section 16 reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2020, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons, except that each of Mr. Baur, Mr. Lyons and Mr. Dean filed one late Form 4 reporting the withholding of stock to satisfy tax withholding obligations upon vesting of restricted stock awards.
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
We will post on our website,
www.scansource.com
, under the “Governance” tab, or will disclose on a Form
8-K
filed with the SEC, any amendments to, or waivers from, any provision of the Code of Conduct that applies to our CEO and our CFO, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to an appropriate person or persons identified in the Code of Conduct, or (v) accountability for adherence to the Code of Conduct. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form
8-K
filed with the SEC. No waivers were sought or granted in fiscal 2020.
Audit Committee and Audit Committee Financial Expert
The Board has a standing Audit Committee. The Audit Committee currently is composed of Chair Whitchurch and Directors Browning, Emory, Grainger, Ramoneda, Reilly, and Rodek. The functions of the Audit Committee include selecting the independent auditor, reviewing the scope of the annual audit undertaken by our independent auditor and the progress and results of its work, reviewing our financial statements and our internal accounting and auditing procedures and overseeing our internal audit function. The Audit Committee met four times during the 2020 fiscal year. Each member of the Audit Committee meets the definition of independence for audit committee members as set forth in the NASDAQ listing standards and Exchange Act. The Board has determined that Directors Browning, Grainger, Reilly, Rodek, and Whitchurch meet the requirements of an “audit committee financial expert” as defined in SEC rules and regulations.
Procedures for Shareholder Recommendations of Nominees to the Board of Directors
There were no material changes to the procedures described in our Proxy Statement relating to the 2020 annual meetings of shareholders by which shareholders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis outlines our executive compensation program for our named executive officers (NEOs) listed below. The CD&A provides information about our compensation objectives and practices for our NEOs and explains how the Compensation Committee of the Board of Directors arrived at the compensation decisions for fiscal 2020.

Name	Title

Michael L. Baur	Chairman, Chief Executive Officer and President
Gerald Lyons	Senior Executive Vice President and Chief Financial Officer
Matthew S. Dean	Senior Executive Vice President and Chief Legal and Strategy Officer
Executive Summary
2020 Business Highlights
We have continued to make progress on our strategic plan of establishing ScanSource at the center of the solution delivery channel in our markets. Due in part to lower sales volumes and increased costs as a result of the
COVID-19
pandemic, our results declined in fiscal year 2020. For fiscal year 2020, net sales decreased 6% to $3.0 billion. Excluding the foreign currency translation and net sales from acquisitions, organic sales for fiscal year 2020 decreased 5% year-over-year, largely as a result of the negative impacts of the
COVID-19
pandemic.
Non-GAAP
operating income decreased 39% to $78.9 million, driven by lower sales volume and higher SG&A expenses. On a GAAP basis, net income for fiscal year 2020 totaled $(79.2) million, or $(3.12) per diluted share, compared to net income of $64.9 million, or $2.52 per diluted share for the prior year. The fiscal year 2020 results reflected non-cash
goodwill and asset impairment charges.
Non-GAAP
net income totaled $52.0 million, or $2.05 per diluted share, compared to $87.7 million, or $3.41 per diluted share, for the prior year.
As previously announced, we entered into an agreement to sell our products businesses in Mexico, Colombia, Chile and Peru as well as our Miami-based export operations to Intcomex. This action continues our strategic portfolio repositioning to align investments with higher-growth, higher-margin businesses.
COVID-19
has impacted our sales volumes negatively in our wholesale VAR business in both our Worldwide Barcode, Networking & Security and Worldwide Communications & Services segments. This includes the acceleration of the decline in our premise-based communications business. We have also experienced increased employee-related healthcare and prevention costs. In July 2020, we initiated a $30 million expense reduction plan designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the
COVID-19
pandemic. As part of the plan, we will continue to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the
COVID-19
pandemic. The expense reduction plan includes (i) 10% to 25% salary reductions for the executive team through December 31, 2020, (ii) elimination of cash retainers for the Board of Directors through December 31, 2020, (iii) cost savings measures related to discretionary SG&A expenses, (iv) a reduction in workforce in North America, excluding the Intelisys business, and (v) the wind-down of the Canpango professional services business.
These actions are expected to reduce our annualized SG&A cost base by approximately $30 million. In the first quarter of fiscal year 2021, we anticipate recording an estimated pre-tax
cash charge of approximately $8 to $9 million, consisting of severance and related employee benefits. We completed substantially all of the workforce reduction of approximately 200 positions by the end of the September 2020 quarter.
Fiscal 2020 Pay Mix
The Compensation Committee strives to provide our NEOs with a compensation package that balances short-term and long-term compensation. We believe that our current executive compensation program, consisting of a mix of base salary, retirement contributions, annual performance-based cash incentive awards and both performance-based and service-based grants of equity, (i) provides a predictable and transparent structure for executive compensation, (ii) provides a significant percentage of a NEO’s compensation through variable performance-based vehicles and (iii) attracts, retains and motivates our NEOs.
Our executive compensation program emphasizes performance-based pay. The elements of compensation and the general mix of compensation among the various elements remained largely unchanged in fiscal 2020 from the previous year. Our financial performance during fiscal 2020 is reflected in the compensation of each of our NEOs for fiscal 2020, particularly with respect to payouts pursuant to our annual cash incentive program. Our cash incentive opportunity is designed so that, if our financial results, as measured by non-GAAP
operating income growth, non-GAAP

operating income margin and ROWC, reflect an increase in the financial performance of the Company, then our executives should realize a greater cash incentive. In addition, individual performance also is taken into account by the Compensation Committee, and an award may be modified by up to 20% depending on if the executive did not meet or exceeded performance expectations. Awards are also capped at 200% of each executive’s target bonus regardless of our financial performance.
For fiscal year 2020, the cash incentives paid to our CEO declined by 54% from fiscal 2019 and 89% from fiscal 2018 based on (i) our financial performance and (ii) the Compensation Committee’s pre-established
MIP operating targets for the cash incentive opportunity. The target value of the equity awarded to our CEO stayed flat from fiscal 2019 to fiscal 2020. We believe this result is appropriately aligned with the Company’s fiscal 2020 financial performance.
In addition, the total compensation of our CEO generally has increased or decreased during the past five fiscal years as our non-GAAP
operating results have increased or decreased. We believe this correlation between the Company’s performance and pay appropriately motivates and rewards our CEO and is beneficial to our shareholders.
In addition, we believe that it is important to link each of our NEO’s compensation and personal financial interests with long-term shareholder value creation. Accordingly, 65% of our CEO’s total compensation, 40% of Mr. Lyons’ total compensation and 38% of Mr. Dean’s total compensation for fiscal 2020 was in the form of long-term equity incentives. For fiscal 2020, variable performance-based compensation in the form of cash and long-term equity incentives constituted 70% of our CEO’s total compensation, 45% of Mr. Lyons’ total compensation and 41% of Mr. Dean’s total compensation (each as reported in the Summary Compensation Table).
Greater detail regarding the compensation of our NEOs can be found within the 2020 Summary Compensation Table.
Consideration of Results of Shareholder Advisory Votes in Executive Compensation
The Compensation Committee monitors the results of the
“Say-on-Pay”
vote and considers those results along with the objectives listed below in determining compensation policies. A substantial majority (93.7%) of our shareholders voting at the 2020 Annual Meeting approved the compensation described in our 2019 proxy statement. The Compensation Committee interpreted this vote result as a strong indication of support for our current compensation program.
Objectives of the Compensation Program
Our executive compensation program is designed to attract, retain and motivate executives through achieving the following three objectives:

●	Pay-for-Performance
●	Align Interests of Executives with Shareholders
●	Retain Talented Leadership
Pay-for-Performance
The guiding principle of our compensation philosophy is that pay should be linked to performance and that the interests of executives and shareholders should be aligned. Our compensation program is designed to provide significant performance-based compensation, including equity compensation that is variable and based on our actual results and our executives’ performance, as compared to fixed or guaranteed compensation. As a result, a significant portion of our NEOs’ compensation is directly contingent on our operating results
(non-GAAP
operating income growth,
non-GAAP
operating income margin and return on working capital (“ROWC”)) and aligned with shareholder interests.

Align Interests of Named Executive Officers and Shareholders
The following compensation policies and practices are designed to align the interests of our NEOs and our shareholders :

ScanSource Does
Require significant stock ownership.	We have adopted minimum ownership guidelines for our CEO. He is required to retain 50% of the net shares resulting from vesting or exercises of equity awards until he owns Company common stock in an amount equal to three times his base salary.

Mandate a claw-back policy tied to a compensation program.	We maintain a “claw-back policy,” which would allow us to recover certain incentive compensation based on financial results in the event those results were restated due at least partially to the recipient’s misconduct.

Seek our shareholders’ input on executive compensation.	We value our shareholders’ input on our executive compensation, and we seek an annual non-binding vote on our executive compensation policies.
ScanSource Does Not
Permit pledging of our securities by our Named Executive Officers or Board of Directors.	We have a policy that prohibits officers and directors from pledging Company securities in margin accounts or as collateral for a loan.

Permit hedging of our securities by our Named Executive Officers or Board of Directors without pre-clearance from the Company’s General Counsel.	We have a policy that generally prohibits employees (including the NEOs and Directors) from trading in options, warrants, puts, calls or similar instruments in connection with our securities, or selling our securities “short.”

Provide automatic cash severance benefits upon a change in control.	Our employment arrangements with our NEOs provide cash severance only upon a “double trigger.”

Provide golden parachute tax gross ups or excessive perquisites.	We do not provide excise tax gross-ups for severance benefits received by our NEOs under their employment arrangements. We only provide limited perquisites to our NEOs.
Retain Talented Leadership
We operate in a marketplace characterized by significant competition for talented executives. Our executive compensation program is designed to enable us to attract, motivate, reward and retain the management talent necessary to achieve both long-term and short-term corporate objectives and enhance shareholder value. We also aim to establish executive compensation levels that correlate directly to the NEO’s level of responsibility, with the compensation of our NEOs being tied both to our performance as a whole and to individual performance. To do this effectively, our philosophy is that our compensation program must provide our NEOs with a total compensation package that is reasonable in relation to our performance, and sufficiently competitive with the packages offered by similarly sized companies within or outside our industry.

Material Elements of Our Compensation Programs
In determining the compensation of our NEOs, the Compensation Committee uses the following specific compensation elements, which it believes support our compensation objectives.

Compensation Objectives
Compensation Element	Description	Reward Performance	Attract and Retain	Align with Shareholders
Base Salary	Fixed level of compensation
Annual Variable Cash Incentive Awards	Performance-based cash incentives rewards
Company and individual performance
Time-Vesting Restricted Stock or Restricted Stock Units	Long-term equity award, with three-year vesting
Performance- and Time- Vesting Restricted Stock or Restricted Stock Units	Rewards Company performance; new awards with three-year vesting, in addition to performance criteria
Health, Welfare & Retirement Plans	401(k) Savings Plan
Employee Stock Purchase Plan
Deferred Compensation Plan
Executive Severance Plan
Stock Ownership Guidelines, Anti- Hedging Policy, Anti- Pledging Policy and Claw-Back Policy	Compensation risk mitigators
The Compensation Committee determines the amounts of each element and the aggregate compensation for our NEOs, without using any specific formula or attempting to satisfy any specific ratio for compensation among our NEOs; however, the differences in the aggregate compensation between our CEO and the other NEOs are intended to reflect the individual responsibilities with respect to their respective positions, experience in the applicable role and experience in our industry. In determining compensation for our CEO, the Compensation Committee considers the amount of compensation he receives in cash versus equity.
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
Base Salary
Base salary generally provides a fixed base level of compensation for our executives for the services they render during the year. The purpose of base salary is to compensate our NEOs in light of their respective roles and responsibilities over time. Base salary is essential to allow us to compete in the employment marketplace for talent and is an important component of total compensation for the NEOs. It is vital to our goal of recruiting and retaining NEOs with proven abilities. A NEO’s base salary is set in accordance with the terms of his or her employment agreement or letter and is reviewed annually. Increases, if any, to base salary are based generally upon a subjective assessment of overall individual performance, market trends and the Company’s performance. In evaluating the Company’s performance, the primary consideration is our financial performance for the relevant annual period, with a focus on non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC, each of which aligns executive and shareholder interests and which we consider to have a strong correlation with shareholder value creation.
Annual Variable Performance-Based Cash Incentive Awards
Annual variable performance-based cash incentive awards are designed to encourage the achievement of various pre-determined
Company financial and operating performance goals. For fiscal 2020, non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC are the primary measurements of performance for cash incentive awards because of our belief that each such measurement has a strong correlation with shareholder value. Our management emphasizes non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC, all
non-GAAP
measures, in evaluating and monitoring the Company’s financial condition and operating performance. These three metrics assist us in comparing our performance over various reporting periods on a
consistent basis because they remove from our operating results the impact of items that do not reflect our core operating performance and are derived from our financial statements as described in
“Non-GAAP
Financial Information” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2020. The Compensation Committee has the discretion to make adjustments to non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC for extraordinary
one-time
events, or other items beyond management’s control, and to award cash incentives based on other criteria. In fiscal 2020, no such adjustments or additional awards were made.
Annual Performance-Based and Service-Based Equity Awards
The Compensation Committee annually grants equity to our NEOs, since it believes this element of our compensation program provides our NEOs with the opportunity to develop a significant ownership stake in the Company and directly aligns their interests with the long-term interests of our shareholders. In addition, equity awards serve as a retention vehicle for the NEOs because, if the applicable criteria is met, they typically vest over three years and generally are forfeited if not vested upon termination of employment.
In approving long-term equity incentives, the Compensation Committee focuses on the Company’s overall performance, the value of the proposed award, the amount and value of awards granted in prior years, and the overall compensation package of the NEO with the ultimate goal of aligning the interests of the executives with our shareholders’ interests and motivating and retaining critical leadership through the use of equity. The Compensation Committee also believes that linking the personal financial interests of our NEOs to the Company’s long-term performance discourages excessive risk taking and supports sustainable shareholder value creation.
The Company grants annual equity awards to the NEOs at the November meeting of the Compensation Committee to align the timing close to the annual performance evaluations of those officers. The equity award policy provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. Equity awards may also be made by the Compensation Committee from time to time to incentivize and reward certain performance and to provide additional retention value. See the “
Long-Term Equity Incentives
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

●	reviewing and approving the corporate goals and objectives relevant to the compensation of the CEO and other NEOs;
●	negotiating the employment agreement of the CEO;
●	reviewing and approving any employment letters or contracts and severance plans of all other NEOs;
●	reviewing and approving annual incentive awards to NEOs; and
●	reviewing and approving equity-based compensation plans and grants of equity awards under such plans and the Board-approved policies or guidelines applicable to them.
The Compensation Committee meets several times each year to review and approve executive compensation programs and performance and, if necessary, recommend approval to the Board of Directors.

Role of Management
The Compensation Committee regularly meets with the CEO to receive reports and recommendations regarding the compensation of our NEOs other than the CEO. In particular, the CEO recommends to the Compensation Committee annual base salaries, annual incentive awards and long-term or performance equity grants for the NEOs other than himself. The Compensation Committee then evaluates each NEO, sets performance criteria for annual cash incentive awards, and makes long-term equity grants, if any. At the beginning of each fiscal year, Management Incentive Plan (“MIP”) targets for certain financial measures are established following consultation with management with consideration for adjustments for one-time
expenses or longer-term investments that are planned. As part of its evaluation process, the Compensation Committee considers the Company’s performance and consistency, the NEO’s individual performance over the prior year, changes in responsibilities and future potential as well as data available from compensation surveys and compensation consultants. Although the Compensation Committee considers the CEO’s recommendations, the final decisions regarding base salary, annual incentive awards and equity awards of the NEOs are made by the Compensation Committee.
Role of Compensation Consultant
The Compensation Committee has the authority to retain independent compensation consultants to provide counsel and advice. For fiscal 2020, the Compensation Committee retained Willis Towers Watson through May 2020 and in June 2020 retained Pearl Meyer for the remainder of the year.
The Compensation Committee regularly reviews benchmarking and market surveys in order to ensure that our compensation is competitive with that of our peers. The Compensation Committee also considers analysis and benchmarking by third parties, such as ISS and Equilar, and the different peer groups each firm uses for comparative purposes in order to gain a better understanding of compensation practices and trends in the market.
Our compensation consultants provide the Compensation Committee with general market surveys and other information related to the general market for executive compensation, including best practices and emerging trends. In addition, in fiscal 2020 Willis Towers Watson provided information derived from proxy statements from peer companies that includes publicly traded technology distributors and other technology industry companies with similar revenues. The peer companies referred to for evaluation of fiscal 2020 compensation included the following:

Anixter International Inc.	Applied Industrial Technologies, Inc.	Benchmark Electronics, Inc.
Diebold Nixdorf, Inc.	ePlus, Inc.	Insight Enterprises, Inc.
Itron, Inc.	PC Connection, Inc.	PCM, Inc.
Plexus Corp.	TTM Technologies, Inc.	WESCO International, Inc.
The Compensation Committee reviewed compensation information from this peer group by comparable executive position and level to better understand the market for other participants in the market for all aspects of compensation. In a review of the applicable data, the Compensation Committee sought to ensure that the overall compensation to our NEOs was competitive and within norms for the industry and other companies of similar characteristics based on the executive’s position, level and job performance.
The Compensation Committee took this evaluation into account in determining all elements of NEO compensation for fiscal 2020, including the fiscal 2020 MIP design.
In addition to the executive compensation services, Willis Towers Watson provided health and welfare benefits brokerage services and benefits administration services and other consulting services relating to non-executive
compensation in fiscal 2020. The brokerage services were provided under long-standing arrangements of which the Compensation Committee was aware prior to commissioning the fiscal 2020 executive compensation services.
The Compensation Committee reviewed all factors relevant to the independence of Willis Towers Watson and Pearl Meyer, including:

●	The provision of services to the Company by the consultant other than those requested by the Compensation Committee;
●	The amount of fees received by the consultant as a percentage of its total revenue;

●	The policies and procedures adopted by the consultant that are designed to prevent conflicts of interest;
●	Any business or personal relationship between a consultant and a member of the Compensation Committee;
●	Any stock of the Company owned by a consultant; and
●	Any business or personal relationship between a consultant and an executive officer of the Company.
As a result of such evaluation, and a certification from each of Willis Towers Watson and Pearl Meyer regarding its consultant’s independence, the Compensation Committee determined that each of Willis Towers Watson and Pearl Meyer is independent.
Named Executive Officer Compensation in Fiscal 2020
Base Salary
The initial base salary for each NEO was established in the NEO’s employment agreement or employment letter. All NEO employment arrangements require an annual review of base salary by the Compensation Committee, and annual upward adjustments may be made by the Compensation Committee on a discretionary basis. In deciding whether to increase a NEO’s compensation, the Compensation Committee considers company performance, the consistency of the NEO’s individual performance over the prior year, changes in the NEO’s responsibilities and the NEO’s future potential. The Compensation Committee also considers data available from benchmarking studies obtained from a range of industry and general market sources, as well as information that may be provided by its compensation consultants, including comparisons of peer companies comprised of other participants in the industry and other similar companies based on size and other objective factors.
The Compensation Committee met in August of 2019 to determine Mr. Baur’s, Mr. Lyons’ and Mr. Dean’s base salaries for fiscal 2020. The Compensation Committee did not award any base salary increases to Mr. Baur or Mr. Lyons for fiscal 2020. The Compensation Committee increased Mr. Dean’s base salary by $25,000 in light of his increased responsibilities, contributions to the Company and to provide a more competitive compensation package in light of the market review.
Base salaries for Mr. Baur, Mr. Lyons and Mr. Dean for fiscal 2020 were as follows:

Named Executive Officer	Base Salary (standard)
Mr. Baur	$875,000
Mr. Lyons	$367,500
Mr. Dean	$450,000
In light of the impacts of
COVID-19,
the Company implemented an expense reduction plan effective July 1, 2020 which included 10% to 25% salary reductions for the executive team through December 31, 2020, with a reduction of 25% for the Chairman and Chief Executive Officer, 15% for the Chief Financial Officer, and 10% for the Chief Legal and Strategy Officer.
Annual Performance-Based Cash Incentives
The principal objective of our performance-based cash incentives is to motivate and reward our NEOs for performance in achieving our business objectives based upon annual attainment of non-GAAP
operating income growth,
non-GAAP
operating income margin and ROWC targets. The Compensation Committee created a cash incentive design for the NEOs in fiscal 2013, which we refer to as the Management Incentive Plan (“MIP”). Annual performance-based cash incentives were set based on an analysis of market data and assessing the experience of the respective individual and his or her respective role. The design provides that each NEO’s cash incentive opportunity will be expressed as a percentage of his or her base salary and earned based on non-GAAP
operating results as compared to
pre-established
threshold and stretch goals. Mr. Baur’s cash incentive opportunity is 150% of his base salary, Mr. Lyons’ cash incentive opportunity is 70% of his base salary and Mr. Dean’s cash incentive opportunity is 60% of his base salary. Mr. Dean’s cash incentive opportunity was increased from 40% in fiscal 2019 in recognition of his increased responsibilities and contributions to the Company and in order to provide a more competitive compensation
package in light of the market review. Each NEO has a variable factor by role or position applied as a percentage against his or her respective base salary.
For fiscal year 2020, the Compensation Committee set MIP targets for non-GAAP
operating income growth (“MIP OI Growth”),
non-GAAP
operating income margin (“MIP OI Margin”) and ROWC (“MIP ROWC”), to provide for appropriate annual incentives to management. The Compensation Committee establishes MIP targets at the beginning of the fiscal year with certain adjustments to align management’s performance on focused strategic objectives. Individual performance results are also factored into the cash incentive opportunity. For example, if an executive performs below expectations, his or her award may be reduced by up to 20%. If the Company meets the operating targets and the executive exceeds expectations, he or she may be entitled to an additional cash bonus up to 20% of the bonus earned. The maximum incentive award for any NEO is 200% of his or her target bonus.
For fiscal 2020, the Compensation Committee established a MIP OI Growth target of 6%, a MIP OI Margin target of 3.5% and a MIP ROWC target of 21%. The payouts of the awards depend on the Company’s results in comparison to these targets, weighted as follows: MIP OI Growth, 60%; MIP OI Margin, 20%; and MIP ROWC, 20%. If performance of any measure does not meet the applicable threshold for that measure, no award will be earned for that measure. If the performance of a measure reaches the applicable threshold, the award earned for that measure will be 25% of the target. The award earned for results between the threshold and the maximum of 200% of the target is calculated using straight-line interpolation as follows:

MIP Performance Targets

Standard	MIP OI Growth	MIP OI Margin	MIP ROWC	Funding % of Target
Threshold	0.00%	2.50%	17.00%	25.00%

	1.50%	2.75%	18.00%	35.00%

	3.00%	3.00%	19.00%	50.00%

	4.50%	3.25%	20.00%	70.00%

Target	6.00%	3.50%	21.00%	100.00%

	7.50%	3.75%	22.00%	130.00%

	9.50%	4.00%	23.00%	160.00%

	12.00%	4.25%	24.00%	190.00%

Stretch	15.00%	4.50%	25.00%	200.00%

Weights	60.00%	20.00%	20.00%
The Compensation Committee also had the discretion to modify or eliminate an individual executive’s cash incentive award based on the executive’s job performance as follows:

Individual Performance	Award Modification
Exceeds expectations	Award increased by up to 20%

Meets expectations	Award unchanged

Below expectations	Award reduced by up to 20%
For fiscal 2020, the Compensation Committee elected not to make any discretionary modifications to the awards payable under the MIP. The MIP OI Growth results were below the applicable threshold, and no bonus was earned for that measure. The MIP OI Margin and MIP ROWC results excluded discontinued operations, consistent with the Company’s financial statement presentation for fiscal 2020. As a result of the Company’s MIP OI Margin and MIP ROWC for fiscal 2020 in relation to the targets described above, the cash incentive award earned by the NEOs under the MIP in fiscal 2020 was 12.91% of all target bonuses, as compared to 28% in fiscal 2019 and 114.1% in fiscal 2018.

The specific calculations, target and cash awards for each NEO under the MIP for fiscal 2020 are detailed below.

Named Executive Officer	Base Pay	Variable Factor	Bonus Target	Bonus Maximum	% of Bonus Target	Amount of Cash Incentive
Michael L. Baur	$875,000	150%	$1,312,500	$2,625,000	12.91%	$169,444
Gerald Lyons	$367,500	70%	$257,250	$514,500	12.91%	$33,211
Matthew S. Dean	$450,000	60%	$270,000	$540,000	12.91%	$34,857
In August, 2020, Mr. Dean was awarded a bonus of $170,000 in recognition of Mr. Dean’s taking on additional duties, including oversight of the corporate development and strategy group, the software development group, and the divestment of our products distribution operations in Latin America, outside of Brazil, and in Europe and the UK. The award to Mr. Dean was made in the sole discretion of the Compensation Committee and was not a discretionary modification to the awards payable under the MIP. In future years, the Compensation Committee will determine whether these changes in responsibility should be reflected in base salary.
Long-Term Equity Incentives
General Overview
Equity awards are a significant component of our NEO compensation. We grant equity awards, typically in the form of restricted stock awards and/or restricted stock units and performance-based restricted stock units or awards. We maintain a formal Equity Award Grant Policy, whereby equity awards to employees are made by, or with the oversight of, the Compensation Committee or the Board. Under the policy, the Compensation Committee must approve any equity awards to the NEOs. Under the policy, our Principal Accounting Officer and the Senior Executive Vice President of Worldwide Human Resources oversee the documentation of, and accounting for, equity award grants.
The Compensation Committee grants annual service-based equity awards to employees based on merit, which vest over a three-year period in the majority of instances, provided that the grantee remains employed with the Company through each vesting date. The grant date for annual equity awards provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. In addition, vesting of such awards accelerates on a change in control followed by termination in certain instances or upon death, disability or termination due to retirement. In certain circumstances, the vesting term may be reduced due to termination of employment, death or disability of a participant.
In addition to the annual service-based equity awards discussed above, the Compensation Committee also grants to certain employees, including our NEOs, additional performance-based restricted stock awards and/or restricted stock units that contain both performance and service vesting conditions over a multi-year period. These combined performance- and service-based awards are discussed in greater detail below.
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
The number of shares subject to service-based restricted stock awards or restricted stock units granted by the Compensation Committee to NEOs in a given year is based on, among other things, overall Company performance, the number of shares available for awards under the 2013 Plan or successor plan, the value of the proposed award, the amount of shares of restricted stock or restricted stock units awarded in prior years, total compensation and consideration of the competitive market practice for the respective position level and experience, with the ultimate objective of motivating, rewarding and retaining NEOs while maintaining efficient use of equity and preserving shareholder value.
Equity Awards
The annual grant of long-term equity incentives were awarded to our NEOs in November 2019, as provided below. Each of the following equity awards generally vests and, if applicable, becomes exercisable in one-third
increments on the anniversary of the grant date over three years, subject to the continued employment of the NEO on the applicable vesting date. The performance-based restricted stock units have a performance cycle of one year ending on December 31, 2020. Vesting of the performance-based awards is subject to attainment of certain performance goals over calendar year 2020 in order for the awards to be earned in full, and other terms and conditions established by the Compensation Committee (including discretion of the Compensation Committee as to the extent, if any, to which the award is earned). The performance goal set for these awards is a 6% annual growth rate for non-GAAP
operating income. In addition to the requirement that this performance goal is met, the grantee must have been employed by the Company from the grant date until December 31, 2022 in order to receive the shares underlying the awards.
The
non-GAAP
Operating Income for calendar 2019 was $117.549 million. Accordingly, factoring in 6% growth in non-GAAP
OI, the performance target is as follows:

Calendar Year	Target (prior year x 1.06)
2020	$117.549 x 1.06 - $124.60 million
This yields the following in terms of potential shares earned:

	Achieved OI	Shares Earned
Threshold (90%)	$112.14 million	50%
Target	$124.60 million	100%
Maximum (110%)	$137.06 million	150%
The annual grant of long-term equity incentives awarded to our NEOs in November 2019 are set forth below.

Named Executive Officer	Form of Equity Incentive Award	Amount of Shares Subject to Award
Mr. Baur	Performance-Based Restricted Stock Units Time-Based Restricted Stock Units	31,915 31,915
Mr. Lyons	Performance-Based Restricted Stock Units Time-Based Restricted Stock Units	4,256 4,256
Mr. Dean	Performance-Based Restricted Stock Units Time-Based Restricted Stock Units	6,029 6,029

Other Important Compensation Policies Affecting the Named Executive Officers
Claw-Back Policy
If a NEO receives an award under the Company equity or cash incentive plans based on financial statements that subsequently are restated in a way that would decrease the amount of the award to which such NEO was entitled and the restatement is based in whole or in part on the misconduct of the NEO, then the NEO will be required to refund to the Company the difference between what he received and what they should have received. In addition, this policy requires the recoupment of any compensation to the extent mandated by all applicable laws, rules, and regulations. The Compensation Committee monitors laws, rules and regulations on claw-back policies and will amend this policy as required to comply with any new claw-back rules or regulations.
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
As of June 30, 2020, our CEO and all other members of our Board of Directors were in compliance with our stock ownership guidelines. Our CEO is expected to utilize grants under equity compensation plans to maintain the levels of ownership required by the policy. The policy also incorporates an equity retention requirement by requiring him to retain 50% of the net shares resulting from the vesting or exercise of certain awards to obtain the required ownership under the policy.
Anti-Hedging and Anti-Pledging Policy
Our NEOs and Directors are prohibited from holding Company securities in margin accounts or pledging Company securities as collateral for a loan. All NEOs and Directors are in compliance with this policy. Our NEOs and Directors also generally are prohibited from certain hedging transactions, and any hedging transaction requires pre-approval
from our General Counsel. Since the inception of the policy, no requests for pre-clearance
to allow any such hedging transactions have been made or granted.
Perquisites
The Company provides only limited perquisites to our NEOs, including the availability of a voluntary comprehensive physical examination once every fiscal year. The physical examinations help ensure our NEOs’ continued health and ability to render services to the Company. The physicals are provided to encourage senior leaders of the Company to set the example for living positively and active healthy living. The Company does not provide any other material perquisites to its NEOs.
Health and Insurance Plans
Our NEOs are entitled to participate in our health, vision, dental, paid time off, life, disability and employee stock purchase plans to the same degree that our other employees are entitled to participate. In addition, our NEOs participate in a supplemental long-term disability plan and each receives term life insurance in the amount of $1,000,000 (subject to underwriting) and $500,000 (subject to limited underwriting).
Deferred Compensation Plan
We maintain a deferred compensation plan pursuant to which NEOs may defer a portion of their annual compensation. These deferrals are matched to the extent specified in each NEO’s employment agreement or letter, and such contributions vest over a five-year period. Participants invest their deferrals and Company matching contributions among various funds designated by the plan administrator (and currently may not be invested in our common stock). Participants become fully-vested in any employer contributions as long as they are continuously employed until their death, total disability, reaching the date in which the sum of age and years of service equals or exceeds 65, or the occurrence of a change in control. We maintain the deferred compensation plan to provide a competitive benefit and to facilitate adequate savings for retirement on a tax efficient basis for our NEOs.

Retirement Benefits
The NEOs are eligible to participate in our 401(k) Plan, which is a Company-wide, tax-qualified
retirement plan. The intent of this plan is to provide all employees with a tax-advantaged
savings opportunity for retirement. We sponsor this plan to help employees at all levels save and accumulate assets for use during their retirement. Eligible pay under this plan is capped at Internal Revenue Code annual limits. The Company provides a match up to a total of $800 per year per employee plus an annual discretionary profit-sharing contribution. These Company contributions vest over a five-year period. For fiscal 2020, our NEOs did not receive a discretionary profit-sharing contribution.
Employee Stock Purchase Plan
Eligible employees may participate in our Employee Stock Purchase Plan (“ESPP”), which is a Company-wide employee stock purchase plan. The intent of the ESPP is to assist our employees in acquiring a stock ownership interest in the Company.
Employment Agreements and Employment Letters
We have determined that our Company’s and our shareholders’ interests are best served by entering into (i) an employment agreement with our CEO and (ii) employment letters with an accompanying severance plan with our other NEOs. Such agreements, letters and plans are the result of arms’ length negotiations between the Compensation Committee, the Company, the CEO and other NEOs, and all are approved by the Compensation Committee. We believe that these employment arrangements benefit us and our shareholders by permitting us to attract and retain NEOs with demonstrated leadership abilities and to secure their services over an extended period of time. In addition, the employment arrangements align executive interests with the long-term interests of the Company and serve our recruitment and retention goals by providing executive officers with security based on the knowledge of how they will be compensated over the course of their employment, while at the same time providing the Company with significant protections regarding non-competition,
non-solicitation
of business and employees, and confidential business information.
On June 15, 2017, we entered into a three-year employment agreement, effective July 1, 2017, with Mr. Baur. Mr. Baur’s employment agreement provides for:

●	a base salary of $875,000 per year;
●
an annual target variable compensation opportunity of 150% of his base salary (with a maximum opportunity of 200% of target) based upon performance and the attainment of performance goals set by the Committee;

●	consideration for inclusion in our annual equity grant program at a grant level opportunity of $2,250,000;
●
the opportunity to participate in our Nonqualified Deferred Compensation Plan by deferring up to 50% of base salary and/or up to 100% of annual variable compensation, with a match of 50% of deferred amounts to be made by the Company, up to a maximum of $200,000 per year; and

●	automatic one-year renewals unless 180 days’ prior notice of non-renewal is given to the other party following the initial term.
In addition, we will make additional payments to Mr. Baur’s deferred compensation account to cover the cost of future premiums for “access only” continuation coverage under our medical and dental plan following termination of employment until Mr. Baur attains age 65 and to cover the cost of coverage for years after age 65 assuming Mr. Baur is enrolled in Medicare Parts A, B and D, obtains a Medicare supplemental policy until age 80 and pays the full cost for such coverage.
Under Mr. Baur’s employment agreement, variable cash incentive opportunities will continue to be based upon the performance and attainment of performance goals to be established annually by the Compensation Committee, subject to maximum amounts that may be earned. Mr. Baur’s annual equity award opportunity is subject to the Compensation Committee’s discretion and the terms of the Company’s equity plan and related equity award agreements.

Mr. Baur’s employment agreement also provides for severance payments to Mr. Baur upon certain events, as further described in the “
Severance Plan
” section below.
On August 23, 2017, we entered into an employment letter with Mr. Lyons in connection with his appointment as our Chief Financial Officer, effective that date. This employment letter replaced Mr. Lyons’ previous employment agreement with the Company. Under the employment letter, Mr. Lyons is eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including change-in-control
payments as a participant in the Severance Plan described below and is eligible for participation in the Company’s other long-term incentive award programs and our Nonqualified Deferred Compensation Plan.
On January 11, 2018, we entered into an employment letter with Mr. Dean in connection with his appointment as our Vice President and General Counsel, effective January 12, 2018. Under the employment letter, Mr. Dean will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including change-in-control
payments as a participant in the Severance Plan described below, and is eligible for participation in the Company’s other long-term incentive programs and our Nonqualified Deferred Compensation Plan.
See the “
Employment Arrangements and Potential Payments upon Certain Events
” section for more information on Mr. Baur’s, Mr. Lyons’, and Mr. Dean’s employment arrangements that were in effect during fiscal 2020.
Severance Plan
We have established a Severance Plan to provide severance and other benefits to certain executives selected by the Compensation Committee to participate in the Severance Plan.
Mr. Baur’s employment agreement and the Severance Plan also provide that, if the employment of Mr. Baur or any executive selected by the Committee to participate in the Severance Plan, respectively, is terminated by the Company without cause, or if the Executive resigns for good reason, we will be required to pay or provide the executive’s base salary earned through the date of termination. In addition, we also will be required to pay to the executive in such instances any other amounts or benefits the executive is eligible to receive under any Company plan, program, policy, practice, contract or agreement in accordance with their terms. In such instances, we also will be required to provide severance benefits to the executive, subject to the executive’s execution of a release, consisting of compensation equal to the average annual base salary and variable compensation earned by the executive, including any amounts earned but deferred, in the last three fiscal years completed prior to the termination (the “Average Compensation Amount”), multiplied by a severance multiple, less withholdings. In the case of Mr. Baur, the severance multiple is equal to 2.5, in the case of Mr. Lyons and Mr. Dean, the severance multiple is 1.5, and in the case of any other executive participating in the Severance Plan, the severance multiple will be set forth in a participation agreement between the Company and such executive (a “Participation Agreement”), but such multiple may not exceed 2.5. In the event the termination occurs within 12 months after or prior to and in contemplation of certain change in control events, Mr. Baur will receive three times his Average Compensation Amount, Mr. Lyons and Mr. Dean will receive two times their respective Average Compensation Amount and, in the case of any other executive participating in the Severance Plan, such executive will receive his Average Compensation Amount multiplied by his change in control multiple, as set forth in a Participation Agreement. In addition, in the event that the executive’s employment is terminated by us without cause, or if the executive resigns for good reason, the executive will be entitled to receive a bonus equal to the pro-rata
portion of the then current fiscal year annual variable compensation that otherwise would be payable to the executive based on actual performance. For a period of up to twenty-four months following the date of such a termination (or in the case of Mr. Baur, until he attains 65 years of age), the executives shall be entitled to participate in our medical and dental plans, with the executive paying the full premium charged for such coverage subject to the terms of the employment agreement, the employment letter, and/or the Severance Plan, as applicable.
If the executive’s employment is terminated for cause or if the executive voluntarily terminates his employment during the term of the agreement, other than for good reason, we will only be obligated to provide any accrued amounts payable on the executive’s annual base salary or any other amounts not previously paid, but earned, by the executive through the date of termination, and benefits under other plans in accordance with their terms. If the executive dies, becomes disabled, or retires during the term of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, we will only be obligated to provide any accrued amounts payable on the executive’s annual base salary or any other amounts not previously paid, but earned, by the executive as of the date of termination, a bonus equal to the pro-rata
portion of the then current fiscal year annual variable compensation that would otherwise be payable to the executive based on actual performance, and benefits under other plans in accordance with their terms.
If we do not renew the employment agreement, or enter into a new employment agreement with the same or similar terms after the end of the employment period, and Mr. Baur remains an employee of the Company in any capacity, Mr. Baur’s employment will be on an at-will
basis, and Mr. Baur generally will be eligible to receive the same severance benefits set forth in the employment agreement.
In addition, each employment agreement, employment letter, and/or Severance Plan, as applicable, requires the executive not to, during the term of his employment and for a period of two years following the termination of such executive’s employment: (a) compete with the Company; (b) solicit certain customers or suppliers and certain prospective customers or suppliers of the Company; or (c) solicit employees to leave the Company. Each of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, also requires the executive not to use or disclose our confidential information or trade secrets during the term of his employment and for a period of five years thereafter or for so long as the trade secrets remain protected. In addition, the Company and each executive agree not to disparage each other during the term of employment or for a period of five years thereafter. If an executive breaches or threatens to breach such restrictions on conduct, we may immediately cease any severance benefits or refuse such payment and shall be entitled to recover from any such executive any amounts previously paid as a severance benefit.
Post-Termination Restrictions and Compensation
The Compensation Committee believes that our NEOs should be provided with reasonable severance benefits in the event a NEO is terminated under certain circumstances. Severance benefits for NEOs reflect the fact that the NEO may not be able to find reasonably comparable employment within a reasonable period of time following a termination. In addition, the Compensation Committee believes that certain post-termination benefits such as change in control payments will allow the NEOs to focus their time on potential transactions that may be beneficial to the Company, rather than have concern for their own employment prospects following a change in control. Severance benefits are provided under our employment agreements, employment letters and/or the Severance Plan, as applicable.
Non-Compete
and
Non-Solicitation
Agreements
Our NEOs are obligated pursuant to their employment agreements, employment letters, and/or the Severance Plan, as applicable, not to compete with the Company for a period of two years following their termination of employment with the Company. These agreements also restrict the NEOs’ disclosure and use of confidential information to which they were exposed during their employment. In addition, the agreements provide for restrictions on the solicitation of suppliers, customers and employees of the Company for a period of twenty-four months following termination of employment.
Severance and Change in Control Benefits
In the event of a termination of employment by the Company other than for cause, death, disability, retirement, the expiration of the employment agreement, or by a NEO for good reason, the NEO will be entitled to a severance payment, provided that the NEO is in, and remains in, compliance with the non-competition,
confidentiality,
non-solicitation
and related covenants provided in his employment agreement or the Severance Plan. The amount of a severance payment varies based upon the NEO’s historic compensation amounts, up to two and a half times the Chief Executive Officer’s and one and one-half
times the other NEO’s average annual base salary and variable compensation over the last three fiscal years prior to a termination. These potential payments are discussed in more detail under the caption “
Employment Arrangements and Potential Payments Upon Certain Events
” below.

Our NEOs’ employment agreements, employment letters, and/or the Severance Plan, as applicable, provide for severance in the event of certain termination in connection with a change of control. Such severance payments will be made only if a “double trigger” is met. That is, both a change in control and a termination of employment are required. This is discussed in more detail under the caption “
Employment Arrangements and Potential Payments Upon Certain Events
” below. The Compensation Committee believes this benefit is required to offer competitive benefits to attract and retain highly qualified executives.
Additional Compensation Matters
Risk Assessment of Compensation Policies and Practices
We have assessed our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards. During fiscal 2020, the Compensation Committee reviewed our compensation policies and practices for all employees, including our NEOs, particularly as they relate to risk management practices and risk-taking incentives. As part of its review, the Compensation Committee discussed with management the ways in which risk is effectively managed or mitigated as it relates to our compensation programs and policies.
Based on this review, the Compensation Committee believes that our compensation programs do not encourage excessive risk but instead encourage behaviors that support sustainable value creation. The following features of our executive incentive compensation program illustrate this point:

●
Our compensation program design provides a balanced mix of cash and equity and annual and long-term incentives that are designed to encourage strategies and actions that are in the Company’s and our shareholders’ long-term best interests. Equity awards such as service and performance-based restricted stock awards and restricted stock units reinforce our long-term performance perspective.

●	Our performance goals and objectives generally reflect a mix of corporate and other performance measures designed to promote progress towards both our annual and longer-term goals.
●
A significant component of each of our NEOs’ total direct compensation consists of long-term, equity-based incentive awards that are designed to encourage these NEOs to focus on sustained stock price appreciation.

●
Equity awards typically have vesting schedules of three years and, in some cases, have performance-based vesting components as well; thus, NEOs typically will always have unvested awards that could decrease significantly in value if our business is not well-managed for the long term.

●	Equity incentive awards are granted periodically, typically annually, during open window periods and under an established equity grant program.
●
The Compensation Committee believes that our overall compensation of our NEOs is at reasonable and sustainable levels, as determined by a review of historical analysis and a review of our economic positions and prospects, as well as the compensation offered by comparable companies.

●	The Compensation Committee retains discretion to reduce compensation based on corporate and individual performance and other factors.
●	Equity awards are subject to annual limitations on the number of shares that may be awarded during any year. The typical Company compensation structure has a threshold and maximum for cash bonuses.
●
The target levels under our annual cash bonus program are designed to be set at a level where achieving the target incentive compensation levels is not guaranteed and the achievement of such levels is rewarding to both the NEO and the shareholders.

●	NEO base salaries are consistent with the NEOs’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.
●	Our internal reporting system ensures a consistent and ongoing assessment of financial results used to determine payouts.
●
Our stock ownership policy sets out a minimum level of Company share ownership for our CEO so that he has personal wealth tied to the long-term success of Company and is therefore aligned with shareholders and imposes an equity retention requirement to facilitate attaining such levels of ownership.

●
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

●	Officers must obtain permission from the Office of the General Counsel before the purchase or sale of any shares, even during an open trading period.
Based on a combination of the above, we believe that (i) our NEOs and other employees are encouraged to manage the Company in a prudent manner because our compensation programs are aligned with our business strategy and risk profile, and (ii) our incentive programs are not designed to encourage our NEOs or other employees to take excessive risks or risks that are inconsistent with the Company’s and shareholders’ best interests. In addition, the Company has in place various controls and management processes that help mitigate the potential for incentive compensation plans to have a material adverse effect on the Company.
Impact of Accounting and Tax Treatment of Compensation
Section 162(m) of the Code generally sets a limit of $1 million on the amount of compensation that we may deduct for federal income tax purposes in any given year with respect to the compensation of each of our NEOs. For years beginning prior to January 1, 2018, the $1 million limitation did not apply to qualified performance-based compensation that satisfied certain requirements, including, among others, approval of the material terms of the plan by the Company’s shareholders. Effective for the years beginning on or after January 1, 2018, there is no exception for qualified performance-based compensation from the Section 162(m) limitation, although a transition rule applies in some circumstances for outstanding awards. We consider the impact of the deduction limit under Section 162(m) when developing and implementing our executive compensation programs. We intend to design our executive compensation arrangements to be consistent with the interests of our shareholders. We believe that it is important to preserve flexibility in administering compensation programs to promote various corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Internal Revenue Code. Some amounts paid under our compensation programs may not be deductible as the result of Section 162(m).

EXECUTIVE COMPENSATION
Compensation Tables
2020 Summary Compensation Table
The following table summarizes compensation paid to or accrued on behalf of the NEOs for the year ended June 30, 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Michael L. Baur	2020	875,000	—		2,248,093	—	169,444	149,914	3,442,451
Chairman, Chief Executive Officer	2019	875,000	—		2,190,566	—	367,500	107,930	3,540,996
and President	2018	875,000	—		1,226,125	563,624	1,497,563	293,856	4,456,168

Gerald Lyons	2020	367,500	—		299,793	—	33,211	41,362	741,866
Senior Executive Vice President,	2019	367,500	—		292,075	—	72,030	25,148	756,753
Chief Financial Officer	2018	338,462	—		163,479	75,147	279,545	36,609	893,242

Matthew S. Dean	2020	450,000	170,000	(5)	424,648	—	34,857	38,891	1,118,369
Senior Executive Vice President, Chief Legal and Strategy Officer (4)	2019	395,577	—		219,057	—	47,600	12,389	674,623

(1)
Amounts shown are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 11 to our audited financial statements for the fiscal year ended June 30, 2020, included in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2020.

(2)
Reflects the value of cash incentives earned pursuant to our annual incentive plan. For fiscal 2020, the cash incentives were awarded in August 2020. For fiscal 2019, the cash incentives under that program were awarded in August 2019. For fiscal 2018, the cash incentives under that program were awarded in August 2018. See the discussion in “
Compensation Discussion and Analysis
” herein.

(3)	See the All Other Compensation table below for additional information.
(4)	Mr. Dean joined the Company as Vice President and General Counsel in January 2018 and was designated an executive officer in November 2018.
(5)	Mr. Dean was awarded a bonus of $170,000 in August 2020 in recognition of Mr. Dean’s taking on additional duties.

2020 All Other Compensation Table
The following supplemental table summarizes all other compensation paid to our NEOs for the year ended June 30, 2020, which is included in the All Other Compensation column in the 2020 Summary Compensation Table above:

Name	Fiscal Year	Perquisites ($) (1)	Company Contributions to Nonqualified Deferred Compensation Plan ($)		Company Paid Disability Benefit ($) (2)	Company Contributions to Deferred Contribution Plans (401(k)) ($)	Company Paid Travel for Spouses ($)	Other ($) (3)	Total ($)
Michael L. Baur	2020	5,536	42,361	(4)	77,601	800	—	23,616	149,914
	2019	3,229	25,000	(4)	51,160	800	15,507	12,234	107,930
	2018	12,717	200,000	(4)	51,160	15,052	8,385	6,542	293,856

Gerald Lyons	2020	1,500	10,819		13,717	800	—	14,526	41,362
	2019	1,700	11,867		3,785	800	—	6,996	25,148
	2018	2,050	12,491		3,785	15,052	—	3,231	36,609

Matthew S. Dean	2020	1,000	11,250		10,152	800	—	15,689	38,891
	2019	—	6,750		2,703	800	576	1,560	12,389

(1)	Represents physical examination costs.
(2)	Includes supplemental long-term disability benefits.
(3)	Represents life insurance benefits.
(4)	The deferred compensation benefit is provided in connection with Mr. Baur’s employment agreement, which is discussed below under “ Employment Arrangements and Potential Payments upon Certain Events .”

2020 Grants of Plan Based Awards Table
The following table summarizes awards granted to each of the NEOs during the year ended June 30, 2020 under the 2013 Plan:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Awards ($)

Michael L. Baur	8/7/2019	328,125	1,312,500	2,625,000

	11/15/2019 (2)							31,915	1,125,004 (2)

	1/30/2020 (2)				25,532	31,915	35,107		1,123,089 (2)

Gerald Lyons	8/7/2019	64,613	257,250	514,500

	11/15/2019 (2)							4,256	150,024 (2)

	1/30/2020 (2)				3,405	4,256	4,682		149,769 (2)

Matthew S. Dean	8/7/2019	42,500	170,000	340,000

	11/15/2019 (2)							6,029	212,522 (2)

	1/30/2020 (2)				4,822	6,029	6,631		212,125 (2)

(1)	See “ Compensation Discussion and Analysis — Material Elements of our Compensation Programs — Annual Performance-Based and Service-Based Equity Awards ,” above.
(2)
These equity awards were part of an equity grant granted on November 15, 2019. The performance metrics for the performance-based portion of these awards were set on January 30, 2020. These performance- and service-based equity awards were computed in accordance with FASB ASC Topic 718. See “
Compensation Discussion and Analysis — Material Elements of our Compensation Program — Annual Performance-Based and Service-Based Equity Awards
,” above.

2020 Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes outstanding equity awards held by each of the NEOs as of June 30, 2020:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Michael L. Baur
	5/4/2011	133,000	—	36.17	5/4/2021
	8/21/2012	26,586	—	34.35	8/21/2022
	12/6/2013	115,356	—	42.82	12/6/2023
	12/5/2014	164,093	—	41.13	12/5/2024
	12/4/2015	125,000	—	38.19	12/4/2025
	12/2/2016	77,339	—	37.00	12/2/2026
	12/8/2017	35,562	17,517	34.35	12/8/2027
						12/8/2017	5,839	140,662	17,693 (2)	426,224
						12/3/2018	18,870	454,578	28,590 (3)	688,733
						11/15/2019	31,915	768,832	31,915 (4)	768,832

Gerald Lyons
	12/7/2012	4,006	—	29.80	12/7/2022
	12/8/2017	4,741	2,336	34.35	12/8/2027
						12/8/2017	779	18,776	2,359 (2)	56,828
						12/3/2018	2,516	60,610	3,812 (3)	91,831
						11/15/2019	4,256	102,527	4,256 (4)	102,527

Matthew S. Dean
	2/9/2018	6,700	3,300 (5)	32.25	2/9/2028
						12/3/2018	1,887	45,458	2,859 (3)	68,873
						11/15/2019	6,029	145,239	6,029 (4)	145,215

(1)	Stock options and restricted stock units vest ratably over three years beginning on the grant date, unless otherwise noted.

(2)	These restricted stock units are subject to continued service and performance requirements and will vest, if at all, on December 31, 2020 if certain performance criteria are met.

(3)	These restricted stock units are subject to continued service and performance requirements and will vest, if at all, on December 31, 2021 if certain performance criteria are met.

(4)	These restricted stock units are subject to continued service and performance requirements and will vest, if at all, on December 31, 2022 if certain performance criteria are met.

(5)	These options will vest on February 9, 2021.

2020 Option Exercises and Stock Vested Table
The following table summarizes the exercise of options and the vesting of stock awards by each of our NEOs during the fiscal year ended June 30, 2020:

Name	Option Awards		Restricted Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael L. Baur	—	—	22,504	829,272

Gerald Lyons	1,000	5,250	3,204	118,067

Matthew S. Dean	—	—	972	35,818
2020 Nonqualified Deferred Compensation Table
The following table contains information concerning benefits earned by each of the NEOs under nonqualified deferred compensation plans during the fiscal year ended June 30, 2020:

Name	Executive Contributions in Last Fiscal Year ($) (1)(2)	Registrant Contributions in Last Fiscal Year ($) (3)	Aggregate Earnings (Loss) in Last Fiscal Year ($) (4)	Aggregate Withdrawals/ Distributions ($) (4)	Aggregate Balance at Last Fiscal Year-End ($)
Michael L. Baur	84,722	42,361	179,455	(757,064)	11,333,086

Gerald Lyons	36,064	10,819	(47,988)	—	417,729

Matthew S. Dean	37,500	11,250	(3,785)	—	55,208

(1)
Amounts represent voluntary deferrals of salary, bonus or a combination of both salary and bonus under our Nonqualified Deferred Compensation Plan. Contributions of deferred salary are reported as fiscal year 2020 income in the “Salary” column of the 2020 Summary Compensation Table.

(2)	Amounts reflect voluntary deferrals under our Nonqualified Deferred Compensation Plan associated with plan awards for fiscal year 2020 but paid in fiscal year 2021.
(3)
Amounts represents our matching contributions under our Nonqualified Deferred Compensation Plan. These amounts are reported as fiscal year 2020 income in the “All Other Compensation” column of the 2020 Summary Compensation Table.

(4)	Reflects cash flows for the fiscal year ended June 30, 2020.
Our Nonqualified Deferred Compensation Plan permits our NEOs to elect to defer a portion of their base salary and incentive bonus, and to receive matching contributions from the Company on a portion of the deferred amounts. Mr. Baur may defer up to 50% of his base compensation and 100% of his bonus, and the Company will provide a matching contribution of 50% of the amount deferred up to a calendar year limit of $200,000 in matching contributions. Mr. Lyons may defer up to 50% of his base salary and 100% of his bonus, and the Company will provide a matching contribution of 30% on the first 15% of compensation deferred. Mr. Dean may defer up to 50% of his base salary and 100% of his bonus, and the Company will provide a matching contribution of 30% on the first 15% of compensation deferred.
Deferred amounts are credited to each participant’s account, which are invested in one or more investment alternatives chosen by each participant from a range of mutual fund offerings and other investments available under the plan. Each participant’s account is adjusted to reflect the investment performance of the selected investments. Benefits under the plan are payable in cash and generally will be paid in either a lump sum or in annual installments over a certain term upon retirement, death or other termination of employment, or upon a change in control of the Company, as elected in advance by the participant. A participant also may elect to receive some or all of the deferred amounts and related earnings pursuant to an in-service
distribution, subject to a minimum five-year deferral.
Employment Arrangements and Potential Payments Upon Certain Events
We have entered into an employment agreement with Mr. Baur that was effective July 1, 2017 and employment letters with Mr. Lyons and with Mr. Dean effective August 23, 2017 and January 11, 2018, respectively. Mr. Baur, Mr. Lyons and Mr. Dean also participate in the Severance Plan. Notwithstanding these employment arrangements, each of Mr. Baur, Mr. Lyons and Mr. Dean has the right to voluntarily terminate his employment at any time. The employment arrangements set forth the general terms and conditions of Mr. Baur’s, Mr. Lyons’ and Mr. Dean’s employment and provide for certain severance benefits upon the occurrence of certain events.
The material elements of compensation of each NEO as contained in their employment arrangements are described in the “
Compensation Discussion and Analysis
” section herein. The following sets forth in tabular format the incremental compensation that would be payable to such NEO in the event of his termination of employment under various scenarios, which we refer to as termination events. In accordance with SEC rules, the following discussion assumes:

●	That the termination event in question occurred on June 30, 2020, the last day of fiscal 2020; and
●	With respect to calculations based on our stock price, the reported closing price of our common stock on June 29, 2020, $24.09, was used.
The tables contained in this section do not include payments made to a NEO with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of our executive officers and that are available generally to all salaried employees, such as our 401(k) plan. The actual amounts that would be paid upon a termination event can only be determined at the time of such executive officer’s termination. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and our stock price at such time.
Mr. Baur
General
Pursuant to the terms of Mr. Baur’s employment agreement he received a base salary of $875,000 in fiscal 2020. Under his agreement, Mr. Baur is eligible to receive annual incentive cash and equity awards under our equity plans as described in the “
Compensation Discussion and Analysis
” section herein. Subject to the provisions of his employment agreement, Mr. Baur is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.
Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Baur is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	3,882,923	4,659,507	—	—	—	—
Pro Rata Variable Compensation (1)	169,444	169,444	169,444	169,444	169,444	169,444
Equity Acceleration (2)	—	1,364,072	1,364,072	1,364,072	1,364,072	—
Performance-Based Equity Acceleration (3)	—	1,883,790	1,883,790	1,883,790	1,883,790	—
Medical Coverage (4)	484,158	484,158	484,158	484,158	484,158	—
Disability (5)	—	—	—	—	437,500	—
TOTAL (6)	4,536,525	8,560,971	3,901,464	3,901,464	4,338,964	169,444

(1)
Mr. Baur’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Baur had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Baur’s fiscal 2020 annual variable compensation as of June 30, 2020.

(2)
Reflects (i) the difference between fair market value as of June 30, 2020 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2020, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)
The executive officer’s employment agreement provides that if his employment is terminated by reason of disability, he will continue to receive his salary during the period under which he continues to receive benefits under our short-term disability policy (assumed to be six months for purposes of this disclosure), less any benefits received under our short-term disability policy.

(6)
These amounts do not include the payout of Mr. Baur’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Mr. Lyons
General
Mr. Lyons serves as our Senior Executive Vice President and Chief Financial Officer. At June 30, 2020, Mr. Lyons received a base salary of $367,500. Mr. Lyons is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Lyons is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.
Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Lyons is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	729,124	972,165	—	—	—	—
Pro Rata Variable Compensation (1)	33,211	33,211	33,211	33,211	33,211	33,211
Equity Acceleration (2)	—	181,904	181,904	181,904	181,904	—
Performance-Based Equity Acceleration (3)	—	251,186	251,186	251,186	251,186	—
Medical Coverage (4)	37,253	37,253	37,253	37,253	37,253	—
Disability (5)	—	—	—	—	183,750	—
TOTAL (6)	799,588	1,475,719	503,554	503,554	687,304	33,211

(1)
Mr. Lyons’ employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Lyons had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Lyons fiscal 2020 annual variable compensation as of June 30, 2020.

(2)
Reflects (i) the difference between fair market value as of June 30, 2020 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2020, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)
The executive officer’s employment arrangement provides that if his employment is terminated by reason of disability, he will continue to receive his salary during the period under which he continues to receive benefits under our short-term disability policy (assumed to be six months for purposes of this disclosure), less any benefits received under our short-term disability policy.

(6)
These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Mr. Dean
General
Mr. Dean serves as our Senior Executive Vice President and Chief Legal and Strategy Officer. At June 30, 2020, Mr. Dean received a base salary of $425,000. Mr. Dean is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Dean is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.
Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Dean is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	823,526	1,098,034	—	—	—	—
Pro Rata Variable Compensation (1)	34,857	34,857	34,857	34,857	34,857	34,857
Equity Acceleration (2)	—	190,696	190,696	190,696	190,696	—
Performance-Based Equity Acceleration (3)	—	214,088	214,088	214,088	214,088	—
Medical Coverage (4)	38,726	38,726	38,726	38,726	38,726	—
Disability (5)	—	—	—	—	225,000	—
TOTAL (6)	897,109	1,576,401	478,367	478,367	703,367	34,857

(1)
Mr. Dean’s employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Dean had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Dean fiscal 2020 annual variable compensation as of June 30, 2020.

(2)
Reflects (i) the difference between fair market value as of June 30, 2020 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2020, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)
The executive officer’s employment arrangement provides that if his employment is terminated by reason of disability, he will continue to receive his salary during the period under which he continues to receive benefits under our short-term disability policy (assumed to be six months for purposes of this disclosure), less any benefits received under our short-term disability policy.

(6)
These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Pay Ratio Disclosure
Pursuant to Item 402(u) of Regulation
S-K
promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of the Company’s Chief Executive Officer and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended June 30, 2020:

●	the total compensation for our median employee was $45,914;
●	the annual total compensation of Mr. Baur was $3,442,451; and
●	based on the information above, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees is 75 to 1.
During fiscal year 2020 there were no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. Therefore, to calculate our fiscal 2020 pay ratio, we used the same median employee identified in fiscal 2019 and fiscal 2018.
The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:
Employee population
.    As of June 30, 2018, the date we selected to identify our median employee, our employee population consisted of approximately 2,611 individuals, with 1,106 employees representing 42% of our total employee population located outside the United States and 1,505 employees representing 58% of our total employee population located in the United States. Our employee population for purposes of determining the pay ratio described above was 2,376, after taking into consideration (i) the de minimis adjustment and (ii) the exclusion of certain recently acquired employees, each as permitted by the SEC rules. We excluded approximately 12 individuals who are located in Chile, 48 individuals who are located in Colombia and 9 individuals who are located in Peru under the de minimis exception. These
non-U.S.
employees accounted for 5% or less of our total employees. We also excluded 173 employees who joined the Company as a result of our acquisition of POS Portal in July 2017.
Identification of Median
.  To identify the median of the annual total compensation of all of our employees, we reviewed the total cash earnings of all employees for the twelve-month period ending on June 30, 2018 (the “reported compensation”). In making this calculation, we annualized the reported compensation of all of our employees who were hired during the period. While we did not make any cost of living adjustments to the reported compensation in identifying the median employee, we did convert the reported compensation of our non-United
States employees to United States dollars using the applicable conversion rate as of June 29, 2018. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the U.S.
COMPENSATION OF DIRECTORS
2020 Director Compensation Table
The following table provides information regarding the compensation paid to each of our non-employee
directors for the fiscal year ended June 30, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Peter C. Browning	170,000	130,425	300,425
Frank E. Emory, Jr. (2)	—	—	—
Michael J. Grainger	90,000	130,425	220,425
Dorothy F. Ramoneda (3)	56,666	155,100	211,766
John P. Reilly	90,000	130,425	220,425
Jeffrey R. Rodek (4)	14,167	88,478	102,645
Elizabeth O. Temple	90,000	130,425	220,425
Charles R. Whitchurch	110,000	130,425	240,425

(1)
Amounts shown are the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 11 to our audited financial statements for the fiscal year ended June 30, 2020, included in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2020. Each then-serving
non-employee
director received a restricted stock award on November 15, 2019 for 3,700 shares that vested in June 2020. Mr. Rodek received his restricted stock award on May 14, 2020 for 4,100 shares, which shares vest on November 14, 2020. Other than 4,100 shares held by Mr. Rodek, none of the directors had any stock awards outstanding at June 30, 2020.

(2)	Mr. Emory was appointed as a director of the Company effective October 5, 2020.
(3)	Ms. Ramoneda was appointed as a director of the Company effective November 6, 2019.
(4)	Mr. Rodek was appointed as a director of the Company effective May 6, 2020.
Cash Retainers for Fiscal 2020
Directors who are not our employees are paid an annual retainer of $85,000. An additional annual retainer of $70,000 is paid, as applicable, to a non-executive
Chairman or Lead Independent Director of the Board. An additional annual retainer of $25,000 is paid to the chair of the Audit Committee, and an additional annual retainer of $15,000 is paid to the chair of the Compensation Committee. Additional annual retainers of $5,000 were paid to the chairs of the Nominating, Governance and Risk Committees. Annual service for this purpose relates to the approximate
12-month
periods between annual meetings of our shareholders. All directors are reimbursed for expenses incurred in connection with the performance of their services as directors as well as the cost of any director education. As of January 1, 2019, directors may elect to receive any portion of their cash fees in shares. In connection with the expense reduction plan effective July 1, 2020, our directors have elected to forego their annual cash retainer fees through December 31, 2020.

Equity Retainers for Fiscal 2020
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
Stock Ownership and Retention Policy
Under the equity ownership policy, directors are expected to hold five times their annual Board cash retainer in Company securities. The policy also incorporates a retention requirement by requiring such persons to retain 50% of the net shares resulting from the vesting of certain awards until the required ownership under the policy is met. As of the end of the 2020 fiscal year, all directors were in compliance with this policy.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form
10-K
for the year ended June 30, 2020 with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2020 and in the Proxy Statement for the 2021 Annual Meeting of Shareholders.
Submitted by the Compensation Committee:

Peter C. Browning, Chair
Frank E. Emory, Jr.
Michael J. Grainger
Dorothy F. Ramoneda
John P. Reilly
Jeffrey R. Rodek
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
During the fiscal year ended June 30, 2020, Directors Browning, Grainger, Ramoneda, Reilly, Rodek and Whitchurch served on the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2020, or at any time prior thereto. During fiscal 2020, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation
S-K
under the Exchange Act, and no executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters
Equity Compensation Plan Information
The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2020:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
2013 Long-Term Incentive Plan	1,033,272 (1)	$22.46	1,536,626
2002 Long-Term Incentive Plan	221,395 (2)	$35.25	—
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL:	1,254,667	$24.72	1,536,626

(1)
ScanSource, Inc. 2013 Long-Term Incentive Plan (“2013 Plan”). At June 30, 2020, approximately 1,536,626 shares remain available for issuance under the 2013 Plan, which allows for grants of incentive stock options, non-qualified
stock options, stock appreciation rights, performance awards, restricted stock awards, restricted stock units, deferred stock units, dividend equivalent awards and other stock-based awards. Includes restricted stock outstanding, including restricted stock awards, restricted stock units, performance restricted stock awards and performance restricted stock units. Amount includes 438,370 restricted shares outstanding in the form of restricted stock units and performance units.

(2)
ScanSource, Inc. 2002 Long-Term Incentive Plan, as amended. At June 30, 2020, there were no restricted stock units or performance units outstanding under the ScanSource, Inc. 2002 Long-Term Incentive Plan.

(3)	The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of restricted stock, which have no exercise price.
Stock Ownership Information
Principal Shareholders and Beneficial Ownership
The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 12, 2020 by the following: (i) each of our NEOs; (ii) each of our directors and director nominees; (iii) all of our directors and executive officers as a group; and (iv) each person known to own beneficially more than 5% of our common stock. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The address for each of our directors and executive officers is 6 Logue Court, Greenville, South Carolina 29615.

Name	Number of Shares Beneficially Owned	Percentage (1)
BlackRock, Inc. (2)	4,804,768	18.94%
The Vanguard Group, Inc. (3)	2,712,184	10.69%
Dimensional Fund Advisors LP (4)	2,111,172	8.32%
FMR LLC (5)	1,731,545	6.82%
Pzena Investment Management, LLC (6)	1,464,078	5.77%
Victory Capital Management Inc. (7)	1,406,971	5.54%
Michael L. Baur (8)	729,694	2.80%
Peter C. Browning	19,300	*
Matthew S. Dean (9)	6,790	*
Frank E. Emory, Jr. (10)	—	—
Michael J. Grainger	30,200	*
Gerald Lyons (11)	26,134	*

Dorothy F. Ramoneda	4,400	*

John P. Reilly	22,324	*

Jeffrey R. Rodek	4,100	*

Elizabeth O. Temple	10,000	*

Charles R. Whitchurch	21,000	*
All directors and executive officers as a group (11 persons) (12)	873,942	3.36%
* Amount represents less than 1.0%.
(1)
Applicable percentage of ownership is based upon 25,373,757 shares of our common stock outstanding on October 12, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the shares and percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)
The information reported is based on a Schedule 13G/A filed with the SEC on February 4, 2020 reporting sole power of BlackRock, Inc. to vote or direct the vote of 4,584,999 shares and sole power to dispose or direct the disposition of 4,804,768 shares. The business address of BlackRock, Inc. is 55 East 52nd St., New York, NY 10055.

(3)
The information is reported based on a Schedule 13G/A filed with the SEC on February 12, 2020 reporting sole power of The Vanguard Group, Inc. (“Vanguard”) to vote or direct the vote of 24,856 shares; shared power of Vanguard to vote or direct the vote of 4,800 shares, sole power of Vanguard to dispose or direct the disposition of 2,685,259 shares; and shared power of Vanguard to dispose or direct the disposition of 26,925 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 22,125 shares. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 7,531 shares. The business address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

(4)
The information is reported based on a Schedule 13G/A filed with the SEC on February 12, 2020 reporting the beneficial ownership of Dimensional Fund Advisors LP (“Dimensional”) and the sole power to vote or direct the vote of 2,033,317 shares and sole power to dispose or direct the disposition of 2,111,172 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All securities reported in this schedule are owned by the funds advised by Dimensional. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(5)
The information reported is based on a Schedule 13G/A filed with the SEC on February 7, 2020 reporting sole power of FMR LLC, the parent holding company of subsidiary companies engaged in the securities business, to vote or direct the vote of 219,515 shares and sole power to dispose or direct the disposition of 1,731,545 shares. A subsidiary of FMR LLC has the sole power to vote or direct the voting of shares directly owned by the funds, and the voting of these shares is carried out under written guidelines established by the board of trustees of the funds advised by the subsidiary of FMR LLC. The business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(6)
The information reported is based on a Schedule 13G/A filed with the SEC on January 27, 2020 reporting sole power of Pzena Investment Management, LLC (“Pzena”) and the sole power to vote or direct the vote of 1,149,462 shares and sole power to dispose or direct the disposition of 1,464,078 shares. The business address of Pzena is 320 Park Avenue, 8th Floor, New York, NY 10022.

(7)
The information reported is based on a Schedule 13G/A filed with the SEC on January 31, 2020 reporting sole power of Victory Capital Management Inc. (“Victory”) and the sole power to vote or direct the vote of 1,386,996 shares and sole power to dispose or direct the disposition of 1,406,971 shares. The business address of Victory is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144.

(8)	Includes 676,936 shares issuable pursuant to exercisable options. Does not include 56,624 shares underlying unvested restricted stock units that will not vest by December 11, 2020.
(9)
Does not include 3,300 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by December 11, 2020. Does not include 4,924 shares underlying unvested restricted stock units that will not vest by December 11, 2020.

(10)	Mr. Emory was appointed as a director of the Company effective October 5, 2020.
(11)	Includes 8,747 shares issuable pursuant to exercisable options. Does not include 4,067 shares underlying unvested restricted stock units that will not vest by December 11, 2020.
(12)	Includes 685,683 shares issuable pursuant to exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related-Party Transactions
The Audit Committee reviews all related party transactions (as defined by Item 404 of Regulation
S-K)
in accordance with NASDAQ listing standards. In addition, the charter of the Audit Committee requires the Audit Committee to review a summary of any director’s or officer’s related-party transactions and potential conflicts of interest on a yearly basis. The charter also requires the Audit Committee to review our conflict of interest policy (which is part of our Code of Conduct) and compliance with that policy on an annual basis.
We are not aware of any related-party transaction since the beginning of fiscal 2020 required to be reported under our policy or applicable SEC rules for which our policies and procedures did not require review or for which such policies and procedures were not followed.
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
Item 14. Principal Accountant Fees and Services
Fees
As reflected in the table below, we incurred fees in fiscal 2020 and 2019 for services performed by Grant Thornton related to such periods.

	Year Ended June 30, 2020	Year Ended June 30, 2019
Audit Fees	$1,899,507	$2,125,646
Tax Fees	90,300	118,094

Total Fees	$1,989,807	$2,243,740
In the above table, in accordance with applicable SEC rules:
●
“Audit Fees” are fees for professional services for the audit of the consolidated financial statements included in our Form
10-K,
the audit of internal control over financial reporting, the review of financial statements included in our Form
10-Qs,
and services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and

●	“Tax Fees” are fees for professional services related to foreign tax compliance, tax advice and tax planning.

Audit Committee’s
Pre-Approval
Policies and Procedures
It is the policy of the Audit Committee to
pre-approve
all audit and permitted
non-audit
services proposed to be performed by our independent auditor. All audit and permitted non-audit
services performed in fiscal 2020 were
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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

Exhibit Index

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date

2.1	Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014

2.2	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015

2.3+	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016

3.1	Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005

3.2	Amended and Restated Bylaws		8-K	3.1	11/30/2018

4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994

4.2	Description of Securities		10-K	4.2	8/22/2019
	Executive Compensation Plans and Arrangements

10.1	Nonqualified Deferred Compensation Plan, as amended and restated		10-Q	10.1	2/3/2015

10.2	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009

10.3	2013 Long-Term Incentive Plan		S-8	99	12/5/2013

10.4	Employee Stock Purchase Plan		S-8	99	12/5/2013

10.5	Founder’s Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011

10.6	Executive Severance Plan		8-K	10.3	6/21/2017

10.7	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009

10.8	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011

10.9	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009

10.10	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011

10.11	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014

10.12	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014

10.13	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014

10.14	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014

10.15	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.33	8/28/2014

10.16	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan	10-K	10.34	8/28/2014

10.17	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.1	12/8/2017

10.18	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.2	12/8/2017

10.19	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.3	12/8/2017

10.20	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.4	12/8/2017

10.21	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur	8-K	10.1	6/21/2017

10.22	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014

10.23	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons	8-K	10.2	6/21/2017

10.24	Employment Letter, dated August 23, 2017, of Gerald Lyons	8-K	10.1	8/24/2017

10.25	Employment Letter, dated January 11, 2018 of Matthew S. Dean	10-K	10.27	8/22/2019

10.26	Board of Directors Compensation Program effective July 1, 2018	10-K	10.32	8/28/2018

10.27	First Amendment to Nonqualified Deferred Compensation Plan	8-K	10.1	11/30/2018

10.28	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019	8-K	10.2	11/30/2018

10.29	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019	8-K	10.3	11/30/2018

10.30	Form of Director Restricted Stock Award Certificate	8-K	10.4	11/30/2018

10.31	Form of Restricted Stock Unit Award Certificate	8-K	10.5	11/30/2018

10.32	Form of Restricted Stock Unit Award Certificate	8-K	10.1	1/30/2020
	Bank Agreements

10.33	Second Amended and Restated Credit Agreement	8-K	10.1	5/1/2019
	Other Agreements

10.34+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.	10-K	10.26	8/29/2007

10.35+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	10-K	10.54	8/29/2016

10.36+	Fourth Amendment to Industrial Lease Agreement	10-Q	10.1	5/9/2019

10.37++	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.	10-K	10.38	8/22/2019

10.38++	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.39	8/22/2019

10.39++	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019

10.40++	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019

10.41++	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019

10.42	Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019

10.43++	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019

10.44	Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019

10.45	Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019

10.46	Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019

10.47++	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019

10.48++	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019

10.49++	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019

10.50+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.).		10-Q/A	10.1	10/24/2014

10.51+	Amendment to PartnerEmpower Distribution Agreement with Zebra.		10-K	10.50	8/29/2016

10.52+	Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016

10.53+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.51	8/29/2017

10.54++	Addendum to Zebra Partnerconnect Distributor Agreement		10-Q	10.2	5/9/2019

10.55	Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020

21.1	Subsidiaries of the Company		10-K	21.1	8/31/2020

23.1	Consent of Grant Thornton LLP		10-K	23.1	8/31/2020

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1	Certification of the Chief Executive Officer		10-K	32.1	8/31/2020

32.2	Certification of the Chief Financial Officer		10-K	32.2	8/31/2020

101
The following materials from our Annual Report on Form
10-K
for the year ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, (ii) the Consolidated Income Statements for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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
October 28, 2020

SCANSOURCE, INC.

By:	/s/ Michael L. Baur
Michael L. Baur
Chairman, Chief Executive Officer and President