Form 10-Q
period 2020-09-30
SCANSOURCE, INC.
filed 2020-11-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2020
Common Stock, no par value per share	25,364,617 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2020

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the impact of the COVID-19 pandemic on the Company's operations and financial condition and the potential prolonged economic weakness brought on by COVID-19, the Company's ability to complete the Divestitures on acceptable terms or otherwise dispose of the operations, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy, and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$49,889	$29,485
Accounts receivable, less allowance of $21,981 at September 30, 2020 and $21,906 at June 30, 2020	509,779	443,185
Inventories	423,088	454,885
Prepaid expenses and other current assets	92,216	94,681
Current assets held for sale	176,903	181,231
Total current assets	1,251,875	1,203,467
Property and equipment, net	52,264	55,641
Goodwill	215,170	214,288
Identifiable intangible assets, net	117,492	121,547
Deferred income taxes	24,366	24,630
Other non-current assets	72,177	72,521
Total assets	$1,733,344	$1,692,094
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$544,856	$454,240
Accrued expenses and other current liabilities	84,537	76,686
Current portion of contingent consideration	46,850	46,334
Income taxes payable	1,820	5,886
Current portion of long-term debt	7,843	7,839
Current liabilities held for sale	152,259	128,022
Total current liabilities	838,165	719,007
Deferred income taxes	4,029	3,884
Long-term debt, net of current portion	140,956	143,175
Borrowings under revolving credit facility	—	67,714
Other long-term liabilities	78,967	80,068
Total liabilities	1,062,117	1,013,848
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,361,298 and 25,361,298 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	64,945	63,765
Retained earnings	735,457	747,276
Accumulated other comprehensive loss	(129,175)	(132,795)
Total shareholders’ equity	671,227	678,246
Total liabilities and shareholders’ equity	$1,733,344	$1,692,094

June 30, 2020 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2020	2019
Net sales	$757,342	$842,701
Cost of goods sold	676,563	744,176
Gross profit	80,779	98,525
Selling, general and administrative expenses	62,112	68,532
Depreciation expense	3,396	3,301
Intangible amortization expense	4,853	4,538
Restructuring and other charges	8,268	169
Change in fair value of contingent consideration	516	2,472
Operating income	1,634	19,513
Interest expense	1,913	3,317
Interest income	(481)	(807)
Other expense, net	364	374
(Loss) income before income taxes	(162)	16,629
(Benefit) Provision for income taxes	(47)	4,338
Net (loss) income from continuing operations	(115)	12,291
Net loss from discontinued operations	(11,704)	(761)
Net (loss) income	$(11,819)	$11,530
Per share data:

Net (loss) income from continuing operations per common share, basic	$(0.01)	$0.48
Net loss from discontinued operations per common share, basic	(0.46)	(0.03)
Net (loss) income per common share, basic	$(0.47)	$0.45
Weighted-average shares outstanding, basic	25,361	25,539

Net (loss) income from continuing operations per common share, diluted	$(0.01)	$0.48
Net loss from discontinued operations per common share, diluted	(0.46)	(0.03)
Net (loss) income per common share, diluted	$(0.47)	$0.45
Weighted-average shares outstanding, diluted	25,361	25,617

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2020	2019
Net (loss) income	$(11,819)	$11,530
Unrealized gain (loss) on hedged transaction, net of tax	109	(1,071)
Foreign currency translation adjustment	3,511	(14,369)
Comprehensive loss	$(8,199)	$(3,910)

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	25,361,298	$63,765	$747,276	$(132,795)	$678,246
Net loss	—	—	(11,819)	—	(11,819)
Unrealized gain on hedged transaction, net of tax	—	—	—	109	109
Foreign currency translation adjustment	—	—	—	3,511	3,511
Share-based compensation	—	1,180	—	—	1,180
Balance at September 30, 2020	25,361,298	$64,945	$735,457	$(129,175)	$671,227

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129
Net income	—	—	11,530	—	11,530
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,071)	(1,071)
Foreign currency translation adjustment	—	—	—	(14,369)	(14,369)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	786	(12)	—	—	(12)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	1,246	—	—	1,246
Balance at September 30, 2019	25,241,115	$60,089	$951,460	$(105,528)	$906,021

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,819)	$11,530
Net loss from discontinued operations	(11,704)	(761)
Net (loss) income from continuing operations	(115)	12,291
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	8,710	8,518
Amortization of debt issue costs	104	104
Provision for doubtful accounts	(8)	1,225
Share-based compensation	1,168	1,241
Deferred income taxes	139	56
Change in fair value of contingent consideration	516	2,472
Finance lease interest	37	22
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(68,726)	(48,844)
Inventories	31,155	(49,276)
Prepaid expenses and other assets	2,369	306
Other non-current assets	(274)	(7,516)
Accounts payable	92,419	94,587
Accrued expenses and other liabilities	7,827	10,063
Income taxes payable	(4,096)	2,381
Net cash provided by operating activities of continuing operations	71,225	27,630
Cash flows from investing activities of continuing operations:
Capital expenditures	(748)	(939)
Cash paid for business acquisitions, net of cash acquired	—	(49,080)
Net cash used in investing activities of continuing operations	(748)	(50,019)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	477,381	476,171
Repayments on revolving credit, net of expenses	(545,095)	(515,772)
Borrowings on long-term debt, net	(2,214)	(1,272)
Repayments of finance lease obligations	(327)	(391)
Taxes paid on settlement of equity awards	—	(12)
Repurchase of common stock	—	(6,077)
Net cash used in financing activities of continuing operations	(70,255)	(47,353)
Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	31,853	19,370
Net cash flows used in by investing activities of discontinued operations	(36)	(1)
Net cash flows (used in) provided by financing activities of discontinued operations	(9,488)	52,861
Net cash flows provided by discontinued operations	22,329	72,230
Effect of exchange rate changes on cash and cash equivalents	(1,439)	(429)
Increase in cash and cash equivalents	21,112	2,059
Cash and cash equivalents at beginning of period	34,455	23,818

Cash and cash equivalents at end of period	55,567	25,877
Cash and cash equivalents of discontinued operations	5,678	1,526
Cash and cash equivalents of continuing operations	$49,889	$24,351

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, and telecom and cloud services to market. The Company operates in the United States, Canada, Brazil, additional Latin American countries, the UK and Europe. However, the Company is in the process of divesting its products distribution business in the UK, Europe and Latin America, outside of Brazil. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

COVID-19

In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The Company moved quickly to transition our employees, where possible, to a fully remote working environment. The Company took steps to deploy teams to monitor the rapidly evolving situation and recommend risk mitigation actions; implement travel restrictions; and have employees follow physical distancing practices. The Company is following guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering its facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitation routines. All of the Company's distribution facilities have remained open and operational. Most of the Company's office-based employees around the world are working remotely.

The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on businesses around the world, including the Company, and on global, regional and national economies. The Company is unable to predict the ultimate impact that COVID-19 will have on its business due to the inability to predict the duration or magnitude of the virus' impacts. However, the Company has experienced decreased revenue and increased employee-related healthcare and prevention costs. While the Company has made adjustments, including implementing an annualized expense reduction plan for fiscal year 2021, it will continue to monitor and make adjustments to the operating practices that it believes to be in the best interests of its employees, customers, suppliers, and shareholders. For further discussion on the potential future impacts of COVID-19, see the Risk Factors presented in Part I, Item 1A in the Company's form 10-K for fiscal year 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2020 and June 30, 2020, the results of operations for the quarters ended September 30, 2020 and 2019, the statements of comprehensive (loss) income for the quarters ended September 30, 2020 and 2019, the statements of shareholders' equity for the quarters ended September 30, 2020 and 2019 and the statements of cash flows for the three months ended September 30, 2020 and 2019. The results of operations for the quarters ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The Company has reclassified certain prior year amounts for the results of discontinued operations to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the three months ended September 30, 2020 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

See Note 2 - Trade Accounts and Notes Receivable for a discussion of the current expected credit loss policy established upon adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (ASC Topic 326) in fiscal year 2021.

Restructuring Costs

The Company groups exit or disposal cost obligations into two categories: employee severance and benefit costs and other. Employee separation costs are recognized upon communication of the restructuring plan to the identified employees. Other associated restructuring costs are expensed as incurred. See Note 14 - Restructuring for further disclosures.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $2.2 million and $15.4 million are included in accounts payable on the condensed consolidated balance at September 30, 2020 and June 30, 2020, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.4 million and $3.3 million for the quarters ended September 30, 2020 and 2019, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.5 million and $0.7 million for the quarters ended September 30, 2020 and 2019, respectively. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.9 million and $4.5 million for the quarters ended September 30, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard effective July 1, 2020 and it did not have a material impact on its consolidated financial statements. See Note 2 - Trade Accounts and Notes Receivable for disclosures related to the adoption of ASU 2016-13.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning July 1, 2020. The Company adopted this standard effective July 1, 2020 and it had no impact on its consolidated financial statements.

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

(2) Trade Accounts and Notes Receivable, Net

The Company maintains an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers’ failure to make payments on accounts receivable due to the Company. The Company has notes receivable with certain customers, which are included in “Accounts receivable, less allowance” in the Condensed Consolidated Balance Sheets.

Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, (4) the current economic and country-specific environment and (5) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables over the contractual life are recorded at inception.

The changes in the allowance for doubtful accounts for the three months ended September 30, 2020 are set forth in the table below.

	June 30, 2020	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2020
	(in thousands)
Trade accounts and current notes receivable allowance	$21,906	$(8)	$(288)	$371	$21,981
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for three months ended September 30, 2020.

(3) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility and barcode, POS, payments, physical security, unified communications and collaboration, and telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

Principal versus Agent Considerations

The Company is the principal for sales of all hardware, certain software and certain services, including self-branded warranty programs. The Company considers itself the principal in these transactions as it has control of the product or service before it is transferred to the customer. When the Company provides self-branded warranty programs, it engages a third party, generally the original equipment manufacturer, to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract on a straight-line basis. The Company recognizes the previously described revenue and cost of goods sold on a gross basis.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$523,577	$218,508	$742,085
Master agency(a)	—	15,257	15,257
	$523,577	$233,765	$757,342

(a) Includes Intelisys Communications, Inc and Intelisys Global Ltd..

	Quarter ended September 30, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$581,187	$247,805	$828,992
Master agency(a)	—	13,709	13,709
	$581,187	$261,514	$842,701

(a) Includes Intelisys Communications, Inc and Intelisys Global Ltd..

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2020	2019
	(in thousands, except per share data)
Numerator:
Net (loss) income from continuing operations	$(115)	$12,291
Net loss from discontinued operations	(11,704)	(761)
Net (loss) income	$(11,819)	$11,530
Denominator:
Weighted-average shares, basic	25,361	25,539
Dilutive effect of share-based payments	—	78
Weighted-average shares, diluted(1)	25,361	25,617

Net (loss) income from continuing operations per common share, basic	$(0.01)	$0.48
Net loss from discontinued operations per common share, basic	(0.46)	(0.03)
Net (loss) income per common share, basic	$(0.47)	$0.45

Net (loss) income from continuing operations per common share, diluted	$(0.01)	$0.48
Net loss from discontinued operations per common share, diluted	(0.46)	(0.03)
Net (loss) income per common share, diluted	$(0.47)	$0.45

(1) The Company calculated weighted average shares of common stock in accordance with ASC 260, Earnings per Share. The Company's diluted weighted average shares for the quarter ended September 30, 2020 are the same as basic weighted average shares due to net loss from continuing operations.

For the quarters ended September 30, 2020 and 2019, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,063,840 and 916,875, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	September 30, 2020	June 30, 2020
	(in thousands)
Foreign currency translation adjustment	$(122,463)	$(125,974)
Unrealized loss on hedged transaction, net of tax	(6,712)	(6,821)
Accumulated other comprehensive loss	$(129,175)	$(132,795)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Quarter ended September 30,
	2020	2019
	(in thousands)
Tax benefit	$184	$290

(6) Acquisitions
intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, and developed technology. Goodwill recognized on this acquisition is not deductible for tax purposes. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0.3 million for the quarter ended September 30, 2019, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

(7) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2020, by reporting segment, are set forth in the table below.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2020	$16,370	$197,918	$214,288
Foreign currency translation adjustment	—	882	882
Balance at September 30, 2020	$16,370	$198,800	$215,170

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2020.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2020	$121,547
Amortization expense	(4,853)
Foreign currency translation adjustment	798
Balance at September 30, 2020	$117,492

(8) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt for continuing and discontinued operations at September 30, 2020 and June 30, 2020.

	September 30, 2020	June 30, 2020
	(in thousands)
Short-term borrowings(a)	$—	$3,524
Current portion of long-term debt	7,843	7,839
Mississippi revenue bond, net of current portion	4,081	4,425
Senior secured term loan facility, net of current portion	136,875	138,750
Borrowings under revolving credit facility(b)	19,932	92,418
Total debt	$168,731	$246,956
(a) Short-term borrowings are classified as held for sale in the Consolidated Balance sheets for the Company's discontinued operations at June 30, 2020.
(b) Borrowings under the revolving credit facility classified as held for sale in the Consolidated Balance Sheets for the Company's discontinued operations totaled $19.9 million and $24.7 million at September 30, 2020 and June 30, 2020, respectively.

Short-term Borrowings

The Company has a bank overdraft facility with Bank of America used by its European subsidiaries recognized as short-term borrowings. The facility allows the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. There were no borrowings outstanding under the overdraft facility at September 30, 2020. At June 30, 2020 there was $3.5 million outstanding under the overdraft facility classified as held for sale in the Consolidated Balance Sheets. The borrowings were denominated in euros, which bore a negative LIBOR rate at June 30, 2020, as such the interest applicable to the Company was 1.0%.

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

The spread in effect as of September 30, 2020 was 1.75% for LIBOR-based loans and 0.75% for alternate base rate loans. The commitment fee rate in effect at September 30, 2020 was 0.30%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at September 30, 2020.

Including borrowings for both continuing and discontinued operations, the average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2020 and 2019 was $91.2 million and $250.8 million, respectively. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $330.1 million and $257.6 million available for additional borrowings as of September 30, 2020 and June 30, 2020, respectively. At September 30, 2020, based upon the Leverage Ratio calculation, there was $179.9 million available for additional borrowings. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million at September 30, 2020 and June 30, 2020.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2020, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2020 and June 30, 2020 were 1.01% and 1.03%, respectively.
Debt Issuance Costs

At September 30, 2020, net debt issuance costs associated with the credit facility and bond totaled $1.5 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $27.2 million and $16.6 million for the exchange of foreign currencies at September 30, 2020 and June 30, 2020, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2020 and 2019 are as follows:

	Quarter ended
	September 30,
	2020	2019
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$95	$(1,153)
Net foreign currency transactional and re-measurement losses	343	1,399
Net foreign currency exchange losses	$438	$246

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2020 and 2019.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the quarters ended September 30, 2020 and 2019, are as follows:

	Quarter ended
	September 30,
	2020	2019
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$560	$27
Unrealized loss in fair value of interest rate swap	(402)	(1,440)
Net increase (decrease) in accumulated other comprehensive (loss) income	$158	$(1,413)
Income tax effect	49	(342)
Net increase (decrease) in accumulated other comprehensive (loss) income, net of tax	$109	$(1,071)

The Company used the following derivative instruments at September 30, 2020 and June 30, 2020, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2020		June 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$41	$—	$26
Interest rate swap agreement	Other long-term liabilities	$9,232	$—	$9,433	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,687	$28,687	$—	$—
Total assets at fair value	$28,687	$28,687	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,687	$28,687	$—	$—
Forward foreign currency exchange contracts	41	—	41	—
Interest rate swap agreement	9,232	—	9,232	—
Liability for contingent consideration	46,850	—	—	46,850
Total liabilities at fair value	$84,810	$28,687	$9,273	$46,850

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2020:

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
The Company recorded a contingent consideration liability at the acquisition date of Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Condensed Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive (loss) income through the changes in foreign currency translation adjustments line item as seen in Note 5 - Accumulated Other Comprehensive Loss.

Intelisys is part of the Company's Worldwide Communications & Services segment. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2020. The final earnout payment due to former owners of Intelisys was paid in October 2020.

Quarter ended September 30, 2020
Worldwide Communications & Services Segment
(in thousands)
Fair value at beginning of period	$46,334
Change in fair value of contingent consideration	516
Fair value at end of period	$46,850

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Intelisys earnout for the quarter ended September 30, 2019.

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
•the probability of achieving these results; and
•a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the United States markets.

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liability related to Intelisys at June 30, 2020 were as follows. The measurement period for the Intelisys earnout ended on June 30, 2020.

Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates(a)
June 30, 2020	Discounted cash flow	Weighted average cost of capital	3.0%
(a) Weighted average rates identified for each significant unobservable input relate to the valuation of the Intelisys contingent consideration. Since the earnout period for Intelisys closed on June 30, 2020, the weighted average cost of capital represents the cost of debt. There is no EBITDA growth or weighted average cost of capital to report in the current period.

Intelisys

The fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2020 was $46.9 million, all of which is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $0.5 million for the quarter ended September 30, 2020. The change in fair value for the quarter is due to the recurring amortization of the unrecognized fair value discount. The liability recognized at September 30, 2020 is undiscounted and expected to be paid in full during the quarter ended December 31, 2020.

The fair value of the liability for the contingent consideration related to Intelisys recognized at September 30, 2019 was $80.4 million, of which $38.5 million was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $2.5 million for the quarter ended September 30, 2019. The change in fair value for the prior-year quarter is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results.

(11) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on product, customer and service type.

Worldwide Barcode, Networking & Security Segment

The Worldwide Barcode, Networking & Security segment includes a portfolio of solutions primarily for enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. The Company has business operations within this segment in the United States, Canada and Brazil. The Company sees adjacencies among these technologies in helping its customers develop solutions. Data capture and POS solutions interface with computer systems used to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance, intrusion-related and wireless and networking infrastructure products.

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services and includes the Company's recent acquisition of intY. The Company has business operations within this segment in the United States, Canada, Brazil and the UK. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2020	2019
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$523,577	$581,187
Worldwide Communications & Services	233,765	261,514
	$757,342	$842,701
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$4,189	$4,202
Worldwide Communications & Services	3,727	3,308
Corporate	795	1,008
	$8,711	$8,518
Change in fair value of contingent consideration:
Worldwide Communications & Services	516	2,472
	$516	$2,472
Operating income (loss):
Worldwide Barcode, Networking & Security	$2,147	$11,071
Worldwide Communications & Services	8,253	9,199
Corporate(1)	(8,766)	(757)
	$1,634	$19,513
Capital expenditures:
Worldwide Barcode, Networking & Security	$339	$526
Worldwide Communications & Services	409	413
	$748	$939
Sales by Geography Category:
United States and Canada	$691,080	$777,969
International(2)	73,739	74,193
Less intercompany sales	(7,477)	(9,461)
	$757,342	$842,701

(1) Includes restructuring costs of $8.3 million for the quarter ended September 30, 2020.
(2) For the quarters ended September 30, 2020 and 2019, no sales exceeded 10% of consolidated net sales to any single international country.

	September 30, 2020	June 30, 2020
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$749,378	$766,746
Worldwide Communications & Services	750,832	685,053
Corporate	56,231	59,064
Assets held for sale	176,903	181,231
	$1,733,344	$1,692,094
Property and equipment, net by Geography Category:
United States and Canada	$49,702	$53,083
International	2,562	2,558
	$52,264	$55,641

(12) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at September 30, 2020 and June 30, 2020.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at September 30, 2020:

Operating leases	Balance Sheet location	September 30, 2020	June 30, 2020
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$22,440	$23,581
Current operating lease liabilities	Accrued expenses and other current liabilities	4,395	4,476
Long-term operating lease liabilities	Other long-term liabilities	19,711	20,760

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended September 30, 2020 and 2019. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2020	2019
	(in thousands)
Operating lease cost	$1,356	$1,602
Variable lease cost	310	249
	$1,666	$1,851

Supplemental cash flow information related to the Company's operating leases for the three months ended September 30, 2020 and 2019 are presented in the table below:

	Three months ended
	September 30,
	2020	2019
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,394	$1,406
Right-of-use assets obtained in exchange for lease obligations	—	1,533

The weighted-average remaining lease term and discount rate at September 30, 2020 are presented in the table below:

September 30, 2020
Weighted-average remaining lease term	5.80 years
Weighted-average discount rate	4.1%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2020:

Operating leases
(in thousands)
Remainder of 2021	$4,035
2022	4,984
2023	4,654
2024	4,158
2025	3,256
Thereafter	5,990
Total future payments	27,077
Less: amounts representing interest	2,971
Present value of lease payments	$24,106
(13) Commitments and Contingencies

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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $4.6 million and $4.8 million, at September 30, 2020 and June 30, 2020, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$14
Other non-current assets	$3,546	$3,652
Liabilities
Accrued expenses and other current liabilities	$14	$14
Other long-term liabilities	$3,546	$3,652

The reduction in pre-acquisition contingencies and corresponding indemnification receivables is due to a slight reduction in the foreign exchange rate of the Brazilian real against the US dollar.

(14) Restructuring

In July 2020, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. These actions are designed to better align the cost structure for the wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. The Company also initiated the closure of its Canpango business, its salesforce implementation and consulting business. There has been limited adoption by the Company's partner community of the services Canpango offers. These actions include entering into severance and termination agreements with employees, legal fees to execute the reduction in force and costs associated with lease terminations.

The following table presents the restructuring and severance costs incurred for the quarter ended September 30, 2020:

Total
(in thousands)
Severance and benefit costs	$8,111
Other	157
Total restructuring and other charges	$8,268

For the quarter ended September 30, 2020, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Worldwide Communications & Services or Worldwide Barcode, Networking & Security segment. The Company incurred restructuring charges in the prior year that were immaterial to the condensed consolidated financial statements and unrelated to the program described above.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the quarter ended September 30, 2020:

Accrued Expenses
(in thousands)
Balance at July 1, 2020	$—
Charged to expense	8,268
Cash payments	(1,436)
Balance at September 30, 2020	$6,832

The remaining balance as of September 30, 2020 of $6.8 million, primarily related to Corporate, is expected to be paid through the first quarter of fiscal year 2022.

(15) Income Taxes

Income taxes for the quarters ended September 30, 2020 and 2019 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items recognized during the quarter ended September 30, 2020 and 2019.

The Company’s effective tax rate of 29.0% and 26.1% for the quarters ended September 30, 2020 and 2019, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary and will continue to distribute the earnings of its Canadian subsidiary. Earnings from Brazil will continue to be considered retained indefinitely for reinvestment and all other foreign geographies are immaterial. It has been the practice of the Company to reinvest those earnings in the businesses outside the United States. For Latin America and Europe, where the Company has discontinued operations, as these entities sell, the Company intends to repatriate the earnings to the United States.

The Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019 and an accounting policy election was made to treat the tax as a current period expense.

The Company had approximately $1.2 million of total gross unrecognized tax benefits at September 30, 2020 and June 30, 2020. Of this total at September 30, 2020, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2020 and June 30, 2020, the Company had approximately $1.1 million accrued for interest and penalties.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2015.

(16) Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations as these businesses have been performing below management's expectations. The Company will continue to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize the value-added model for product distribution, leading the Company to focus and invest in its higher-growth, higher margin businesses. Results from the Divestitures were included within each reportable segment; Worldwide Barcode, Networking & Security segment and Worldwide Communications & Services segment.

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on held for sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds expected to be realized at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the quarter ended September 30, 2020, the Company recorded an additional pre-tax loss on held for sale classification of $10.7 million. This additional loss was attributable primarily to a reduction in the net proceeds expected to be realized at closing for the Divestitures.

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company is actively working on sales opportunities for businesses in Europe and the UK.

Major components of net loss from discontinued operations for the quarters ended September 30, 2020 and 2019 were as follows:

	Quarter ended September 30,
	2020	2019
	(in thousands)
Net sales	$145,049	$155,716
Cost of goods sold	134,534	142,142
Gross profit	10,515	13,574
Selling, general and administrative expenses	10,913	13,810
Depreciation expense	201	248
Intangible amortization expense	—	424
Operating loss	(599)	(908)
Interest expense, net	125	483
Loss on held for sale classification	10,686	—
Other expense, net	291	(343)
Loss from discontinued operations before taxes	(11,701)	(1,048)
Income tax expense	3	(287)
Net loss from discontinued operations	$(11,704)	$(761)

The major classes of assets and liabilities classified as held-for-sale in the accompanying consolidated balance sheets, were as follows as of September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,678	$4,970
Accounts receivable, net	130,553	117,200
Inventories, net	95,560	106,779
Prepaid expenses and other current assets	27,465	23,808
Total current assets	259,256	252,757
Property and equipment, net	1,724	1,833
Deferred income taxes	9,633	9,349
Other non-current assets	5,899	6,215
Total assets, before valuation allowance	276,512	270,154
Less: valuation allowance	(99,609)	(88,923)
Total assets, net of valuation allowance (1)	$176,903	$181,231
Liabilities
Current liabilities:
Accounts payable	$84,657	$56,098
Accrued expenses and other current liabilities	15,834	14,815
Other taxes payable	23,136	20,378
Short-term borrowings	—	3,524
Income tax payable	1,338	1,085
Total current liabilities	124,965	95,900
Borrowings under revolving credit facility	19,932	24,704
Other long-term liabilities	7,362	7,418
Total liabilities(1)	$152,259	$128,022
(1) Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company's consolidated balance sheet as of September 30, 2020 and June 30, 2020, as the discontinued operations are expected to be disposed of by June 30, 2021.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,
	2020	2019
	(in thousands)
Loss on held for sale classification	$10,686	$—
Depreciation and amortization	201	672
Capital expenditures	(36)	(1)

(17) Subsequent Events

The Company finalized the sale of its Divestitures in Latin America, outside of Brazil, on October 30, 2020. See Note 16 - Discontinued Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is at the center of the technological solution delivery channel, connecting businesses and institutions and providing solutions for their complex needs. We provide technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 30,000 sales partners located in the United States, Canada, Brazil, the UK and Europe and provide solutions and services from over 500 technology suppliers. Unless otherwise indicated, the amounts and analysis provided within Management's Discussion and Analysis of Financial Condition and Results of Operations pertain to our continuing operations only.

We operate our business under a management structure that enhances our technology market focus and growth strategy. We segment our business into two technology-focused areas that each operate in the United States, Canada, Brazil and the UK:

•Worldwide Barcode, Networking & Security
•Worldwide Communications & Services

We sell hardware, software, services and connectivity through channel partners to end-customers. For our hardware distribution, we sell products (i) to the United States and Canada from our facilities located in Mississippi, California and Kentucky and (ii) to Brazil primarily from facilities located in the Brazilian states of Parana, Espirito Santo and Santa Catarina. We also have drop shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities. We provide some of our digital products, which include Software as a Service (“SaaS”) and subscriptions, through our CASCADE platform.

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Cisco, Comcast Business, Datalogic, Dell, Dialogic, Elo, Epson, Extreme, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, Lumen, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

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

We have activated our contingency plans. We have deployed teams to monitor the rapidly evolving situation and recommend risk mitigation actions; we have implemented travel restrictions; and we are following physical distancing guidelines. We are following global guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitation routines. All of our distribution facilities have remained open and operational. Most of our office-based employees around the world are working remotely. Our employees have remained productive across all areas of our business, even while working remotely, and are committed to providing the high level of customer service our partners have grown to expect from us in order to achieve positive results.

We continue to see significant impact from the COVID-19 pandemic. During the first quarter of our fiscal year, GAAP net sales declined 10.1% year-over-year and non-GAAP net sales, which exclude the negative impact of fluctuations in foreign currency translation, declined 7.1% year-over-year.

In July 2020, we announced actions to address the business impacts of the COVID-19 pandemic and prepare for the next phase of growth. These actions included a $30 million annualized expense reduction plan. During the quarter ended September 30, 2020, we recognized approximately $8.3 million for Restructuring and Other Charges, largely for severance and employee benefits for employees who left the Company as part of this plan. These actions are designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. As part of the plan, we are continuing to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the COVID-19 pandemic.

Closure of the Canpango Professional Services Business

In July 2020, we initiated actions to close Canpango, our salesforce implementation and consulting business. In August 2018, we acquired Canpango to help partners build out their customer relationship management capabilities as part of a CCaaS solution. There has been limited adoption by our partner community. We are in the process of completing existing contracts and expect operations to cease by December 31, 2020.

Divestitures

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30 2020. The Company is actively working on sales opportunities for businesses in Europe and the UK.

Our Strategy

We rely on a channel sales model offering hardware, software, services and connectivity from leading technology suppliers to sales partners that solve end customers' challenges. With our CASCADE platform, we also offer customers SaaS and subscription services from leading technology suppliers. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services. We also offer the flexibility of on-premise, cloud and hybrid solutions.

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

Results of Operations from Continuing Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for our continuing operations for the quarters ended September 30, 2020 and 2019:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2020	2019	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$523,577	$581,187	$(57,610)	(9.9)%	(8.6)%
Worldwide Communications & Services	233,765	261,514	(27,749)	(10.6)%	(3.9)%
Total net sales	$757,342	$842,701	$(85,359)	(10.1)%	(7.1)%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding Divestitures and acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to customers in North America and Brazil. For the quarter ended September 30, 2020, net sales for the Barcode, Networking & Security segment decreased $57.6 million, or 9.9%, compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales decreased $49.9 million, or 8.6%, for the quarter ended September 30, 2020 compared to the prior-year quarter. The decrease in net sales and adjusted net sales is primarily due to lower sales volume across North America largely due to the negative impacts of the pandemic, partially offset by growth in Brazil.

Worldwide Communications & Services
The Worldwide Communications & Services segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter ended September 30, 2020, net sales decreased $27.7 million or 10.6%. Excluding the foreign exchange negative impact of $17.4 million, adjusted net sales decreased $10.3 million, or 3.9%, compared to the prior-year quarter. The decrease in adjusted net sales is primarily due to lower sales volumes in the communications business in North America largely due to the negative impacts of the pandemic. This impact was partially offset by sales growth in local currency in Brazil and increases in net sales for our master agency business, Intelisys.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2020	2019	$ Change	% Change
	(in thousands)
United States and Canada	$683,603	$768,508	$(84,905)	(11.0)%	(11.0)%
International	73,739	74,193	(454)	(0.6)%	33.3%
Total net sales	$757,342	$842,701	$(85,359)	(10.1)%	(7.1)%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following tables summarize our gross profit for our continuing operations for the quarters ended September 30, 2020 and 2019:

	Quarter ended September 30,				% of Net Sales September 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$41,085	$50,289	$(9,204)	(18.3)%	7.8%	8.7%
Worldwide Communications & Services	39,694	48,236	(8,542)	(17.7)%	17.0%	18.4%
Gross profit	$80,779	$98,525	$(17,746)	(18.0)%	10.7%	11.7%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Worldwide Barcode, Networking & Security segment decreased for the quarter ended September 30, 2020 compared to the prior-year quarter primarily from lower sales volumes and lower vendor program recognition than in the prior-year quarter.

Worldwide Communications & Services

Gross profit dollars and gross profit margin decreased for the Worldwide Communications & Services segment for the quarter ended September 30, 2020 primarily from lower sales volumes and and lower vendor program recognition compared to the prior-year quarter, partially offset by the results contributed by our Intelisys recurring revenue business.

Operating Expenses

The following tables summarize our operating expenses for our continuing operations for the quarters ended September 30, 2020 and 2019:

	Quarter ended September 30,				% of Net Sales September 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Selling, general and administrative expenses	$62,112	$68,532	$(6,420)	(9.4)%	8.2%	8.1%
Depreciation expense	3,396	3,301	95	2.9%	0.4%	0.4%
Intangible amortization expense	4,853	4,538	315	6.9%	0.6%	0.5%
Restructuring and other charges	8,268	169	8,099	4,792.3%	1.1%	0.0%
Change in fair value of contingent consideration	516	2,472	(1,956)	(79.1)%	0.1%	0.3%
Operating expenses	$79,145	$79,012	$133	0.2%	10.5%	9.4%
*nm - percentages are not meaningful

Selling, general and administrative expenses ("SG&A") decreased $6.4 million for the quarter ended September 30, 2020 compared to the prior-year quarter largely due to lower employee costs. The reduction in SG&A also reflects a partial quarter impact for the Company's expense reduction plan, which was implemented at the end of July 2020.

Depreciation expense remained fairly consistent for the quarter ended September 30, 2020 compared to the prior-year quarter.

Amortization expense increased $0.3 million for the quarter ended September 30, 2020 compared to the prior-year quarter largely due to intangible amortization expense for assets acquired in the intY acquisition.

Restructuring and other charges incurred for the quarter of $8.3 million for the quarter ended September 30, 2020 primarily relate to employee severance and benefit costs in connection with our expense reduction plan announced in July 2020.

We recorded expense from change in fair value of contingent consideration of $0.5 million for the quarter ended September 30, 2020, all of which relates to Intelisys. The expense from the change in fair value for the quarter is due to the recurring amortization of the unrecognized fair value discount for the final Intelisys earnout payment, which was paid in October 2020.

Operating Income

The following tables summarize our operating income for our continuing operations for the quarters ended September 30, 2020 and 2019:

	Quarter ended September 30,				% of Net Sales September 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$2,147	$11,071	$(8,924)	(80.6)%	0.4%	1.9%
Worldwide Communications & Services	8,253	9,199	(946)	(10.3)%	3.5%	3.5%
Corporate	(8,766)	(757)	(8,009)	nm*	nm*	nm*
Operating income	$1,634	$19,513	$(17,879)	(91.6)%	0.2%	2.3%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income decreased $8.9 million and operating margin decreased to 0.4% for the quarter ended September 30, 2020 compared to the prior-year quarter. The decreases are primarily due to lower gross profits.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income decreased for the quarter ended September 30, 2020 while operating margins remained flat. Lower operating income is primarily from lower gross profits, partially offset by lower SG&A expense and lower change in fair value of contingent consideration.

Corporate

Corporate incurred $8.8 million in restructuring and divestiture expenses for the quarter ended September 30, 2020, compared to $0.8 million in acquisition expenses for the quarter ended September 30, 2019.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for our continuing operations for the quarters ended September 30, 2020 and 2019:

	Quarter ended September 30,				% of Net Sales September 30,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$1,913	$3,317	$(1,404)	(42.3)%	0.3%	0.4%
Interest income	(481)	(807)	326	40.4%	(0.1)%	(0.1)%
Net foreign exchange (gains) losses	438	246	192	78.0%	0.1%	0.0%
Other, net	(75)	128	(203)	158.6%	(0.0)%	0.0%
Total other (income) expense, net	$1,795	$2,884	$(1,089)	(37.8)%	0.2%	0.3%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter ended September 30, 2020 compared to the prior-year quarter principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the quarter ended September 30, 2020 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income decreased for the quarter ended September 30, 2020 compared to the prior-year principally from interest earned on customer receivables in North America.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are primarily generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the British pound versus the euro, and the Canadian dollar versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange losses.

Provision for Income Taxes

For the quarter ended September 30, 2020, income tax expense was less than $0.1 million, reflecting an effective tax rate of 29.0%. In comparison, income tax expense totaled $4.3 million, reflecting an effective tax rate of 26.1% for the quarter ended September 30, 2019. The increase in the effective tax rate is primarily due to the impact of lowered forecasted earnings and changes in the geographical mix of income as compared to the prior-year. We expect the effective tax rate, excluding discrete items, for fiscal year 2021 to be approximately 28.5% to 29.5%. See Note 15 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended September 30, 2020 and 2019, respectively:

	Quarter ended September 30,
	2020	2019
Return on invested capital ratio, annualized(a)	8.4%	9.6%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2020	2019
	(in thousands)
Reconciliation of net income to EBITDA:
Net (loss) income from continuing operations (GAAP)	$(115)	$12,291
Plus: Interest expense	1,913	3,317
Plus: Income taxes	(47)	4,338
Plus: Depreciation and amortization	8,710	8,518
EBITDA (non-GAAP)	10,461	28,464
Plus: Change in fair value of contingent consideration	516	2,472
Plus: Acquisition and divestiture costs (a)	498	757
Plus: Restructuring costs	8,268	169
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$19,743	$31,862

	Quarter ended September 30,
	2020	2019
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$678,246	$914,129
Equity – end of the quarter	671,227	905,751
Plus: Change in fair value of contingent consideration, net of tax	390	1,869
Plus: Acquisition and divestiture costs (a)	498	757
Plus: Restructuring, net of tax	6,250	128
Plus: Impact of Divestitures, net of tax	11,704	761
Average equity	684,158	911,698
Average funded debt (b)	243,268	407,306
Invested capital (denominator for ROIC) (non-GAAP)	$927,426	$1,319,004
(a)Acquisition and divestiture costs are generally nondeductible for tax purposes.
(b)Average funded debt, which includes both continuing operations and discontinued operations, is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Net Sales in Constant Currency, Excluding Acquisitions and Divestitures
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. If applicable, we also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date and the impact of Divestitures in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and, the impact of Divestitures and acquisitions, if applicable. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency, excluding Divestitures:

Net Sales by Segment:
	Quarter ended September 30,
	2020	2019	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Non-GAAP net sales, including Divestitures	$638,385	$697,791	$(59,406)	(8.5)%
Divestitures	(114,808)	(116,604)
Net sales, reported	523,577	581,187	(57,610)	(9.9)%
Foreign exchange impact(a)	7,724	—
Non-GAAP net sales, constant currency excluding Divestitures	$531,301	$581,187	$(49,886)	(8.6)%

Worldwide Communications & Services:
Non-GAAP net sales, including Divestitures	$264,005	$300,627	$(36,622)	(12.2)%
Divestitures	(30,240)	(39,113)
Net sales, reported	233,765	261,514	(27,749)	(10.6)%
Foreign exchange impact(a)	17,440	—
Non-GAAP net sales, constant currency excluding Divestitures	$251,205	$261,514	$(10,309)	(3.9)%

Consolidated:
Non-GAAP net sales, including Divestitures	$902,390	$998,418	$(96,028)	(9.6)%
Divestitures	(145,048)	(155,717)
Net sales, reported	757,342	842,701	(85,359)	(10.1)%
Foreign exchange impact(a)	25,164	—
Non-GAAP net sales, constant currency excluding Divestitures	$782,506	$842,701	$(60,195)	(7.1)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2020 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2019.

Net Sales by Geography:
	Quarter ended September 30,
	2020	2019	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$683,603	$768,508	$(84,905)	(11.0)%

International:
Non-GAAP net sales, including Divestitures	$218,787	$229,910	$(11,123)	(4.8)%
Divestitures	(145,048)	(155,717)
Net sales, reported	73,739	74,193	(454)	(0.6)%
Foreign exchange impact (a)	25,164	—
Non-GAAP net sales, constant currency excluding Divestitures	$98,903	$74,193	$24,710	33.3%

Consolidated:
Non-GAAP net sales, including Divestitures	$902,390	$998,418	$(96,028)	(9.6)%
Divestitures	(145,048)	(155,717)
Net sales, reported	757,342	842,701	(85,359)	(10.1)%
Foreign exchange impact(a)	25,164	—
Non-GAAP net sales, constant currency excluding Divestitures	$782,506	$842,701	$(60,195)	(7.1)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2020 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2019.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2020	2019	$ Change	% Change	2020	2019
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$2,147	$11,071	$(8,924)	(80.6)%	0.4%	1.9%
Adjustments:
Amortization of intangible assets	1,968	1,968	—
Non-GAAP operating income	$4,115	$13,039	$(8,924)	(68.4)%	0.8%	2.2%

Worldwide Communications & Services:
GAAP operating income	$8,253	$9,199	$(946)	(10.3)%	3.5%	3.5%
Adjustments:
Amortization of intangible assets	2,885	2,570	315
Change in fair value of contingent consideration	516	2,472	(1,956)
Restructuring costs	—	169	(169)
Non-GAAP operating income	$11,654	$14,410	$(2,756)	(19.1)%	5.0%	5.5%

Corporate:
GAAP operating income	$(8,766)	$(757)	$(8,009)	nm*	nm*	nm*
Adjustments:
Restructuring costs	8,268	—
Acquisition and divestiture costs	498	757	(259)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$1,634	$19,513	$(17,879)	(91.6)%	0.2%	2.3%
Adjustments:
Amortization of intangible assets	4,853	4,538	315
Change in fair value of contingent consideration	516	2,472	(1,956)
Acquisition and divestiture costs	498	757	(259)
Restructuring costs	8,268	169	8,099
Non-GAAP operating income	$15,769	$27,449	$(11,680)	(42.6)%	2.1%	3.3%

Income Statement Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP net sales, non-GAAP gross profit, non-GAAP operating income, non-GAAP net other expense, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition and divestiture costs, restructuring costs, impact of Divestitures and other non-GAAP adjustments. These year-over-year metrics include the translation impact of changes in foreign currency exchange rates. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

	Quarter ended September 30, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$757,342	$—	$—	$—	$—	$757,342
Gross profit	80,779	—	—	—	—	80,779
Operating (loss) income	1,634	4,853	516	498	8,268	15,769
Other expense, net	1,796	—	—	—	—	1,796
Pre-tax (loss) income	(162)	4,853	516	498	8,268	13,973
Net (loss) income from continuing operations	(115)	3,675	390	498	6,250	10,698
Diluted EPS from continuing operations	$(0.01)	$0.14	$0.02	$0.02	$0.25	$0.42

	Quarter ended September 30, 2019
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$842,701	$—	$—	$—	$—	$842,701
Gross profit	98,525	—	—	—	—	98,525
Operating income	19,513	4,538	2,472	757	169	27,449
Other expense, net	2,884	—	—	—	—	2,884
Pre-tax income	16,629	4,538	2,472	757	169	24,565
Net income from continuing operations	12,291	3,406	1,869	757	128	18,451
Diluted EPS from continuing operations	$0.48	$0.13	$0.07	$0.03	$0.01	$0.72

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

Our cash and cash equivalents balance totaled $49.9 million at September 30, 2020, compared to $29.5 million at June 30, 2020, including $38.2 million and $23.6 million held outside of the United States at September 30, 2020 and June 30, 2020, respectively. Checks released but not yet cleared in the amounts of $2.2 million and $15.4 million are included in accounts payable at September 30, 2020 and June 30, 2020, respectively.

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
Our net investment in working capital at September 30, 2020 was $389.1 million compared to $431.3 million at June 30, 2020 and $572.9 million at September 30, 2019. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Three months ended
	September 30,
	2020	2019
Cash provided by (used in):	(in thousands)
Operating activities	$71,225	$27,630
Investing activities	(748)	(50,019)
Financing activities	(70,255)	(47,353)
Effect of exchange rate change on cash and cash equivalents	(1,439)	(429)
Increase in cash and cash equivalents	$21,112	$2,059
Net cash provided by operating activities was $71.2 million for the three months ended September 30, 2020, compared to $27.6 million provided in the prior-year period. Cash provided by operating activities for the three months ended September 30, 2020 is primarily attributable to cash provided by increased accounts payable and decreased inventory, partially offset by decreased accounts receivable. Cash provided by operating activities for the three months ended September 30, 2019 is primarily attributable to earnings from operations adjusted for non-cash items and increased accounts payable, partially offset by increased inventory and decreased accounts receivable.

The number of days sales outstanding ("DSO") was 61 days at September 30, 2020, compared to 63 days at June 30, 2020 and 61 days at September 30, 2019. Inventory turned 6.2 times during the quarter ended September 30, 2020 compared to 4.5 for previous quarter ended June 30, 2020 and 5.2 times in the prior-year quarter ended September 30, 2019.

Cash used in investing activities for the three months ended September 30, 2020 was $0.7 million, compared to $50.0 million used in the prior-year period. Cash used in investing activities primarily represents capital expenditures in the three months ended September 30, 2020. The prior-year period includes cash of $49.1 million used for the acquisition of intY.

Management expects capital expenditures for fiscal year 2021 to range from $3 million to $6 million, primarily for rental equipment investments, IT investments and facility improvements.

For the three months ended September 30, 2020, cash used for financing activities totaled $70.3 million, compared to $47.4 million used in the prior-year period. Cash used for financing activities for both periods was primarily for net repayments on the revolving credit facility.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks. On April 30, 2019, we amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement established (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” we may increase borrowings up to an additional $250 million. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2020. Including borrowings for both continuing and discontinued operations, there was $19.9 million and $92.4 million in outstanding borrowings on our revolving credit facility at September 30, 2020 and June 30, 2020, respectively.

Including borrowings for both continuing and discontinued operations, the average daily balance for the revolving credit facility, excluding the term loan facility, was $91.2 million and $250.8 million for the three month periods ended September 30, 2020 and 2019, respectively. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million at September 30, 2020 and June 30, 2020. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $330.1 million and $257.6 million available for additional borrowings at September 30, 2020 and June 30, 2020, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At September 30, 2020, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $179.9 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of September 30, 2020, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

We have a bank overdraft facility with Bank    of America used by our European subsidiaries. The facility allows us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility bear interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was no outstanding balance on the overdraft facility at September 30, 2020 and $3.5 million outstanding for the discontinued operations at June 30, 2020.

Earnout Payments

At September 30, 2020, we were obligated to pay one remaining earnout payment to the former shareholders of Intelisys related to the acquisition on August 29, 2016. See Note 10 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. The final earnout payment for Intelisys, which totaled $46.9 million, was paid in October 2020, funded by borrowings on our revolving credit facility.

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

At September 30, 2020, we have made adjustments to our contingent consideration owed to the former shareholders of Intelisys. See Note 10 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed on August 31, 2020.

Accounting Standards Recently Issued

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for a complete discussion.

Allowances for Trade and Notes Receivable

We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326) effective July 1, 2020. The adoption did not have a material impact on our consolidated financial statements. Our policy to estimating allowance for doubtful accounts receivable is described below.

We maintain an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, (4) the current economic and country-specific environment and (5) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables over the contractual life are recorded at inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company's market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. No material changes have occurred to our market risks since June 30, 2020.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures at September 30, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective at September 30, 2020. During the quarter ended September 30, 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and our subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to us, we believe that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on our financial condition or results of operations. For a description of our material legal proceedings, see Note 13 - Commitments and Contingencies in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2020, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2016, we announced a Board of Directors ("BOD") authorization to repurchase shares up to $120 million of our common stock over three years. The share repurchase authorization expired in August 2019. Final share repurchases under this authorization occurred during the quarter ended September 30, 2019, totaling 168,068 shares for $5.4 million.

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

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and June 30, 2020; (ii) the Condensed Consolidated Income Statements for the quarter ended September 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarter ended September 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Shareholder's Equity at September 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 9, 2020	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD LYONS
Gerald Lyons
Date:	November 9, 2020	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)