Form 10-Q
period 2020-12-31
SCANSOURCE, INC.
filed 2021-02-02
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2021
Common Stock, no par value per share	25,451,766 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2020

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the impact of the COVID-19 pandemic on the Company's operations and financial condition and the potential prolonged economic weakness brought on by COVID-19, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy, and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$67,187	$29,485
Accounts receivable, less allowance of $21,805 at December 31, 2020 and $21,906 at June 30, 2020	534,583	443,185
Inventories	421,003	454,885
Prepaid expenses and other current assets	96,358	94,681
Current assets held for sale	—	181,231
Total current assets	1,119,131	1,203,467
Property and equipment, net	48,183	55,641
Goodwill	217,956	214,288
Identifiable intangible assets, net	114,208	121,547
Deferred income taxes	25,619	24,630
Other non-current assets	72,022	72,521
Total assets	$1,597,119	$1,692,094
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$589,292	$454,240
Accrued expenses and other current liabilities	91,592	76,686
Current portion of contingent consideration	—	46,334
Income taxes payable	859	5,886
Current portion of long-term debt	7,843	7,839
Current liabilities held for sale	—	128,022
Total current liabilities	689,586	719,007
Deferred income taxes	4,273	3,884
Long-term debt, net of current portion	139,081	143,175
Borrowings under revolving credit facility	5,000	67,714
Other long-term liabilities	77,040	80,068
Total liabilities	914,980	1,013,848
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,451,640 and 25,361,298 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	65,924	63,765
Retained earnings	721,263	747,276
Accumulated other comprehensive loss	(105,048)	(132,795)
Total shareholders’ equity	682,139	678,246
Total liabilities and shareholders’ equity	$1,597,119	$1,692,094

June 30, 2020 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$810,897	$823,999	$1,568,238	$1,666,700
Cost of goods sold	724,854	725,680	1,401,415	1,469,856
Gross profit	86,043	98,319	166,823	196,844
Selling, general and administrative expenses	60,470	67,840	122,580	136,371
Depreciation expense	3,097	3,161	6,494	6,462
Intangible amortization expense	4,862	5,310	9,716	9,848
Restructuring and other charges	484	266	8,753	435
Change in fair value of contingent consideration	—	3,176	516	5,649
Operating income	17,130	18,566	18,764	38,079
Interest expense	1,796	3,312	3,709	6,629
Interest income	(531)	(740)	(1,011)	(1,548)
Other expense (income), net	121	(39)	484	336
Income before income taxes	15,744	16,033	15,582	32,662
Provision for income taxes	4,683	4,407	4,636	8,745
Net income from continuing operations	11,061	11,626	10,946	23,917
Net loss from discontinued operations	(25,255)	(260)	(36,959)	(1,021)
Net (loss) income	$(14,194)	$11,366	$(26,013)	$22,896
Per share data:

Net income from continuing operations per common share, basic	$0.44	$0.46	$0.43	$0.94
Net loss from discontinued operations per common share, basic	(1.00)	(0.01)	$(1.46)	$(0.04)
Net (loss) income per common share, basic	$(0.56)	$0.45	$(1.03)	$0.90
Weighted-average shares outstanding, basic	25,395	25,274	25,378	25,407

Net income from continuing operations per common share, diluted	$0.43	$0.46	$0.43	$0.94
Net loss from discontinued operations per common share, diluted	(0.99)	(0.01)	$(1.45)	$(0.04)
Net (loss) income per common share, diluted	$(0.56)	$0.45	$(1.02)	0.90
Weighted-average shares outstanding, diluted	25,475	25,358	25,458	25,488

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net (loss) income	$(14,194)	$11,366	$(26,013)	$22,896
Unrealized gain (loss) on hedged transaction, net of tax	519	900	628	(171)
Unrealized foreign currency translation adjustment	11,974	8,558	15,484	(6,085)
Realized foreign currency loss from discontinued operations	11,635	—	11,635	—
Comprehensive income	$9,934	$20,824	$1,734	$16,640

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	25,361,298	$63,765	$747,276	$(132,795)	$678,246
Net loss	—	—	(11,819)	—	(11,819)
Unrealized gain on hedged transaction, net of tax	—	—	—	109	109
Unrealized foreign currency translation adjustment	—	—	—	3,511	3,511
Share-based compensation	—	1,180	—	—	1,180
Balance at September 30, 2020	25,361,298	$64,945	$735,457	$(129,175)	$671,227
Net loss	—	—	(14,194)	—	(14,194)
Unrealized gain on hedged transaction, net of tax	—	—	—	519	519
Unrealized foreign currency translation adjustment	—	—	—	11,974	11,974
Realized foreign currency loss from discontinued operations	—	—	—	11,635	11,635
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	90,342	(1,036)	—	—	(1,036)
Share-based compensation	—	2,015	—	—	2,015
Balance at December 31, 2020	25,451,640	$65,924	$721,263	$(105,048)	$682,139

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129
Net income	—	—	11,530	—	11,530
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,071)	(1,071)
Unrealized foreign currency translation adjustment	—	—	—	(14,639)	(14,639)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	786	(12)	—	—	(12)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	1,246	—	—	1,246
Balance at September 30, 2019	25,241,115	$60,089	$951,460	$(105,798)	$905,751
Net income	—	—	11,366	—	11,366
Unrealized gain on hedged transaction, net of tax	—	—	—	900	900
Unrealized foreign currency translation adjustment	—	—	—	8,558	8,558
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,683	(621)	—	—	(621)
Share based compensation	—	1,627	—	—	1,627
Balance at December 31, 2019	25,345,798	$61,095	$962,825	$(96,340)	$927,580

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(26,013)	$22,896
Net loss from discontinued operations	(36,959)	(1,021)
Net income from continuing operations	10,946	23,917
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,059	17,599
Amortization of debt issue costs	209	209
Provision for doubtful accounts	(180)	1,101
Share-based compensation	3,174	2,817
Deferred income taxes	(694)	(344)
Change in fair value of contingent consideration	516	5,649
Contingent consideration payments excess	(5,457)	(3,050)
Finance lease interest	70	39
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(86,683)	8,101
Inventories	35,124	(69,384)
Prepaid expenses and other assets	2,256	(1,748)
Other non-current assets	1,328	(8,972)
Accounts payable	132,074	97,962
Accrued expenses and other liabilities	11,150	12,094
Income taxes payable	(5,218)	(3,256)
Net cash provided by operating activities of continuing operations	115,674	82,734
Cash flows from investing activities of continuing operations:
Capital expenditures	(1,454)	(2,732)
Cash paid for business acquisitions, net of cash acquired	—	(48,930)
Proceeds from the sale of discontinued operations	34,356	—
Net cash provided by (used in) investing activities of continuing operations	32,902	(51,662)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	959,848	1,022,403
Repayments on revolving credit, net of expenses	(1,022,561)	(1,066,890)
Borrowings on long-term debt, net	(4,089)	(2,210)
Repayments of finance lease obligations	(652)	(1,115)
Contingent consideration payments	(41,393)	(35,481)
Exercise of stock options	—	720
Taxes paid on settlement of equity awards	(1,036)	(1,354)
Repurchase of common stock	—	(6,077)
Net cash used in financing activities of continuing operations	(109,883)	(90,004)
Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	21,704	35,326
Net cash flows used in by investing activities of discontinued operations	(58)	(8)
Net cash flows (used in) provided by financing activities of discontinued operations	(29,494)	42,057

Net cash flows (used in) provided by discontinued operations	(7,848)	77,375
Effect of exchange rate changes on cash and cash equivalents	1,887	(256)
Increase in cash and cash equivalents	32,732	18,187
Cash and cash equivalents at beginning of period	34,455	23,818
Cash and cash equivalents at end of period	67,187	42,005
Cash and cash equivalents of discontinued operations	—	3,232
Cash and cash equivalents of continuing operations	$67,187	$38,773

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, and telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. During the quarter ended December 31, 2020, the Company completed the divestitures of its products distribution business in the UK, Europe and Latin America, outside of Brazil. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

COVID-19

In early March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The Company moved quickly to transition its employees, where possible, to a fully remote working environment. The Company took steps to deploy teams to monitor the rapidly evolving situation and recommend risk mitigation actions; implement travel restrictions; and have employees follow physical distancing practices. The Company is following guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering its facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitation routines. All of the Company's distribution facilities have remained open and operational. Most of the Company's office-based employees around the world are working remotely.

The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on businesses around the world, including the Company, and on global, regional and national economies. The Company is unable to predict the ultimate impact that COVID-19 will have on its business due to the inability to predict the duration or magnitude of the virus' impact. In fiscal year 2020, the Company experienced decreased revenue and increased employee-related healthcare and prevention costs as a result of the COVID-19 pandemic. While the Company has made adjustments, including implementing an annualized expense reduction plan for fiscal year 2021, the Company will continue to monitor and make adjustments to the operating practices that it believes to be in the best interests of its employees, customers, suppliers, and shareholders. For further discussion on the potential future impacts of COVID-19, see the Risk Factors presented in Part I, Item 1A in the Company's form 10-K for fiscal year 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2020 and June 30, 2020, the results of operations for the quarters and six months ended December 31, 2020 and 2019, the statements of comprehensive income for the quarters and six months ended December 31, 2020 and 2019, the statements of shareholders' equity for the quarters and six months ended December 31, 2020 and 2019 and the statements of cash flows for the six months ended December 31, 2020 and 2019. The results of operations for the quarters and six months ended December 31, 2020 and 2019 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The Company has reclassified certain prior year amounts for the results of discontinued operations to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2020 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

See Note 2 - Trade Accounts and Notes Receivable for a discussion of the current expected credit loss policy established upon adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (ASC Topic 326) in fiscal year 2021.

Restructuring Costs

The Company groups exit or disposal cost obligations into two categories: (i) severance and benefit costs and (ii) other. Employee separation costs are recognized upon communication of the restructuring plan to the identified employees. Other associated restructuring costs are expensed as incurred. See Note 14 - Restructuring for further disclosures.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $19.3 million and $17.1 million are included in accounts payable on the condensed consolidated balance sheets at December 31, 2020 and June 30, 2020, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.1 million and $6.5 million for the quarter and six months ended December 31, 2020, respectively, and $3.2 million and $6.5 million for the quarter and six months ended December 31, 2019, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.4 million and $0.9 million for the quarter and six months ended December 31, 2020, respectively, and $0.6 million and $1.3 million for the quarter and six months ended December 31, 2019, respectively. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.9 million and $9.7 million for the quarter and six months ended December 31, 2020, respectively, and $5.3 million and $9.8 million for the quarter and six months ended December 31, 2019, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard effective July 1, 2020 and it did not have a material impact on the Company's consolidated financial statements. See Note 2 - Trade Accounts and Notes Receivable for disclosures related to the adoption of ASU 2016-13.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The Company adopted this standard effective July 1, 2020 and it had no impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the potential impact of this guidance on the Company's consolidated financial statements.

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

Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country-specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables over the contractual life are recorded at inception.

The changes in the allowance for doubtful accounts for the six months ended December 31, 2020 are set forth in the table below.

	June 30, 2020	Amounts Charged to Expense	Write-offs	Other (1)	December 31, 2020
	(in thousands)
Trade accounts and current notes receivable allowance	$21,906	$(180)	$(1,043)	$1,122	$21,805
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the six months ended December 31, 2020.

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

Principal versus Agent Considerations

The Company is the principal for sales of all hardware, certain software and services, including self-branded warranty programs. The Company considers itself the principal in these transactions as it has control of the product or service before it is transferred to the customer. When the Company provides self-branded warranty programs, it engages a third party, generally the original equipment manufacturer, to cover the fulfillment of any obligations arising from these contracts. These revenues and associated third-party costs are amortized over the life of the contract on a straight-line basis. The Company recognizes the previously described revenue and cost of goods sold on a gross basis.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$551,394	$243,258	$794,652
Intelisys	—	16,245	16,245
	$551,394	$259,503	$810,897

	Six months ended December 31, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,074,970	$461,765	$1,536,735
Intelisys	—	31,503	31,503
	$1,074,970	$493,268	$1,568,238

	Quarter ended December 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$575,001	$234,932	$809,933
Intelisys	—	14,066	14,066
	$575,001	$248,998	$823,999

	Six months ended December 31, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,156,188	$482,737	$1,638,925
Intelisys	—	27,775	27,775
	$1,156,188	$510,512	$1,666,700

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$11,061	$11,626	$10,946	$23,917
Net loss from discontinued operations	(25,255)	(260)	$(36,959)	$(1,021)
Net (loss) income	$(14,194)	$11,366	$(26,013)	$22,896
Denominator:
Weighted-average shares, basic	25,395	25,274	25,378	25,407
Dilutive effect of share-based payments	80	84	80	81
Weighted-average shares, diluted	25,475	25,358	25,458	25,488

Net income from continuing operations per common share, basic	$0.44	$0.46	$0.43	$0.94
Net loss from discontinued operations per common share, basic	(1.00)	(0.01)	$(1.46)	$(0.04)
Net (loss) income per common share, basic	$(0.56)	$0.45	$(1.03)	$0.90

Net income from continuing operations per common share, diluted	$0.43	$0.46	$0.43	$0.94
Net loss from discontinued operations per common share, diluted	(0.99)	(0.01)	$(1.45)	$(0.04)
Net (loss) income per common share, diluted	$(0.56)	$0.45	$(1.02)	$0.90

For the quarter and six months ended December 31, 2020, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,400,999 and 1,191,985, respectively. For the quarter and six months ended December 31, 2019, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 975,907 and 961,980, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	December 31, 2020	June 30, 2020
	(in thousands)
Foreign currency translation adjustment	$(98,855)	$(125,974)
Unrealized loss on hedged transaction, net of tax	(6,193)	(6,821)
Accumulated other comprehensive loss	$(105,048)	$(132,795)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Quarter ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
	(in thousands)
Tax (benefit) expense	$(94)	$15	$260	$305

(6) Acquisitions
intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, and developed technology. Goodwill recognized on this acquisition is not deductible for tax purposes. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0.4 million for the six months ended December 31, 2019, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

(7) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2020, by reporting segment, are set forth in the table below.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2020	$16,370	$197,918	$214,288
Foreign currency translation adjustment	—	3,668	3,668
Balance at December 31, 2020	$16,370	$201,586	$217,956

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2020.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2020	$121,547
Amortization expense	(9,716)
Foreign currency translation adjustment	2,377
Balance at December 31, 2020	$114,208

(8) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt for continuing and discontinued operations at December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
	(in thousands)
Short-term borrowings(a)	$—	$3,524
Current portion of long-term debt	7,843	7,839
Mississippi revenue bond, net of current portion	4,081	4,425
Senior secured term loan facility, net of current portion	135,000	138,750
Borrowings under revolving credit facility(b)	5,000	92,418
Total debt	$151,924	$246,956
(a) Short-term borrowings are classified as held for sale in the Consolidated Balance sheets for the Company's discontinued operations at June 30, 2020.
(b) Borrowings under the revolving credit facility classified as held for sale in the Consolidated Balance Sheets for the Company's discontinued operations totaled $24.7 million at June 30, 2020.

Short-term Borrowings

The Company had a bank overdraft facility with Bank of America used by its products distribution business in the UK and European recognized as short-term borrowings. The facility was terminated with the sale of the business in November 2020. The facility allowed the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility had an interest rate equal to 1% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. There were no borrowings outstanding under the overdraft facility at December 31, 2020. At June 30, 2020 there was $3.5 million outstanding under the overdraft facility classified as held for sale in the Consolidated Balance Sheets. The borrowings were denominated in euros, which bore a negative LIBOR rate at June 30, 2020, and as such the interest applicable to the Company was 1.0%.

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

The spread in effect as of December 31, 2020 was 1.50% for LIBOR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at December 31, 2020 was 0.25%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at December 31, 2020.

Including borrowings for both continuing and discontinued operations, the average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2020 and 2019 was $70.4 million and $253.1 million, respectively. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $344.7 million and $257.3 million available for additional borrowings as of December 31, 2020 and June 30, 2020, respectively. At December 31, 2020, based upon the Leverage Ratio calculation, there was $195.1 million available for additional borrowings. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million at December 31, 2020 and June 30, 2020.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2020, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2020 and June 30, 2020 were 0.99% and 1.03%, respectively.

Debt Issuance Costs

At December 31, 2020, net debt issuance costs associated with the credit facility and bond totaled $1.4 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $29.7 million and $16.6 million for the exchange of foreign currencies at December 31, 2020 and June 30, 2020, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2020 and 2019 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$1,818	$668	$1,913	$(485)
Net foreign currency transactional and re-measurement (gains) losses	(1,437)	(732)	(1,094)	667
Net foreign currency exchange losses (gains)	$381	$(64)	$819	$182

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended December 31, 2020 and 2019.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended December 31, 2020 and 2019, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$565	$136	$1,125	$163
Unrealized gain (loss) in fair value of interest rate swap	135	1,068	(268)	(372)
Net increase (decrease) in accumulated other comprehensive income	700	1,204	857	(209)
Income tax effect	181	304	230	(38)
Net increase (decrease) in accumulated other comprehensive income, net of tax	$519	$900	$627	$(171)

The Company used the following derivative instruments at December 31, 2020 and June 30, 2020, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2020		June 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$23	$—	$26
Interest rate swap agreement	Other long-term liabilities	$8,489	$—	$9,433	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,519	$31,519	$—	$—
Total assets at fair value	$31,519	$31,519	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,519	$31,519	$—	$—
Forward foreign currency exchange contracts	23	—	23	—
Interest rate swap agreement	8,489	—	8,489	—
Total liabilities at fair value	$40,031	$31,519	$8,512	$—

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

Intelisys is part of the Company's Worldwide Communications & Services segment. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six months ended December 31, 2020. The final earnout payment due to the former owners of Intelisys was paid in October 2020.

	Quarter ended December 31, 2020	Six months ended December 31, 2020
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$46,850	$46,334
Payments	(46,850)	(46,850)
Change in fair value of contingent consideration	—	516
Fair value at end of period	$—	$—

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Intelisys earnout for the quarter and six months ended December 31, 2019.

	Quarter ended December 31, 2019	Six months ended December 31, 2019
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$80,397	$77,925
Payments	(38,531)	(38,531)
Change in fair value of contingent consideration	3,176	5,649
Fair value at end of period	$45,043	$45,043

The fair values of amounts owed are recorded in current portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including:

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
(a) Weighted average rates identified for this significant unobservable input relate to the valuation of the Intelisys contingent consideration. Since the earnout period for Intelisys closed on June 30, 2020, the weighted average cost of capital represents the cost of debt. There is no EBITDA growth or weighted average cost of capital to report in the current period.

Intelisys

The final contingent consideration payment related to Intelisys was paid during the quarter ended December 31, 2020. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $0.5 million for the six months ended December 31, 2020. The change in fair value for the current six month period is due to the recurring amortization of the unrecognized fair value discount.

The fair value of the liability for the contingent consideration related to Intelisys recognized at December 31, 2019 was $45.0 million, all of which was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $3.2 million and $5.6 million for the quarter and six months ended December 31, 2019, respectively. The change in fair value for the prior-year quarter and six month period is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results.

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

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services and includes the Company's most recent acquisition of intY. The Company has business operations within this segment in the United States, Canada, Brazil and the UK. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$551,394	$575,001	$1,074,970	$1,156,188
Worldwide Communications & Services	259,503	248,998	493,268	510,512
	$810,897	$823,999	$1,568,238	$1,666,700
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$3,892	$4,353	$8,081	$8,554
Worldwide Communications & Services	3,662	4,147	7,389	7,455
Corporate	794	581	1,589	1,590
	$8,348	$9,081	$17,059	$17,599
Change in fair value of contingent consideration:
Worldwide Communications & Services	—	3,176	516	5,649
	$—	$3,176	$516	$5,649
Operating income:
Worldwide Barcode, Networking & Security	$5,887	$13,302	$8,034	$24,374
Worldwide Communications & Services	13,087	6,415	21,340	15,614
Corporate(1)	(1,844)	(1,151)	(10,610)	(1,909)
	$17,130	$18,566	$18,764	$38,079
Capital expenditures:
Worldwide Barcode, Networking & Security	$(303)	$(914)	$(642)	$(1,439)
Worldwide Communications & Services	(403)	(879)	(812)	(1,293)
	$(706)	$(1,793)	$(1,454)	$(2,732)
Sales by Geography Category:
United States and Canada	$723,522	$744,877	$1,414,603	$1,522,848
International	90,893	89,167	164,631	163,357
Less intercompany sales	(3,518)	(10,045)	(10,996)	(19,505)
	$810,897	$823,999	$1,568,238	$1,666,700

(1) Includes restructuring costs of $0.5 million and $8.8 million for the quarter and six months ended December 31, 2020.

	December 31, 2020	June 30, 2020
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$767,923	$766,746
Worldwide Communications & Services	789,582	685,053
Corporate	39,614	59,064
Assets held for sale	—	181,231
	$1,597,119	$1,692,094
Property and equipment, net by Geography Category:
United States and Canada	$45,265	$53,083
International	2,918	2,558
	$48,183	$55,641

(12) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at December 31, 2020 and June 30, 2020.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at December 31, 2020 and June 30, 2020:

Operating leases	Balance Sheet location	December 31, 2020	June 30, 2020
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$21,458	$23,581
Current operating lease liabilities	Accrued expenses and other current liabilities	4,395	4,476
Long-term operating lease liabilities	Other long-term liabilities	18,712	20,760

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and six months ended December 31, 2020 and 2019. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$1,332	$1,562	$2,687	$3,164
Variable lease cost	273	281	583	530
	$1,605	$1,843	$3,270	$3,694

Supplemental cash flow information related to the Company's operating leases for the quarter and six months ended December 31, 2020 and 2019 are presented in the table below:

	Six months ended
	December 31,
	2020	2019
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,602	$2,607
Right-of-use assets obtained in exchange for lease obligations	—	1,533

The weighted-average remaining lease term and discount rate at December 31, 2020 are presented in the table below:

December 31, 2020
Weighted-average remaining lease term	5.62 years
Weighted-average discount rate	4.1%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2020:

Operating leases
(in thousands)
Remainder of 2021	$2,645
2022	4,975
2023	4,672
2024	4,158
2025	3,256
Thereafter	5,990
Total future payments	25,696
Less: amounts representing interest	2,589
Present value of lease payments	$23,107
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

In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial impact on businesses around the world, including the Company’s business, and on global, regional and national economies. The Company is unable at this time to predict the ultimate impact that COVID-19 will have on its business due to the inability to predict the duration or magnitude of the virus' impact.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.8 million and $4.8 million, at December 31, 2020 and June 30, 2020, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$15	$14
Other non-current assets	$3,889	$3,652
Liabilities
Accrued expenses and other current liabilities	$15	$14
Other long-term liabilities	$3,889	$3,652

The increase in pre-acquisition contingencies and corresponding indemnification receivables is due to a slight increase in the foreign exchange rate of the Brazilian real against the US dollar.

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

The following table presents the restructuring and severance costs incurred for the quarter and six ended December 31, 2020:

	Quarter ended December 31, 2020	Six months ended December 31, 2020
	(in thousands)
Severance and benefit costs	$374	$8,499
Other	110	254
Total restructuring and other charges	$484	$8,753

For the quarter and six months ended December 31, 2020, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Worldwide Communications & Services or Worldwide Barcode, Networking & Security segment. The Company incurred restructuring charges in the prior year that were immaterial to the condensed consolidated financial statements and unrelated to the program described above.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the six months ended December 31, 2020:

Accrued Expenses
(in thousands)
Balance at July 1, 2020	$—
Charged to expense	8,753
Cash payments	(4,214)
Balance at December 31, 2020	$4,539

The remaining balance as of December 31, 2020 of $4.5 million, primarily related to Corporate, is expected to be paid through the first quarter of fiscal year 2022.

(15) Income Taxes

Income taxes for the quarters and six months ended December 31, 2020 and 2019 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items recognized during the quarter and six months ended December 31, 2020 and 2019.

The Company’s effective tax rate of 29.75% for the quarter and six months ended December 31, 2020, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 27.5% and 26.7% for the quarter and six months ended December 31, 2019, respectively.

The Company has provided for U.S. income taxes for the current earnings of its Canadian subsidiary and will continue to distribute the earnings of its Canadian subsidiary. Earnings from Brazil will continue to be considered retained indefinitely for reinvestment and all other foreign geographies are immaterial. It has been the practice of the Company to reinvest those earnings in the businesses outside the United States. As a result of the sale of the Latin American and European entities, the Company repatriated the proceeds to the United States with minimal tax consequences.

The Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019 and an accounting policy election was made to treat the tax as a current period expense.

The Company had approximately $1.2 million of total gross unrecognized tax benefits at December 31, 2020 and June 30, 2020. Of this total at December 31, 2020, approximately $1 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2020 and June 30, 2020, the Company had approximately $1.2 million and $1.1 million, respectively, accrued for interest and penalties.

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

(16) Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations ("Divestitures") as these businesses had been performing below management's expectations. The Company will continue to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize the value-added model for product distribution, leading the Company to focus and invest in its higher-growth, higher-margin businesses. Results from the Divestitures were included within each reportable segment, which includes the Worldwide Barcode, Networking & Security and Worldwide Communications & Services segments.

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the quarter and six months ended December 31, 2020, the Company recorded an additional pre-tax loss on disposal group of $23.1 million and $33.8 million, respectively. This loss includes the realization of cumulative translation adjustments of $11.6 million for the quarter and six months ended December 31, 2020. Additional losses during the quarter and six months ended December 31, 2020 are primarily attributable to a reduction in the net proceeds received for the Divestitures.

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK business on November 12, 2020. Total cash received during the quarter and six months ended December 31, 2020 for the sale of divestitures was $34.4 million. At December 31, 2020, the Company included $3.0 million in prepaid expenses and other assets on the condensed consolidated balance sheets for a receivable from Intcomex under the stock purchase agreement.

Major components of net loss from discontinued operations for the quarters ended December 31, 2020 and 2019 were as follows:

	Quarter ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net sales	$68,323	$155,912	$213,373	$311,628
Cost of goods sold	63,977	140,347	198,512	282,489
Gross profit	4,346	15,565	14,861	29,139
Selling, general and administrative expenses	6,378	15,016	17,291	28,825
Depreciation expense	—	298	—	546
Intangible amortization expense	—	321	—	746
Operating loss	(2,032)	(70)	(2,430)	(978)
Interest expense, net	269	430	394	913
Loss on disposal group	23,122	—	33,808	—
Other (income) expense, net	(181)	(188)	310	(531)
Loss from discontinued operations before taxes	(25,242)	(312)	(36,942)	(1,360)
Income tax expense (benefit)	13	(52)	17	(339)
Net loss from discontinued operations	$(25,255)	$(260)	$(36,959)	$(1,021)

The major classes of assets and liabilities classified as held-for-sale in the accompanying consolidated balance sheets, were as follows as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$4,970
Accounts receivable, net	—	117,200
Inventories, net	—	106,779
Prepaid expenses and other current assets	—	23,808
Total current assets	—	252,757
Property and equipment, net	—	1,833
Deferred income taxes	—	9,349
Other non-current assets	—	6,215
Total assets, before valuation allowance	—	270,154
Less: valuation allowance	—	(88,923)
Total assets, net of valuation allowance (1)	$—	$181,231
Liabilities
Current liabilities:
Accounts payable	$—	$56,098
Accrued expenses and other current liabilities	—	14,815
Other taxes payable	—	20,378
Short-term borrowings	—	3,524
Income tax payable	—	1,085
Total current liabilities	—	95,900
Borrowings under revolving credit facility	—	24,704
Other long-term liabilities	—	7,418
Total liabilities(1)	$—	$128,022
(1) Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company's consolidated balance sheet as of June 30, 2020. The discontinued operations were disposed of during the quarter ended December 31, 2020.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the six months ended December 31, 2020 and 2019 were as follows:

	Six months ended December 31,
	2020	2019
	(in thousands)
Loss on disposal group	$33,808	$—
Depreciation and amortization	—	1,292
Capital expenditures	(58)	(8)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Extreme, Fortinet, Hanwha, Honeywell, HID, Ingenico, Jabra, Lumen, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

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

We continue to monitor and assess the impacts of the COVID-19 pandemic. During the first six months of our fiscal year, GAAP net sales declined 5.9% year-over-year while non-GAAP net sales, which exclude the negative impact of fluctuations in foreign currency translation, decreased 2.7% year-over-year.

In July 2020, we announced actions to address the business impacts of the COVID-19 pandemic and prepare for the next phase of growth. These actions included a $30 million annualized expense reduction plan. During the quarter and six months ended December 31, 2020, we recognized approximately $0.5 million and $8.8 million, respectively for restructuring and other charges, largely for severance and employee benefits for employees who left the Company as part of this plan. These actions are designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the

COVID-19 pandemic. As part of the plan, we are continuing to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the COVID-19 pandemic.

Closure of the Canpango Professional Services Business

In July 2020, we initiated actions to close Canpango, our salesforce implementation and consulting business. In August 2018, we acquired Canpango to help partners build out their customer relationship management capabilities as part of a CCaaS solution. There has been limited adoption by our partner community. We completed existing customer contracts and ceased operations during the quarter ended December 31, 2020.

Divestitures

The Company signed an agreement on July 23, 2020 with Intcomex for its products distribution businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK products distribution businesses on November 12, 2020.

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

Results of Operations from Continuing Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for our continuing operations for the quarters and six months ended December 31, 2020 and 2019:

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2020	2019	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$551,394	$575,001	$(23,607)	(4.1)%	(2.7)%
Worldwide Communications & Services	259,503	248,998	10,505	4.2%	12.2%
Total net sales	$810,897	$823,999	$(13,102)	(1.6)%	1.8%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2020	2019	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,074,970	$1,156,188	$(81,218)	(7.0)%	(5.7)%
Worldwide Communications & Services	493,268	510,512	(17,244)	(3.4)%	3.9%
Total net sales	$1,568,238	$1,666,700	$(98,462)	(5.9)%	(2.7)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Divestitures and acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to customers in North America and Brazil. For the quarter ended December 31, 2020, net sales for the Barcode, Networking & Security segment decreased $23.6 million, or 4.1%, compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales decreased $15.7 million, or 2.7%, for the quarter ended December 31, 2020 compared to the prior-year quarter. The decrease in net sales is primarily due to lower sales in parts of our business in North America, partially offset by growth in Brazil. During the quarter we saw continued progress in recovering from the sales impacts of the COVID-19 pandemic across key technologies in North America and Brazil.

Net sales decreased $81.2 million, or 7.0% for the six months ended December 31, 2020 compared to the prior six-month period. Excluding the foreign exchange negative impact, adjusted net sales decreased $65.6 million, or 5.7%, compared to the prior six-month period. The decrease in net sales and adjusted net sales is primarily due to lower sales volume across North America, partially offset by growth in Brazil.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter ended December 31, 2020, net sales increased $10.5 million, or 4.2% compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales increased $30.4 million, or 12.2% for the quarter ended December 31, 2020. The increase in net sales and adjusted net sales is primarily due to sales growth in local currency in Brazil and increased sales volumes in North America. During the quarter we saw continued progress in recovering from the sales impacts of the COVID-19 pandemic across key technologies in North America and Brazil.
For the six months ended December 31, 2020, net sales decreased $17.2 million, or 3.4%, primarily from decreases in sales volume in North America and Brazil, partially offset by increases in net sales for Intelisys. Excluding the foreign exchange negative impact, adjusted net sales increased $20.1 million, or 3.9%, primarily due to sales growth in local currency in Brazil.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2020	2019	$ Change	% Change
	(in thousands)
United States and Canada	$720,004	$734,832	$(14,828)	(2.0)%	(2.0)%
International	90,893	89,167	1,726	1.9%	33.1%
Total net sales	$810,897	$823,999	$(13,102)	(1.6)%	1.8%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2020	2019	$ Change	% Change
	(in thousands)
United States and Canada	$1,403,607	$1,503,343	$(99,736)	(6.6)%	(6.6)%
International	164,631	163,357	1,274	0.8%	33.2%
Total net sales	$1,568,238	$1,666,700	$(98,462)	(5.9)%	(2.7)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following tables summarize our gross profit for our continuing operations for the quarters and six months ended December 31, 2020 and 2019:

	Quarter ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$42,685	$51,133	$(8,448)	(16.5)%	7.7%	8.9%
Worldwide Communications & Services	43,358	47,186	(3,828)	(8.1)%	16.7%	19.0%
Gross profit	$86,043	$98,319	$(12,276)	(12.5)%	10.6%	11.9%

	Six months ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$83,770	$101,423	$(17,653)	(17.4)%	7.8%	8.8%
Worldwide Communications & Services	83,053	95,421	(12,368)	(13.0)%	16.8%	18.7%
Gross profit	$166,823	$196,844	$(30,021)	(15.3)%	10.6%	11.8%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Worldwide Barcode, Networking & Security segment decreased for the quarter and six months ended December 31, 2020 compared to the prior-year quarter primarily from lower vendor program recognition and lower margin sales mix, including large deals, compared to the prior-year quarter and six months.

Worldwide Communications & Services

Gross profit dollars and gross profit margin decreased for the Worldwide Communications & Services segment for the quarter and six months ended December 31, 2020 primarily from lower margin sales mix compared to the prior-year quarter and six month period, partially offset by the results contributed by our Intelisys recurring revenue business.

Operating Expenses

The following tables summarize our operating expenses for our continuing operations for the quarters and six months ended December 31, 2020 and 2019:

	Quarter ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Selling, general and administrative expenses	$60,470	$67,840	$(7,370)	(10.9)%	7.5%	8.2%
Depreciation expense	3,097	3,161	(64)	(2.0)%	0.4%	0.4%
Intangible amortization expense	4,862	5,310	(448)	(8.4)%	0.6%	0.6%
Restructuring and other charges	484	266	218	82.0%	0.1%	0.0%
Change in fair value of contingent consideration	—	3,176	(3,176)	(100.0)%	0.0%	0.4%
Operating expenses	$68,913	$79,753	$(10,840)	(13.6)%	8.5%	9.7%

	Six months ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)

Selling, general and administrative expenses	$122,580	$136,371	$(13,791)	(10.1)%	7.8%	8.2%
Depreciation expense	6,494	6,462	32	0.5%	0.4%	0.4%
Intangible amortization expense	9,716	9,848	(132)	(1.3)%	0.6%	0.6%
Restructuring and other charges	8,753	435	8,318	1,912.2%	0.6%	0.0%
Change in fair value of contingent consideration	516	5,649	(5,133)	(90.9)%	0.0%	0.3%
Operating expenses	$148,059	$158,765	$(10,706)	(6.7)%	9.4%	9.5%
*nm - percentages are not meaningful

Selling, general and administrative expenses ("SG&A") decreased $7.4 million and $13.8 million for the quarter and six months ended December 31, 2020, respectively, compared to the prior-year periods due to lower employee costs and a decrease in travel expenses due to the COVID-19 pandemic. The decrease in employee costs for the quarter and six months ended December 31, 2020 is a result of the Company's expense reduction plan, which was implemented at the end of July 2020.
Depreciation expense remained fairly consistent for the quarter and six months ended December 31, 2020 compared to the prior-year periods.

Amortization expense decreased $0.4 million and $0.1 million for the quarter and six months ended December 31, 2020, respectively, compared to the prior-year periods largely due to Canpango intangible write-offs at the end of the prior fiscal year.

Restructuring and other charges incurred of $0.5 million and $8.8 million for the quarter and six months ended December 31, 2020, respectively, primarily relate to employee severance and benefit costs in connection with our expense reduction plan announced in July 2020.

We recorded no expense for the change in fair value of contingent consideration for the quarter ended December 31, 2020 and $0.5 million for the six months ended December 31, 2020, all of which relates to Intelisys. The expense from the change in fair value for the six months ended December 31, 2020 is due to the amortization of the unrecognized fair value discount for the final Intelisys earnout payment, which was paid in October 2020.

Operating Income

The following tables summarize our operating income for our continuing operations for the quarters and six months ended December 31, 2020 and 2019:

	Quarter ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$5,887	$13,302	$(7,415)	(55.7)%	1.1%	2.3%
Worldwide Communications & Services	13,087	6,415	6,672	104.0%	5.0%	2.6%
Corporate	(1,844)	(1,151)	(693)	nm*	nm*	nm*
Operating income	$17,130	$18,566	$(1,436)	(7.7)%	2.1%	2.3%

	Six months ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Worldwide Barcode, Networking & Security	$8,034	$24,374	$(16,340)	(67.0)%	0.7%	2.1%
Worldwide Communications & Services	21,340	15,614	5,726	36.7%	4.3%	3.1%
Corporate	(10,610)	(1,909)	(8,701)	nm*	nm*	nm*
Operating income	$18,764	$38,079	$(19,315)	(50.7)%	1.2%	2.3%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income decreased $7.4 million and $16.3 million for the quarter and six months ended December 31, 2020, respectively, compared to prior-year periods. Operating margin decreased to 1.1% and 0.7% for the quarter and six months ended December 31, 2020 compared to the prior-year periods. The decreases are primarily due to lower gross profits.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income increased $6.7 million and $5.7 million for the quarter and six months ended December 31, 2020. Operating margin increased to 5.0% and 4.3% for the quarter and six months ended December 31, 2020, respectively. The increase in operating income is primarily from lower SG&A expense, partially offset by lower gross profits.

Corporate

Corporate incurred $1.8 million and $10.6 million in restructuring and divestiture expenses for the quarter and six months ended December 31, 2020, respectively, compared to $1.2 million and $1.9 million in acquisition and divestiture expenses for the quarter and six months ended December 31, 2019, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for our continuing operations for the quarters and six months ended December 31, 2020 and 2019:

	Quarter ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$1,796	$3,312	$(1,516)	(45.8)%	0.2%	0.4%
Interest income	(531)	(740)	209	28.2%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	381	(64)	445	(695.3)%	0.0%	(0.0)%
Other, net	(260)	25	(285)	1,140.0%	(0.0)%	0.0%
Total other expense, net	$1,386	$2,533	$(1,147)	(45.3)%	0.2%	0.3%

	Six months ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
	(in thousands)
Interest expense	$3,709	$6,629	$(2,920)	(44.0)%	0.2%	0.4%
Interest income	(1,011)	(1,548)	537	(34.7)%	(0.1)%	(0.1)%
Net foreign exchange losses	819	182	637	350.0%	0.1%	0.0%
Other, net	(335)	154	(489)	(317.5)%	(0.0)%	0.0%
Total other expense, net	$3,182	$5,417	$(2,235)	(41.3)%	0.2%	0.3%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and six months ended December 31, 2020 compared to the prior-year quarter principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the quarter and six months ended December 31, 2020 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income decreased for the quarter and six months ended December 31, 2020 compared to the prior-year principally from lower interest earned on customer receivables in North America.

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

Provision for Income Taxes

For the quarter and six months ended December 31, 2020, income tax expense was $4.7 million and $4.6 million, respectively, reflecting an effective tax rate of 29.75%. In comparison, for the quarter and six months ended December 31, 2019 income tax expense totaled $4.4 million and $8.7 million, respectively, reflecting an effective tax rate of 27.5% and 26.7%, respectively. The increase in the effective tax rate is primarily due to the impact of lowered forecasted earnings and changes in the geographical mix of income as compared to the prior-year. We expect the effective tax rate, excluding discrete items, for fiscal year 2021 to be approximately 28.75% to 29.75%. See Note 15 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended December 31, 2020 and 2019, respectively:

	Quarter ended December 31,
	2020	2019
Return on invested capital ratio, annualized(a)	12.4%	9.9%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2020	2019
	(in thousands)
Reconciliation of net income to EBITDA:
Net income from continuing operations (GAAP)	$11,061	$11,626
Plus: Interest expense	1,796	3,312
Plus: Income taxes	4,683	4,407
Plus: Depreciation and amortization	8,349	9,081
EBITDA (non-GAAP)	25,889	28,426
Plus: Change in fair value of contingent consideration	—	3,176
Plus: Acquisition and divestiture costs (a)	1,359	1,151
Plus: Restructuring costs	484	266
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$27,732	$33,019

	Quarter ended December 31,
	2020	2019
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$671,227	$905,751
Equity – end of the quarter	682,139	927,580
Plus: Change in fair value of contingent consideration, net of tax	—	2,401
Plus: Acquisition and divestiture costs (a)	1,359	1,151
Plus: Restructuring, net of tax	366	196
Plus: Discontinued operations net loss	25,255	260
Average equity	690,173	918,670
Average funded debt (b)	198,620	411,614
Invested capital (denominator for ROIC) (non-GAAP)	$888,793	$1,330,284
(a)Acquisition and divestiture costs are generally nondeductible for tax purposes.
(b)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

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

Net Sales by Segment:
	Quarter ended December 31,
	2020	2019	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Non-GAAP net sales, including Divestitures	$606,760	$686,237	$(79,477)	(11.6)%
Divestitures	(55,366)	(111,236)
Net sales, reported	551,394	575,001	(23,607)	(4.1)%
Foreign exchange impact(a)	7,903	—
Non-GAAP net sales, constant currency excluding Divestitures	$559,297	$575,001	$(15,704)	(2.7)%

Worldwide Communications & Services:
Non-GAAP net sales, including Divestitures	$272,460	$293,673	$(21,213)	(7.2)%
Divestitures	(12,957)	(44,675)
Net sales, reported	259,503	248,998	10,505	4.2%
Foreign exchange impact(a)	19,882	—
Non-GAAP net sales, constant currency excluding Divestitures	$279,385	$248,998	$30,387	12.2%

Consolidated:
Non-GAAP net sales, including Divestitures	$879,220	$979,910	$(100,690)	(10.3)%
Divestitures	(68,323)	(155,911)
Net sales, reported	810,897	823,999	(13,102)	(1.6)%
Foreign exchange impact(a)	27,785	—
Non-GAAP net sales, constant currency excluding Divestitures	$838,682	$823,999	$14,683	1.8%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2020 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2019.

Net Sales by Segment:
	Six months ended December 31,
	2020	2019	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Non-GAAP net sales, including Divestitures	$1,245,146	$1,384,028	$(138,882)	(10.0)%
Divestitures	(170,176)	(227,840)
Net sales, reported	1,074,970	1,156,188	(81,218)	(7.0)%
Foreign exchange impact(a)	15,626	—
Non-GAAP net sales, constant currency excluding Divestitures	$1,090,596	$1,156,188	$(65,592)	(5.7)%

Worldwide Communications & Services:
Non-GAAP net sales, including Divestitures	$536,466	$594,300	$(57,834)	(9.7)%
Divestitures	(43,198)	(83,788)
Net sales, reported	493,268	510,512	(17,244)	(3.4)%
Foreign exchange impact(a)	37,321	—
Non-GAAP net sales, constant currency excluding Divestitures	$530,589	$510,512	$20,077	3.9%

Consolidated:
Non-GAAP net sales, including Divestitures	$1,781,612	$1,978,328	$(196,716)	(9.9)%
Divestitures	(213,374)	(311,628)
Net sales, reported	1,568,238	1,666,700	(98,462)	(5.9)%
Foreign exchange impact(a)	52,947	—
Non-GAAP net sales, constant currency excluding Divestitures	$1,621,185	$1,666,700	$(45,515)	(2.7)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2020 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2019.

Net Sales by Geography:
	Quarter ended December 31,
	2020	2019	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$720,004	$734,832	$(14,828)	(2.0)%

International:
Non-GAAP net sales, including Divestitures	$159,216	$245,078	$(85,862)	(35.0)%
Divestitures	(68,323)	(155,911)
Net sales, reported	90,893	89,167	1,726	1.9%
Foreign exchange impact (a)	27,785	—
Non-GAAP net sales, constant currency excluding Divestitures	$118,678	$89,167	$29,511	33.1%

Consolidated:
Non-GAAP net sales, including Divestitures	$879,220	$979,910	$(100,690)	(10.3)%
Divestitures	(68,323)	(155,911)
Net sales, reported	810,897	823,999	(13,102)	(1.6)%
Foreign exchange impact(a)	27,785	—
Non-GAAP net sales, constant currency excluding Divestitures	$838,682	$823,999	$14,683	1.8%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2020 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2019.

	Six months ended December 31,
	2020	2019	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,403,607	$1,503,343	$(99,736)	(6.6)%

International:
Non-GAAP net sales, including Divestitures	$378,005	$474,985	$(96,980)	(20.4)%
Divestitures	(213,374)	(311,628)
Net sales, reported	164,631	163,357	1,274	0.8%
Foreign exchange impact(a)	52,947	—
Non-GAAP net sales, constant currency excluding Divestitures	$217,578	$163,357	$54,221	33.2%

Consolidated:
Non-GAAP net sales, including Divestitures	$1,781,612	$1,978,328	$(196,716)	(9.9)%
Divestitures	(213,374)	(311,628)
Net sales, reported	1,568,238	1,666,700	(98,462)	(5.9)%
Foreign exchange impact(a)	52,947	—
Non-GAAP net sales, constant currency excluding Divestitures	$1,621,185	$1,666,700	$(45,515)	(2.7)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2020 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2019.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$5,887	$13,302	$(7,415)	(55.7)%	1.1%	2.3%
Adjustments:
Amortization of intangible assets	1,968	1,968	—
Non-GAAP operating income	$7,855	$15,270	$(7,415)	(48.6)%	1.4%	2.7%

Worldwide Communications & Services:
GAAP operating income	$13,087	$6,415	$6,672	104.0%	5.0%	2.6%
Adjustments:
Amortization of intangible assets	2,894	3,342	(448)
Change in fair value of contingent consideration	—	3,176	(3,176)
Restructuring costs	—	266	(266)
Non-GAAP operating income	$15,981	$13,199	$2,782	21.1%	6.2%	5.3%

Corporate:
GAAP operating income	$(1,844)	$(1,151)	$(693)	nm*	nm*	nm*
Adjustments:
Restructuring costs	484	—
Acquisition and divestiture costs	1,360	1,151	209
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$17,130	$18,566	$(1,436)	(7.7)%	2.1%	2.3%
Adjustments:
Amortization of intangible assets	4,862	5,310	(448)
Change in fair value of contingent consideration	—	3,176	(3,176)
Acquisition and divestiture costs	1,360	1,151	209
Restructuring costs	484	266	218
Non-GAAP operating income	$23,836	$28,469	$(4,633)	(16.3)%	2.9%	3.5%

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2020	2019	$ Change	% Change	2020	2019
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$8,034	$24,374	$(16,340)	(67.0)%	0.7%	2.1%
Adjustments:
Amortization of intangible assets	3,936	3,936	—
Non-GAAP operating income	$11,970	$28,310	$(16,340)	(57.7)%	1.1%	2.4%

Worldwide Communications & Services:
GAAP operating income	$21,340	$15,614	$5,726	36.7%	4.3%	3.1%
Adjustments:
Amortization of intangible assets	5,780	5,912	(132)
Change in fair value of contingent consideration	516	5,649	(5,133)
Restructuring costs	—	435	(435)
Non-GAAP operating income	$27,636	$27,610	$26	0.1%	5.6%	5.4%

Corporate:
GAAP operating income	$(10,610)	$(1,909)	$(8,701)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	1,857	1,909	(52)
Restructuring costs	8,753	—	8,753
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$18,764	$38,079	$(19,315)	(50.7)%	1.2%	2.3%
Adjustments:
Amortization of intangible assets	9,716	9,848	(132)
Change in fair value of contingent consideration	516	5,649	(5,133)
Acquisition and divestiture costs	1,857	1,909	(52)
Restructuring costs	8,753	435	8,318
Non-GAAP operating income	39,606	55,920	$(16,314)	(29.2)%	2.5%	3.4%

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

	Quarter ended December 31, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$810,897	$—	$—	$—	$—	$810,897
Gross profit	86,043	—	—	—	—	86,043
Operating income	17,130	4,862	—	1,360	484	23,836
Other expense, net	1,386	—	—	—	—	1,386
Pre-tax income	15,744	4,862	—	1,360	484	22,450
Net income from continuing operations	11,061	3,682	—	1,360	366	16,469
Diluted EPS from continuing operations	$0.43	$0.15	$—	$0.06	$0.01	$0.65

	Quarter ended December 31, 2019
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$823,999	$—	$—	$—	$—	$823,999
Gross profit	98,319	—	—	—	—	98,319
Operating income	18,566	5,310	3,176	1,151	266	28,469
Other expense, net	2,533	—	—	—	—	2,533
Pre-tax income	16,033	5,310	3,176	1,151	266	25,936
Net income from continuing operations	11,626	4,032	2,401	1,151	196	19,406
Diluted EPS from continuing operations	$0.46	$0.16	$0.09	$0.05	$0.01	$0.77

	Six months ended December 31, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,568,238	$—	$—	$—	$—	$1,568,238
Gross profit	166,823	—	—	—	—	166,823
Operating income	18,764	9,716	516	1,857	8,753	39,606
Other expense, net	3,182	—	—	—	—	3,182
Pre-tax income	15,582	9,716	516	1,857	8,753	36,424
Net income from continuing operations	10,946	7,357	390	1,857	6,617	27,167
Diluted EPS from continuing operations	$0.43	$0.29	$0.02	$0.07	$0.26	$1.07

	Six months ended December 31, 2019
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,666,700	$—	$—	$—	$—	$1,666,700
Gross profit	196,844	—	—	—	—	196,844
Operating income	38,079	9,848	5,649	1,909	435	55,920
Other expense, net	5,417	—	—	—	—	5,417
Pre-tax income	32,662	9,848	5,649	1,909	435	50,503
Net income from continuing operations	23,917	7,438	4,270	1,909	324	37,858
Diluted EPS from continuing operations	$0.94	$0.29	$0.17	$0.07	$0.01	$1.48

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

Our cash and cash equivalents balance totaled $67.2 million at December 31, 2020, compared to $29.5 million at June 30, 2020, including $48.5 million and $23.6 million held outside of the United States at December 31, 2020 and June 30, 2020, respectively. Checks released but not yet cleared in the amounts of $19.3 million and $17.1 million are included in accounts payable at December 31, 2020 and June 30, 2020, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary, but earnings from Brazil will continue to be considered retained indefinitely for reinvestment. All other foreign geographies are immaterial. It has been our practice to reinvest those earnings in the businesses outside the United States. As a result of the sale of the Latin American and European entities, the Company repatriated the proceeds to the United States with minimal tax consequences.
Our net investment in working capital at December 31, 2020 was $429.5 million compared to $431.3 million at June 30, 2020 and $548.0 million at December 31, 2019. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Six months ended
	December 31,
	2020	2019
Cash provided by (used in):	(in thousands)
Operating activities	$115,674	$82,734
Investing activities	32,902	(51,662)
Financing activities	(109,883)	(90,004)
Effect of exchange rate change on cash and cash equivalents	1,887	(256)
Increase in cash and cash equivalents	$32,732	$18,187
Net cash provided by operating activities was $115.7 million for the six months ended December 31, 2020, compared to $82.7 million provided in the prior-year period. Cash provided by operating activities for the six months ended December 31, 2020 is primarily attributable to cash provided by increased accounts payable, decreased inventory, and earnings from operations adjusted for non-cash items, partially offset by increased accounts receivable. Cash provided by operating activities for the six months ended December 31, 2019 is primarily attributable to earnings from operations adjusted for non-cash items and increased accounts payable, partially offset by increased inventory.

The number of days sales outstanding ("DSO") was 60 days at December 31, 2020, compared to 63 days at June 30, 2020 and 56 days at December 31, 2019. Inventory turned 6.9 times during the quarter ended December 31, 2020 compared to 6.2 times for previous quarter ended September 30, 2020 and 4.8 times in the prior-year quarter ended December 31, 2019.

Cash provided by investing activities for the six months ended December 31, 2020 was $32.9 million, compared to $51.7 million used in the prior-year period. Cash provided by investing activities primarily represents the sale of our discontinued operations in the six months ended December 31, 2020. The prior-year period includes cash of $48.9 million used for the acquisition of intY.

Management expects capital expenditures for fiscal year 2021 to range from $3 million to $6 million, primarily for IT investments and facility improvements.

For the six months ended December 31, 2020, cash used for financing activities totaled $109.9 million, compared to $90.0 million used in the prior-year period. Cash used for financing activities for both periods was primarily for repayments on the revolving credit facility and contingent consideration payments to the former shareholders of Intelisys.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at December 31, 2020. Including borrowings for both continuing and discontinued operations, there was $5.0 million and $92.4 million in outstanding borrowings on our revolving credit facility at December 31, 2020 and June 30, 2020, respectively.

Including borrowings for both continuing and discontinued operations, the average daily balance for the revolving credit facility, excluding the term loan facility, was $70.4 million and $253.1 million for the six month periods ended December 31, 2020 and 2019, respectively. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million at December 31, 2020 and June 30, 2020. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $344.7 million and $257.3 million available for additional borrowings at December 31, 2020 and June 30, 2020, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At December 31, 2020, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $195.1 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of December 31, 2020, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

We had a bank overdraft facility with Bank of America used by our European subsidiaries, which was terminated with the sale of the Europe distribution business in November 2020. The facility allowed us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility had interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was no outstanding balance on the overdraft facility at December 31, 2020 and $3.5 million was outstanding for the discontinued operations at June 30, 2020.

Earnout Payments

Related to the acquisition on August 29, 2016, the final earnout payment for Intelisys, which totaled $46.9 million, was paid in October 2020, funded by borrowings on our revolving credit facility.

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

We maintain an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers’ failure to make payments on accounts receivable due to the Company. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country-specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables over the contractual life are recorded at inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company's market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. No material changes have occurred to our market risks since June 30, 2020.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective at December 31, 2020. During the quarter and six months ended December 31, 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Letter, Dated November 16, 2020, of Stephen Jones

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

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2020 and June 30, 2020; (ii) the Condensed Consolidated Income Statements for the quarter and six months ended December 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarter and six months ended December 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Shareholder's Equity at December 31, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	February 2, 2021	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN T. JONES
Stephen T. Jones
Date:	February 2, 2021	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)