Form 10-Q
period 2021-03-31
SCANSOURCE, INC.
filed 2021-05-10
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Common Stock, no par value per share	25,466,365 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2021

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$49,321	$29,485
Accounts receivable, less allowance of $21,180 at March 31, 2021 and $21,906 at June 30, 2020	509,404	443,185
Inventories	459,652	454,885
Prepaid expenses and other current assets	99,424	94,681
Current assets held for sale	—	181,231
Total current assets	1,117,801	1,203,467
Property and equipment, net	45,316	55,641
Goodwill	217,093	214,288
Identifiable intangible assets, net	109,172	121,547
Deferred income taxes	24,405	24,630
Other non-current assets	68,835	72,521
Total assets	$1,582,622	$1,692,094
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$521,552	$454,240
Accrued expenses and other current liabilities	87,969	76,686
Current portion of contingent consideration	—	46,334
Income taxes payable	5,333	5,886
Current portion of long-term debt	7,843	7,839
Current liabilities held for sale	—	128,022
Total current liabilities	622,697	719,007
Deferred income taxes	4,309	3,884
Long-term debt, net of current portion	137,206	143,175
Borrowings under revolving credit facility	53,802	67,714
Other long-term liabilities	74,033	80,068
Total liabilities	892,047	1,013,848
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,466,365 and 25,361,298 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	68,895	63,765
Retained earnings	734,361	747,276
Accumulated other comprehensive loss	(112,681)	(132,795)
Total shareholders’ equity	690,575	678,246
Total liabilities and shareholders’ equity	$1,582,622	$1,692,094

June 30, 2020 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$729,873	$744,584	$2,298,111	$2,411,285
Cost of goods sold	641,757	660,006	2,043,172	2,129,862
Gross profit	88,116	84,578	254,939	281,423
Selling, general and administrative expenses	60,099	64,971	182,681	201,344
Depreciation expense	3,141	3,268	9,634	9,729
Intangible amortization expense	4,880	5,159	14,595	15,007
Restructuring and other charges	560	169	9,312	604
Change in fair value of contingent consideration	—	618	516	6,266
Operating income	19,436	10,393	38,201	48,473
Interest expense	1,576	3,098	5,285	9,727
Interest income	(745)	(1,080)	(1,756)	(2,627)
Other (income) expense, net	(302)	(137)	183	198
Income before income taxes	18,907	8,512	34,489	41,175
Provision for income taxes	5,121	2,797	9,757	11,542
Net income from continuing operations	13,786	5,715	24,732	29,633
Net loss from discontinued operations	(688)	(4,002)	(37,647)	(5,025)
Net income (loss)	$13,098	$1,713	$(12,915)	$24,608
Per share data:

Net income from continuing operations per common share, basic	$0.54	$0.23	$0.97	$1.17
Net loss from discontinued operations per common share, basic	(0.03)	(0.16)	$(1.48)	$(0.20)
Net income (loss) per common share, basic	$0.51	$0.07	$(0.51)	$0.97
Weighted-average shares outstanding, basic	25,455	25,346	25,404	25,386

Net income from continuing operations per common share, diluted	$0.54	$0.23	$0.97	$1.16
Net loss from discontinued operations per common share, diluted	(0.03)	(0.16)	$(1.48)	$(0.20)
Net income (loss) per common share, diluted	$0.51	$0.07	$(0.51)	0.97
Weighted-average shares outstanding, diluted	25,572	25,363	25,484	25,444

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$13,098	$1,713	$(12,915)	$24,608
Unrealized gain (loss) on hedged transaction, net of tax	1,582	(4,046)	2,209	(4,217)
Unrealized foreign currency translation adjustment	(9,216)	(28,788)	6,269	(34,869)
Realized foreign currency loss from discontinued operations	—	—	11,635	—
Comprehensive income (loss)	$5,464	$(31,121)	$7,198	$(14,478)

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	25,361,298	$63,765	$747,276	$(132,795)	$678,246
Net loss	—	—	(11,819)	—	(11,819)
Unrealized gain on hedged transaction, net of tax	—	—	—	109	109
Unrealized foreign currency translation adjustment	—	—	—	3,511	3,511
Share-based compensation	—	1,180	—	—	1,180
Balance at September 30, 2020	25,361,298	$64,945	$735,457	$(129,175)	$671,227
Net loss	—	—	(14,194)	—	(14,194)
Unrealized gain on hedged transaction, net of tax	—	—	—	519	519
Unrealized foreign currency translation adjustment	—	—	—	11,974	11,974
Realized foreign currency loss from discontinued operations	—	—	—	11,635	11,635
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	90,342	(1,036)	—	—	(1,036)
Share-based compensation	—	2,015	—	—	2,015
Balance at December 31, 2020	25,451,640	$65,924	$721,263	$(105,048)	$682,139
Net income	—	—	13,098	—	13,098
Unrealized gain on hedged transaction, net of tax	—	—	—	1,582	1,582
Unrealized foreign currency translation adjustment	—	—	—	(9,216)	(9,216)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	14,725	439	—	—	439
Share-based compensation	—	2,532	—	—	2,532
Balance at March 31, 2021	25,466,365	$68,895	$734,361	$(112,681)	$690,575

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(12,915)	$24,608
Net loss from discontinued operations	(37,647)	(5,025)
Net income from continuing operations	24,732	29,633
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	25,417	26,585
Amortization of debt issue costs	313	313
Provision for doubtful accounts	226	1,399
Share-based compensation	5,711	4,053
Deferred income taxes	(26)	(1,479)
Change in fair value of contingent consideration	516	6,266
Contingent consideration payments excess	(5,457)	(3,050)
Finance lease interest	96	64
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(68,654)	(85)
Inventories	(5,907)	(7,446)
Prepaid expenses and other assets	(1,641)	(10,977)
Other non-current assets	2,846	(1,029)
Accounts payable	69,609	55,378
Accrued expenses and other liabilities	8,434	13,233
Income taxes payable	(793)	(4,775)
Net cash provided by operating activities of continuing operations	55,422	108,083
Cash flows from investing activities of continuing operations:
Capital expenditures	(2,283)	(6,575)
Cash paid for business acquisitions, net of cash acquired	—	(48,915)
Proceeds from the sale of discontinued operations	34,356	—
Net cash provided by (used in) investing activities of continuing operations	32,073	(55,490)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	1,486,464	1,608,472
Repayments on revolving credit, net of expenses	(1,500,375)	(1,650,862)
Borrowings on long-term debt, net	(5,964)	(3,147)
Repayments of finance lease obligations	(974)	(660)
Contingent consideration payments	(41,393)	(35,481)
Exercise of stock options	439	754
Taxes paid on settlement of equity awards	(1,036)	(1,354)
Repurchase of common stock	—	(6,077)
Net cash used in financing activities of continuing operations	(62,839)	(88,355)

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued
(In thousands)

Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	21,704	42,000
Net cash flows used in by investing activities of discontinued operations	(58)	(48)
Net cash flows (used in) provided by financing activities of discontinued operations	(29,494)	6,739
Net cash flows (used in) provided by discontinued operations	(7,848)	48,691
Effect of exchange rate changes on cash and cash equivalents	(1,942)	(2,151)
Increase in cash and cash equivalents	14,866	10,778
Cash and cash equivalents at beginning of period	34,455	23,818
Cash and cash equivalents at end of period	49,321	34,596
Cash and cash equivalents of discontinued operations	—	4,838
Cash and cash equivalents of continuing operations	$49,321	$29,758

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. During the quarter ended December 31, 2020, the Company completed the divestitures of its products distribution business in the UK, Europe and Latin America, outside of Brazil. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer and service type.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2021 and June 30, 2020, the results of operations for the quarters and nine months ended March 31, 2021 and 2020, the statements of comprehensive income for the quarters and nine months ended March 31, 2021 and 2020, the statements of shareholders' equity for the quarters and nine months ended March 31, 2021 and 2020 and the statements of cash flows for the nine months ended March 31, 2021 and 2020. The results of operations for the quarters and nine months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The Company has reclassified certain prior year amounts for the results of discontinued operations to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2021 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $17.0 million and $17.1 million are included in accounts payable on the condensed consolidated balance sheets at March 31, 2021 and June 30, 2020, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.1 million and $9.6 million for the quarter and nine months ended March 31, 2021, respectively, and $3.3 million and $9.7 million for the quarter and nine months ended March 31, 2020, respectively. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.3 million and $1.2 million for the quarter and nine months ended March 31, 2021, respectively, and $0.6 million and $1.8 million for the quarter and nine months ended March 31, 2020, respectively. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.9 million and $14.6 million for the quarter and nine months ended March 31, 2021, respectively, and $5.2 million and $15.0 million for the quarter and nine months ended March 31, 2020, respectively.

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

The changes in the allowance for doubtful accounts for the nine months ended March 31, 2021 are set forth in the table below.

	June 30, 2020	Amounts Charged to Expense	Write-offs	Other (1)	March 31, 2021
	(in thousands)
Trade accounts and current notes receivable allowance	$21,906	$226	$(1,603)	$651	$21,180
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the nine months ended March 31, 2021.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2021
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$502,227	$211,369	$713,596
Intelisys	—	16,277	16,277
	$502,227	$227,646	$729,873

	Nine months ended March 31, 2021
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,577,197	$673,134	$2,250,331
Intelisys	—	47,780	47,780
	$1,577,197	$720,914	$2,298,111

	Quarter ended March 31, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$489,218	$240,819	$730,037
Intelisys	—	14,547	14,547
	$489,218	$255,366	$744,584

	Nine months ended March 31, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$1,645,406	$723,557	$2,368,963
Intelisys	—	42,322	42,322
	$1,645,406	$765,879	$2,411,285

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$13,786	$5,715	$24,732	$29,633
Net loss from discontinued operations	(688)	(4,002)	(37,647)	(5,025)
Net (loss) income	$13,098	$1,713	$(12,915)	$24,608
Denominator:
Weighted-average shares, basic	25,455	25,346	25,404	25,386
Dilutive effect of share-based payments	117	17	80	58
Weighted-average shares, diluted	25,572	25,363	25,484	25,444

Net income from continuing operations per common share, basic	$0.54	$0.23	$0.97	$1.17
Net loss from discontinued operations per common share, basic	(0.03)	(0.16)	(1.48)	(0.20)
Net (loss) income per common share, basic	$0.51	$0.07	$(0.51)	$0.97

Net income from continuing operations per common share, diluted	$0.54	$0.23	$0.97	$1.16
Net loss from discontinued operations per common share, diluted	(0.03)	(0.16)	(1.48)	(0.20)
Net (loss) income per common share, diluted	$0.51	$0.07	$(0.51)	$0.97

For the quarter and nine months ended March 31, 2021, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,532,961 and 1,285,153, respectively. For the quarter and nine months ended March 31, 2020, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,036,740 and 980,803, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	March 31, 2021	June 30, 2020
	(in thousands)
Foreign currency translation adjustment	$(108,069)	$(125,974)
Unrealized loss on hedged transaction, net of tax	(4,612)	(6,821)
Accumulated other comprehensive loss	$(112,681)	$(132,795)

The tax effect of amounts in comprehensive (income) loss reflect a tax expense or (benefit) as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
	(in thousands)
Tax expense (benefit)	$1,088	$617	$1,348	$921

(6) Acquisitions
intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, and developed technology. Goodwill recognized on this acquisition is not deductible for tax purposes. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0.1 million and $0.5 million for the quarter and nine months ended March 31, 2020, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

(7) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2021, by reporting segment, are set forth in the table below.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2020	$16,370	$197,918	$214,288
Foreign currency translation adjustment	—	2,805	2,805
Balance at March 31, 2021	$16,370	$200,723	$217,093

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2021.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2020	$121,547
Amortization expense	(14,595)
Foreign currency translation adjustment	2,220
Balance at March 31, 2021	$109,172

(8) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt for continuing and discontinued operations at March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
	(in thousands)
Short-term borrowings(a)	$—	$3,524
Current portion of long-term debt	7,843	7,839
Mississippi revenue bond, net of current portion	4,081	4,425
Senior secured term loan facility, net of current portion	133,125	138,750
Borrowings under revolving credit facility(b)	53,802	92,418
Total debt	$198,851	$246,956
(a) Short-term borrowings are classified as held for sale in the Consolidated Balance sheets for the Company's discontinued operations at June 30, 2020.

(b) Borrowings under the revolving credit facility classified as held for sale in the Consolidated Balance Sheets for the Company's discontinued operations totaled $24.7 million at June 30, 2020.

Short-term Borrowings

The Company had a bank overdraft facility with Bank of America used by its products distribution business in the UK and European Union recognized as short-term borrowings. The facility was terminated with the sale of the business in November 2020. The facility allowed the Company to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility had an interest rate equal to 1% over the applicable currency's London Interbank Offered Rate ("LIBOR") with a zero percent floor. There were no borrowings outstanding under the overdraft facility at March 31, 2021. At June 30, 2020, there was $3.5 million outstanding under the overdraft facility classified as held for sale in the Consolidated Balance Sheets. The borrowings were denominated in euros, which bore a negative LIBOR rate at June 30, 2020, and as such the interest applicable to the Company was 1.0%.

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). On April 30, 2019, the Company amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase. The Company incurred debt issuance costs of $1.1 million in connection with the amendments to the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

The spread in effect as of March 31, 2021 was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at March 31, 2021 was 0.20%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at March 31, 2021.

Including borrowings for both continuing and discontinued operations, the average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2021 and 2020 was $62.1 million and $252.4 million, respectively. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $296.2 million and $257.3 million available for additional borrowings as of March 31, 2021 and June 30, 2020, respectively. At March 31, 2021, based upon the Leverage Ratio calculation, there was $172.6 million available for additional borrowings. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2021 and $0.3 million at June 30, 2020.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2021, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2021 and June 30, 2020 were 0.96% and 1.03%, respectively.

Debt Issuance Costs

At March 31, 2021, net debt issuance costs associated with the credit facility and bond totaled $1.3 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $25.5 million and $16.6 million for the exchange of foreign currencies at March 31, 2021 and June 30, 2020, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2021 and 2020 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(1,061)	$(3,264)	$852	$(3,749)
Net foreign currency transactional and re-measurement losses (gains)	1,020	3,168	(74)	3,835
Net foreign currency exchange (gains) losses	$(41)	$(96)	$778	$86

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and nine months ended March 31, 2021 and 2020.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended March 31, 2021 and 2020, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$557	$180	$1,682	$343
Unrealized gain (loss) in fair value of interest rate swap	1,549	(5,518)	1,281	(5,890)
Net increase (decrease) in accumulated other comprehensive income	2,106	(5,338)	2,963	(5,547)
Income tax effect	524	(1,292)	754	(1,330)
Net increase (decrease) in accumulated other comprehensive income, net of tax	$1,582	$(4,046)	$2,209	$(4,217)

The Company used the following derivative instruments at March 31, 2021 and June 30, 2020, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2021		June 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$45	$—	$26
Foreign currency hedge	Accrued expenses and other current liabilities	$275	$—	$—	$—
Interest rate swap agreement	Other long-term liabilities	$6,340	$—	$9,433	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$30,145	$30,145	$—	$—
Total assets at fair value	$30,145	$30,145	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$30,145	$30,145	$—	$—
Forward foreign currency exchange contracts	45	—	45	—
Foreign currency hedge	275	—	275	—
Interest rate swap agreement	6,340	—	6,340	—
Total liabilities at fair value	$36,805	$30,145	$6,660	$—

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

Intelisys is part of the Company's Worldwide Communications & Services segment. The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine months ended March 31, 2021. The final earnout payment due to the former owners of Intelisys was paid in October 2020.

	Quarter ended March 31, 2021	Nine months ended March 31, 2021
	Worldwide Communications & Services Segment
	(in thousands)
Fair value at beginning of period	$—	$46,334
Payments	—	(46,850)
Change in fair value of contingent consideration	—	516
Fair value at end of period	$—	$—

The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for the Intelisys earnout for the quarter and nine months ended March 31, 2020.

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

Intelisys

The final contingent consideration payment related to Intelisys was paid during the quarter ended December 31, 2020. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $0.5 million for the nine months ended March 31, 2021. The change in fair value for the current nine month period is due to the recurring amortization of the unrecognized fair value discount.

The fair value of the liability for the contingent consideration related to Intelisys recognized at March 31, 2020 was $45.7 million, all of which was classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $0.6 million and $6.3 million for the quarter and nine months ended March 31, 2020, respectively. The change in fair value for the prior-year quarter and nine month period is primarily driven by the recurring amortization of the unrecognized fair value discount and better than expected actual results.

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

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services and includes the Company's acquisition of intY. The Company has business operations within this segment in the United States, Canada, Brazil and the UK. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$502,227	$489,218	$1,577,197	$1,645,406
Worldwide Communications & Services	227,646	255,366	720,914	765,879
	$729,873	$744,584	$2,298,111	$2,411,285
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$3,772	$4,210	$11,852	$12,765
Worldwide Communications & Services	3,867	3,981	11,257	11,436
Corporate	719	795	2,308	2,384
	$8,358	$8,986	$25,417	$26,585
Change in fair value of contingent consideration:
Worldwide Communications & Services	$—	$618	$516	$6,266
	$—	$618	$516	$6,266
Operating income:
Worldwide Barcode, Networking & Security	$8,054	$4,779	$16,088	$29,153
Worldwide Communications & Services	12,214	6,394	33,555	22,009
Corporate(1)	(832)	(780)	(11,442)	(2,689)
	$19,436	$10,393	$38,201	$48,473
Capital expenditures:
Worldwide Barcode, Networking & Security	$(532)	$(1,855)	$(1,173)	$(3,294)
Worldwide Communications & Services	(297)	(1,988)	(1,110)	(3,281)
	$(829)	$(3,843)	$(2,283)	$(6,575)
Sales by Geography Category:
United States and Canada	$666,773	$677,798	$2,081,377	$2,200,644
International	64,153	74,409	228,784	237,770
Less intercompany sales	(1,053)	(7,623)	(12,050)	(27,129)
	$729,873	$744,584	$2,298,111	$2,411,285

(1) Includes restructuring costs of $0.6 million and $9.3 million for the quarter and nine months ended March 31, 2021.

	March 31, 2021	June 30, 2020
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$786,123	$766,746
Worldwide Communications & Services	775,359	685,053
Corporate	21,140	59,064
Assets held for sale	—	181,231
	$1,582,622	$1,692,094
Property and equipment, net by Geography Category:
United States and Canada	$42,517	$53,083
International	2,799	2,558
	$45,316	$55,641

(12) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring in fiscal year 2022. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at March 31, 2021 and June 30, 2020.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at March 31, 2021 and June 30, 2020:

Operating leases	Balance Sheet location	March 31, 2021	June 30, 2020
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$20,265	$23,581
Current operating lease liabilities	Accrued expenses and other current liabilities	4,283	4,476
Long-term operating lease liabilities	Other long-term liabilities	17,598	20,760

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and nine months ended March 31, 2021 and 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating lease cost	$1,277	$1,521	$3,964	$4,685
Variable lease cost	297	389	880	919
	$1,574	$1,910	$4,844	$5,604

Supplemental cash flow information related to the Company's operating leases for the quarter and nine months ended March 31, 2021 and 2020 are presented in the table below:

	Nine months ended
	March 31,
	2021	2020
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$4,116	$4,351
Right-of-use assets obtained in exchange for lease obligations	—	1,672

The weighted-average remaining lease term and discount rate at March 31, 2021 are presented in the table below:

March 31, 2021
Weighted-average remaining lease term	5.42 years
Weighted-average discount rate	4.1%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2021:

Operating leases
(in thousands)
Remainder of 2021	$1,329
2022	4,992
2023	4,658
2024	4,158
2025	3,256
Thereafter	5,990
Total future payments	24,383
Less: amounts representing interest	2,502
Present value of lease payments	$21,881
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.5 million and $4.8 million, at March 31, 2021 and June 30, 2020, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$14
Other non-current assets	$3,510	$3,652
Liabilities
Accrued expenses and other current liabilities	$14	$14
Other long-term liabilities	$3,510	$3,652

The decrease in pre-acquisition contingencies and corresponding indemnification receivables is due to a slight decrease in the foreign exchange rate of the Brazilian real against the US dollar.

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

The following table presents the restructuring and severance costs incurred for the quarter and nine months ended March 31, 2021:

	Quarter ended March 31, 2021	Nine months ended March 31, 2021
	(in thousands)
Severance and benefit costs	$326	$8,825
Other	234	487
Total restructuring and other charges	$560	$9,312

For the quarter and nine months ended March 31, 2021, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Worldwide Communications & Services or Worldwide Barcode, Networking & Security segment. The Company incurred restructuring charges in the prior year that were immaterial to the condensed consolidated financial statements and unrelated to the program described above.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the nine months ended March 31, 2021:

Accrued Expenses
(in thousands)
Balance at July 1, 2020	$—
Charged to expense	9,312
Cash payments	(6,803)
Balance at March 31, 2021	$2,509

The remaining balance as of March 31, 2021 of $2.5 million, primarily related to Corporate, is expected to be paid through the first quarter of fiscal year 2022.

(15) Income Taxes

Income taxes for the quarters and nine months ended March 31, 2021 and 2020 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the current period, a discrete net tax benefit of $0.5 million was recorded, which is primarily attributable to exempt foreign income.

The Company’s effective tax rate of 27.1% and 28.3% for the quarter and nine months ended March 31, 2021, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 32.9% and 28.0% for the quarter and nine months ended March 31, 2020, respectively.

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

The Tax Cuts and Jobs Act (TCJA), passed in December 2017, created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. The GILTI tax became effective for the Company during fiscal year 2019 and an accounting policy election was made to treat the tax as a current period expense.

The Company had approximately $1.2 million of total gross unrecognized tax benefits at March 31, 2021 and June 30, 2020. Of this total at March 31, 2021, approximately $1 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2021 and June 30, 2020, the Company had approximately $1.2 million and $1.1 million, respectively, accrued for interest and penalties.

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

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the quarter and nine months ended March 31, 2021, the Company recorded an additional pre-tax loss on disposal group of $0.7 million and $34.5 million, respectively. This loss includes the realization of cumulative translation adjustments of $0.0 million and $11.6 million for the quarter and nine months ended March 31, 2021, respectively. Additional losses during the quarter and nine months ended March 31, 2021 are primarily attributable to a reduction in the net proceeds received for the Divestitures.

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK business on November 12, 2020. Total cash received for the sale of divestitures was $34.4 million.

Major components of net loss from discontinued operations for the quarters and nine months ended March 31, 2021 and 2020 were as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net sales	$—	$127,899	$213,373	$439,527
Cost of goods sold	—	117,669	198,512	400,158
Gross profit	—	10,230	14,861	39,369
Selling, general and administrative expenses	—	13,782	17,291	42,607
Depreciation expense	—	225	—	771
Intangible amortization expense	—	327	—	1,073
Operating loss	—	(4,104)	(2,430)	(5,082)
Interest expense, net	—	323	394	1,236
Loss on disposal group	688	—	34,496	—
Other (income) expense, net	—	433	310	(96)
Loss from discontinued operations before taxes	(688)	(4,860)	(37,630)	(6,222)
Income tax expense (benefit)	—	(858)	17	(1,197)
Net loss from discontinued operations	$(688)	$(4,002)	$(37,647)	$(5,025)

The major classes of assets and liabilities classified as held-for-sale in the accompanying consolidated balance sheets, were as follows as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$4,970
Accounts receivable, net	—	117,200
Inventories, net	—	106,779
Prepaid expenses and other current assets	—	23,808
Total current assets	—	252,757
Property and equipment, net	—	1,833
Deferred income taxes	—	9,349
Other non-current assets	—	6,215
Total assets, before valuation allowance	—	270,154
Less: valuation allowance	—	(88,923)
Total assets, net of valuation allowance (1)	$—	$181,231
Liabilities
Current liabilities:
Accounts payable	$—	$56,098
Accrued expenses and other current liabilities	—	14,815
Other taxes payable	—	20,378
Short-term borrowings	—	3,524
Income tax payable	—	1,085
Total current liabilities	—	95,900
Borrowings under revolving credit facility	—	24,704
Other long-term liabilities	—	7,418
Total liabilities(1)	$—	$128,022
(1) Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company's consolidated balance sheet as of June 30, 2020. The discontinued operations were disposed of during the quarter ended December 31, 2020.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine months ended March 31,
	2021	2020
	(in thousands)
Loss on disposal group	$34,496	$—
Depreciation and amortization	—	1,844
Capital expenditures	(58)	(48)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, Axis, AudioCodes, Avaya, Barco, Bematech, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Extreme, Fortinet, Hanwha, Honeywell, HID, Ingenico, Intrado, Jabra, Lumen, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, TPx, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including offerings in contact center, infrastructure and unified communications.

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

We continue to monitor and assess the impacts of the COVID-19 pandemic. During the first nine months of our fiscal year, GAAP net sales declined 4.7% year-over-year while non-GAAP net sales, which exclude the negative impact of fluctuations in foreign currency translation, decreased 1.9% year-over-year.

In July 2020, we announced actions to address the business impacts of the COVID-19 pandemic and prepare for our next phase of growth. These actions included a $30 million annualized expense reduction plan. During the quarter and nine months ended March 31, 2021, we recognized approximately $0.6 million and $9.3 million, respectively, for restructuring and other charges, largely for severance and employee benefits for employees who left the Company as part of this plan. These actions are designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the

COVID-19 pandemic. As part of the plan, we are continuing to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the COVID-19 pandemic.

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

Results of Operations from Continuing Operations

Net Sales
The following tables summarize our net sales results by technology segment and by geographic location for our continuing operations for the quarters and nine months ended March 31, 2021 and 2020:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2021	2020	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$502,227	$489,218	$13,009	2.7%	3.5%
Worldwide Communications & Services	227,646	255,366	(27,720)	(10.9)%	(6.8)%
Total net sales	$729,873	$744,584	$(14,711)	(2.0)%	—%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2021	2020	$ Change	% Change
	(in thousands)
Worldwide Barcode, Networking & Security	$1,577,197	$1,645,406	$(68,209)	(4.1)%	(2.9)%
Worldwide Communications & Services	720,914	765,879	(44,965)	(5.9)%	0.4%
Total net sales	$2,298,111	$2,411,285	$(113,174)	(4.7)%	(1.9)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Divestitures and acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to customers in North America and Brazil. For the quarter ended March 31, 2021, net sales for the Barcode, Networking & Security segment increased $13.0 million, or 2.7%, compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales increased $17.1 million, or 3.5%, for the quarter ended March 31, 2021 compared to the prior-year quarter. The increase in net sales and adjusted net sales is primarily due to increased sales in our business in North America and Brazil (in local currency). During the quarter, we saw continued progress in recovering from the sales impacts of the COVID-19 pandemic across key technologies in North America and Brazil.

Net sales decreased $68.2 million, or 4.1% for the nine months ended March 31, 2021 compared to the prior nine month period. Excluding the foreign exchange negative impact, adjusted net sales decreased $48.5 million, or 2.9%, compared to the prior nine month period. The decrease in net sales and adjusted net sales is primarily due to lower sales volume across North America, partially offset by sales growth in Brazil.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter ended March 31, 2021, net sales decreased $27.7 million, or 10.9% compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales for the quarter ended March 31, 2021 decreased $17.2 million, or 6.8% from the quarter ended March 31, 2020. The decrease in net sales and adjusted net sales reflects lower sales volumes in North America, excluding Intelisys, partially offset by sales growth in Brazil (in local currency).
For the nine months ended March 31, 2021, net sales decreased $45.0 million, or 5.9% compared to the prior nine month period, primarily from decreases in sales volume in North America and Brazil. Excluding the foreign exchange negative impact, adjusted net sales increased $2.7 million, or 0.4%, primarily due to sales growth in Brazil (in local currency).

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2021	2020	$ Change	% Change
	(in thousands)
United States and Canada	$665,720	$670,175	$(4,455)	(0.7)%	(0.7)%
International	64,153	74,409	(10,256)	(13.8)%	5.8%
Total net sales	$729,873	$744,584	$(14,711)	(2.0)%	—%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2021	2020	$ Change	% Change
	(in thousands)
United States and Canada	$2,069,327	$2,173,515	$(104,188)	(4.8)%	(4.8)%
International	228,784	237,770	(8,986)	(3.8)%	24.6%
Total net sales	$2,298,111	$2,411,285	$(113,174)	(4.7)%	(1.9)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding Divestitures and acquisitions is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit
The following tables summarize our gross profit for our continuing operations for the quarters and nine months ended March 31, 2021 and 2020:

	Quarter ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Worldwide Barcode, Networking & Security	$43,869	$41,870	$1,999	4.8%	8.7%	8.6%
Worldwide Communications & Services	44,247	42,708	1,539	3.6%	19.4%	16.7%
Gross profit	$88,116	$84,578	$3,538	4.2%	12.1%	11.4%

	Nine months ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Worldwide Barcode, Networking & Security	$127,639	$143,293	$(15,654)	(10.9)%	8.1%	8.7%
Worldwide Communications & Services	127,300	138,130	(10,830)	(7.8)%	17.7%	18.0%
Gross profit	$254,939	$281,423	$(26,484)	(9.4)%	11.1%	11.7%

Worldwide Barcode, Networking & Security

Gross profit dollars and gross profit margin for the Worldwide Barcode, Networking & Security segment increased for the quarter ended March 31, 2021, primarily from increased sales volume and higher margin sales mix compared to the prior year quarter. For the nine months ended March 31, 2021, gross profit dollars and gross profit margin decreased due to lower vendor program recognition, compared to the prior-year period.

Worldwide Communications & Services

Gross profit dollars and gross profit margin increased for the Worldwide Communications & Services segment for the quarter ended March 31, 2021 primarily from a higher margin sales mix and higher vendor program recognition compared to the prior year quarter. For the nine months ended March 31, 2021, gross profit margin and gross profit dollars decreased, primarily from lower margin sales mix compared to the prior-year period, partially offset by the results contributed by our Intelisys recurring revenue business.

Operating Expenses

The following tables summarize our operating expenses for our continuing operations for the quarters and nine months ended March 31, 2021 and 2020:

	Quarter ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Selling, general and administrative expenses	$60,099	$64,971	$(4,872)	(7.5)%	8.2%	8.7%
Depreciation expense	3,141	3,268	(127)	(3.9)%	0.4%	0.4%
Intangible amortization expense	4,880	5,159	(279)	(5.4)%	0.7%	0.7%
Restructuring and other charges	560	169	391	*nm	0.1%	0.0%
Change in fair value of contingent consideration	—	618	(618)	(100.0)%	0.0%	0.1%
Operating expenses	$68,680	$74,185	$(5,505)	(7.4)%	9.4%	10.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)

Selling, general and administrative expenses	$182,681	$201,344	$(18,663)	(9.3)%	7.9%	8.4%
Depreciation expense	9,634	9,729	(95)	(1.0)%	0.4%	0.4%
Intangible amortization expense	14,595	15,007	(412)	(2.7)%	0.6%	0.6%
Restructuring and other charges	9,312	604	8,708	*nm	0.4%	0.0%
Change in fair value of contingent consideration	516	6,266	(5,750)	(91.8)%	0.0%	0.3%
Operating expenses	$216,738	$232,950	$(16,212)	(7.0)%	9.4%	9.7%
*nm - percentages are not meaningful

Selling, general and administrative expenses ("SG&A") decreased $4.9 million and $18.7 million for the quarter and nine months ended March 31, 2021, respectively, compared to the prior-year periods due to lower employee costs and a decrease in travel expenses due to the COVID-19 pandemic. The decrease in employee costs for the quarter and nine months ended March 31, 2021 is a result of our expense reduction plan, which was implemented at the end of July 2020.

Amortization expense decreased $0.3 million and $0.4 million for the quarter and nine months ended March 31, 2021, respectively, compared to the prior-year periods largely due to Canpango intangible write-offs at the end of the prior fiscal year.

Restructuring and other charges incurred of $0.6 million and $9.3 million for the quarter and nine months ended March 31, 2021, respectively, primarily relate to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

We recorded no expense for the change in fair value of contingent consideration for the quarter ended March 31, 2021 and $0.5 million for the nine months ended March 31, 2021, all of which relates to Intelisys. The expense from the change in fair value for the nine months ended March 31, 2021 is due to the amortization of the unrecognized fair value discount for the final Intelisys earnout payment, which was paid in October 2020.

Operating Income

The following tables summarize our operating income for our continuing operations for the quarters and nine months ended March 31, 2021 and 2020:

	Quarter ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Worldwide Barcode, Networking & Security	$8,054	$4,779	$3,275	68.5%	1.6%	1.0%
Worldwide Communications & Services	12,214	6,394	5,820	91.0%	5.4%	2.5%
Corporate	(832)	(780)	(52)	nm*	nm*	nm*
Operating income	$19,436	$10,393	$9,043	87.0%	2.7%	1.4%

	Nine months ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Worldwide Barcode, Networking & Security	$16,088	$29,153	$(13,065)	(44.8)%	1.0%	1.8%
Worldwide Communications & Services	33,555	22,009	11,546	52.5%	4.7%	2.9%
Corporate	(11,442)	(2,689)	(8,753)	nm*	nm*	nm*
Operating income	$38,201	$48,473	$(10,272)	(21.2)%	1.7%	2.0%
*nm - percentages are not meaningful

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income increased $3.3 million and operating margin increased to 1.6% for the quarter ended March 31, 2021 compared to the prior-year quarter. The increase in operating income and margin for the quarter is due to higher gross profits and decreased operating expenses. Operating income decreased $13.1 million and operating margin decreased to 1.0% for the nine months ended March 31, 2021, compared to the prior-year period. The decreases for the nine months ended March 31, 2021 are due to lower gross profits, partially offset by lower SG&A expenses.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income increased $5.8 million and $11.5 million for the quarter and nine months ended March 31, 2021, respectively, and operating margin increased to 5.4% and 4.7% for the quarter and nine months ended March 31, 2021, respectively, compared to the prior-year periods. The increases in operating income and operating margin are primarily from lower SG&A expense, partially offset by lower gross profits for the nine months ended March 31, 2021.

Corporate

Corporate incurred $0.8 million and $11.4 million in restructuring and divestiture expenses for the quarter and nine months ended March 31, 2021, respectively, compared to $0.8 million and $2.7 million in acquisition and divestiture expenses for the quarter and nine months ended March 31, 2020, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for our continuing operations for the quarters and nine months ended March 31, 2021 and 2020:

	Quarter ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$1,576	$3,098	$(1,522)	(49.1)%	0.2%	0.4%
Interest income	(745)	(1,080)	335	31.0%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	(41)	(96)	55	57.3%	(0.0)%	(0.0)%
Other, net	(261)	(41)	(220)	(536.6)%	(0.0)%	(0.0)%
Total other expense, net	$529	$1,881	$(1,352)	(71.9)%	0.1%	0.3%

	Nine months ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$5,285	$9,727	$(4,442)	(45.7)%	0.2%	0.4%
Interest income	(1,756)	(2,627)	871	33.2%	(0.1)%	(0.1)%
Net foreign exchange losses	778	86	692	804.7%	0.0%	0.0%
Other, net	(595)	112	(707)	(631.3)%	(0.0)%	0.0%
Total other expense, net	$3,712	$7,298	$(3,586)	(49.1)%	0.2%	0.3%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and nine months ended March 31, 2021, compared to the prior-year quarter principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the quarter and nine months ended March 31, 2021 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income decreased for the quarter and nine months ended March 31, 2021, compared to the prior-year principally from lower interest earned on customer receivables in North America.

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

Provision for Income Taxes

For the quarter and nine months ended March 31, 2021, income tax expense was $5.1 million and $9.8 million, respectively, reflecting an effective tax rate of 27.1% and 28.3%, respectively. In comparison, for the quarter and nine months ended March 31, 2020, income tax expense totaled $2.8 million and $11.5 million, respectively, reflecting an effective tax rate of 32.9% and 28.0%, respectively. The decrease in the effective tax rate for the quarter is primarily due to the recognition of a net discrete tax benefit of $0.5 million. The increase in the effective tax rate for the nine months ended March 31, 2021 is primarily due to a change in geographical mix of income as compared to the prior-year. We expect the effective tax rate, excluding discrete items, for fiscal year 2021 to be approximately 28.25% to 29.25%. See Note 15 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended March 31, 2021 and 2020, respectively:

	Quarter ended March 31,
	2021	2020
Return on invested capital ratio, annualized (a)	13.6%	6.0%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 90 days in the current quarter and 91 days in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Reconciliation of net income to EBITDA:
Net income from continuing operations (GAAP)	$13,786	$5,715
Plus: Interest expense	1,576	3,098
Plus: Income taxes	5,121	2,797
Plus: Depreciation and amortization	8,358	8,987
EBITDA (non-GAAP)	28,841	20,597
Plus: Change in fair value of contingent consideration	—	618
Plus: Acquisition and divestiture costs (a)	272	780
Plus: Restructuring costs	349	169
Plus: Tax recovery	—	(2,320)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$29,462	$19,844

	Quarter ended March 31,
	2021	2020
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter (b)	$682,139	$927,580
Equity – end of the quarter (b)	690,575	897,678
Plus: Change in fair value of contingent consideration, net of tax	—	467
Plus: Acquisition and divestiture costs (a)	272	780
Plus: Restructuring, net of tax	264	125
Plus: Tax recovery, net of tax	—	(1,754)
Plus: Discontinued operations net loss	688	4,002
Average equity	686,969	914,439
Average funded debt (c)	191,996	405,533
Invested capital (denominator for ROIC) (non-GAAP)	$878,965	$1,319,972
(a)Acquisition and divestiture costs are generally nondeductible for tax purposes.
(b)In the quarter ending June 30, 2020, the Company recorded impairment charges of $120.5 million. Impairment charges, net of tax reduced equity by $114.4 million.
(c)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

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

Net Sales by Segment:
	Quarter ended March 31,
	2021	2020	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, reported	$502,227	$489,218	$13,009	2.7%
Foreign exchange impact (a)	4,132	—
Non-GAAP net sales, constant currency	$506,359	$489,218	$17,141	3.5%

Worldwide Communications & Services:
Net sales, reported	$227,646	$255,366	$(27,720)	(10.9)%
Foreign exchange impact (a)	10,476	—
Non-GAAP net sales, constant currency	$238,122	$255,366	$(17,244)	(6.8)%

Consolidated:
Net sales, reported	$729,873	$744,584	$(14,711)	(2.0)%
Foreign exchange impact (a)	14,608	—
Non-GAAP net sales, constant currency	$744,481	$744,584	$(103)	—%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2021 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2020.

Net Sales by Segment:
	Nine months ended March 31,
	2021	2020	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, reported	$1,577,197	$1,645,406	$(68,209)	(4.1)%
Foreign exchange impact (a)	19,758	—
Non-GAAP net sales, constant currency	$1,596,955	$1,645,406	$(48,451)	(2.9)%

Worldwide Communications & Services:
Net sales, reported	$720,914	$765,879	$(44,965)	(5.9)%
Foreign exchange impact (a)	47,694	—
Non-GAAP net sales, constant currency	$768,608	$765,879	$2,729	0.4%

Consolidated:
Net sales, reported	$2,298,111	$2,411,285	$(113,174)	(4.7)%
Foreign exchange impact (a)	67,452	—
Non-GAAP net sales, constant currency	$2,365,563	$2,411,285	$(45,722)	(1.9)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2021 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2020.

Net Sales by Geography:
	Quarter ended March 31,
	2021	2020	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$665,720	$670,175	$(4,455)	(0.7)%

International:
Net sales, reported	$64,153	$74,409	$(10,256)	(13.8)%
Foreign exchange impact (a)	14,608	—
Non-GAAP net sales, constant currency	$78,761	$74,409	$4,352	5.8%

Consolidated:
Net sales, reported	$729,873	$744,584	$(14,711)	(2.0)%
Foreign exchange impact (a)	14,608	—
Non-GAAP net sales, constant currency	$744,481	$744,584	$(103)	—%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2021 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2020.

	Nine months ended March 31,
	2021	2020	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,069,327	$2,173,515	$(104,188)	(4.8)%

International:
Net sales, reported	$228,784	$237,770	$(8,986)	(3.8)%
Foreign exchange impact (a)	67,452	—
Non-GAAP net sales, constant currency	$296,236	$237,770	$58,466	24.6%

Consolidated:
Net sales, reported	$2,298,111	$2,411,285	$(113,174)	(4.7)%
Foreign exchange impact (a)	67,452	—
Non-GAAP net sales, constant currency	$2,365,563	$2,411,285	$(45,722)	(1.9)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2021 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2020.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$8,054	$4,779	$3,275	68.5%	1.6%	1.0%
Adjustments:
Amortization of intangible assets	1,968	1,968	—
Tax recovery, net	—	(1,452)	1,452
Non-GAAP operating income	$10,022	$5,295	$4,727	89.3%	2.0%	1.1%

Worldwide Communications & Services:
GAAP operating income	$12,214	$6,394	$5,820	91.0%	5.4%	2.5%
Adjustments:
Amortization of intangible assets	2,912	3,191	(279)
Change in fair value of contingent consideration	—	618	(618)
Restructuring costs	—	169	(169)
Tax recovery, net	—	(868)	868
Non-GAAP operating income	$15,126	$9,504	$5,622	59.2%	6.6%	3.7%

Corporate:
GAAP operating income	$(832)	$(780)	$(52)	nm*	nm*	nm*
Adjustments:
Restructuring costs	560	—	560
Acquisition and divestiture costs	272	780	(508)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$19,436	$10,393	$9,043	87.0%	2.7%	1.4%
Adjustments:
Amortization of intangible assets	4,880	5,159	(279)
Change in fair value of contingent consideration	—	618	(618)
Tax recovery, net	—	(2,320)	2,320
Acquisition and divestiture costs	272	780	(508)
Restructuring costs	560	169	391
Non-GAAP operating income	$25,148	$14,799	$10,349	69.9%	3.4%	2.0%

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2021	2020	$ Change	% Change	2021	2020
Worldwide Barcode, Networking & Security:	(in thousands)
GAAP operating income	$16,088	$29,153	$(13,065)	(44.8)%	1.0%	1.8%
Adjustments:
Amortization of intangible assets	5,903	5,903	—
Tax recovery, net	—	(1,452)	1,452
Non-GAAP operating income	$21,991	$33,604	$(11,613)	(34.6)%	1.4%	2.0%

Worldwide Communications & Services:
GAAP operating income	$33,555	$22,009	$11,546	52.5%	4.7%	2.9%
Adjustments:
Amortization of intangible assets	8,692	9,104	(412)
Change in fair value of contingent consideration	516	6,266	(5,750)
Tax recovery, net	—	(868)	868
Restructuring costs	—	604	(604)
Non-GAAP operating income	$42,763	$37,115	$5,648	15.2%	5.9%	4.8%

Corporate:
GAAP operating income	$(11,442)	$(2,689)	$(8,753)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	2,130	2,689	(559)
Restructuring costs	9,312	—	9,312
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$38,201	$48,473	$(10,272)	(21.2)%	1.7%	2.0%
Adjustments:
Amortization of intangible assets	14,595	15,007	(412)
Change in fair value of contingent consideration	516	6,266	(5,750)
Tax recovery, net	—	(2,320)	2,320
Acquisition and divestiture costs	2,130	2,689	(559)
Restructuring costs	9,312	604	8,708
Non-GAAP operating income	64,754	70,719	$(5,965)	(8.4)%	2.8%	2.9%

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

	Quarter ended March 31, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Tax recovery, net	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$729,873	$—	$—	$—	$—	$—	$729,873
Gross profit	88,116	—	—	—	—	—	88,116
Operating income	19,436	4,880	—	272	560	—	25,148
Other expense, net	529	—	—	—	—	—	529
Pre-tax income	18,907	4,880	—	272	560	—	24,619
Net income from continuing operations	13,786	3,697	—	272	423	—	18,178
Diluted EPS from continuing operations	$0.54	$0.14	$—	$0.01	$0.02	$—	$0.71

	Quarter ended March 31, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture	Restructuring costs	Tax recovery, net	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$744,584	$—	$—	$—	$—	$—	$744,584
Gross profit	84,578	—	—	—	—	—	84,578
Operating income	10,393	5,159	618	780	169	(2,320)	14,799
Other expense, net	1,881	—	—	—	—	—	1,881
Pre-tax income	8,512	5,159	618	780	169	(2,320)	12,918
Net income from continuing operations	5,715	3,909	467	780	125	(1,754)	9,242
Diluted EPS from continuing operations	$0.23	$0.15	$0.02	$0.03	$—	$(0.07)	$0.36

	Nine months ended March 31, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Tax recovery, net	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$2,298,111	$—	$—	$—	$—	$—	$2,298,111
Gross profit	254,939	—	—	—	—	—	254,939
Operating income	38,201	14,595	516	2,130	9,312	—	64,754
Other expense, net	3,712	—	—	—	—	—	3,712
Pre-tax income	34,489	14,595	516	2,130	9,312	—	61,042
Net income from continuing operations	24,732	11,055	390	2,130	7,040	—	45,347
Diluted EPS from continuing operations	$0.97	$0.43	$0.02	$0.08	$0.28	$—	$1.78

	Nine months ended March 31, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture	Restructuring costs	Tax recovery, net	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$2,411,285	$—	$—	$—	$—	$—	$2,411,285
Gross profit	281,423	—	—	—	—	—	281,423
Operating income	48,473	15,007	6,266	2,689	604	(2,320)	70,719
Other expense, net	7,298	—	—	—	—	—	7,298
Pre-tax income	41,175	15,007	6,266	2,689	604	(2,320)	63,421
Net income from continuing operations	29,633	11,347	4,737	2,689	449	(1,754)	47,101
Diluted EPS from continuing operations	$1.16	$0.45	$0.19	$0.11	$0.02	$(0.07)	$1.85

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

Our cash and cash equivalents balance totaled $49.3 million at March 31, 2021, compared to $29.5 million at June 30, 2020, including $42.3 million and $23.6 million held outside of the United States at March 31, 2021 and June 30, 2020, respectively. Checks released but not yet cleared in the amounts of $17.0 million and $17.1 million are included in accounts payable at March 31, 2021 and June 30, 2020, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for U.S. income taxes for the earnings of our Canadian subsidiary, but earnings from Brazil will continue to be considered retained indefinitely for reinvestment. All other foreign geographies are immaterial. It has been our practice to reinvest those earnings in the businesses outside the United States. As a result of the sale of the Latin American and European entities, we repatriated the proceeds to the United States with minimal tax consequences.
Our net investment in working capital at March 31, 2021 was $495.1 million, compared to $431.3 million at June 30, 2020 and $513.5 million at March 31, 2020. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Nine months ended
	March 31,
	2021	2020
Cash provided by (used in):	(in thousands)
Operating activities	$55,422	$108,083
Investing activities	32,073	(55,490)
Financing activities	(62,839)	(88,355)
Effect of exchange rate change on cash and cash equivalents	(1,942)	(2,151)
Increase in cash and cash equivalents	$14,866	$10,778
Net cash provided by operating activities was $55.4 million for the nine months ended March 31, 2021, compared to $108.1 million provided in the prior-year period. Cash provided by operating activities for the nine months ended March 31, 2021 is primarily attributable to cash provided by increased accounts payable and earnings from operations adjusted for non-cash items, partially offset by increased accounts receivable. Cash provided by operating activities for the nine months ended March 31, 2020 is primarily attributable to earnings from operations adjusted for non-cash items and increased accounts payable.

The number of days sales outstanding ("DSO") was 63 days at March 31, 2021, compared to 63 days at June 30, 2020 and 61 days at March 31, 2020. Inventory turned 5.8 times during the quarter ended March 31, 2021, compared to 6.9 times for previous quarter ended December 31, 2020 and 4.5 times in the prior-year quarter ended March 31, 2020.

Cash provided by investing activities for the nine months ended March 31, 2021 was $32.1 million, compared to $55.5 million used in the prior-year period. Cash provided by investing activities primarily represents the sale of our discontinued operations in the nine months ended March 31, 2021. The prior-year period includes cash of $48.9 million used for the acquisition of intY.

Management expects capital expenditures for fiscal year 2021 to range from $3 million to $5 million, primarily for IT investments and facility improvements.

For the nine months ended March 31, 2021, cash used for financing activities totaled $62.8 million, compared to $88.4 million used in the prior-year period. Cash used for financing activities for both periods was primarily for repayments on the revolving credit facility and contingent consideration payments to the former shareholders of Intelisys.

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

This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR, subject to agreement between the Company and the administrative agent. The Amended Credit Agreement contains customary yield protection provisions. Additionally, we are assessed commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The secured term loan facility will amortize based on the percentage of original principal amount with 2.5% in Year 1, 5.0% in Year 2, 5.0% in Year 3, 7.5% in Year 4 and 10.0% in Year 5. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic assets and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement.

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at March 31, 2021. Including borrowings for both continuing and discontinued operations, there was $53.8 million and $92.4 million in outstanding borrowings on our revolving credit facility at March 31, 2021 and June 30, 2020, respectively.

Including borrowings for both continuing and discontinued operations, the average daily balance for the revolving credit facility, excluding the term loan facility, was $62.1 million and $252.4 million for the nine month periods ended March 31, 2021 and 2020, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2021 and $0.3 million at June 30, 2020, respectively. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $296.2 million and $257.3 million available for additional borrowings at March 31, 2021 and June 30, 2020, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At March 31, 2021, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $172.6 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of March 31, 2021, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

We had a bank overdraft facility with Bank of America used by our European subsidiaries, which was terminated with the sale of the Europe distribution business in November 2020. The facility allowed us to disburse checks in excess of bank balances up to $14.0 million U.S. dollar equivalent for up to seven days. Borrowings under the overdraft facility had interest at a rate equal to a spread of 1.0% over the applicable currency's LIBOR with a zero percent floor. There was no outstanding balance on the overdraft facility at March 31, 2021 and $3.5 million was outstanding for the discontinued operations at June 30, 2020.

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

See Note 10 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. There have been no other material changes in our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Allowances for Trade and Notes Receivable

We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326) effective July 1, 2020. The adoption did not have a material impact on our consolidated financial statements. Our policy for estimating allowance for doubtful accounts receivable is described below.

We maintain an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers’ failure to make payments on accounts receivable due us. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by us on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country-specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables over the contractual life are recorded at inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. No material changes have occurred to our market risks since June 30, 2020.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at March 31, 2021. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at March 31, 2021. During the quarter and nine months ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement

10.2	Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement

10.3	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2021 and June 30, 2020; (ii) the Condensed Consolidated Income Statements for the quarter and nine months ended March 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarter and nine months ended March 31, 2021 and 2020; (iv) the Condensed Consolidated Statements of Shareholder's Equity at March 31, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	May 10, 2021	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STEVE JONES
Steve Jones
Date:	May 10, 2021	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)