Form 10-K
period 2021-06-30
SCANSOURCE, INC.
filed 2021-08-24
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2020 was $662,188,887, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2021
Common Stock, no par value per share	25,499,465 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2022 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2021.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the impact of the COVID-19 pandemic on the Company's operations and financial condition and the potential prolonged economic weakness brought on by COVID-19, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy and the other factors set forth in "Risk Factors" contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as the "Company” or “ScanSource” or “we”) is at the center of the technology solution delivery channel, connecting businesses and providing solutions for their complex needs. Using a channel sales model, we provide technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to our customers.
ScanSource was incorporated in South Carolina in 1992 and serves approximately 30,000 sales partners. Net sales for fiscal year ended June 30, 2021 totaled $3.15 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”
Our customers are businesses of all sizes that sell to end-customers across many industries. Our customer channels include value-added resellers (“VARs”), sales partners or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around all of our customers to help them grow through reducing their costs, creating efficiencies and generating end-customer demand for business solutions. We enable our customers to create, deliver and manage solutions for end-customers across almost every vertical market in the United States, Canada, Brazil, and the United Kingdom ("UK").
In October 2020 and November 2020, we completed the sale of our product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations (the "Divestitures"). Management determined that the Company did not have sufficient scale in these markets to maximize our value-added model for physical product distribution, leading us to focus and invest in our higher margin businesses. The Divestitures were finalized in the second quarter of the 2021 fiscal year and reported as discontinued operations within this Form 10-K. Unless otherwise indicated, descriptions of our business and amounts reported in this Form 10-K pertain to continuing operations only.
Strategy
We rely on a channel sales model to offer hardware, software, services and connectivity from technology suppliers to our sales partners (resellers, agents, ISOs, ISVs) to solve end-customer challenges. With our CASCADE platform, we also offer customers software as a service ("SaaS") and subscription services from leading technology suppliers. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services. We also offer the flexibility of on-premise, cloud and hybrid solutions.
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
Worldwide Communications & Services Segment

The Worldwide Communications & Services portfolio of solutions includes communications technologies and services for voice, video conferencing, wireless, data networking, cyber security, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government. This segment includes recurring revenue from our Intelisys and intY businesses.
Customers

Our customers, or sales partners, are businesses of all sizes that sell to end-customers across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and healthcare, among others. Our customers provide us with multiple routes-to-market through various channels, including: VARs, agents, ISOs, and ISVs. No single customer accounted for more than 6% of our total net sales for the fiscal year ended June 30, 2021.
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
Suppliers
We provide products and services from approximately 500 suppliers, including 8x8, ACC Business, AT&T, Aruba/HPE, AudioCodes, Avaya, Axis, Barco, Bematech, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Hanwha, Honeywell, HID, Ingenico, Intrado, Jabra, LogMeIn, Lumen, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Palo Alto, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including "as a service" offerings in contact center, infrastructure and unified communications.
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
Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2021.
•We have three non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States and has a two year term. The second agreement covers distribution of products in Brazil and has a two year term. Each of these agreements must be renewed by written agreement. Either party may terminate these agreements upon 30 days' notice to the other party. The third agreement is an agency contract for North America and has a two year term. Either party may terminate this agreement upon 60 days' prior written notice.

•We have three non-exclusive agreements with Zebra. One agreement covers sales of Zebra Enterprise Visibility & Mobility (“EVM”) products in North America and Brazil, while the other two agreements cover sales of Zebra Asset Intelligence & Tracking (“AIT”) products in North America and Brazil. The Zebra agreements each have a one year term that automatically renews for additional one year terms. Either party may terminate the EVM agreement upon 30 days' notice to the other party. Either party may terminate the AIT agreement for North America upon 60 days’ notice to the other party. Either party may terminate the AIT agreement for Brazil upon 90 days’ notice to the other party.

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
Offerings and Markets
We currently market over 100,000 products from approximately 500 hardware, software and service suppliers to approximately 30,000 customers. We sell products and services to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil from facilities located within the Brazilian states of Paraná, Espírito Santo and Santa Catarina. We provide digital products and services from our CASCADE platform. See "Risk Factors," for a discussion of the risks related to our foreign operations. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities. These drop-shipment arrangements represent approximately 19% of fiscal year 2021 net sales.
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
We provide our sales partners and suppliers with an array of pre-sale business tools and value-added services, including market and technology solution expertise, education and training, product configuration tools, technical support, logistics and channel financial services. These services allow our sales partners to gain knowledge and experience on marketing, negotiation and selling, to improve customer service, to profitably grow their business and be more cost effective. Our business is enhanced by our ability and willingness to provide the extra level of services that keeps both our sales partners and suppliers satisfied.
We offer technology solutions and services that include the following:
•Mobility and Barcode: We offer automatic identification and data capture (“AIDC”) technology that incorporates the capabilities for electronic identification and data processing without the need for manual input. These solutions consists of a wide range of products that include portable data collection terminals, wireless products, barcode label printers and scanners. As AIDC technology has become more pervasive, applications have evolved from traditional uses, such as inventory control, materials handling, distribution, shipping and warehouse management, to more advanced applications, such as healthcare.

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

Human Capital

General
The strength of our Company is our people, working together to help our customers grow their businesses. As of June 30, 2021, we have approximately 2,200 employees, of which approximately 1,500 are in the United States and 700 are located internationally in Canada, Brazil and the UK. We have no organized labor or trade unions in the United States. We have 12 office locations in the U.S., eight office locations outside of the U.S., and have a remote employee presence. During fiscal year 2021, we added 159 new employees.

Diversity and Inclusion

Respecting and protecting our people and our partners are our highest priorities, from ensuring and supporting an inclusive and diverse workforce and partner base; providing a safe, healthy work environment; and working with suppliers and partners that share this commitment, we do what is right for our employees, channel partners, and end customers. One of our core values is to promote an environment that respects and values the diverse backgrounds, interests, and talents of our employees. In July 2020, we reaffirmed ScanSource’s commitment to diversity and inclusion with the creation of a comprehensive Diversity & Inclusion (D&I) program and the appointment of Ken Peterson as our first Chief Diversity Officer (CDO). Since taking this role, our CDO launched a D&I strategic plan focused on awareness and education, workforce representation, supplier diversity, and community relations. Along with the appointment of the CDO, an internal D&I Advisory Council was created to assist in the implementation of our D&I plan and serve as a sounding board for our employees. Additionally, initiatives including a D&I book and movie club are allowing interested employees to broaden their knowledge on various topics in this space.

Professional Development

We want to help our employees succeed—both professionally and personally. We focus heavily on the intellectual and professional development of our employees, and we strive to create an immersive working environment for them. To promote personal and professional growth, we also encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications. We recently enhanced our learning management system, The Hub, to provide a modernized and engaging user experience for our global employees at all levels of the Intern Class of 2019. The ScanSource Leadership Institute (SLI) is another important program that focuses on identifying and helping to develop the next wave of senior leaders for the Company. The SLI program brings together twelve hand-selected leaders from our global offices for a two-week program of intensive training and development—with organization. While this provides a tool for an individual’s education and growth, it also nurtures cross-functional collaboration with colleagues through a unique social capability.

Benefits

We offer a comprehensive benefits package which includes on average 80% coverage of employee healthcare premiums and several benefits at no cost to our employees, including life insurance, disability insurance, and work-life balance resources. The financial future of our employees is important to us, which is why we have a 401(k) -employer match, performance-based bonus program and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants. We partner with Tuition.io to provide employees access to knowledge and tools to help manage or plan for student loan debt. To expand our financial wellness offerings, we offer workshops and webinars focused on student debt and general debt-counselling services.

Health and Safety

We care about our employees’ overall well-being and encourage them to have a healthy lifestyle, both physically and mentally. That’s why we offer dedicated resources to help foster a work/life balance. At the onset of the COVID-19 pandemic, we swiftly and successfully implemented a work-from-home policy for all employees across geographies, outside of our distribution centers. We have continued this policy and are pleased with how our employees have adjusted to this new way of doing business, maintaining an extremely high level of productivity and performance. With a largely remote workforce, it is critical that we continue to focus on our employees’ health. We continue to build our 360you program, which provides employees with extensive education and training/coaching opportunities, wellness and fitness challenges, screenings, and other valuable resources.

Board Role in Human Capital Management

Our Board believes that human capital management is an important component of our continued growth and success, and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others.

Management regularly reports to the Board on human capital management topics, including corporate culture, diversity and inclusion, employee development and compensation and benefits. Our Board also engages in an active succession planning process. On an annual basis, with the assistance of our CEO, the Board reviews the potential in-house candidates for each of the critical senior management positions and identifies areas of growth for those candidates that will best enable them to fill any need that we might have. Where there is not a satisfactory in-house candidate for a position, the Board considers whether outside candidates are likely to be available in a timely manner and whether other alternatives need to be considered.

Employee Feedback

We foster opportunities for employee engagement and have multiple avenues for communication which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. The Company was also named one of the 2021 Best Places to Work in South Carolina.

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
Sales
Our sales organization consists of inside and field sales representatives located in the United States, Canada, the U.K. and Brazil. The majority of our sales partners are assigned to a dedicated sales representative or team whose main focus is developing customer relationships and providing our sales partners with solutions to meet their end-customer’s needs. Our sales teams are advocates for and trusted advisers to our sales partners. Sales teams are responsible for developing technical expertise within broad product markets, recruiting sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our sales partners. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by supplier representatives and bi-weekly meetings among product, marketing and sales managers.
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
Operations
Information Technology Systems
Our information systems are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Our sales partners and employees rely on our information systems for online, real-time information on pricing, inventory availability and reservation and order status. Our warehouse operations use bar code technology for receiving and shipping and automated systems for freight processing and shipment tracking, each of which is integrated with our multiple information systems. The customer service and technical support departments employ systems for documentation and faster processing of sales partner inquiries. To ensure that adequate inventory levels are maintained, our buyers depend on the system’s purchasing and receiving functions to track inventory on a perpetual basis.
Warehouse and Shipping Strategy
We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and primarily serves North America. We also acquired warehouses in California and Kentucky through our POS Portal acquisition. Our principal warehouses for our Brazil operations are located in the Brazilian states of Paraná, Espírito Santo and Santa Catarina. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize our sales partners' need for inventory.
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

Our operating results could be adversely affected by increased competition for employees, difficulty in recruiting employees, higher employee turnover or increased compensation and benefit costs. Our employees are important to our success and we are dependent in part on our ability to retain the services of our employees in key roles. We have built our business on a set of core values, and we attempt to hire and retain employees who are committed to these values and our culture of providing exceptional service to our customers and suppliers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.
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
We make extensive use of online services and integrated information systems, including through third-party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of service providers or business partners may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. With constant changes in the security landscape, experienced computer programmers and hackers may be able to penetrate our network security, or that of our third-party service providers, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

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
Our ability to successfully manage our organic growth will require continued enhancement of our operational, managerial and financial resources, controls, and models. Our failure to effectively manage our organic growth could have an adverse effect on our business, financial condition and results of operations.
We completed the divestiture of our operations in Latin America countries, outside of Brazil, and our distribution operations in Europe. In addition, we exited our Canpango business. Reorienting our business and redeploying capital to focus on higher margin opportunities in our United States, Canadian and Brazilian businesses was designed to lead to longer-term value creation for our shareholders.
COVID-19 - COVID-19 is expected to have a significant and adverse impact upon our business.
The spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The pandemic and these containment measures have had a substantial impact on our business, suppliers' businesses and sales partners' businesses. The negative impacts to net sales from the pandemic, including declines in customer demand and supply chain disruptions, were most pronounced during the fourth quarter of fiscal year 2020, and have since recovered throughout fiscal year 2021. While we are unable to predict the ultimate impact that COVID-19 will have on our business, certain technologies have benefited from the widespread adoption of work-from-home, as well as the accelerated shift to digitize and automate processes. However, our revenues could decrease significantly if our suppliers are not able to supply us products in a timely manner, our distribution centers may not be able to maintain staffing levels and therefore shipments, and our cash flows could suffer. We are also incurring higher employee-related healthcare and prevention costs as a result of the pandemic, including providing protective equipment to our front-line employees, and increased sanitation measures at our offices and warehouses.

To the extent the COVID-19 pandemic continues, the mitigation efforts and the resulting economic impact could adversely affect many aspects of our business. COVID-19 may also have the effect of heightening many of the other risk factors disclosed herein, such as those relating to our growth strategies, credit exposure, liquidity and capital resources, people, volatility of stock price and economic weakness.

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

We currently transact business in the UK, where we also have offices. The UK has formally exited the E.U. (“Brexit”) and the transition period has now ended. As a result, a number of agreements have been made that alter UK’s relationship with the E.U., including the terms of trade between the UK and the E.U. and the rest of the world. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. Changes resulting from these measures, including access to free trade agreements, tariffs and customs and currency fluctuations may cause us to lose customers, suppliers and employees and adversely affect our financial condition.

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
Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our suppliers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply products on a timely basis. Specifically, shortages of computer chips may lead to product constraints and adversely affect our sales volumes and product availability. In addition, our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products or be unable to purchase our desired volume of products. Suppliers that currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-customers. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse impact on our operating results. We cannot provide any assurances that suppliers will maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or product lines.
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
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or customers could also increase our capital requirements. We have historically relied upon cash generated from operations, borrowings under our revolving credit facility and secured and unsecured borrowings to satisfy our capital needs and to finance growth. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs or if we are unable to comply with covenants under our borrowings, such capital may not be available to us on terms acceptable to us, or at all. We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50:1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates.

In addition, the cost of borrowings under our existing sources of capital and any potential new sources of capital as a result of variable interest rates and the transition away from LIBOR may increase, which could have an adverse effect on our financial condition. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn, inflation, and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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
Fair value measurement of goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.
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

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse. Similarly, for the primary business operations, we utilize a single information system based in the United States for the majority of our North American operations, while our Brazilian and U.K. operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions as a result of natural disasters, prolonged inclement weather, security breaches or otherwise would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.
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
In Brazil, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our customers, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified quickly, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations and financial performance.
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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, employment disputes and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action lawsuits and other litigation resulting from disclosures that we or our officers and directors make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured or indemnified for the potential losses; in other instances we are not. An uninsured, under insured or non-indemnified adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in our defense of any of these disputes. See Item 3. "Legal Proceedings" for further discussion of our material legal matters.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.    Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2021, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	180,000	Owned	Headquarters - Principal Executive and Sales Offices
Greenville, SC	45,000	Leased	Sales and Administration Offices
Southaven, MS	741,000	Leased	Warehouse
Sacramento, CA	53,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse
Brazil
São José does Pinhais, Paraná, Brazil	24,000	Leased	Sales Office and Warehouse
Serra, Espírito Santo, Brazil	31,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	164,000	Leased	Sales Office and Warehouse

Of the 180,000 owned square footage in Greenville, South Carolina approximately 40,000 square feet is subleased to an unrelated third party. Our primary North American distribution operations are located in Southaven, Mississippi. We utilize the logistical services of various third party warehouses in the United States and Brazil. We also lease various additional sales offices and warehouse spaces, each approximately 20,000 square feet or less throughout the United States and international locations.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." As of August 20, 2021, there were approximately 715 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2016.

	2016	2017	2018	2019	2020	2021
ScanSource, Inc.	$100	$109	$109	$88	$65	$76
NASDAQ Composite	$100	$128	$159	$171	$217	$315
SIC Code 5045 – Computers & Peripheral Equipment	$100	$130	$118	$110	$126	$279

Share Repurchases

In August 2016, our Board of Directors ("BOD") authorized a three-year $120 million share repurchase program. The share repurchase program expired in August 2019. During the year ended June 30, 2019, we repurchased 323,832 shares for $10.1 million under the program. During the quarter ended September 30, 2019, we repurchased 168,068 shares for $5.4 million under the program before it expired.

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

Dividends

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

FIVE YEAR FINANCIAL SUMMARY

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Statement of income data:
Net sales	$3,150,806	$3,047,734	$3,249,799	$3,164,709	$2,963,366
Cost of goods sold	2,800,090	2,692,165	2,856,996	2,795,403	2,649,364
Gross profit	350,716	355,569	392,803	369,306	314,002
Selling, general and administrative expenses	247,438	259,535	244,294	232,291	203,545
Depreciation expense	12,533	13,033	12,028	12,286	8,322
Intangible amortization expense	19,488	19,953	17,893	18,680	13,522
Restructuring and other charges	9,258	604	8,654	—	—
Impairment charges	—	120,470	—	—	—
Change in fair value of contingent consideration	516	6,941	15,200	37,043	6,279
Operating income (loss)	61,483	(64,967)	94,734	69,006	82,334
Interest expense	6,929	12,224	13,162	9,121	3,010
Interest income	(3,097)	(5,826)	(1,818)	(3,710)	(5,359)
Other expense (income), net	116	411	(247)	546	(11,388)
Income (loss) before income taxes	57,535	(71,776)	83,637	63,049	96,071
Provision for income taxes	12,146	7,451	18,778	27,593	31,760
Net income (loss) from continuing operations	45,389	(79,227)	64,859	35,456	64,311
Net (loss) income from discontinued operations	(34,594)	(113,427)	(7,262)	(2,303)	4,935
Net income (loss)	$10,795	$(192,654)	$57,597	$33,153	$69,246
Per share data:
Net income (loss) from continuing operations per common share, basic	$1.79	$(3.12)	$2.53	$1.39	$2.55
Net (loss) income from discontinued operations per common share, basic	(1.36)	(4.47)	(0.28)	(0.09)	0.19
Net income (loss) per common share, basic	$0.42	$(7.59)	$2.25	$1.30	$2.74
Weighted-average shares outstanding, basic	25,423	25,378	25,642	25,522	25,318
Net income (loss) from continuing operations per common share, diluted	$1.78	$(3.12)	$2.52	$1.38	$2.52
Net (loss) income from discontinued operations per common share, diluted	(1.36)	(4.47)	(0.28)	(0.09)	0.19
Net income (loss) per common share, diluted	$0.42	$(7.59)	$2.24	$1.29	$2.71
Weighted-average shares outstanding, diluted	25,518	25,378	25,734	25,624	25,515

	As of June 30,
	2021	2020	2019	2018	2017
	(in thousands)
Balance sheet data:
Working capital	$486,704	$484,460	$776,429	$651,851	$624,748
Total assets	1,671,684	1,692,094	2,067,261	1,945,295	1,718,303
Total debt (of continuing operations)	143,174	218,728	327,489	249,429	97,300
Total shareholders’ equity	$731,191	$678,246	$914,129	$866,376	$837,145

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is at the center of the technological solution delivery channel, connecting businesses and institutions and providing solutions for their complex needs. We provide technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to our customers. We serve approximately 30,000 customers located in the United States, Canada, Brazil, and the UK and provide solutions and services from approximately 500 technology suppliers.

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

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, AudioCodes, Avaya, Axis, Barco, Bematech, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Hanwha, Honeywell, HID, Ingenico, Intrado, Jabra, LogMeIn, Lumen, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Palo Alto, Panasonic, Poly, RingCentral, Samsung, Sony, Spectralink, Spectrum, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom. We also offer customers significant choices in cloud services through our Intelisys business, including "as a service" offerings in contact center, infrastructure and unified communications.

Recent Developments

Impact of COVID-19 on our Business Environment

The spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies.

Our top priority is protecting the health and safety of our employees. We have transitioned our employees, where possible, to a fully remote working environment and have taken a number of measures to ensure our teams feel secure in their jobs with the flexibility and resources they need to stay safe and healthy.

We have teams monitoring the evolving situation and recommending risk mitigation actions; We are following global guidance from authorities and health officials including travel restrictions and physical distancing guidelines. All of our distribution facilities remain open and operational. Our employees are committed to providing the high level of customer service our partners have grown to expect from us in order to achieve positive results.

In July 2020, we announced actions to address the business impacts of the COVID-19 pandemic and prepare for the next phase of growth. These actions included a $30 million annualized expense reduction plan. During the fiscal year ended June 30, 2021, we recognized approximately $9.3 million for restructuring and other charges, largely for severance and employee benefits for employees who left the Company as part of this plan. These actions were designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. As part of the plan, we are continuing to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the COVID-19 pandemic.

See "Risk Factors" for information on additional impacts of COVID-19 as well as other matters that could have a material adverse effect on our results of operations and financial condition.

Divestitures

We finalized the sale of our Latin American businesses, outside of Brazil, on October 30, 2020. We also finalized the sale of our Europe and UK products distribution businesses on November 12, 2020.
Our Strategy

We rely on a channel sales model offering hardware, software, services and connectivity from leading technology suppliers to sales partners that solve end-customers' challenges. With our CASCADE platform, we also offer customers SaaS and subscription services from leading technology suppliers. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services. We also offer the flexibility of on-premise, cloud and hybrid solutions.

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

	Fiscal Year Ended June 30,
	2021	2020
Statement of income data:
Net sales	100.0%	100.0%
Cost of goods sold	88.9	88.3
Gross profit	11.1	11.7
Selling, general and administrative expenses	7.9	8.5
Depreciation expense	0.4	0.4
Intangible amortization expense	0.6	0.7
Restructuring and other charges	0.3	0.0
Impairment charges	0.0	4.0
Change in fair value of contingent consideration	0.0	0.2
Operating income (loss)	2.0	(2.1)
Interest expense	0.2	0.4
Interest income	(0.1)	(0.2)
Other (income) expense, net	0.0	0.0
Income (loss) from continuing operations before income taxes	1.8	(2.4)
Provision for income taxes	0.4	0.2
Net income (loss) from continuing operations	1.4	(2.6)
Net (loss) from discontinued operations	(1.1)	(3.7)
Net income (loss)	0.3%	(6.3)%

Comparison of Fiscal Years Ended June 30, 2021, and 2020

Below is a discussion of fiscal years ended June 30, 2021 and 2020. Please refer to our Form 10-K for the fiscal year ended June 30, 2020 for a discussion of fiscal year ended June 30, 2019.

Net Sales

We have two reportable segments, which are based on the technologies provided to customers. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ended June 30, 2021 and 2020.

	2021	2020	$ Change	% Change	% Change Constant Currency, Excluding Divestitures and Acquisitions (a)
	(in thousands)
Sales by Segment:
Worldwide Barcode, Networking & Security	$2,175,141	$2,093,217	$81,924	3.9%	4.8%
Worldwide Communications & Services	975,665	954,517	21,148	2.2%	7.1%
Total net sales	$3,150,806	$3,047,734	$103,072	3.4%	5.5%

Sales by Geography Category:
United States	$2,840,731	$2,755,134	$85,597	3.1%	3.1%
International	310,075	292,600	17,475	6.0%	28.5%
Total net sales	$3,150,806	$3,047,734	$103,072	3.4%	5.5%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Worldwide Barcode, Networking & Security

The Worldwide Barcode, Networking & Security segment consists of sales to technology customers in North America and Brazil. During fiscal year 2021, net sales for this segment increased $81.9 million, or 3.9%, compared to fiscal year 2020. Excluding the foreign exchange negative impact of $19.3 million, adjusted net sales for fiscal year 2021 increased $101.2 million, or 4.8%, compared to the prior year. The increase in net sales and in adjusted net sales is primarily due to higher sales volume across our technologies in North America and Brazil.

Worldwide Communications & Services

The Worldwide Communications & Services segment consists of sales to technology customers in North America, Brazil, Europe and the UK. During fiscal year 2021, net sales for this segment increased $21.1 million or 2.2% compared to fiscal year 2020 primarily due to sales growth in our North America business. Excluding the foreign exchange negative impact of $46.5 million, adjusted net sales increased $67.6 million, or 7.1%, compared to the prior year, with growth across our technologies in North America and Brazil.

In addition, net sales for our master agency business, Intelisys, increased 13% year-over-year. For our Intelisys business, net sales reflect the net commissions received from suppliers after paying sales partner commissions. For fiscal year 2021, Intelisys net billings, which are amounts billed by suppliers to end users and represent annual recurring revenue (ARR), totaled approximately $2.0 billion. The fiscal year 2021 Intelisys net billings resulted in Intelisys net sales of approximately $64.9 million.

Gross Profit

The following table summarizes our gross profit for the fiscal years ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Worldwide Barcode, Networking & Security	$178,158	$180,582	$(2,424)	(1.3)%	8.2%	8.6%
Worldwide Communications & Services	172,558	174,987	(2,429)	(1.4)%	17.7%	18.3%
Total gross profit	$350,716	$355,569	$(4,853)	(1.4)%	11.1%	11.7%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, gross profit dollars decreased $2.4 million, and gross profit margin decreased to 8.2% for fiscal year 2021 compared to 8.6% in the prior year. The decrease is due to a less favorable sales mix and lower vendor program recognition compared to the prior year.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, gross profit dollars decreased $2.4 million, and gross profit margin decreased to 17.7% for fiscal year 2021 compared to 18.3% in the prior year. The decrease is primarily due to a less favorable sales mix, partially offset by results contributed by our Intelisys recurring revenue business.

Operating expenses

The following table summarizes our operating expenses for the periods ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Selling, general and administrative expenses	$247,438	$259,535	$(12,097)	(4.7)%	7.9%	8.5%
Depreciation expense	12,533	13,033	(500)	(3.8)%	0.4%	0.4%
Intangible amortization expense	19,488	19,953	(465)	(2.3)%	0.6%	0.7%
Restructuring and other charges	9,258	604	8,654	*nm	0.3%	—%
Impairment charges	—	120,470	(120,470)	*nm	—%	4.0%
Change in fair value of contingent consideration	516	6,941	(6,425)	(92.6)%	—%	0.2%
Operating expenses	289,233	420,536	(131,303)	(31.2)%	9.2%	13.8%
*nm - percentages are not meaningful

Selling, general and administrative expenses ("SG&A") decreased $12.1 million for the fiscal year ended June 30, 2021 compared to the prior year. The decrease in SG&A expenses is primarily due to the expense reduction plan we announced in July 2020, partially offset by a Brazilian tax recovery in the prior year that did not recur.

Intangible amortization expense decreased $0.5 million for the fiscal year ended June 30, 2021 largely due to Canpango intangible write-offs at the end of the prior fiscal year.

Restructuring and other charges incurred of $9.3 million during the fiscal year ended June 30, 2021 primarily related to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

No impairment charges were recorded in the fiscal year ended June 30, 2021. Impairment charges during the fiscal year ended June 30, 2020 include $119.0 million in goodwill impairment charges for our Worldwide Barcode, Networking and Security segment and $1.4 million in intangible asset impairment charges for our Canpango business.

We have elected to present changes in fair value of the contingent consideration owed to former shareholders of businesses we acquire separately from other SG&A expenses. In fiscal 2021, we recorded a $0.5 million expense from change in fair value of contingent consideration, all of which is related to Intelisys. The expense is due to the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate for the Intelisys liability.

Operating Income

The following table summarizes our operating income for the periods ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Worldwide Barcode, Networking & Security	$28,402	$(83,515)	$111,917	134.0%	1.3%	(4.0)%
Worldwide Communications & Services	44,715	22,548	22,167	98.3%	4.6%	2.4%
Corporate	(11,634)	(4,000)	(7,634)	(190.9)%	—%	—%
Total operating income (loss)	$61,483	$(64,967)	$126,450	194.6%	2.0%	(2.1)%

Worldwide Barcode, Networking & Security

For the Worldwide Barcode, Networking & Security segment, operating income increased $111.9 million, and operating margin increased to 1.3% for the fiscal year ended June 30, 2021 compared to the prior year. The increase in operating income and margin for the fiscal year is due to goodwill impairment charges in fiscal year 2020. Excluding goodwill impairment charges of $119.0 million in fiscal year 2020, adjusted operating income for the fiscal year ended June 30, 2021 decreased $7.1 million compared to the prior year. The decrease in adjusted operating income is due to lower gross profits and a Brazilian tax recovery in the prior year that did not recur.

Worldwide Communications & Services

For the Worldwide Communications & Services segment, operating income increased $22.2 million compared to the prior year, and the operating margin increased to 4.6% for the fiscal year ended June 30, 2021. The increase in operating income and margin is largely due to lower employee-related expenses and lower expense from change in fair value of the Intelisys contingent consideration.

Corporate

Corporate incurred $11.6 million in divestiture and restructuring costs for fiscal year ended June 30, 2021, compared to $4.0 million in acquisition and divestiture costs for the year ended June 30, 2020.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$6,929	$12,224	$(5,295)	(43.3)%	0.2%	0.4%
Interest income	(3,097)	(5,826)	2,729	(46.8)%	(0.1)%	(0.2)%
Net foreign exchange losses (gains)	845	525	320	61.0%	—%	—%
Other, net	(729)	(114)	(615)	539.5%	—%	—%
Total other (income) expense	$3,948	$6,809	$(2,861)	(42.0)%	0.1%	0.2%

Interest expense reflects interest incurred on borrowings, non-utilization fees from our revolving credit facility and amortization of debt issuance costs. Interest expense decreased in fiscal 2021 as compared to 2020 principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2021 and 2020 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil.

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

Provision for Income Taxes

Income tax expense for continuing operations was $12.1 million and $7.5 million for the fiscal years ended June 30, 2021 and 2020, respectively, reflecting effective tax rates of 21.1% and (10.4)%, respectively. The increase in the effective tax rate for fiscal year 2021 compared to fiscal year 2020 is primarily the result of impairment charges, most of which are not deductible for tax purposes.

We expect the fiscal year 2022 effective tax rate from continuing operations to be approximately 25.0% to 26.0%. See Note 14 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

Quarterly Results

The following tables set forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments.

	Three Months Ended
	Fiscal 2021				Fiscal 2020
	Jun. 30 2021	Mar. 31 2021	Dec. 31 2020	Sept. 30 2020	Jun. 30 2020	Mar. 31 2020	Dec. 31 2019	Sept. 30 2019
	(in thousands, except per share data)
Net sales	$852,694	$729,873	$810,897	$757,342	$636,450	$744,584	$823,999	$842,701
Cost of goods sold	756,916	641,757	724,854	676,563	562,303	660,006	725,680	744,176
Gross profit	$95,778	$88,116	$86,043	$80,779	$74,147	$84,578	$98,319	$98,525
Impairment charges	—	—	—	—	120,470	—	—	—
Change in fair value of contingent consideration	—	—	—	516	674	618	3,176	2,472
Net income (loss) from continuing operations	20,657	13,786	11,061	(115)	(108,859)	5,715	11,626	12,291
Net income (loss) from discontinued operations	3,053	(688)	(25,255)	(11,704)	(108,403)	(4,003)	(260)	(761)
Net income (loss)	$23,710	13,098	(14,194)	(11,819)	$(217,262)	$1,712	$11,366	$11,530
Net income (loss) from continuing operations per common share, basic	$0.81	$0.54	$0.44	$(0.01)	$(4.29)	$0.23	$0.46	$0.48
Net income (loss) from discontinued operations per common share, basic	0.12	(0.03)	(0.99)	(0.46)	(4.28)	(0.16)	(0.01)	(0.03)
Net income (loss) per common share, basic	$0.93	$0.51	$(0.56)	$(0.47)	$(8.57)	$0.07	$0.45	$0.45
Weighted-average shares outstanding, basic	25,482	25,455	25,395	25,361	25,353	25,346	25,274	25,539
Net income (loss) from continuing operations per common share, diluted	$0.80	$0.54	$0.43	$(0.01)	$(4.29)	$0.23	$0.46	$0.48
Net income (loss) from discontinued operations per common share, diluted	0.12	(0.03)	(0.99)	(0.46)	(4.28)	(0.16)	(0.01)	(0.03)
Net income (loss) per common share, diluted	$0.92	$0.51	$(0.56)	$(0.47)	$(8.57)	$0.07	$0.45	$0.45
Weighted-average shares outstanding, diluted	25,664	25,572	25,475	25,361	25,353	25,363	25,358	25,617

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
We calculate ROIC as earnings before interest expense, income taxes, depreciation and amortization, plus change in fair value of contingent consideration and other non-GAAP adjustments ("adjusted EBITDA"), divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the fiscal years ended June 30, 2021 and 2020, respectively.

	2021	2020
Return on invested capital ratio	11.8%	7.5%
The components of our ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2021	2020
	(in thousands)
Reconciliation of net income to EBITDA:
Net income (loss) from continuing operations (GAAP)	$45,389	$(79,227)
Plus: Interest expense	6,929	12,224
Plus: Income taxes	12,146	7,451
Plus: Depreciation and amortization	33,507	35,328
EBITDA (non-GAAP)	97,971	(24,224)
Plus: Change in fair value of contingent consideration	516	6,941
Plus: Acquisition and divestiture costs(a)	2,376	4,000
Plus: Restructuring costs	9,047	604
Plus: Impairment charges	—	120,470
Plus: Tax recovery	—	(10,744)
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$109,910	$97,047

Invested capital calculations	Fiscal Year Ended June 30,
	2021	2020
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$678,246	$914,129
Equity – end of the year	731,191	678,246
Plus: Change in fair value of contingent consideration, net	390	5,247
Plus: Acquisition and divestiture costs(a)	2,337	4,000
Plus: Restructuring, net	6,840	449
Plus: Impairment charges, net	—	114,398
Plus: Tax recovery, net	—	(8,001)
Plus: Impact of discontinued operations, net	34,594	113,427
Average equity	726,799	910,948
Average funded debt(b)	202,869	390,709
Invested capital (denominator for ROIC) (non-GAAP)	$929,668	$1,301,657

(a)     Includes acquisition and divestitures costs for the year ended June 30, 2021 and 2020. Acquisition and divestiture costs are generally non-deductible for tax purposes.
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

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2021	2020	$ Change	% Change
Worldwide Barcode, Networking & Security:	(in thousands)
Net sales, reported	$2,175,141	$2,093,217	$81,924	3.9%
Foreign exchange impact(a)	19,311	—
Non-GAAP net sales, constant currency	$2,194,452	$2,093,217	$101,235	4.8%

Worldwide Communications & Services:
Net sales, reported	$975,665	$954,517	$21,148	2.2%
Foreign exchange impact(a)	46,470	—
Non-GAAP net sales, constant currency	$1,022,135	$954,517	$67,618	7.1%

Consolidated:
Net sales, reported	$3,150,806	$3,047,734	$103,072	3.4%
Foreign exchange impact(a)	65,781	—
Non-GAAP net sales, constant currency	$3,216,587	$3,047,734	$168,853	5.5%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2021 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2020.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2021	2020	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,840,731	$2,755,134	$85,597	3.1%

International:
Net sales, reported	$310,075	$292,600	$17,475	6.0%
Foreign exchange impact(a)	65,781	—
Non-GAAP net sales, constant currency	$375,856	$292,600	$83,256	28.5%

Consolidated:
Net sales, reported	$3,150,806	$3,047,734	103,072	3.4%
Foreign exchange impact(a)	65,781	—
Non-GAAP net sales, constant currency	$3,216,587	$3,047,734	$168,853	5.5%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2021 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2020.

Income Statement Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP net sales, non-GAAP gross profit, non-GAAP operating income, non-GAAP net other expense, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition and divestiture costs, restructuring costs, and other non-GAAP adjustments. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

Operating Income by Segment:

	Fiscal year ended June 30,				% of Net Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
Worldwide Barcode, Networking & Security:
GAAP operating income (loss)	$28,402	$(83,515)	$111,917	(134.0)%	1.3%	(4.0)%
Adjustments:
Amortization of intangible assets	7,871	7,871	—
Tax recovery	—	(5,480)	5,480
Impairment charges	—	119,037	(119,037)
Non-GAAP operating income	$36,273	$37,913	$(1,640)	(4.3)%	1.7%	1.8%

Worldwide Communications & Services:
GAAP operating income	$44,715	$22,548	$22,167	98.3%	4.6%	2.4%
Adjustments:
Amortization of intangible assets	11,617	12,082	(465)
Change in fair value of contingent consideration	516	6,941	(6,425)
Restructuring costs	—	604	(604)
Tax recovery	—	(2,583)	2,583
Impairment charges	—	1,433	(1,433)
Non-GAAP operating income	$56,848	$41,025	$15,823	38.6%	5.8%	4.3%

Corporate:
GAAP operating loss	$(11,634)	$(4,000)	$(7,634)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	2,376	4,000	(1,624)
Restructuring costs	9,258	—	9,258
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income (loss)	$61,483	$(64,967)	$126,450	(194.6)%	2.0%	(2.1)%
Adjustments:
Amortization of intangible assets	19,488	19,953	(465)
Change in fair value of contingent consideration	516	6,941	(6,425)
Acquisition and divestiture costs	2,376	4,000	(1,624)
Restructuring costs	9,258	604	8,654
Tax recovery	—	(8,063)	8,063
Impairment charges	—	120,470	(120,470)
Non-GAAP operating income	$93,121	$78,938	$14,183	18.0%	3.0%	2.6%

	Year ended June 30, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition, divestiture and restructuring costs(a)	Tax recovery, net	Impairment charges	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$3,150,806	$—	$—	$—	$—	$—	$3,150,806
Gross profit	350,716	—	—	—	—	—	350,716
Operating income	61,483	19,488	516	11,634	—	—	93,121
Other expense, net	3,948	—	—	—	—	—	3,948
Pre-tax income	57,535	19,488	516	11,634	—	—	89,173
Net income from continuing operations	45,389	14,753	390	9,336	—	—	69,868
Diluted EPS from continuing operations	$1.78	$0.58	$0.02	$0.36	$—	$—	$2.74

(a) Acquisition and divestiture costs totaled $2.3 million for the fiscal year ended June 30, 2021 and are generally nondeductible for tax purposes. Restructuring costs totaled $9.3 million for the fiscal year ended June 30, 2021.

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

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or net realizable value, supplier incentives, and goodwill. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. For further discussion of our significant accounting policies, refer to Note 1 - Business and Summary of Significant Accounting Policies.
Allowances for Trade and Notes Receivable
We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326) effective July 1, 2020. The adoption did not have a material impact on our consolidated financial statements. Our policy for estimating allowances for doubtful accounts receivable is described below.

We maintain an allowance for uncollectible accounts receivable for estimated future expected credit losses resulting from customers’ failure to make payments on accounts receivable due us. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by us on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life.
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

Under ASC 350, if fair value of goodwill fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal year 2021, we completed our annual impairment test as of April 30th and determined that our goodwill was not impaired. During fiscal year 2020, we determined that goodwill for our Worldwide Barcode, Networking and Security reporting unit was impaired and recorded an impairment charge of $119.0 million.
See Note 8 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys and Network1, we agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. We paid the final earnout payments to the former shareholders of Intelisys in fiscal year 2021. We paid the final earnout payment to the former shareholders of Network1 during fiscal year 2019.
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
Cash and cash equivalents totaled $62.7 million and $29.5 million at June 30, 2021 and 2020, respectively, of which $52.1 million and $23.6 million was held outside of the United States as of June 30, 2021 and 2020, respectively. Checks released but not yet cleared from these accounts in the amounts of $14.3 million and $17.1 million are classified as accounts payable as of June 30, 2021 and 2020, respectively.
We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes for the earnings of our Canadian subsidiary and, starting in the fourth quarter of fiscal year 2021, in Brazil. See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $55.5 million to $486.7 million at June 30, 2021 from $431.3 million at June 30, 2020, primarily from increases in accounts receivable and decreases in contingent consideration, partially offset by increases in accounts payable. Increases in accounts receivable and accounts payable in the current year are due to higher sales volumes as a result of general economic recovery following the initial impact of the COVID-19 pandemic. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels, payments to suppliers, as well as cash generated or used by other financing and investing activities.

	Year ended
Cash provided by (used in):	June 30, 2021	June 30, 2020
	(in thousands)
Operating activities of continuing operations	$116,767	$182,033
Investing activities of continuing operations	31,993	(55,308)
Financing activities of continuing operations	(118,824)	(152,686)
Net cash provided by operating activities was $116.8 million for the year ended June 30, 2021, compared to $182.0 million provided by operating activities for the year ended June 30, 2020. Operating cash flows for the year ended June 30, 2021 is primarily attributable to earnings from operations adjusted for non-cash item and increased accounts payable, partially offset by increased accounts receivable. Operating cash flows for the year ended June 30, 2020 is primarily attributable to reduced inventory and accounts receivable balances and earnings from operations adjusted for non-cash items.

Excluding the master agency business, the number of days sales outstanding ("DSO") was 60 at June 30, 2021, compared to 63 at June 30, 2020. The increase in DSO is primarily a result of changes in the aging portfolio of North America. Throughout the current fiscal year, DSO ranged from 60 to 63. Inventory turnover was 6.5 times during the fourth quarter of the current fiscal year, compared to 4.5 times in the fourth quarter of fiscal year 2020. Throughout the current fiscal year, inventory turnover ranged from 5.8 to 6.9 times.

Cash provided by investing activities was $32.0 million in fiscal year June 30, 2021. Cash used in investing activities was $55.3 million for the year ended June 30, 2020. Cash provided by investing activities is primarily attributable to cash received for the disposal of our Latin American and Europe entities. In fiscal year 2020, cash used in investing activities is primarily attributable to cash used to purchase intY.

Cash used in financing activities totaled to $118.8 million and $152.7 million for the fiscal years ended June 30, 2021 and 2020, respectively. For fiscal years 2021 and 2020, cash used in financing activities is primarily attributable to net debt repayments and contingent consideration payments.

Share Repurchase Program

In August 2016, the Board of Directors authorized a three year $120 million share repurchase program. The share repurchase program expired in August 2019. Since the inception of the program, we repurchased 1.1 million shares totaling $35.9 million, of which 0.2 million totaling $5.4 million were repurchased during the year ended June 30, 2020.

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility as of June 30, 2021. Including borrowings for both continuing and discontinued operations, there was $0.0 million and $92.4 million outstanding on the revolving credit facility at June 30, 2021 and 2020, respectively.

Including borrowings for both continuing and discontinued operations, the average daily balance on the revolving credit facility, excluding the term loan facility, was $54.6 million and $235.4 million for the years ended June 30, 2021 and 2020, respectively. There were no letters of credit issued as of June 30, 2021. There were letters of credit issued under the multi-currency revolving credit facility for the discontinued operations of $0.3 million as of June 30, 2020. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $350.0 million and $257.3 million available for additional borrowings as of June 30, 2021 and 2020, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA, and (2) Credit Facility EBITDA relative to total interest expense respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2021, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $281.6 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2021, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Earnout Payments

In fiscal year 2021, we paid the final earnout payment to the former shareholders of Intelisys related to their acquisition on August 29, 2016. See Note 11 - Fair Value of Financial Instruments for a discussion on the liabilities recorded. We paid the final earnout payment to the former shareholders of Network1 in fiscal year 2019.

Summary
We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
Commitments
At June 30, 2021, we had contractual obligations in the form of non-cancelable operating leases, a capital lease (including interest payments), and debt (including interest payments). See Notes 9 and 15 of the Notes to the Consolidated Financial Statements. The following table summarizes our future contractual obligations:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	Greater than 5 Years
	(in thousands)
Contractual Obligations
Non-cancelable operating leases(1)	$20,834	$5,040	$8,838	$5,977	$979
Capital lease	1,456	1,228	229	—	—
Principal debt payments	143,174	7,843	131,950	718	2,663
Total obligations	$165,464	$14,111	$141,017	$6,695	$3,642
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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings (continuing and discontinued operations) on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately a $1.0 million and $2.9 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2021 and 2020, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2021 and 2020 we had $143.2 million and $247.0 million, respectively, in variable rate debt for both continuing and discontinued operations. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap with a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. The purpose of the interest rate swap is to manage or hedge our exposure to floating rate debt and achieve a desired proportion of fixed versus floating rate debt. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Brazil, and the UK. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.4 million and $1.1 million increase or decrease in pre-tax income for fiscal years ended June 30, 2021 and 2020, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, British pounds and Canadian dollars. At June 30, 2021 and 2020 the fair value of our currency forward contracts were a net payable of less than $0.1 million.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 24, 2021 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
August 24, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated August 24, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Columbia, South Carolina
August 24, 2021

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$62,718	$29,485
Accounts receivable, less allowance of $19,341 at June 30, 2021 and $21,906 at June 30, 2020	568,984	443,185
Inventories	470,081	454,885
Prepaid expenses and other current assets	117,860	94,681
Current assets held for sale	—	181,231
Total current assets	1,219,643	1,203,467
Property and equipment, net	42,836	55,641
Goodwill	218,877	214,288
Identifiable intangible assets, net	104,860	121,547
Deferred income taxes	21,853	24,630
Other non-current assets	63,615	72,521
Total assets	$1,671,684	$1,692,094
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$634,805	$454,240
Accrued expenses and other current liabilities	87,790	76,686
Current portion of contingent consideration	—	46,334
Income taxes payable	2,501	5,886
Current portion of long-term debt	7,843	7,839
Current liabilities held for sale	—	128,022
Total current liabilities	732,939	719,007
Deferred income taxes	3,954	3,884
Long-term debt, net of current portion	135,331	143,175
Borrowings under revolving credit facility	—	67,714
Other long-term liabilities	68,269	80,068
Total liabilities	940,493	1,013,848
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,499,465 and 25,361,298 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	71,253	63,765
Retained earnings	758,071	747,276
Accumulated other comprehensive loss	(98,133)	(132,795)
Total shareholders’ equity	731,191	678,246
Total liabilities and shareholders’ equity	$1,671,684	$1,692,094

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2021, 2020 and 2019
(in thousands, except per share information)

	2021	2020	2019
Net sales	$3,150,806	$3,047,734	$3,249,799
Cost of goods sold	2,800,090	2,692,165	2,856,996
Gross profit	350,716	355,569	392,803
Selling, general and administrative expenses	247,438	259,535	244,294
Depreciation expense	12,533	13,033	12,028
Intangible amortization expense	19,488	19,953	17,893
Restructuring and other charges	9,258	604	8,654
Impairment charges	—	120,470	—
Change in fair value of contingent consideration	516	6,941	15,200
Operating income (loss)	61,483	(64,967)	94,734
Interest expense	6,929	12,224	13,162
Interest income	(3,097)	(5,826)	(1,818)
Other expense (income), net	116	411	(247)
Income (loss) before income taxes	57,535	(71,776)	83,637
Provision for income taxes	12,146	7,451	18,778
Net income (loss) from continuing operations	45,389	(79,227)	64,859
Net loss from discontinued operations	(34,594)	(113,427)	(7,262)
Net income (loss)	$10,795	$(192,654)	$57,597

Per share data:
Net income (loss) from continuing operations per common share, basic	$1.79	$(3.12)	$2.53
Net loss from discontinued operations per common share, basic	(1.36)	(4.47)	(0.28)
Net income (loss) per common share, basic	$0.42	$(7.59)	$2.25
Weighted-average shares outstanding, basic	25,423	25,378	25,642

Net income (loss) from continuing operations per common share, diluted	$1.78	$(3.12)	$2.52
Net loss from discontinued operations per common share, diluted	(1.36)	(4.47)	(0.28)
Net income (loss) per common share, diluted	$0.42	$(7.59)	$2.24
Weighted-average shares outstanding, diluted	25,518	25,378	25,734

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Net income (loss)	$10,795	$(192,654)	$57,597
Unrealized gain (loss) on hedged transaction, net of tax	2,249	(4,646)	(3,277)
Foreign currency translation adjustment	20,778	(38,061)	(2,634)
Realized foreign currency loss from discontinued operations	11,635	—	—
Comprehensive income (loss)	$45,457	$(235,361)	$51,686

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2021, 2020 and 2019
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	25,593,122	$68,220	$882,333	$(84,177)	$866,376
Net income	—	—	57,597	—	57,597
Unrealized loss on hedged transaction, net of tax	—	—	—	(3,277)	(3,277)
Foreign currency translation adjustment	—	—	—	(2,634)	(2,634)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	139,107	103	—	—	103
Common stock repurchased	(323,832)	(10,129)	—	—	(10,129)
Share-based compensation	—	6,093	—	—	6,093
Balance at June 30, 2019	25,408,397	64,287	939,930	(90,088)	914,129
Net loss	—	—	(192,654)	—	(192,654)
Unrealized loss on hedged transaction, net of tax	—	—	—	(4,646)	(4,646)
Foreign currency translation adjustment	—	—	—	(38,061)	(38,061)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	120,969	(599)	—	—	(599)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	5,509	—	—	5,509
Balance at June 30, 2020	25,361,298	63,765	747,276	(132,795)	678,246
Net income	—	—	10,795	—	10,795
Unrealized gain on hedged transaction, net of tax	—	—	—	2,249	2,249
Foreign currency translation adjustment	—	—	—	20,778	20,778
Realized foreign currency loss from discontinued operations	—	—	—	11,635	11,635
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	138,167	(585)	—	—	(585)
Share-based compensation	—	8,073	—	—	8,073
Balance at June 30, 2021	25,499,465	$71,253	$758,071	$(98,133)	$731,191

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,795	$(192,654)	$57,597
Net loss from discontinued operations	(34,594)	(113,427)	(7,262)
Net income (loss) from continuing operations	45,389	(79,227)	64,859
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	33,507	35,328	33,652
Amortization of debt issue costs	417	417	350
Provision for doubtful accounts	338	1,621	1,712
Share-based compensation	8,039	5,478	6,045
Impairment charges	—	120,470	—
Deferred income taxes	2,916	(12,193)	(2,757)
Change in fair value of contingent consideration	516	6,941	15,200
Contingent consideration payments excess	(5,457)	(3,050)	(10,190)
Finance lease interest	119	85	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(118,859)	57,477	(5,490)
Inventories	(12,301)	86,177	(85,862)
Prepaid expenses and other assets	(18,753)	(13,880)	(10,091)
Other non-current assets	9,948	(13,563)	(2,438)
Accounts payable	175,120	(20,846)	16,134
Accrued expenses and other liabilities	(493)	11,239	2,377
Income taxes payable	(3,679)	(441)	(7,469)
Net cash provided by operating activities of continuing operations	116,767	182,033	16,032
Cash flows from investing activities of continuing operations:
Capital expenditures	(2,363)	(6,387)	(5,797)
Cash paid for business acquisitions, net of cash acquired	—	(48,921)	(32,161)
Cash received for business disposal	34,356	—	—
Net cash provided by (used in) investing activities of continuing operations	31,993	(55,308)	(37,958)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	1,881,679	2,085,918	2,061,090
Repayments on revolving credit, net of expenses	(1,949,392)	(2,190,595)	(2,132,702)
Borrowings on long-term debt, net	(7,839)	(4,085)	149,670
Repayments of finance lease obligations	(1,294)	(1,765)	(662)
Debt issuance costs	—	—	(1,096)
Contingent consideration payments	(41,393)	(35,482)	(35,606)
Exercise of stock options	451	754	1,509
Taxes paid on settlement of equity awards	(1,036)	(1,353)	(1,406)
Repurchase of common stock	—	(6,078)	(9,483)
Net cash (used in) provided by financing activities of continuing operations	(118,824)	(152,686)	31,314

	2021	2020	2019
	(continued)
Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities of discontinued operations	24,173	44,238	(43,159)
Net cash flows used in investing activities of discontinued operations	(58)	(77)	(1,416)
Net cash flows (used in) provided by financing activities of discontinued operations	(29,494)	(3,921)	32,917
Net cash flows (used in) provided by discontinued operations	(5,379)	40,240	(11,658)
Effect of exchange rate changes on cash and cash equivalents	3,706	(3,642)	558
Increase (decrease) in cash and cash equivalents	28,263	10,637	(1,712)
Cash and cash equivalents at beginning of period	34,455	23,818	25,530
Cash and cash equivalents at end of period	62,718	34,455	23,818
Cash and cash equivalents of discontinued operations	—	4,970	4,513
Cash and cash equivalents of continuing operations	$62,718	$29,485	$19,305

Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$6,412	$11,959	$13,162
Income taxes paid during the year	$12,002	$16,869	$30,610
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2021
(1)    Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is at the center of the solution delivery channel, connecting businesses and providing technology solutions. The Company brings technology solutions and services from leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, and telecom and cloud services to market. The Company operates in the United States, Canada, Brazil, and the UK. During the quarter ended December 31, 2020, the Company completed the divestitures of its products distribution business in the UK, Europe, and Latin America, outside of Brazil (the "Divestitures"). See Note 19 - Discontinued Operations for more information regarding the Divestitures. The Company's two operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services, are based on product, customer, and service type.

COVID-19

The spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The Company moved quickly to transition our employees, where possible, to a fully remote working environment. The Company also deployed teams to monitor the evolving situation and recommend risk mitigation actions; The Company is following guidance from authorities and health officials, including implementing travel restrictions and requiring employees to adhere physical distancing protocols. All of the Company's distribution facilities have remained open and operational throughout the pandemic.

The pandemic and these containment measures have had an impact on our business, suppliers' businesses and sales partners' businesses. The negative impacts to net sales from the pandemic, including declines in customer demand and supply chain disruptions, were most pronounced during the fourth quarter of fiscal year 2020, and have since recovered throughout fiscal year 2021. While we are unable to predict the ultimate impact that COVID-19 will have on our business, certain technologies have benefited from the widespread adoption of work-from-home, as well as the accelerated shift to digitize and automate processes. We are also incurring higher employee related healthcare and prevention costs as a result of the pandemic. The Company has made adjustments, including implementing an annualized expense reduction plan in fiscal year 2021. For further discussion on the potential future impacts of COVID-19, see the Risk Factors presented in Part I, Item 1A.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2021, 2020 and 2019.

Use of Estimates

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, contingent consideration, asset impairments, inventory reserves, purchase price allocations, goodwill and intangibles, and supplier incentives. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

(c) Purchase Price Allocations

The Company accounts for business combinations in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations. For each acquisition, the Company allocates the purchase price to assets acquired, liabilities assumed and goodwill and intangibles. The Company recognizes assets and liabilities acquired at their estimated fair values. Management uses judgment to (i) identify the acquired assets and liabilities assumed, (ii) estimate the fair value of these assets, (iii) estimate the useful life of the assets and (iv) assess the appropriate method for recognizing depreciation or amortization expense over the assets' useful life. See Note 7 - Acquisitions for further discussion of the Company's business combinations.

(d) Goodwill and Intangible Asset Fair Value

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $14.3 million and $17.1 million are classified as accounts payable as of June 30, 2021 and 2020, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation ("FDIC") or other insured limits. Cash and cash equivalents held outside of the United States for continuing operations totaled $52.1 million and $23.6 million as of June 30, 2021 and 2020, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Brazil and the UK. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. Sales to individual customers were less than 10% of the Company’s net sales for fiscal years 2021, 2020 and 2019.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The Company’s exposure to changes in foreign currency exchange rates results from foreign currency denominated assets and liabilities, purchasing and selling internationally in several foreign currencies and from intercompany loans with foreign subsidiaries, including subsidiaries included in discontinued operations. The Company’s objective is to preserve the economic value of non-functional currency denominated cash flows. The Company's foreign currencies are denominated primarily in Brazilian reais, British pounds and Canadian dollars.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the years ended June 30, 2021 and 2020.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $31.2 million and $27.2 million as of June 30, 2021 and June 30, 2020, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $4.9 million and $2.6 million at June 30, 2021 and June 30, 2020, respectively.

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
June 30, 2021

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

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the year ended June 30, 2021, 2020, and 2019.

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
June 30, 2021

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

No goodwill impairment charges were recognized for the fiscal years ended June 30, 2021 and 2019. Goodwill impairment charges totaled $119.0 million for the Worldwide Barcode, Networking and Security segment reporting units for the fiscal year ended June 30, 2020 and are included in the impairment charges line item in the Consolidated Income Statements. See Note 8 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

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

These assets are shown in detail in Note 8 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2021 and 2019. Intangible asset impairment charges totaled $1.4 million for our continuing operations for the fiscal year ended June 30, 2020 and are included in the impairment charges line item in the Consolidated Income Statements. See Note 8 - Goodwill and Other Identifiable Intangible Assets for more information regarding intangible asset impairment charges.

Fair Value of Financial Instruments

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and subsidiary lines of credit approximate fair value based upon either short maturities or variable interest rates of these instruments. For additional information related to the fair value of derivatives, please see Note 11 - Fair Value of Financial Instruments.

Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys and Network1, the Company agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. Future payments are to be paid in the functional currency of the acquired entity. The Company paid the final earnout payment to the former shareholders of Intelisys during fiscal year 2021. The Company also paid the final earnout payment to the former shareholders of Network1 during fiscal year 2019.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses. For more detailed disclosures on the Company's revenue recognition policies, see Note 3 - Revenue Recognition.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2021, 2020 and 2019. Deferred advertising costs for each of these three fiscal years were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's continuing operations functional currencies include U.S. dollars, Brazilian reais, British pounds, and Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. In accordance with

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

ASC 740, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized. Additionally, the Company maintains reserves for uncertain tax provisions. See Note 14 - Income Taxes for further discussion and the impact of the Tax Cut and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses, which provides

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard effective July 1, 2020, and it did not have a material impact on the Company's consolidated financial statements. See Note 2 - Trade Accounts and Notes Receivable for disclosures related to the adoption of ASU 2016-13.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective July 1, 2020, and it had no impact on the Company's consolidated financial statements.

The Company has reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

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

Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country-specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life.

The changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2021, June 30, 2020 and June 30, 2019 are set forth in the tables below.

Description	Balance at Beginning of Period	Amounts Charged to Expense	Write-offs	Other (1)	Balance at End of Period
Allowance for bad debt:
Year ended June 30, 2019	$33,843	1,712	(9,005)	971	$27,521
Trade and current note receivable allowance					$27,521
Year ended June 30, 2020	$27,521	1,621	(5,176)	(2,060)	$21,906
Trade and current note receivable allowance					$21,906
Year ended June 30, 2021	$21,906	338	(4,556)	1,653	$19,341
Trade and current note receivable allowance					$19,341

(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

(3)     Revenue Recognition

The Company provides technology solutions and services from the leading suppliers of mobility and barcode, POS, payments, physical security, unified communications and collaboration and telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

Variable Considerations

For certain transactions, products are sold with a right of return, and the Company may also provide other rebates or incentives, which are accounted for as variable consideration. The Company estimates returns allowance based on historical experience and reduces revenue accordingly. The Company estimates the amount of variable consideration for rebates and incentives by using the expected value to be given to the customer and reduces the revenue by those estimated amounts. These estimates are reviewed and updated as necessary at the end of each reporting period.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.
•Sales tax and other related taxes - Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue.
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Fiscal year ended June 30, 2021
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,175,141	$910,722	$3,085,863
Intelisys	—	64,943	64,943
	$2,175,141	$975,665	$3,150,806

	Fiscal year ended June 30, 2020
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,093,217	$897,096	$2,990,313
Intelisys	—	57,421	57,421
	$2,093,217	$954,517	$3,047,734

	Fiscal year ended June 30, 2019
		(in thousands)
	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
Revenue by product/service:
Technology solutions	$2,141,896	$1,058,176	$3,200,072
Intelisys	—	49,727	49,727
	$2,141,896	$1,107,903	$3,249,799

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

(4)    Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal year ended June 30,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$45,389	$(79,227)	$64,859
Net loss from discontinued operations	(34,594)	(113,427)	(7,262)
Net income (loss)	$10,795	$(192,654)	$57,597

Denominator:
Weighted-average shares, basic	25,423	25,378	25,642
Dilutive effect of share-based payments	95	—	92
Weighted-average shares, diluted(1)	25,518	25,378	25,734

Net income (loss) from continuing operations per common share, basic	$1.79	$(3.12)	$2.53
Net loss from discontinued operations per common share, basic	(1.36)	(4.47)	(0.28)
Net income (loss) per common share, basic	$0.42	$(7.59)	$2.25

Net income (loss) from continuing operations per common share, diluted	$1.78	$(3.12)	$2.52
Net loss from discontinued operations per common share, diluted	(1.36)	(4.47)	(0.28)
Net income (loss) per common share, diluted	$0.42	$(7.59)	$2.24

(1) The Company calculates weighted average shares of common stock in accordance with ASC 260, Earnings per Share. The Company's diluted weighted average shares for the year ended June 30, 2020 are the same as basic weighted average shares due to net loss from continuing operations.

For the years ended June 30, 2021, 2020 and 2019, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 1,297,214, 1,040,226 and 582,856, respectively.

(5)    Property and Equipment

Property and equipment is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	June 30,
	2021	2020
	(in thousands)
Land	$3,319	$3,331
Buildings and leasehold improvements	20,947	21,791
Computer software and equipment	74,432	75,008
Furniture, fixtures and equipment	15,359	17,775
Construction in progress	123	476
Rental equipment	9,379	10,207
	123,559	128,588
Less accumulated depreciation	(80,723)	(72,947)
	$42,836	$55,641

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $12.5 million, $13.0 million and $12.0 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $1.5 million, $2.3 million and $3.7 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

(6)    Other Assets and Liabilities, Current

The table below details prepaid expenses and other current assets.

	June 30,
	2021	2020
	(in thousands)
Other receivables	$73,113	$56,266
Prepaid expense	23,641	16,660
Other taxes receivable	9,473	5,258
Other current assets	11,633	16,497
	$117,860	$94,681

The table below details accrued expenses and other current liabilities.

	June 30,
	2021	2020
	(in thousands)
Deferred warranty revenue	$9,752	$12,101
Accrued compensation	27,340	13,616
Other taxes payable	15,183	15,756
Accrued marketing expense	5,536	5,667
Accrued freight	3,528	2,886
Short-term operating lease liability	4,284	4,476
Other accrued liabilities	22,167	22,184
	$87,790	$76,686

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The table below details other long-term liabilities.

	June 30,
	2021	2020
	(in thousands)
Long-term deferred warranty revenue	$2,958	$4,031
Long-term deferred compensation liability	26,229	24,572
Interest rate swap	6,280	9,433
Long-term income taxes payable	5,971	6,674
Long-term operating lease liability	16,550	20,760
Other long-term liabilities	10,281	14,598
	$68,269	$80,068

(7)    Acquisitions

intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, and developed technology. Goodwill recognized on this acquisition is not deductible for tax purposes. See Note 8 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with this acquisition. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0.3 million for each of the fiscal years ended June 30, 2020 and 2019 in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Worldwide Communications & Services segment.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

(8)    Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Worldwide Barcode, Networking & Security and Worldwide Communications & Services. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2021 and 2019, no impairment charges related to goodwill were recorded. For the fiscal year ended June 30, 2020, the Company's projected growth and operating margins were impacted by the worldwide economic hardships created by COVID-19 and as such recognized a goodwill impairment charge of $119.0 million for our Worldwide, Barcode, Networking and Security reporting unit, which is recorded to the impairment charges line item in the Consolidated Income Statements.

Changes in the carrying amount of goodwill for the years ended June 30, 2021 and 2020, by reportable segment, are set forth in the table below. Additions to goodwill for fiscal year 2020 are due to the recent acquisitions.

	Worldwide Barcode, Networking & Security Segment	Worldwide Communications & Services Segment	Total
	(in thousands)
Balance at June 30, 2019	$135,965	$174,750	$310,715
Additions	—	30,445	30,445
Goodwill impairment charges	(119,037)	—	(119,037)
Unrealized loss on foreign currency translation	(558)	(7,277)	(7,835)
Balance at June 30, 2020	$16,370	$197,918	$214,288
Unrealized gain on foreign currency translation	—	4,589	4,589
Balance at June 30, 2021	$16,370	$202,507	$218,877

The following table shows the Company’s identifiable intangible assets as of June 30, 2021 and 2020, respectively.

	June 30, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$139,262	$68,716	$70,546	$137,146	$56,107	$81,039
Trade names	19,750	10,102	9,648	19,509	7,617	11,892
Non-compete agreements	2,410	2,271	139	2,410	1,711	699
Supplier partner program	4,085	1,621	2,464	4,085	1,191	2,894
Encryption key library	19,900	9,743	10,157	19,900	7,255	12,645
Developed technology	15,165	3,259	11,906	14,004	1,626	12,378
Total intangibles	$200,572	$95,712	$104,860	$197,054	$75,507	$121,547

During fiscal year 2020, the Company acquired customer relationships, trade names and developed technology related to the acquisition of intY. Also during fiscal year 2020, the Company recorded $1.4 million in impairment charges in customer relationships, trade names and non-compete agreements related to the acquisition of Canpango. This charge is included in the impairment charges line item in the Consolidated Income Statements. The Company also disposed of fully amortized trade names and non-compete agreements from prior acquisitions. No impairment charges were recognized in fiscal years ended June 30, 2021 and June 30, 2019.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The weighted-average amortization period for all intangible assets was approximately 10 years for the year ended June 30, 2021, compared to 10 years for the year ended June 30, 2020 and 9 years for the year ended June 30, 2019. Amortization expense for continuing operations for the years ended June 30, 2021, 2020 and 2019 was $19.5 million, $20.0 million and $17.9 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2022	$17,962
2023	17,021
2024	16,917
2025	16,917
2026	13,032
Thereafter	23,011
Total	$104,860

(9)    Short Term Borrowings and Long Term Debt
The following table shows the Company’s short-term and long-term debt as of June 30, 2021 and 2020, respectively.

	June 30,
	2021	2020
	(in thousands)
Current portion of long-term debt	$7,843	$7,839
Mississippi revenue bond, net of current portion	4,081	4,425
Senior secured term loan facility, net of current portion	131,250	138,750
Borrowings under revolving credit facility(a)	—	67,714
Total debt	$143,174	$218,728

(a) Borrowing under the revolving credit facility classified as held for sale in the Consolidated Balance Sheets for our discontinued operations totaled $24.7 million for the fiscal year ended June 30, 2020.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

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

The spread in effect as of June 30, 2021 was 1.50% for LIBOR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2021 was 0.25%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2021.
Including borrowings for both continuing and discontinued operations, the average daily balance on the revolving credit facility, excluding the term loan facility, during the fiscal years ended June 30, 2021 and 2020 was $54.6 million and $235.4 million, respectively. Taking into consideration outstanding borrowings on the multi-currency revolving credit facility for both continuing and discontinued operations, there was $350.0 million and $257.3 million available for additional borrowings as of June 30, 2021 and 2020, respectively. At June 30, 2021, based upon the Leverage Ratio calculations, there was $281.6 million available for additional borrowings. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2021. There were letters of credit issued of $0.3 million as of June 30, 2020.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2021, the Company was in compliance with all covenants under this bond. The interest rate at June 30, 2021 and 2020 was 0.94% and 1.03%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility from continuing operations and long-term debt at June 30, 2021 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2022	$—	$7,500	$343
2023	—	11,250	348
2024	—	120,000	352
2025	—	—	357
2026	—	—	361
Thereafter	—	—	2,663
Total principal payments	$—	$138,750	$4,424

Debt Issuance Costs

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

As of June 30, 2021, net debt issuance costs associated with the credit facility and bonds totaled $1.2 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

(10)    Derivatives and Hedging Activities

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies and is exposed to market risk for changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and once these opportunities have been exhausted the Company uses currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, British pound and Canadian dollar for continuing operations. See Note 1- Business and Summary of Significant Accounting Policies for more information regarding the Company's policy on derivative financial instruments.

The Company had contracts outstanding with notional amounts of $27.9 million and $16.6 million for the exchange of foreign currencies as of June 30, 2021 and 2020, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal year ended June 30,
	2021	2020	2019
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$3,462	$(3,975)	$235
Net foreign currency transactional and re-measurement (gains) losses	(2,617)	4,500	400
Net foreign currency losses	$845	$525	$635

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, and other currencies versus the U.S. dollar.
Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2021 and 2020.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Net interest expense (income) recognized as a result of interest rate swap	$2,250	$799	$(233)
Unrealized gain (loss) in fair value of interest swap rates	731	(6,900)	(4,159)
Net increase in accumulated other comprehensive income (loss)	2,981	(6,101)	(4,392)
Income tax effect	(732)	1,455	1,115
Net increase (decrease) in accumulated other comprehensive income, net of tax	$2,249	$(4,646)	$(3,277)

The Company has the following derivative instruments for continuing operations located on the Consolidated Balance Sheets as of June 30, 2021, utilized for the risk management purposes detailed above:

	June 30, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign currency hedge	Other current assets	$187	$—

Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$5
Interest rate swap agreement	Other current liabilities	$6,280	$—

The Company has the following derivative instruments located on the Consolidated Balance Sheets as of June 30, 2020, utilized for the risk management purposes detailed above:

	June 30, 2020
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$26
Interest rate swap agreement	Other current liabilities	$9,433	$—

(11)    Fair Value of Financial Instruments

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

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

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,168	$31,168	$—	$—
Foreign currency hedge	187	—	187	—
Total assets at fair value	$31,355	$31,168	$187	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,168	$31,168	$—	$—
Forward foreign currency exchange contracts	5	—	5	—
Interest rate swap agreement	6,280	—	6,280	—
Total liabilities at fair value	$37,453	$31,168	$6,285	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$27,159	$27,159	$—	$—
Total assets at fair value	$27,159	$27,159	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$27,159	$27,159	$—	$—
Forward foreign currency exchange contracts	26	—	26	—
Interest rate swap agreement	9,433	—	9,433	—
Liability for contingent consideration, current and non-current	46,334	—	—	46,334
Total liabilities at fair value	$82,952	$27,159	$9,459	$46,334

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including LIBOR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Consolidated Balance Sheet as prepaid expenses and other current assets or accrued expenses and other current liabilities, depending on the respective instruments' favorable or unfavorable positions. See Note 10 - Derivatives and Hedging Activities.
The Company recorded contingent consideration liabilities at the acquisition date of Network1 and Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the applicable purchase agreements, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. Network1 and Intelisys are part of the Company's Worldwide Communications & Services segment. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets. The fair value of the contingent considerations (Level 3) are determined using a form of a probability weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liabilities are recorded to the change in fair value of contingent consideration line item in the Consolidated Income Statements. Fluctuations due to foreign currency translation are captured in other comprehensive income through the changes in foreign currency translation adjustments line item as seen in Note 18 - Accumulated Other Comprehensive (Loss) Income.

The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2021. The final earnout payment due to former shareholders of Intelisys was paid during the fiscal year ended June 30, 2021.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

June 30, 2021
Worldwide Communications & Services Segment
(in thousands)
Fair value at beginning of period	$46,334
Payments	(46,850)
Change in fair value	516
Fair value at end of period	$—

The table below provides a summary of the changes in fair value of the Company's contingent consideration for the Network1 and Intelisys earnouts for the fiscal year ended June 30, 2020.

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

A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for our contingent consideration liabilities as of June 30, 2021 and 2020 were as follows. The measurement period for the Intelisys earnout ended on June 30, 2020.

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

Intelisys

The final earnout payment was paid to the former shareholders of Intelisys during the fiscal year ended June 30, 2021. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statement totaled $0.5 million for the fiscal year ended June 30, 2021. The change in fair value for the fiscal year is due to the recurring amortization of the unrecognized fair value discount.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The fair value of the liability for the contingent consideration related to Intelisys recognized at June 30, 2020 was $46.3 million, all of which is classified as current. The expense from the change in fair value of the contingent consideration recognized in the Condensed Consolidated Income Statements totaled $6.9 million for the fiscal year ended June 30, 2020. The change in fair value for the fiscal year was primarily driven by the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate.

Network1

The final earnout payment was paid to the former shareholders of Network1 during the fiscal year ended June 30, 2019. The change in fair value of the contingent consideration for the fiscal year ended June 30, 2019 recognized in the Condensed Consolidated Income Statements contributed a loss of $2.5 million for agreed upon adjustments in the final payments.

(12)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2002 Long-Term Incentive Plan and the 2013 Long-Term Incentive Plan). Awards are currently only being granted under the 2013 Long-Term Incentive Plan. As of June 30, 2021, there were 879,660 shares available for future grant under the 2013 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. Under the plans, the Company is authorized to award officers, employees, consultants and non-employee members of the Board of Directors various share-based payment awards, including options to purchase common stock and restricted stock. Restricted stock can be in the form of a restricted stock award ("RSA"), restricted stock unit ("RSU") or a performance unit ("PU"). An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions.

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

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,332	$508	$868
Equity classified restricted stock	6,707	4,970	5,177
Total share-based compensation	$8,039	$5,478	$6,045

Stock Options

During the fiscal year ended June 30, 2021, the Company granted stock options for 640,782 shares. The Company did not grant stock options during the fiscal year ended June 30, 2020. Stock options granted in fiscal year ended June 30, 2021 and 2019 vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Income Statements.

The Company used the following weighted-average assumptions for the options granted in fiscal years ended June 30, 2021 and 2019:

	Fiscal Year Ended June 30,
	2021	2019
Expected term	5 years	4 years
Expected volatility	42.78%	32.93%
Risk-free interest rate	0.36%	2.84%
Dividend yield	0.00%	0.00%
Weighted-average fair value per option	$9.01	$11.86

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2021
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	816,297	$37.99
Granted during the period	640,782	25.09
Exercised during the period	(14,725)	29.80
Canceled, forfeited, or expired during the period	(206,785)	35.35
Outstanding, end of year	1,235,569	31.84	6.78	$1,917,584
Vested and expected to vest at June 30, 2021	1,218,365	31.95	6.74	$1,852,340
Exercisable, end of year	601,987	$38.94	4.03	$—

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2021, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2021, 2020 and 2019 was less than $0.1 million, $0.2 million and $0.4 million, respectively.

A summary of the status of the Company’s shares subject to unvested options is presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	Fiscal Year Ended June 30, 2021
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested, beginning of year	34,914	$34.19	$10.58
Granted	640,782	25.09	9.01
Vested	(32,371)	34.17	10.58
Canceled or forfeited	(9,743)	26.89	8.84
Unvested, end of year	633,582	$25.10	$9.02

As of June 30, 2021, there was approximately $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of options vested during the fiscal years ended June 30, 2021, 2020 and 2019 is $0.3 million, $0.7 million and $1.1 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	490,757	9.38	24.51	—	—
$26.38 - $30.49	142,825	9.40	27.14	—	—
$30.49 - $34.60	113,869	5.08	34.11	113,869	34.11
$34.60 - $38.71	208,669	4.84	37.71	208,669	37.71
$38.71 - $42.82	279,449	3.02	41.82	279,449	41.83
	1,235,569	6.74	$31.84	601,987	$38.94

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2021, the Company granted 419,227 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

	Fiscal Year Ended June 30, 2021
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	224,409	November 12, 2020	$24.26	Annually over 3 years
Certain employees based on performance	123,636	November 19, 2020	$24.68	Annually over 3 years
Certain employee based upon hire	27,482	March 1, 2021	$29.11	Annually over 3 years

Non-Employee Directors
Certain Directors	43,700	November 19, 2020	$24.68	6 months

A summary of the status of the Company’s outstanding restricted stock is presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	Fiscal Year Ended June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	438,456	$35.98
Granted during the period	419,227	24.75
Vested during the period	(163,146)	31.89
Cancelled, forfeited, or expired during the period	(156,554)	35.47
Outstanding, end of year	537,983	$27.12

As of June 30, 2021, there was approximately $10.8 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.21 years. The Company withheld 39,704 shares for income taxes during the fiscal year ended June 30, 2021.

(13)    Employee Benefit Plans

The Company maintains defined contribution plans that cover all employees located in the United States that meet certain eligibility requirements and provides a matching contribution equal to one-half of each participant’s contribution, up to a maximum matching contribution per participant of $800. Employer contributions are vested based upon tenure over a five-year period.

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Matching contributions	$1,262	$1,214	$1,262
Discretionary contributions	—	—	1,536
Total contributions	$1,262	$1,214	$2,798

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

(14)    Income Taxes

In the fourth quarter of the fiscal year ended June 30, 2021, following a review of its operations, liquidity and funding, tax implications of cash repatriation and investment opportunities, the Company determined that the ability to access the earnings of foreign earnings that were previously indefinitely reinvested could provide greater investment returns and meet other working capital needs if available to repatriate to the U.S. Accordingly, in the quarter ended June 30, 2021, the Company withdrew the permanent reinvestment assertion only with respect to all earnings generated by foreign operations. As a result of this change in the permanent reinvestment assertion, the Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distribution of such earnings to the U.S. in whole or in part.

Income tax expense (benefit) consists of:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Current:
Federal	$9,132	$13,892	$18,223
State	1,261	3,244	4,459
Foreign	874	1,188	(2,342)
Total current	11,267	18,324	20,340
Deferred:
Federal	207	(8,526)	(4,913)
State	(1,297)	(2,667)	(945)
Foreign	1,969	320	4,296
Total deferred	879	(10,873)	(1,562)
Provision for income taxes	$12,146	$7,451	$18,778

A reconciliation is provided below of the U.S. Federal income tax expense for the fiscal years ended June 30, 2021, June 30, 2020 and June 30, 2019 with the applicable statutory rate of 21%.

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. Federal income tax at statutory rate	$12,082	$(15,073)	$17,564
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	996	1,316	2,864
Tax credits	(170)	(1,419)	(1,324)
Valuation allowance	3,472	1,699	57
Effect of varying statutory rates in foreign operations, net	1,051	1,374	1,938
Stock compensation	1,094	41	35
Capitalized acquisition costs	—	59	69
Disallowed interest	86	1,639	1,600
Earnings from foreign subsidiaries	124	1,661	50
Net favorable recovery	—	(6,517)	(3,112)
Losses on dispositions	(2,897)	—	—
Global intangible low taxed income (GILTI) tax	(45)	(128)	365
Non-deductible goodwill impairment	—	20,180	—
Nontaxable income	(1,628)	—	(822)
U.S. Tax Reform transition tax	—	—	(827)
Notional interest deduction on net equity	(568)	—	—
Other jurisdictions impact of rate change on deferred taxes	—	—	(20)
Other	(1,451)	2,619	341
Provision for income taxes	$12,146	$7,451	$18,778

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	June 30,
	2021	2020
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$5,557	$6,466
Inventories	5,577	3,226
Nondeductible accrued expenses	8,024	11,109
Net operating loss carryforwards	892	3,083
Tax credits	7,138	6,734
Timing of amortization deduction from goodwill	—	12,516
Deferred compensation	7,893	7,247
Stock compensation	2,977	3,034
Capital loss carryforwards	7,633	—
Timing of amortization deduction from intangible assets	4,880	4,145
Total deferred tax assets	50,571	57,560
Valuation allowance	(13,996)	(9,195)
Total deferred tax assets, net of allowance	36,575	48,365
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(3,749)	(3,347)
Timing of amortization deduction from goodwill	(582)	(7,390)
Timing of amortization deduction from intangible assets	(14,345)	(16,882)
Total deferred tax liabilities	(18,676)	(27,619)
Net deferred tax assets	$17,899	$20,746

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Domestic	$39,511	$(83,517)	$68,675
Foreign	18,024	11,741	14,962
Worldwide pretax earnings	$57,535	$(71,776)	$83,637

As of June 30, 2021, there were (i) gross net operating loss carryforwards of approximately $1.7 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $7.3 million; (iii) foreign gross net operating loss carryforwards of approximately $1.6 million; (iv) state income tax credit carryforwards of approximately $2.1 million that began to expire in the 2020 tax year; (v) withholding tax credits of approximately $4.9 million; (vi) foreign tax credits of $0.2 million, and (vii) gross capital loss carryovers of $30.5 million. The Company maintains a valuation allowance of $0.6 million for U.S. federal income tax purposes, $7.6 million for capital loss carryforwards, $0.3 million for foreign net operating losses, a less than $0.2 million valuation allowance for state net operating losses, a $4.9 million valuation allowance for withholding tax credits, a $0.1 million valuation allowance for foreign tax credits, and $0.3 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company adopted ASU 2016-09 during fiscal year 2018 which required the Company to recognize excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements that were previously recognized as additional paid-in-capital. As a result of these changes, the Company recognized net tax expense of $1.1 million for the fiscal year ended June 30, 2021, and less than $0.1 million for the fiscal years ended June 30, 2020 and 2019.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

As of June 30, 2021, the Company had gross unrecognized tax benefits of $1.1 million, $0.9 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of less than $0.1 million on a gross basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below, were $1.1 million, $1.1 million and $1.0 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2021	2020	2019
	(in thousands)
Beginning Balance	$1,156	$1,234	$1,703
Additions based on tax positions related to the current year	68	137	69
Reduction for tax positions of prior years	(103)	(215)	(538)
Ending Balance	$1,121	$1,156	$1,234

A Supplemental Law in Brazil affirms that Brazilian state-provided benefits are not subject to income tax. The Company recorded, discrete to the June 30, 2021 quarter, an income tax benefit of $2.8 million related to the confirmation of the recovery of state-provided tax benefits.

Discrete to the June 30, 2021 quarter, the Company recorded a tax benefit of $2.1 million for tax exempt income related to nonrecurring cancellation of indebtedness in a subsidiary.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2016.

(15)    Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2024. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2021 and 2020.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

expensed as incurred. Further, the Company has elected the practical expedient to recognize all lease and non-lease components as a single lease component, where applicable.

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at June 30, 2021 and 2020:

Operating leases	Balance Sheet location	June 30, 2021	June 30, 2020
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$19,246	$23,581
Current operating lease liabilities	Accrued expenses and other current liabilities	4,284	4,476
Long-term operating lease liabilities	Other long-term liabilities	16,550	20,760

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the fiscal years ended June 30, 2021 and 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Fiscal year ended June 30,
	2021	2020
	(in thousands)
Operating lease cost	$5,256	$6,135
Variable lease cost	1,068	1,485
	$6,324	$7,620

Supplemental cash flow information related to the Company's operating leases for the fiscal year ended June 30, 2021 are presented in the table below:

	Fiscal year ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$5,456	$5,773
Right-of-use assets obtained in exchange for lease obligations	—	1,672

The weighted-average remaining lease term and discount rate at June 30, 2021 are presented in the table below:

June 30, 2021
Weighted-average remaining lease term	5.22
Weighted-average discount rate	4.11%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2021:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

Operating leases
(in thousands)
2022	$5,040
2023	4,680
2024	4,158
2025	3,256
2026	2,721
Thereafter	3,269
Total future payments	23,124
Less: amounts representing interest	2,290
Present value of lease payments	$20,834

(16)    Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2021, 2020 and 2019 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition or results of operations.

Capital Projects

The Company expects total capital expenditures to range from $5.0 million to $8.0 million during fiscal year 2022 primarily for rental equipment investments, IT investments and facility improvements.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into the escrow account and $1.1 million was released from the escrow account during the fiscal year ended June 30, 2021. There were no deposits into, or releases from the escrow account for the fiscal year ended June 30, 2020. The amount available after the impact of foreign currency translation, as of June 30, 2021 and 2020, for future pre-acquisition contingency settlements or to be released to the sellers was $4.0 million and $4.8 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	June 30, 2021	June 30, 2020
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$16	$14
Other assets (noncurrent)	$3,998	$3,652
Liabilities
Other current liabilities	$16	$14
Other long-term liabilities	$3,998	$3,652

The net decline in the value of pre-acquisition contingencies for Network1 is primarily due to the expiration of the statute of limitations for identified pre-acquisition contingencies. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2021 is estimated to range from $4.0 million to $16.2 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

(17)    Segment Information

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

Worldwide Communications & Services Segment

The Worldwide Communications & Services segment includes a portfolio of solutions primarily for communications technologies and services and includes our Intelisys and intY businesses. We have business operations within this segment in the United States, Canada, Brazil and the UK. These offerings include voice, video conferencing, wireless, data networking, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Sales:
Worldwide Barcode, Networking & Security	$2,175,141	$2,093,217	$2,141,896
Worldwide Communications & Services	975,665	954,517	1,107,903
	$3,150,806	$3,047,734	$3,249,799
Depreciation and amortization:
Worldwide Barcode, Networking & Security	$15,557	$16,910	$17,274
Worldwide Communications & Services	14,923	15,239	12,891
Corporate	3,027	3,179	3,488
	$33,507	$35,328	$33,653
Change in fair value of contingent consideration:
Worldwide Barcode, Networking & Security	$—	$—	$—
Worldwide Communications & Services	516	6,941	15,200
	$516	$6,941	$15,200
Operating income:
Worldwide Barcode, Networking & Security	$28,402	$(83,515)	$57,019
Worldwide Communications & Services	44,715	22,548	38,933
Corporate(1)	(11,634)	(4,000)	(1,218)
	$61,483	$(64,967)	$94,734
Capital expenditures:
Worldwide Barcode, Networking & Security	$1,251	$3,632	$3,660
Worldwide Communications & Services	1,098	2,755	2,133
Corporate	14	—	4
	$2,363	$6,387	$5,797
Sales by Geography Category:
United States	$2,854,178	$2,787,475	$2,949,725
International	310,075	292,600	332,019
Less intercompany sales	(13,447)	(32,341)	(31,945)
	$3,150,806	$3,047,734	$3,249,799

(1) For the year ended June 30, 2021, the amounts shown above include acquisition, divestiture, and restructuring costs. For the year ended June 30, 2020, the amounts shown above include acquisition and divestiture costs. For the year ended June 30, 2019, the amounts shown above include acquisition costs.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	June 30, 2021	June 30, 2020
	(in thousands)
Assets:
Worldwide Barcode, Networking & Security	$858,215	$875,882
Worldwide Communications & Services	786,241	757,148
Corporate	27,228	59,064
	$1,671,684	$1,692,094
Property and equipment, net by Geography Category:
United States	$39,930	$53,083
International	2,906	2,558
	$42,836	$55,641

(18)    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2021	2020	2019
	(in thousands)
Currency translation adjustment	$(93,561)	$(125,974)	$(87,913)
Unrealized loss on fair value of interest rate swap, net of tax	(4,572)	(6,821)	(2,175)
Accumulated other comprehensive loss	$(98,133)	$(132,795)	$(90,088)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2021	2020	2019
	(in thousands)
Tax expense (benefit)	$2,084	$1,025	$(1,117)

(19)    Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations, as these businesses have been performing below management's expectations. The Company will continue to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize our value-added model for product distribution, leading us to focus and invest in our higher-growth, higher margin businesses. Results from the Divestitures were included within each of our reportable segments; Worldwide Barcode, Networking & Security segment and Worldwide Communications & Services segment.

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the fiscal year ended June 30, 2021, the Company recorded an additional pre-tax loss on disposal group of $34.6 million. This loss includes the realization of cumulative translation adjustments of $11.6 million for the fiscal year ended June 30, 2021. Additional losses for the fiscal year ended June 30, 2021 are primarily attributable to a reduction in the net proceeds received for the Divestitures.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

The Company finalized the sale of the Latin America businesses, outside of Brazil, on October 30, 2020. The Company also finalized the sale of the Europe and the UK business on November 12, 2020. Total cash received for the sale of divestitures was $34.4 million.

Major components of net loss from discontinued operations for the years ended June 30, 2021, 2020 and 2019 were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Net sales	$213,373	$561,496	$623,312
Cost of goods sold	198,512	513,003	563,543
Gross profit	14,861	48,493	59,769
Selling, general and administrative expenses	17,291	53,946	61,574
Depreciation expense	—	975	1,127
Intangible amortization expense	—	1,403	1,839
Impairment charges	—	13,747	—
Operating loss	(2,430)	(21,578)	(4,771)
Interest expense, net	394	1,399	195
Loss on held for sale classification	34,597	88,923	—
Other expense, net	310	1,124	763
Loss from discontinued operations before taxes	(37,731)	(113,024)	(5,729)
Income tax (benefit) expense	(3,137)	403	1,533
Net loss from discontinued operations	$(34,594)	$(113,427)	$(7,262)

For fiscal year ended June 30, 2020, the Company allocated goodwill to discontinued operations based on relative fair value of the discontinued operations compared to the consolidated reporting units and impaired such goodwill totaling $1.0 million for the Worldwide Barcode, Networking & Security segment and $7.5 million for the Worldwide Communications & Services segment. Identifiable intangible assets, including customer relationships and distributor agreements, were impaired for discontinued operations totaling $5.2 million for fiscal year ended June 30, 2020. The impairment charges are included in net loss from discontinued operations in the Consolidated Income Statements.

The major classes of assets and liabilities classified as held-for-sale in the accompanying consolidated balance sheets, were as follows as of June 30, 2021 and 2020:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

	June 30, 2021	June 30, 2020
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$4,970
Accounts receivable, net	—	117,200
Inventories, net	—	106,779
Prepaid expenses and other current assets	—	23,808
Total current assets	—	252,757
Property and equipment, net	—	1,833
Goodwill	—	—
Identifiable intangible assets, net	—	—
Deferred income taxes	—	9,349
Other non-current assets	—	6,215
Total assets, before valuation allowance	—	270,154
Less: valuation allowance	—	(88,923)
Total assets, net of valuation allowance (1)	$—	$181,231
Liabilities
Current liabilities:
Accounts payable	$—	$56,098
Accrued expenses and other current liabilities	—	14,815
Other taxes payable	—	20,378
Short-term borrowings	—	3,524
Income tax payable	—	1,085
Total current liabilities	—	95,900
Borrowings under revolving credit facility	—	24,704
Other long-term liabilities	—	7,418
Total liabilities(1)	$—	$128,022
(1) Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company's consolidated balance sheet as of June 30, 2020. The discontinued operations were disposed of during the quarter ended December 31, 2020.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the fiscal years ended June 30, 2021, 2020 and 2019 were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Loss on held for sale classification	$34,597	$88,923	$—
Impairment charges	—	13,747	—
Depreciation and amortization	—	2,378	2,966
Capital expenditures	(58)	(77)	(1,416)

(20)    Restructuring

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021

In July 2020, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. These actions were designed to better align the cost structure for the wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. The Company also initiated the closure of its Canpango business, its salesforce implementation and consulting business. There has been limited adoption by the Company's partner community of the services Canpango offers. These actions include entering into severance and termination agreements with employees, legal fees to execute the reduction in force and costs associated with lease terminations.

The following table presents the restructuring and severance costs incurred for the fiscal year ended June 30, 2021:

Fiscal year ended June 30, 2021
(in thousands)
Severance and benefit costs	$8,824
Other	434
Total restructuring and other charges	$9,258

For the fiscal year ended June 30, 2021, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Worldwide Communications & Services or Worldwide Barcode, Networking & Security segment. The Company incurred restructuring charges in the prior year that were immaterial to the condensed consolidated financial statements and unrelated to the program described above.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the fiscal year ended June 30, 2021:

Accrued Expenses
(in thousands)
Balance at July 1, 2020	—
Charged to expense	$9,258
Cash payments	(8,059)
Balance at June 30, 2021	$1,199

The remaining balance as of June 30, 2021 of $1.2 million, primarily related to Corporate, is expected to be paid through the first quarter of fiscal year 2022.
(21)    Subsequent Events

Share Repurchases
In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2021, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.
The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

None.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2021, an amendment to this Form 10-K or a definitive Proxy Statement relating to the 2022 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the "Part III Filing"). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

SCANSOURCE, INC.

Date:	August 24, 2021	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman, Chief Executive Officer and President	August 24, 2021
Michael L. Baur	(Principal Executive Officer)

/s/ STEVE JONES	Senior Executive Vice President and Chief Financial Officer	August 24, 2021
Steve Jones	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER C. BROWNING	Lead Independent Director	August 24, 2021
Peter C. Browning

/s/ FRANK E. EMORY, JR.	Director	August 24, 2021
Frank E. Emory, Jr.

/s/ MICHAEL J. GRAINGER	Director	August 24, 2021
Michael J. Grainger

/s/ DOROTHY F. RAMONEDA	Director	August 24, 2021
Dorothy F. Ramoneda

/s/ JOHN P. REILLY	Director	August 24, 2021
John P. Reilly

/s/ JEFFREY R. RODEK	Director	August 24, 2021
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 24, 2021
Elizabeth O. Temple

/s/ CHARLES R. WHITCHURCH	Director	August 24, 2021
Charles R. Whitchurch

Exhibit Index

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
2.1		Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.2		Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.3		Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016
2.4	+	Sale and Purchase Agreement, dated November 12, 2020, by and among ScanSource Europe C.V. and SSE Services Holdings, LLC		8-K	2.1	11/13/2020
3.1		Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005
3.2		Amended and Restated Bylaws		8-K	3.1	11/30/2018
4.1		Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2		Description of Securities		10-K	4.2	8/22/2019
		Executive Compensation Plans and Arrangements
10.1		ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021
10.2		Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.3		2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.4		Employee Stock Purchase Plan		S-8	99	12/5/2013
10.5		Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.6		Executive Severance Plan		8-K	10.3	6/21/2017
10.7		Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009
10.8		Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.9		Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009
10.10		Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011
10.11		Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014
10.12		Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014
10.13		Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014
10.14		Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
10.15	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014
10.16	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014
10.17	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.1	12/8/2017
10.18	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.2	12/8/2017
10.19	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.20	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.21	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.22	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons		10-K	10.24	8/28/2014
10.23	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons		8-K	10.2	6/21/2017
10.24	Employment Letter, dated August 23, 2017, of Gerald Lyons		8-K	10.1	8/24/2017
10.25	Employment Letter, dated January 11, 2018 of Matthew Dean		10-K	10.27	8/22/2019
10.26	Employment Letter, dated September 17, 2019 of John Eldh	X
10.27	Severance Plan for John C. Eldh	X
10.28	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021
10.29	Employment Letter, dated May 6, 2021 of Rachel Hayden	X
10.30	Board of Directors Compensation Program effective July 1, 2018		10-K	10.32	8/28/2018
10.31	First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018
10.32	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019		8-K	10.2	11/30/2018
10.33	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019		8-K	10.3	11/30/2018
10.34	Form of Director Restricted Stock Award Certificate		8-K	10.4	11/30/2018
10.35	Form of Restricted Stock Unit Award Certificate		8-K	10.5	11/30/2018
10.36	Form of Restricted Stock Unit Award Certificate		8-K	10.1	1/30/2020
10.37	Form of Restricted Stock Unit Award Certificate	X
10.38	Form of Restricted Stock Unit Award Certificate	X
	Bank Agreements
10.39	Second Amended and Restated Credit Agreement		8-K	10.1	5/1/2019
	Other Agreements

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
10.40	+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.	X
10.41	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	X
10.42		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.43	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019
10.44	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019
10.45	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019
10.46	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019
10.47	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019
10.48		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019
10.49	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019
10.50		Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019
10.51		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019
10.52		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019
10.53		Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/10/2021
10.54		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021
10.55	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019
10.56	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019
10.57	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.58	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)	X
10.59	+	Amendment to PartnerEmpower Distribution Agreement with Zebra	X
10.60		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016
10.61	+	Amendment to PartnerConnect EVM Distributor Agreement	X
10.62	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019
10.63		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020
10.64		Addendum to Zebra PartnerConnect EVM Distributor Agreement	X
21.1		Subsidiaries of the Company	X
23.1		Consent of Grant Thornton LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification of the Chief Executive Officer	X

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
32.2		Certification of the Chief Financial Officer	X
101		The following materials from our Annual Report on Form 10-K for the year ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020, (ii) the Consolidated Income Statements for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
104		Cover page Inline XBRL File (Included in Exhibit 101)	X

	+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.