Form 10-K/A
period 2021-06-30
SCANSOURCE, INC.
filed 2021-10-26
CIK 918965

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2021
Common Stock, no par value per share	25,540,209

EXPLANATORY NOTE
This Form
10-K/A
(“Amendment No.1”) amends the annual report on Form
10-K
of ScanSource, Inc. for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2021 (the “2021 Form
10-K”).
The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2021 Form
10-K.
This Amendment No. 1 speaks as of the original filing date of the 2021 Form
10-K
and reflects only the changes to the cover page and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2021 Form
10-K,
including the information set forth in Part I and Part II, has been modified or updated in any way. The 2021 Form
10-K
continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2021 Form
10-K
and the Company’s other SEC filings.
As used herein, the terms “ScanSource,” the “Company,” “we,” “us,” and “our” refer to ScanSource, Inc., a South Carolina corporation, and its consolidated subsidiaries as a combined entity, except where the terms mean only ScanSource, Inc. The term “common stock” means shares of our common stock, no par value per share.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors of the Registrant

Michael L. Baur AGE 64 DIRECTOR SINCE December 1995 COMMITTEES None
Experience
Michael L. Baur is our Chairman, Chief Executive Officer and President. Mr. Baur has served as our President or CEO since our inception, as a director since December 1995, and as Chairman of the Board since February 2019. Mr. Baur has been employed with the Company since its founding in December 1992.

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

Peter C. Browning AGE 80 DIRECTOR SINCE June 2014 COMMITTEES Lead Independent Director and Chair of Nominating and Corporate Governance Committee and serves on all committees
Experience
Peter C. Browning has served as a director of the Company since June 2014 and as Lead Independent Director since February 2019. He has extensive experience in business, serving as an executive officer of numerous public companies, including Continental Can Company, National Gypsum Company and Sonoco Products Company. He also has served on more than 14 public-company boards, including Acuity Brands from 2001 to 2021, Wachovia from 2002 to 2008, Nucor Corporation from 1999 to 2015, Lowe’s Companies from 1997 to 2014, EnPro Industries, Inc. from 2001 to 2015, and The Phoenix Companies from 1988 to 1999 and from 2000 to 2009, and in a variety of board leadership roles, including serving as non-executive
chair, lead director and chair of audit, compensation and governance/nominating committees. Mr. Browning currently serves on the board of GMS, Inc. He also serves as lead independent director of the board of Equilar, a private company that is a leading provider of corporate data.

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

Frank E. Emory, Jr. AGE 64 DIRECTOR SINCE October 2020 COMMITTEES Serves on all committees
Experience
Frank E. Emory, Jr. has served as a director of the Company since October 2020. Mr. Emory has served as Executive Vice President and Chief Administrative Officer of Novant Health since 2019. From June 2001 to December 2018, he served as a partner with Hunton Andrews Kurth LLP, an international law firm.

Qualifications
As a former partner of Hunton Andrews Kurth LLP, a former Chair of EDPNC, Inc., and executive of Novant Health (including serving as its Chief Administrative Officer), as well as service on numerous non-profit
boards, Mr. Emory brings considerable experience overseeing legal, government relations, risk management, corporate audit, compliance, human resources and diversity, inclusion and health equity teams to the Board.

Michael J. Grainger AGE 69 DIRECTOR SINCE October 2004 COMMITTEES Serves on all committees
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

Charles A. Mathis AGE 61 DIRECTOR SINCE August 2021 COMMITTEES None
Experience
Charles A. Mathis served as executive vice president and chief financial officer for Science Applications International Corporation (“SAIC”), a U.S. government IT services provider, from 2016 to 2021. Prior to joining SAIC, Mr. Mathis served as chief financial officer at the Company, from 2012 to 2016. Prior to joining the Company, Mr. Mathis was chief financial officer from 2008 to 2012 for Force Protection Inc., a global defense company. He also served as the chief financial officer for Fort Worth-based EFW, Inc., the U.S.-based subsidiary of the Israeli defense contractor, Elbit Systems, from 2006 to 2008.

Qualifications
As a former executive at SAIC, a Fortune 500 company (including serving as its Chief Financial Officer), Mr. Mathis has extensive experience in mergers and acquisitions, finance and accounting, financial controls, and U.S. government contracting and compliance. Mr. Mathis also brings an understanding of our Company and business, previously serving as Chief Financial Officer. Mr. Mathis completed his MBA from the University of Chicago.

Dorothy F. Ramoneda AGE 62 DIRECTOR SINCE November 2019 COMMITTEES Serves on all committees
Experience
Dorothy F. Ramoneda has served as a director of the Company since November 2019. Ms. Ramoneda has been in the role of Executive Vice President and Chief Information Officer of First-Citizens Bank since January 2014. She also has served as Chief Information Officer and Vice President of Information Technology and Telecommunications at Progress Energy.

Qualifications
Ms. Ramoneda has extensive leadership experience serving as the Chief Information Officer of a Fortune 500 Company and in multiple industries. Ms. Ramoneda started her career at Arthur Andersen doing system integration, business process outsourcing and practice management. Over Ms. Ramoneda’s career, she has provided leadership for the continued development of innovative, robust, and secure information technology environments, giving her an understanding of the challenges and issues in our industry and the industries of many of our vendors and customers.

John P. Reilly AGE 73 DIRECTOR SINCE June 2001 COMMITTEES Serves on all committees
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

Qualifications
Mr. Reilly brings to the Board extensive financial skills important in the understanding and oversight of our financial reporting, enterprise and operational risk management and corporate finance matters. His long career in the financial services industry, including serving as Chief Executive Officer for a finance company along with his MBA in Finance from Farleigh Dickinson University, also provides Mr. Reilly with financial management expertise which he brings to our Board.

Jeffrey R. Rodek AGE 68 DIRECTOR SINCE May 2020 COMMITTEES Serves on all committees
Experience
Jeffrey Rodek has served as a director of the Company since May 2020. Mr. Rodek has served as an Executive Network Advisor and Limited Partner of Tensility Venture Partners, a venture capital firm investing in early-stage AI startups, since October 2017, as well as Executive Advisor and member of the Leadership Council for Pathr.ai Inc. since September 2021. From July 2007 to May 2018, Mr. Rodek served as a Senior Lecturer at the Fisher College of Business at The Ohio State University. Prior to that, Mr. Rodek served as Senior Advisor and Executive Partner at Accretive, LLC from July 2007 to December 2009; as Executive Chairman, Chairman and Chief Executive Officer of Hyperion Solutions Corporation from October 1999 to April 2007; and as President and Chief Operating Officer of Ingram Micro Corporation from 1995 to 1999.

Qualifications
Mr. Rodek has over 40 years of business and leadership experience spanning across multiple industries. Over Mr. Rodek’s career, he has driven performance growth and improved corporate governance strategies in the logistics, enterprise software and technology solutions industries, giving him a keen understanding of the challenges and issues present in our industry.

Elizabeth O. Temple AGE 56 DIRECTOR SINCE September 2017 COMMITTEES Chair of Compensation Committee and serves on all committees
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

Charles R. Whitchurch AGE 75 DIRECTOR SINCE February 2009 COMMITTEES Chair of Audit Committee and serves on all committees
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

Executive Officers of the Registrant

Name	Experience and Qualifications	Age
Michael L. Baur	Michael L. Baur is our Chairman, Chief Executive Officer and President. Mr. Baur has served as our President or CEO since our inception in December 1992, as a director since December 1995, and as Chairman of the Board since February 2019.	64
Stephen T. Jones	Stephen T. Jones has served as our Senior Executive Vice President, Chief Financial Officer since December 2020. Prior to joining the Company, Mr. Jones served as the International Chief Financial Officer of Blackbaud, Inc., a leading cloud software company, from 2016 to 2020. Prior to that, Mr. Jones served in finance and management positions at Lexmark International, an imaging solutions and technologies company, from 2000 until 2016.	50

Name	Experience and Qualifications	Age
Matthew S. Dean	Matthew S. Dean joined the Company in January 2018 and serves as Senior Executive Vice President, Chief Legal Officer. Matt is responsible for all legal aspects of the Company, including providing legal counsel to the Board of Directors, CEO, and other global senior leadership. With more than 20 years of corporate legal and strategy experience, Matt previously served as Vice President, General Counsel, and Secretary for Vertiv Inc. (formerly Emerson Network Power), a global manufacturer and provider of equipment and services for data centers from 2011 through 2017.	52
John Eldh	John Eldh joined the Company as Senior Executive Vice President, Chief Revenue Officer in October 2019 and has served as an executive officer since November 2020. Prior to joining the Company, Mr. Eldh served as Senior Vice President of the Global Partner Organization at CA Technologies, a leading provider of application development, management, and security solutions, from September 2014 to November 2018. Prior to that Mr. Eldh served in various leadership capacities at Symantec Corporation, a cybersecurity and identity protection company, from January 2005 to August 2014.	53

Rachel Hayden	Rachel Hayden joined the Company as Senior Executive Vice President, Chief Information Officer in June 2021. Prior to joining the Company, Ms. Hayden served as Chief Information Officer of Just Born, Inc., a family-owned confectionary company, from 2016 to 2021. Prior to that, Ms. Hayden served five years with Berry Global, a manufacturer of innovative packaging and engineered products, in various leadership roles, including Senior Director of IT, Global Business Systems.	45
Code of Conduct
Our Code of Conduct applies to all of our executive officers, including our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), directors and employees. We have posted the Code of Conduct on the “Investors” page of our website,
www.scansource.com
, under the “Governance” tab. We will provide a copy of the Code of Conduct upon request to any person without charge. Such requests may be transmitted by regular mail in the care of the Corporate Secretary.
We will post on our website,
www.scansource.com
, under the “Corporate Governance” tab, or will disclose on a Form
8-K
filed with the SEC, any amendments to, or waivers from, any provision of the Code of Conduct that applies to our CEO and our CFO, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to an appropriate person or persons identified in the Code of Conduct, or (v) accountability for adherence to the Code of Conduct. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form
8-K
filed with the SEC. No waivers were sought or granted in fiscal 2021.
Audit Committee and Audit Committee Financial Expert
The Board has a standing Audit Committee. The Audit Committee currently is composed of Chair Whitchurch and directors Browning, Emory, Grainger, Ramoneda, Reilly, Rodek and Temple. The functions of the Audit Committee include selecting the independent auditor, reviewing the scope of the annual audit undertaken by our independent auditor and the progress and results of its work, reviewing our financial statements and our internal accounting and auditing procedures and overseeing our internal audit function. The Audit Committee met four times during the 2021 fiscal year. Each member of the Audit Committee meets the definition of independence for audit committee members as set forth in the NASDAQ listing standards and Exchange Act. The Board has determined that Chair Whitchurch and directors Browning, Grainger, Reilly, Rodek and Temple meet the requirements of an “audit committee financial expert” as defined in SEC rules and regulations.
Procedures for Shareholder Recommendations of Nominees to the Board of Directors
There were no material changes to the procedures described in our Proxy Statement relating to the 2021 annual meetings of shareholders by which shareholders may recommend nominees to our Board of Directors.
Delinquent Section 16(a) Reports
To our knowledge, based solely on a review of the copies of Section 16 reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2021, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons, except that a late Form 4 for Mr. Rodek was filed for one open-market transaction on December 16, 2020 and a late Form 4 for Mr. Baur was filed for one open-market transaction pursuant to a Rule
10b5-1
plan on October 15, 2020.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis outlines our executive compensation program for our named executive officers (NEOs) listed below. The CD&A provides information about our compensation objectives and practices for our NEOs and explains how the Compensation Committee of the Board of Directors arrived at the compensation decisions for fiscal 2021.

Name	Title
Michael L. Baur	Chairman, Chief Executive Officer and President
Stephen T. Jones	Senior Executive Vice President and Chief Financial Officer
Matthew S. Dean	Senior Executive Vice President and Chief Legal Officer
John Eldh	Senior Executive Vice President and Chief Revenue Officer
Rachel Hayden	Senior Executive Vice President and Chief Information Officer
Gerald Lyons	Former Senior Executive Vice President and Chief Financial Officer

Executive Summary
2021 Business Highlights
Our talented team of sales, marketing, services and development professionals have continued to make progress on our strategic plan of offering hybrid distribution solutions that allow our channel partners to meet the technology demands of end-user
customers. We are enabling our sales partners to accelerate their transformation to the digital world of opportunity. Our hybrid distribution model delivered strong results in fiscal year 2021 as a result of increased sales volumes and decreased costs. For fiscal year 2021, net sales increased 3.4% to $3.2 billion, or a 5.5% year-over-year increase on an organic basis. Fiscal year 2021 GAAP operating income increased to $61.5 million, and non-GAAP
operating income increased to $93.1 million, up 18.0% year-over-year. On a GAAP basis, net income for fiscal year 2021 totaled $45.4 million, or $1.78 per diluted share.
Non-GAAP
net income totaled $69.9 million, or $2.74 per diluted share. For more information on our non-GAAP
measures and reconciliations to GAAP measures, see
“Non-GAAP
Financial Information” beginning on page 31 of our Annual Report on Form
10-K
filed on August 24, 2021.
COVID-19
and the pandemic related containment measures have had an impact on our business, suppliers’ businesses and sales partners’ businesses. The negative impacts to net sales from the pandemic, including declines in customer demand and supply chain disruptions, were most pronounced during the fourth quarter of fiscal year 2020, and recovered throughout fiscal year 2021. We have also experienced increased employee related healthcare and prevention costs. While we are unable to predict the ultimate impact that
COVID-19
will have on our business, certain technologies have benefited from the widespread adoption of work-from-home, such as unified communication solutions (UCaaS) and other collaboration solutions and associated peripherals, as well as the accelerated shift to digitize and automate processes. In July 2020, we initiated a $30 million expense reduction plan designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the
COVID-19
pandemic. The expense reduction plan included salary reductions for our executive team through December 31, 2020 and elimination of cash retainers for the Board through December 31, 2020, along with other cost saving measures.    During the fiscal year ended June 30, 2021, we recognized approximately $9.3 million for restructuring and other charges, largely for severance and employee benefits for employees who left the Company as part of this plan.
Fiscal 2021 Pay Mix
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
Our executive compensation program emphasizes performance-based pay. The elements of compensation and the general mix of compensation among the various elements remained largely unchanged from the previous year, except, for fiscal 2021, to update the mix of equity awards to the NEOs to reintroduce stock options in place of performance-based restricted stock. In fiscal 2022, the Compensation Committee determined to reintroduce performance-based restricted stock into the mix of equity awards. In addition, our fiscal 2021 cash incentive plan was updated to provide for two six-month
measurement periods and updated metrics for performance, considering the ongoing uncertainty in the market.
Our financial performance during fiscal 2021 is reflected in the compensation of each of our NEOs for fiscal 2021, particularly with respect to payouts pursuant to our annual cash incentive program. Our cash incentive opportunity is designed so that, if our financial results, as measured by certain non-GAAP
operating income and revenue numbers, reflect an increase in the financial performance of the Company, then our executives should realize a greater cash incentive. In addition, individual performance also is taken into account by the Compensation Committee. Awards are also capped at 200% of each executive’s target bonus regardless of our financial performance.
For fiscal year 2021, the cash incentives paid to our CEO increased from fiscal 2020 and fiscal 2019 based on (i) our financial performance and (ii) the Compensation Committee’s pre-established
Management Incentive Plan (“MIP”) operating targets for the cash incentive opportunity. The value of the equity awarded to our CEO also increased in fiscal 2021, following a review by the Compensation Committee of realizable value of existing equity awards, a review of the CEO’s compensation against the market and in light of the extraordinary efforts of the CEO during our transformation and period of economic uncertainty. We believe this result is appropriately aligned with the Company’s fiscal 2021 financial performance.

In addition, the total compensation of our CEO generally has increased or decreased during the past five fiscal years as our non-GAAP
operating results have increased or decreased. We believe this correlation between the Company’s performance and pay appropriately motivates and rewards our CEO and is beneficial to our shareholders.
In addition, we believe that it is important to link each of our NEO’s compensation and personal financial interests with long-term shareholder value creation. Accordingly, 56% of our CEO’s total compensation, 55% of Mr. Jones’ total compensation, 44% of Mr. Dean’s total compensation, and 49% of Mr. Eldh’s total compensation for fiscal 2021 was in the form of long-term equity incentives. For fiscal 2021, variable performance-based compensation in the form of cash and long-term equity incentives constituted 86% of our CEO’s total compensation, 79% of Mr. Jones’ total compensation, 71% of Mr. Dean’s total compensation, and 83% of Mr. Eldh’s total compensation (each as reported in the Summary Compensation Table). Ms. Hayden did not join the Company until June 2021.
Greater detail regarding the compensation of our NEOs can be found within the 2021 Summary Compensation Table.
Consideration of Results of Shareholder Advisory Votes in Executive Compensation
The Compensation Committee monitors the results of the
“Say-on-Pay”
vote and considers those results along with the objectives listed below in determining compensation policies. A substantial majority (82.7%) of our shareholders voting at the 2021 Annual Meeting approved the compensation described in our 2020 proxy statement. The Compensation Committee interpreted this vote result as a strong indication of support for our fiscal 2021 compensation program. We have conducted a variety of shareholder engagement activities this year, including investor conferences and direct meetings with many of our top shareholders. These engagements have focused on deepening the dialogue with our current shareholder base about our business strategy and performance, culture, governance, executive compensation practices, and ESG efforts. Our Lead Independent Director has participated in several of these dialogues, demonstrating accountability with our shareholders and our commitment to strong governance practices.
Fiscal 2022 Pay Mix Changes
As mentioned, in fiscal 2022, the Compensation Committee reintroduced performance-based restricted stock to replace stock options in the pay mix (a 50/50 split of time-vested restricted stock units (RSUs) and performance-based RSUs). These performance-based restricted stock awards included the following changes from the performance-based awards granted in previous years: (i) elimination of a single performance metric, as performance metrics will include non-GAAP
earnings per share metric and adjusted ROIC as compared to WACC, (ii) introduce a modifier based on relative total shareholder return, (iii) provide for a three-year performance period and (iv) minimize overlapping performance conditions with our short-term incentives. In addition, for fiscal 2022 awards, the Compensation Committee determined to change the vesting period for time-based restricted stock awards from three years to four years. These changes were designed to more accurately reflect the overall health of the company and more closely associate executive pay with company performance.
Objectives of the Compensation Program
Our executive compensation program is designed to attract, retain and motivate executives through achieving the following three objectives:

•	Pay-for-Performance

•	Align Interests of Executives with Shareholders

•	Retain Talented Leadership

Pay-for-Performance
The guiding principle of our compensation philosophy is that pay should be linked to performance and that the interests of executives and shareholders should be aligned. Our compensation program is designed to provide significant performance-based compensation through our cash incentive plan, and a large portion of the compensation is in the form of equity awards. As a result, a significant portion of our NEOs’ compensation is directly contingent on our operating results and/or aligned with shareholder interests.
Align Interests of Named Executive Officers and Shareholders
The following compensation policies and practices are designed to align the interests of our NEOs and our shareholders:

ScanSource Does
✓	Require significant stock ownership.	We have adopted minimum ownership guidelines for our CEO. He is required to retain 50% of the net shares resulting from vesting or exercises of equity awards until he owns Company common stock in an amount equal to three times his base salary.

✓	Mandate a claw-back policy tied to a compensation program.	We maintain a “claw-back policy,” which would allow us to recover certain incentive compensation based on financial results in the event those results were restated due at least partially to the recipient’s misconduct.

✓	Seek our shareholders’ input on executive compensation.	We value our shareholders’ input on our executive compensation, and we seek an annual non-binding vote on our executive compensation policies.

✓	Prohibit pledging of our securities by our Named Executive Officers or Board of Directors.	We have a policy that prohibits officers and directors from pledging Company securities in margin accounts or as collateral for a loan.

✓	Prohibit hedging of our securities by our Named Executive Officers or Board of Directors.	We have a policy that prohibits employees (including the NEOs) and directors from trading in options, warrants, puts, calls or similar instruments in connection with our securities, or selling our securities “short.”

✓	Require a “double trigger” for cash severance benefits upon a change in control.	Our employment arrangements with our NEOs provide cash severance only upon a “double trigger.”

✓	Not provide golden parachute tax gross ups or excessive perquisites.	We do not provide excise tax gross-ups for severance benefits received by our NEOs under their employment arrangements. We only provide limited perquisites to our NEOs.
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

Compensation Objectives
Compensation Element	Description	Reward Performance	Attract and Retain	Align with Shareholders
Base Salary	Fixed level of compensation		✓
Annual Variable Cash Incentive Awards	Performance-based cash incentives reward Company and individual performance	✓	✓	✓

Time-Vesting Restricted Stock or Restricted Stock Units	Long-term equity award, with three-year vesting (four years for awards granted in fiscal 2022)	✓	✓	✓

Performance- and Time-Vesting Restricted Stock or Restricted Stock Units	Rewards Company performance; three-year vesting, in addition to performance criteria	✓	✓	✓

Stock Options	Rewards Company performance above a threshold	✓	✓	✓

Health, Welfare & Retirement Plans	401(k) Savings Plan		✓	✓
	Employee Stock Purchase Plan		✓
	Deferred Compensation Plan		✓
	Executive Severance Plan		✓

CEO Stock Ownership Guidelines, Anti- Hedging Policy, Anti-Pledging Policy and Claw-Back Policy	Compensation risk mitigators			✓
The Compensation Committee determines the amounts of each element and the aggregate compensation for our NEOs without using any specific formula or attempting to satisfy any specific ratio for compensation among our NEOs; however, the differences in the aggregate compensation between our CEO and the other NEOs are intended to reflect the individual responsibilities with respect to their respective positions, experience in the applicable role, experience in our industry and market compensation data for peer companies. In determining compensation for our NEOs, the Compensation Committee considers the amount of compensation they receive in cash versus equity, along with the status of outstanding equity awards. A portion of certain of our NEOs’ compensation is in the form of stock options, which are valued at the time of grant using the Black-Scholes model, despite that this form of compensation may never result in value for those NEOs. As a result, there can be a significant difference between what is reported as those NEOs’ total compensation for a given year and what they actually receive.
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
Base Salary
Base salary generally provides a fixed base level of compensation for our executives for the services they render during the year. The purpose of base salary is to compensate our NEOs in light of their respective roles and responsibilities over time. Base salary is essential to allow us to compete in the employment marketplace for talent and is an important component of total compensation for the NEOs. It is vital to our goal of recruiting and retaining NEOs with proven abilities. A NEO’s base salary is initially set in accordance with the terms of his or her employment agreement or letter and is reviewed annually. Increases, if any, to base salary are based generally upon a subjective assessment of overall individual performance, market trends and the Company’s performance. In evaluating the Company’s performance in fiscal 2021, the primary consideration was our financial performance for the relevant annual period, with a focus on non-GAAP
operating income, technology solutions operating income and Intelisys revenue. In evaluating the Company’s performance in fiscal 2022, the focus will be on Adjusted EBITDA which we believe aligns executive and shareholder interests and which we consider to have a strong correlation with shareholder value creation.
Annual Variable Performance-Based Cash Incentive Awards
Annual variable performance-based cash incentive awards are designed to encourage the achievement of various pre-determined
Company financial and operating performance goals. Given the uncertainty surrounding the economic environment at the time, in August 2020 the Compensation Committee adopted two six-month
performance periods under the cash incentive plan for fiscal 2021. In addition, the performance metrics were updated to include non-GAAP
operating income, technology solutions operating income and Intelisys revenue as the primary measurements of performance for cash incentive awards, because of our belief that each such measurement has a strong correlation with shareholder value. Our management emphasizes these measures in evaluating and monitoring the Company’s financial condition and operating performance. These metrics assist us in comparing our performance over various reporting periods on a consistent basis because they remove from our operating results the impact of items that do not reflect our core operating performance. The Compensation Committee has the discretion to adjust these measurements for extraordinary one-time
events, or other items beyond management’s control, and to award cash incentives based on other criteria. In fiscal 2021, no such adjustments or additional awards were made under the performance-based cash incentive program.
Annual Performance-Based and Service-Based Equity Awards
The Compensation Committee annually grants equity to our NEOs, since it believes this element of our compensation program provides our NEOs with the opportunity to develop a significant ownership stake in the Company and directly aligns their interests with the long-term interests of our shareholders. In addition, equity awards serve as a retention vehicle for the NEOs because, if the applicable criteria is met, they typically vest over three years and generally are forfeited if not vested upon termination of employment. In fiscal 2022, the Compensation Committee updated the form of time-based restricted stock units to provide for vesting over four years, increasing the retention value of the award. In November 2020, against the backdrop of our continuing transformation and impact of the
COVID-19
pandemic, the Compensation Committee concluded that it would be extraordinarily difficult to accurately gauge and set multi-year performance targets for performance-based equity awards. As such, and to keep the Company focused on operating efficiently and safely, the Compensation Committee approved a change in the mix of equity, replacing performance-based restricted stock unit grants with stock options for fiscal 2021 for our NEOs. The Compensation Committee replaced performance-based restricted stock with stock options, as opposed to other forms or mixes of incentive compensation, because of the long-term nature of options and their direct alignment with share price appreciation. This shift in the mix of equity was intended to apply to fiscal 2021 only and, in fiscal 2022, the Compensation Committee once again eliminated stock options and reintroduced performance-based equity awards into the compensation mix.
In approving long-term equity incentives, the Compensation Committee focuses on our overall performance, the value of the proposed award, the amount and value of awards granted in prior years, and the overall compensation package of the NEO with the ultimate goal of aligning the interests of the executives with our shareholders’ interests and motivating and retaining critical leadership through the use of equity. The Compensation Committee also believes that linking the personal financial interests of our NEOs to our long-term performance discourages excessive risk taking and supports sustainable shareholder value creation.
We have historically granted annual equity awards to the NEOs at the November meeting of the Compensation Committee to align the timing more closely to the annual performance evaluations of those officers. In fiscal 2022, the annual performance of our officers was completed in August and the annual equity award grant date was also moved to that time. The equity award policy provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. Equity awards may also be made by the Compensation Committee from time to time to incentivize and reward certain performance and to provide additional retention value. See the “
Long-Term Equity Incentives
” section of this Compensation Discussion and Analysis for more information.

The Compensation Committee’s policy is to set the exercise price of stock option awards by using the closing price of our stock on the date of the grant. The Compensation Committee also determines the number of shares of a value-based restricted stock unit award by using the closing price of our stock on the grant date.
Process for Determining Named Executive Officer Compensation
Role of the Compensation Committee
The Compensation Committee is responsible for reviewing, approving, and monitoring compensation policies and programs that are consistent with our business strategy and aligned with shareholders’ interests. Specifically, the Compensation Committee is responsible for:

•	reviewing and approving the corporate goals and objectives relevant to the compensation of the CEO and other NEOs;

•	negotiating the employment agreement of the CEO;

•	reviewing and approving any employment letters or contracts and severance plans of all other NEOs;

•	reviewing and approving annual incentive awards to NEOs; and

•	reviewing and approving equity-based compensation plans and grants of equity awards under such plans and the Board-approved policies or guidelines applicable to them.
The Compensation Committee meets several times each year to review and approve executive compensation programs and performance and, if necessary, recommend approval to the Board.
Role of Management
The Compensation Committee regularly meets with the CEO to receive reports and recommendations regarding the compensation of our NEOs other than the CEO. In particular, the CEO recommends to the Compensation Committee annual base salaries, annual incentive awards and long-term or performance equity grants for the NEOs other than himself. The Compensation Committee then evaluates each NEO, including the CEO, sets performance criteria for annual cash incentive awards, and makes long-term equity grants, if any. At the beginning of each fiscal year and as necessary throughout the year, Management Incentive Plan (“MIP”) targets for certain financial measures are established following consultation with management with consideration for adjustments for one-time
expenses or longer-term investments that are planned. As part of its evaluation process, the Compensation Committee considers our performance and consistency, the NEO’s individual performance over the prior year, changes in responsibilities and future potential as well as data available from compensation surveys and compensation consultants. Although the Compensation Committee considers the CEO’s recommendations, the final decisions regarding base salary, annual incentive awards and equity awards of the NEOs are made by the Compensation Committee.
Role of Compensation Consultant
The Compensation Committee has the authority to retain independent compensation consultants to provide counsel and advice. For fiscal 2021, the Compensation Committee retained Pearl Meyer. The Compensation Committee reviewed all factors relevant to the independence of Pearl Meyer, including:

•	The provision of services to the Company by the consultant other than those requested by the Compensation Committee;

•	The amount of fees received by the consultant as a percentage of its total revenue;

•	The policies and procedures adopted by the consultant that are designed to prevent conflicts of interest;

•	Any business or personal relationship between a consultant and a member of the Compensation Committee;

•	Any stock of the Company owned by a consultant; and

•	Any business or personal relationship between a consultant and an executive officer of the Company.

As a result of such evaluation, and a certification from Pearl Meyer regarding its consultant’s independence, the Compensation Committee determined that Pearl Meyer is independent.
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
Our compensation consultants provide the Compensation Committee with general market surveys and other information related to the general market for executive compensation, including best practices and emerging trends. In addition, in fiscal 2021 Pearl Meyer provided information derived from proxy statements from peer companies and from surveys that include publicly traded and privately held technology distributors and other technology industry companies with similar revenues. The peer companies referred to for evaluation of fiscal 2021 compensation included the following:

Anixter International Inc.	Applied Industrial Technologies, Inc.	Benchmark Electronics, Inc.
Diebold Nixdorf, Inc.	ePlus, Inc.	Insight Enterprises, Inc.
Itron, Inc.	PC Connection, Inc.	WESCO International, Inc.
	Plexus Corp.	TTM Technologies, Inc.
The Compensation Committee reviewed compensation information from this peer group by comparable executive position and level to better understand the market for other participants in the market for all aspects of compensation. Note that PCM, Inc. was in the historical peer group but was acquired in 2019 and excluded from the fiscal 2021 analysis. Anixter International was also acquired in mid-2020
but was included in the fiscal 2021 analysis. In a review of the applicable data, the Compensation Committee sought to ensure that the overall compensation to our NEOs was competitive and within norms for the industry and other companies of similar characteristics based on the executive’s position, level and job performance.
The Compensation Committee took this evaluation into account in determining all elements of NEO compensation for fiscal 2021, including the fiscal 2021 MIP design and equity awards.
Named Executive Officer Compensation in Fiscal 2021
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
The Compensation Committee met in August of 2020 to determine Mr. Baur’s, Mr. Dean’s and Mr. Lyons’ base salaries for fiscal 2021. The Compensation Committee did not award any base salary increases to Mr. Baur, Mr. Dean or Mr. Lyons for fiscal 2021. Mr. Jones’ base salary was set in his employment letter at $400,000 and remained the same at the time he was hired and it remained the same when he was named an executive officer in December 2020. Mr. Eldh’s base salary was set at $500,000 at the time he was named an executive officer in November 2020. Ms. Hayden’s base salary was set in her employment letter at $350,000 and it remained the same when she was named an executive officer in June 2021.

Base salaries for Mr. Baur, Mr. Jones, Mr. Dean, Mr. Eldh, Ms. Hayden and Mr. Lyons, for fiscal 2021 were as follows:

Named Executive Officer	Base Salary (standard)
Mr. Baur	$875,000
Mr. Jones	$400,000
Mr. Dean	$450,000
Mr. Eldh	$500,000
Ms. Hayden	$350,000
Mr. Lyons	$367,500	1

1
This represents Mr. Lyons annualized salary as approved by the Compensation Committee. Mr. Lyons left the Company in January 2021 and received severance benefits as set forth in the Company’s Executive Severance Plan and described below.

In light of the impacts of
COVID-19,
we implemented an expense reduction plan effective July 1, 2020 which included a temporary salary reduction for each NEO serving at such time through December 31, 2020, with a reduction of 25% for the Chairman and Chief Executive Officer, 15% for the Chief Financial Officer in office at such time, and 10% for the Chief Legal Officer.
Annual Performance-Based Cash Incentives
The principal objective of our performance-based cash incentives is to motivate and reward our NEOs for performance in achieving our business objectives based upon annual attainment of certain financial measures. The Compensation Committee created a cash incentive design for the NEOs in fiscal 2013, which we refer to as the Management Incentive Plan (“MIP”). Annual performance-based cash incentives were set based on an analysis of market data and assessing the experience of the respective individual and his or her respective role. The design provides that each NEO’s cash incentive opportunity will be expressed as a percentage of his or her base salary and earned based on non-GAAP
operating results as compared to
pre-established
threshold and stretch goals. For fiscal 2021, Mr. Baur’s and Mr. Eldh’s cash incentive opportunity was 150% of their base salary, Mr. Jones and Mr. Lyons’ cash incentive opportunity was 100% of their base salary, and Mr. Dean’s and Ms. Hayden’s cash incentive opportunity was 60% of his or her base salary. The cash incentive opportunities for Messrs. Baur, Dean and Lyons remained at the same level as fiscal 2020. The cash incentive opportunities for Messrs. Jones, Eldh and Hayden were provided in their employment arrangements at the time of their appointment as an NEO. Each NEO has a variable factor by role or position applied as a percentage against his or her respective base salary.
Given the uncertainty surrounding the economic environment at the time, the Compensation Committee adopted two six-month
performance periods under the MIP for fiscal 2021. The performance metrics for the first six-month
period were set in August 2020 and include
non-GAAP
operating income (“SCSC OI”), technology solutions operating income (“Tech OI”) and Intelisys revenue (“Agency Revenue”). Tech OI represents non-GAAP
operating income for all of our businesses, excluding the Intelisys business where we used Intelisys revenue for the MIP performance target. In January 2021, the Compensation Committee set updated targets for those same performance metrics for the second six-month
period, including to remove revenues from a small,
non-material
part of the business in the calculation of the Intelisys revenue in the second half of the fiscal year. Each performance metric is adopted with certain adjustments to align management’s performance on focused strategic objectives. Individual performance results are also factored into the cash incentive opportunity. The maximum incentive award for any NEO is 200% of his or her target bonus.
For fiscal 2021, the Compensation Committee established MIP performance targets as set forth below. The payouts of the awards depend on our results in comparison to these targets, weighted as follows: SCSC OI, 30%; Tech OI, 25%; Agency Revenue, 25%; and individual performance, 20%. If performance of any measure does not meet the applicable threshold for that measure, no award will be earned for that measure. If the performance of a measure reaches the applicable threshold, the award earned for that measure will be 50% of the target. The award earned for results between the threshold and the maximum of 200% of the target is calculated using straight-line interpolation.

First Half Fiscal 2021 MIP Performance Targets
Standard	SCSC OI	Tech OI	Agency Revenue*	Individual Performance	Funding % of Target
Threshold	$27.4	$16.2	$30.9		50%
Target	$32.2	$19.0	$33.4	100%	100%
Maximum	$35.4	$20.9	$35.9		200%
Actual Results	$39.6	$26.0	$33.5	100%	155.6%
Weights	30%	25%	25%	20%	100%

*	The first half fiscal year 2021 for Agency Revenue includes revenues for the RPM business, which totaled approximately $2 million.

Second Half Fiscal 2021 MIP Performance Targets
Standard	SCSC OI	Tech OI	Agency Revenue	Individual Performance	Funding % of Target
Threshold	$35.7	$23.9	$30.9		50%
Target	$42.0	$28.1	$33.4	100%	100%
Maximum	$46.2	$30.9	$35.9		200%
Actual Results	$53.5	$39.4	$33.2	100%	154.2%
Weights	30%	25%	25%	20%	100%

Full Year Fiscal 2021 MIP Performance Targets
Standard	SCSC OI	Tech OI	Agency Revenue	Individual Performance	Funding % of Target
Threshold	$63.10	$40.10	$61.80		50%
Target	$74.20	$47.10	$66.80	100%	100%
Maximum	$81.60	$51.80	$71.80		200%
Actual Results	$93.10	$65.40	$66.70	100%	154.9%
Weights	30%	25%	25%	20%	100%
The individual performance was measured against annual goals set by the Compensation Committee for each of the NEOs relating to cost savings, execution of our strategic plan, planned divestitures, strategic partnerships, internal professional development and departmental improvements.
In determining the achievement of the individual performance metric, the Compensation Committee considered the individual’s performance against the following goals during fiscal 2021 for each NEO:
Mr. Baur

•	Achievement of $30 million in cost savings

•	Management succession planning

Mr. Jones

•	Achievement of $30 million in cost savings

•	Finance and accounting department optimization
Mr. Dean

•	Achievement of $30 million in cost savings

•	Company long-term strategic planning and implementation
Mr. Eldh

•	Top strategic VAR and partner outreach and presentations

•	Executive coaching program
The Compensation Committee determined that each of the NEOs achieved their individual performance goals at 100% of Target.
For fiscal 2021, the Compensation Committee elected not to make any discretionary modifications to the awards payable under the MIP. As a result of the SCSC OI, Tech OI and Agency Revenue results and individual performance for fiscal 2021, the cash incentive award earned by the NEOs under the MIP in fiscal 2021 was 154.9% of the target, as compared to 12.91% in fiscal 2020 and 28% in fiscal 2019.
The specific calculations, targets and cash awards for each NEO under the MIP for fiscal 2021 are detailed below.

Named Executive Officer	Base Pay	Variable Factor	Bonus Target	Bonus Maximum	% of Bonus Target	Amount of Cash Incentive
Mr. Baur	$875,000	150%	$1,312,500	$2,625,000	154.9%	$2,033,063
Mr. Jones (1)	$400,000	100%	$400,000	$800,000	154.9%	$360,500
Mr. Dean	$450,000	60%	$270,000	$540,000	154.9%	$418,230
Mr. Eldh	$500,000	150%	$750,000	$1,500,000	154.9%	$1,161,750
Ms. Hayden (1)	$350,000	60%	$210,000	$420,000	154.9%	$27,107
Mr. Lyons (1)	$367,500	70%	$257,250	$540,000	154.9%	$233,712

(1)	Mr. Jones’ award was pro-rated for seven months of service, Ms. Hayden’s award was pro-rated for one month of service and Mr. Lyons’ award was pro-rated for seven months of service.
In August 2020, Mr. Dean was awarded a bonus of $170,000 in recognition of Mr. Dean’s taking on additional duties, including oversight of the corporate development and strategy group, the software development group, and the divestment of our products distribution operations in Latin America, outside of Brazil, and in Europe and the UK. The award to Mr. Dean was made in the sole discretion of the Compensation Committee and was not a discretionary modification to the awards payable under the MIP.
Ms. Hayden’s employment arrangement provided that she would be paid a hiring bonus of $200,000 to offset the bonus she left behind at her previous employment. $100,000 of this bonus was paid in June 2021 and the other $100,000 was paid in September 2021.
Long-Term Equity Incentives
General Overview
Equity awards are a significant component of our NEO compensation. We grant equity awards, typically in the form of restricted stock awards and/or restricted stock units and performance-based restricted stock units or awards. In fiscal 2021, the Compensation Committee determined to replace performance-based restricted stock units with stock options in the mix of equity awards. In fiscal 2022, the Compensation Committee determined to resume awarding performance-based restricted stock and eliminate stock options. We maintain a formal Equity Award

Grant Policy, whereby equity awards to employees are made by, or with the oversight of, the Compensation Committee or the Board. Under the policy, the Compensation Committee must approve any equity awards to the NEOs. Under the policy, our Principal Accounting Officer and the Senior Executive Vice President of Worldwide Human Resources oversee the documentation of, and accounting for, equity award grants.
The Compensation Committee grants annual service-based equity awards to employees based on merit, which vest over a three-year period in the majority of instances, provided that the grantee remains employed with the Company through each vesting date. In fiscal 2022, the Compensation Committee determined to update the forms of time-based restricted stock unit awards to provide for a four-year vesting period. The grant date for annual equity awards provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. In addition, vesting of such awards accelerates on a change in control followed by termination in certain instances or upon death, disability or termination due to retirement. In certain circumstances, the vesting term may be reduced due to termination of employment, death or disability of a participant.
In addition to the annual service-based equity awards discussed above, the Compensation Committee also historically granted to certain employees, including our NEOs, performance-based restricted stock awards and/or restricted stock units that contain both performance and service vesting conditions over a multi-year period. For fiscal 2021, the performance-based restricted stock units were replaced with stock options. In fiscal 2022, the Compensation Committee determined that it was appropriate to reintroduce performance-based restricted stock.
The Compensation Committee may also make special grants of equity awards during the year in the case of the hiring or promotion of certain eligible persons, or in other situations not involving annual grants. The grant date for non-annual
grants approved by the Compensation Committee on or before the 15th day of the second month of the quarter will be the first day of the third month of such quarter. For non-annual
grants approved after the 15th day of the second month of the quarter, the grant date will be the first day of the third month of the following quarter. In any event, all equity awards must be made during an open trading window.
The number of shares subject to equity awards granted by the Compensation Committee to NEOs in a given year is based on, among other things, overall Company performance, the number of shares available for awards under the 2013 Plan or successor plan, the value of the proposed award, the amount and realizable value of equity awards awarded in prior years, total compensation and consideration of the competitive market practice for the respective position level and experience, with the ultimate objective of motivating, rewarding and retaining NEOs while maintaining efficient use of equity and preserving shareholder value.
Vesting of Fiscal 2020 Performance-Based Equity Awards
Certain of our NEOs were granted performance-based restricted stock units in fiscal 2020, which had a performance period that ended in fiscal 2021. The performance-based restricted stock units had a performance cycle of one year ending on December 31, 2020. Vesting of the performance-based awards was subject to attainment of certain performance goals over calendar year 2020 in order for the awards to be earned in full, and other terms and conditions established by the Compensation Committee (including discretion of the Compensation Committee as to the extent, if any, to which the award is earned). The performance goal set for these awards was a 6% annual growth rate for non-GAAP
operating income
(“non-GAAP
OI”). In addition to the requirement that this performance goal is met, the grantee must have been employed by the Company from the grant date until December 31, 2023 in order to receive the shares underlying the awards.
The
non-GAAP
OI for calendar 2019 was $117.549 million. Accordingly, factoring in 6% growth in non-GAAP
OI, the performance target was as follows:

Calendar Year	Target (prior year x 1.06)
2020	$117.549 x 1.06 - $124.60 million

This yields the following in terms of potential shares earned:

	Achieved Non-GAAP OI	Shares Earned
Threshold (90%)	$112.14 million	50%
Target	$124.60 million	100%
Maximum (110%)	$137.06 million	150%
Non-GAAP
OI for calendar year 2020 was $(78.9) million. Therefore, no performance shares were earned, as follows: Mr. Baur – Target performance shares: 31, 915, Shares earned: 0; Mr. Dean – Target performance shares: 6,028, Shares earned: 0; and Mr. Lyons – Target performance shares: 4,256, Shares earned: 0.
Fiscal 2021 Equity Awards
In November 2020, against the backdrop of our continuing transformation and impact of the
COVID-19
pandemic, the Compensation Committee concluded that it would be extraordinarily difficult to accurately gauge and set multi-year performance targets for performance-based equity awards. As such, and to keep the Company focused on operating efficiently and safely, the Compensation Committee approved a change in the mix of equity, replacing performance-based restricted stock unit grants with stock options for the NEOs in service at such time for fiscal 2021. The Compensation Committee determined to replace performance-based restricted stock with stock options, as opposed to other forms of incentive compensation, because of the long-term nature of options and their direct alignment with share price appreciation. This shift in the mix of equity was intended to apply to fiscal 2021 only, and in fiscal 2022 the Compensation Committee reintroduced the use of performance-based restricted stock and eliminated stock options for the fiscal year.
The annual grant of long-term equity incentives was awarded to our NEOs in mid-November
2020. In addition, later in November 2020 the Compensation Committee approved an additional grant of stock options to each of Mr. Baur and Mr. Dean. This additional grant was awarded after a review of the NEOs’ realizable equity value and the market compensation levels for our peer companies, along with consideration of the efforts of the NEOs during the pandemic and our ongoing transformation. The combination of these grants reflect a year-over-year increase in the value of the annual equity awards granted to Mr. Baur of $1 million and Mr. Dean of $200,000, in the form of stock options.
Each of the following equity awards generally vests and, if applicable, becomes exercisable in one-third
increments on the anniversary of the grant date over three years, subject to the continued employment of the NEO on the applicable vesting date. The exercise price of all stock options granted by the Compensation Committee, including grants by our CEO pursuant to delegated authority, cannot be less than 100% of the fair market value (as determined under the applicable stock plan) of the common stock on the date of the grant. Stock options are subject to a ten-year
term.
The long-term equity incentives awarded to our NEOs in fiscal 2021 are set forth below:

Named Executive Officer	Form of Equity Incentive Award	Amount of Shares Subject to Award
Mr. Baur	Time-Based Restricted Stock Units	51,136
	Stock Options	252,920
Mr. Jones	Time-Based Restricted Stock Units	27,482
	Stock Options	—
Mr. Dean	Time-Based Restricted Stock Units	9,659
	Stock Options	49,096
Mr. Eldh	Time-Based Restricted Stock Units	34,091
	Stock Options	89,266

Ms. Hayden joined the Company in June 2021 and did not receive any long-term equity incentive awards in fiscal 2021. Ms. Hayden’s employment arrangement provides for a one-time
new hire grant of restricted stock units with a value of $275,000 which was granted in September 2021.
Other Important Compensation Policies Affecting the Named Executive Officers
Claw-Back Policy
If a NEO receives an award under our equity or cash incentive plans based on financial statements that subsequently are restated in a way that would decrease the amount of the award to which such NEO was entitled and the restatement is based in whole or in part on the misconduct of the NEO, then the NEO will be required to refund the Company the difference between what they received and what they should have received. In addition, this policy requires the recoupment of any compensation to the extent mandated by all applicable laws, rules, and regulations. The Compensation Committee monitors laws, rules and regulations on claw-back policies and will amend this policy as required to comply with any new claw-back rules or regulations.
Stock Ownership Requirements
The Compensation Committee has adopted minimum ownership requirements for Company stock for the CEO, as well as for the independent directors of the Board. The ownership target for the CEO has been established as three times his annual base compensation. Our CEO is expected to utilize grants under equity compensation plans to maintain the levels of ownership required by the policy. The policy also incorporates an equity retention requirement by requiring him to retain 50% of the net shares resulting from the vesting or exercise of certain awards to obtain the required ownership under the policy. The independent directors of our Board have an ownership target of five times their $85,000 annual board cash retainer in Company securities.
As of June 30, 2021, our CEO and all other members of our Board were in compliance with our stock ownership guidelines.
Anti-Hedging and Anti-Pledging Policy
Our NEOs and directors are prohibited from holding Company securities in margin accounts or pledging Company securities as collateral for a loan. All NEOs and directors are in compliance with this policy. Our NEOs and directors also are prohibited from hedging transactions.
Perquisites
We provide only limited perquisites to our NEOs, including the availability of a voluntary comprehensive physical examination once every fiscal year. The physical examinations help ensure our NEOs’ continued health and ability to render services to the Company. The physicals are provided to encourage senior leaders of the Company to set the example for living positively and active healthy living. We do not provide any other material perquisites to our NEOs.
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
Retirement Benefits
The NEOs are eligible to participate in our 401(k) Plan, which is a Company-wide, tax-qualified
retirement plan. The intent of this plan is to provide all employees with a tax-advantaged
savings opportunity for retirement. We sponsor this plan to help employees at all levels save and accumulate assets for use during their retirement. Eligible pay under this plan is capped at Internal Revenue Code annual limits. We provide a match up to a total of $800 per year per employee plus an annual discretionary profit-sharing contribution. These Company contributions vest over a five-year period. For fiscal 2021, our NEOs did not receive a discretionary profit-sharing contribution.
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

•
an annual target variable compensation opportunity of 150% of his base salary (with a maximum opportunity of 200% of target) based upon performance and the attainment of performance goals set by the Compensation Committee;

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
In addition, we will make additional payments to Mr. Baur’s deferred compensation account to cover the cost of future premiums for “access only” continuation coverage under our medical and dental plan following termination of employment until Mr. Baur attains age 65 and to cover the cost of coverage for years after age 65 assuming Mr. Baur is enrolled in Medicare Parts A, B and D, obtains a Medicare supplemental policy until age 80, and pays the full cost for such coverage.

Under Mr. Baur’s employment agreement, variable cash incentive opportunities will continue to be based upon the performance and attainment of performance goals to be established annually by the Compensation Committee, subject to maximum amounts that may be earned. Mr. Baur’s annual equity award opportunity is subject to the Compensation Committee’s discretion and the terms of our equity plan and related equity award agreements.
Mr. Baur’s employment agreement also provides for severance payments to Mr. Baur upon certain events, as further described in the “
Severance Plan
” section below.
On November 16, 2020, we entered into an employment letter with Mr. Jones in connection with his appointment as our Senior Executive Vice President and Chief Financial Officer, effective December 14, 2020. Under the employment letter, Mr. Jones will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including relocation benefits of $75,000, change-in-control
payments as a participant in the Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.
On January 11, 2018, we entered into an employment letter with Mr. Dean in connection with his appointment as our Vice President and General Counsel, effective January 12, 2018. Under the employment letter, Mr. Dean will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including relocation benefits and change-in-control
payments as a participant in the Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.
On September 27, 2019, we entered into an employment letter with Mr. Eldh in connection with his appointment as our Senior Executive Vice President and Chief Revenue Officer, effective October 1, 2019. Under the employment letter, Mr. Eldh will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including relocation benefits, change-in-control
payments as a participant in a Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.
On May 6, 2021, we entered into an employment letter with Ms. Hayden in connection with her appointment as our Senior Executive Vice President and Chief Information Officer, effective June 7, 2021. Under the employment letter, Ms. Hayden will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. She also will receive other benefits, including relocation benefits of $100,000, change-in-control
payments as a participant in a Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.
See the “
Employment Arrangements and Potential Payments upon Certain Events
” section for more information on Mr. Baur’s, Mr. Jones’, Mr. Dean’s, Mr. Eldh’s, and Ms. Hayden’s employment arrangements that were in effect during fiscal 2021.
Severance Plan
We have established a severance plan to provide severance and other benefits to certain executives selected by the Compensation Committee to participate in the severance plan. The Company’s severance plan is uniform for the current executives selected by the Compensation Committee to participate at their respective levels, excepting Mr. Eldh, whose has several provisions that are individually tailored, as described below. We refer to the Company severance plan and Mr. Eldh’s severance plan collectively as the “Severance Plan.”
The employment arrangements with our NEOs and the Severance Plan provide that, if the employment of any participant in the Severance Plan is terminated by the Company without cause, or if the Executive resigns for good reason, we will be required to pay or provide the executive’s base salary earned through the date of termination. In addition, we will also be required to pay to the executive in such instances any other amounts or benefits the executive is eligible to receive under any Company plan, program, policy, practice, contract or agreement in accordance with their terms. In such instances, we will also be required to provide severance benefits to the executive, subject to the executive’s execution of a release, consisting of compensation equal to the average annual base salary and variable compensation earned by the executive, including any amounts earned but deferred, in the last three fiscal years completed prior to the termination (the “Average Compensation Amount”), multiplied by a severance multiple, less withholdings. In the case of Mr. Baur, the severance multiple is equal to 2.5, in the case of Mr. Jones, Mr. Dean, Mr. Eldh, Ms. Hayden and Mr. Lyons the severance multiple is 1.5, and in the case of any other executive participating in the Severance Plan, the severance multiple will be set forth in a participation agreement between the Company and such executive (a “Participation Agreement”), but such multiple may not exceed 2.5. In the event the termination occurs within 12 months after or prior to and in contemplation of certain change in control events, Mr. Baur will receive three times his Average Compensation Amount, Mr. Jones, Mr. Dean, Mr. Eldh, and Ms. Hayden will receive two times their respective Average Compensation Amount and, in the case of any other executive participating in the Severance Plan, such executive will receive his or her Average Compensation Amount multiplied by his or her change in control multiple, as set forth in a Participation Agreement. In addition, in the event that the executive’s employment is terminated by us without cause, or if the executive resigns for good reason, the executive will be entitled to receive a bonus equal to the pro-rata
portion of the then current fiscal year annual variable compensation that otherwise would be payable to the executive based on actual performance. For a period of up to twenty-four months (or in the case of Mr. Eldh, for up to eighteen months) following the date of such a termination (or in the case of Mr. Baur, until he attains 65 years of age), the executives shall be entitled to participate in our medical and dental plans, with the executive paying the full premium charged for such coverage subject to the terms of the employment agreement, the employment letter, and/or the Severance Plan, as applicable.
If the executive’s employment is terminated for cause or if the executive voluntarily terminates his or her employment during the term of the agreement, other than for good reason, we will only be obligated to provide any accrued amounts payable on the executive’s annual base salary or any other amounts not previously paid, but earned, by the executive through the date of termination, and benefits under other plans in accordance with their terms. If the executive dies, becomes disabled, or retires during the term of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, we will only be obligated to provide any accrued amounts payable on the executive’s annual base salary or any other amounts not previously paid, but earned, by the executive as of the date of termination, a bonus equal to the pro-rata
portion of the then current fiscal year annual variable compensation that would otherwise be payable to the executive based on actual performance, and benefits under other plans in accordance with their terms.
If we do not renew the employment agreement, or enter into a new employment agreement with the same or similar terms after the end of the employment period, and Mr. Baur remains an employee of the Company in any capacity, Mr. Baur’s employment will be on an at-will
basis, and Mr. Baur generally will be eligible to receive the same severance benefits set forth in the employment agreement.
In addition, each employment agreement, employment letter, and/or Severance Plan, as applicable, requires the executive not to, during the term of his or her employment and for a period of two years (or in the case of Mr. Eldh, for a period of 18 months) following the termination of such executive’s employment: (a) compete with the Company; (b) solicit certain customers or suppliers and certain prospective customers or suppliers of the Company; or (c) solicit employees to leave the Company. Each of the employment agreement, the employment letter, and/or the Severance Plan, as applicable, also requires the executive not to use or disclose our confidential information or trade secrets during the term of his or her employment and for a period of five years thereafter or for so long as the trade secrets remain protected. In addition, the Company and each executive agree not to disparage each other during the term of employment or for a period of five years thereafter. If an executive breaches or threatens to breach such restrictions on conduct, we may immediately cease any severance benefits or refuse such payment and shall be entitled to recover from any such executive any amounts previously paid as a severance benefit.
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

Non-Compete
and
Non-Solicitation
Agreements
Our NEOs are obligated pursuant to their employment agreements, employment letters, and/or the Severance Plan, as applicable, not to compete with the Company for a period of two years (or in the case of Mr. Eldh, for a period of 18 months) following their termination of employment with the Company. These agreements also restrict the NEOs’ disclosure and use of confidential information to which they were exposed during their employment. In addition, the agreements provide for restrictions on the solicitation of suppliers, customers and employees of the Company for a period of twenty-four months (or in the case of Mr. Eldh, for a period of eighteen months) following termination of employment.
Severance and Change in Control Benefits
In the event of a termination of employment by the Company other than for cause, death, disability, retirement, the expiration of the employment agreement (in the case of Mr. Baur), or by a NEO for good reason, the NEO will be entitled to a severance payment, provided that the NEO is in, and remains in, compliance with the non-competition,
confidentiality,
non-solicitation
and related covenants provided in his or her employment agreement or the Severance Plan. The amount of a severance payment varies based upon the NEO’s historic compensation amounts, up to two and a half times the Chief Executive Officer’s and one and one-half
times the other NEO’s average annual base salary and variable compensation over the last three fiscal years prior to a termination. These potential payments are discussed in more detail under the caption “
Employment Arrangements and Potential Payments Upon Certain Events
” below.
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
Additional Compensation Matters
Risk Assessment of Compensation Policies and Practices
We have assessed our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards. During fiscal 2021, the Compensation Committee reviewed our compensation policies and practices for all employees, including our NEOs, particularly as they relate to risk management practices and risk-taking incentives. As part of its review, the Compensation Committee discussed with management the ways in which risk is effectively managed or mitigated as it relates to our compensation programs and policies.
Based on this review, the Compensation Committee believes that our compensation programs do not encourage excessive risk but instead encourage behaviors that support sustainable value creation. The following features of our executive incentive compensation program illustrate this point:

•
Our compensation program design provides a balanced mix of cash and equity and annual and long-term incentives that are designed to encourage strategies and actions that are in the Company’s and our shareholders’ long-term best interests. Equity awards such as stock options, service and performance-based restricted stock awards and restricted stock units reinforce our long-term performance perspective.

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

•	NEO base salaries are consistent with the NEOs’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.

•	Our internal reporting system ensures a consistent and ongoing assessment of financial results used to determine payouts.

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

•	NEOs must obtain permission from the Legal Department before the purchase or sale of any shares, even during an open trading period.
Based on a combination of the above, we believe that (i) our NEOs and other employees are encouraged to manage the Company in a prudent manner because our compensation programs are aligned with our business strategy and risk profile, and (ii) our incentive programs are not designed to encourage our NEOs or other employees to take excessive risks or risks that are inconsistent with the Company’s and shareholders’ best interests. In addition, we have in place various controls and management processes that help mitigate the potential for incentive compensation plans to have a material adverse effect on the Company.
Impact of Accounting and Tax Treatment of Compensation
Section 162(m) of the Code generally sets a limit of $1 million on the amount of compensation that we may deduct for federal income tax purposes in any given year with respect to the compensation of each of our NEOs. For years beginning prior to January 1, 2018, the $1 million limitation did not apply to qualified performance-based compensation that satisfied certain requirements, including, among others, approval of the material terms of the plan by our shareholders. Effective for the years beginning on or after January 1, 2018, there is no exception for qualified performance-based compensation from the Section 162(m) limitation, although a transition rule applies in some circumstances for outstanding awards. We consider the impact of the deduction limit under Section 162(m) when developing and implementing our executive compensation programs. We intend to design our executive compensation arrangements to be consistent with the interests of our shareholders. We believe that it is important to preserve flexibility in administering compensation programs to promote various corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Internal Revenue Code. Some amounts paid under our compensation programs may not be deductible as the result of Section 162(m).

EXECUTIVE COMPENSATION
Compensation Tables
2021 Summary Compensation Table
The following table summarizes compensation paid to or accrued on behalf of the NEOs for the fiscal year ended June 30, 2021:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Michael L. Baur Chairman, Chief Executive Officer and President	2021	765,625	—	1,262,036	2,428,626	2,033,063	148,463	6,637,813
	2020	875,000	—	2,248,093	—	169,444	149,914	3,442,451
	2019	875,000	—	2,190,566	—	367,500	107,930	3,540,996
Stephen T. Jones Senior Executive Vice President, Chief Financial Officer (4)	2021	218,462	—	800,001	—	360,500	87,300	1,466,263
Matthew S. Dean	2021	427,500	—	238,384	472,094	418,230	41,141	1,597,349
Chief Legal Officer (5)	2020	450,000	170,000	424,648	—	34,857	38,891	1,118,369
	2019	395,577	—	219,057	—	47,600	12,389	674,623
John Eldh	2021	475,000	—	841,366	817,676	1,161,750	91,105	3,386,897
Senior Executive Vice President, Chief Revenue Officer (6)
Rachel Hayden Senior Executive Vice President, Chief Information Officer (7)	2021	20,192	—	—	—	27,107	100,000	147,299
Gerald Lyons	2021	191,524	—	—	—	233,712	146,130	571,366
Former Senior Executive Vice President, Chief Financial Officer	2020	367,500	—	299,793	—	33,211	41,362	741,866
	2019	367,500	—	292,075	—	72,030	25,148	756,753

(1)
Amounts shown are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 12 to our audited financial statements for the fiscal year ended June 30, 2021, included in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2021.

(2)
Reflects the value of cash incentives earned pursuant to our annual incentive plan. For fiscal 2021, the cash incentives were awarded in August 2021. For fiscal 2020, the cash incentives under that program were awarded in August 2020. For fiscal 2019, the cash incentives under that program were awarded in August 2019. See the discussion in “
Compensation Discussion and Analysis
” herein.

(3)	See the All Other Compensation table below for additional information.
(4)	Mr. Jones joined the Company as Senior Executive Vice President and Chief Financial Officer in December 2020 and was designated an executive officer in December 2020.
(5)	Mr. Dean joined the Company as Vice President and General Counsel in January 2018 and was designated an executive officer in November 2018.
(6)	Mr. Eldh joined the Company as Senior Executive Vice President and Chief Revenue Officer in October 2019 and was designated an executive officer in November 2020.
(7)	Ms. Hayden joined the Company as Senior Executive Vice President and Chief Information Officer in June 2021 and was designated an executive officer at that time.

2021 All Other Compensation Table
The following supplemental table summarizes all other compensation paid to our NEOs for the fiscal year ended June 30, 2021, which is included in the All Other Compensation column in the 2021 Summary Compensation Table above:

Name	Fiscal Year	Perquisites ($) (1)	Company Contributions to Nonqualified Deferred Compensation Plan ($)		Company Paid Disability Benefit ($) (2)	Company Contributions to Deferred Contribution Plans (401(k)) ($)	Company Paid Travel for Spouses ($)	Other ($) (3)	Total ($)
Michael L. Baur	2021	4,085	42,361	(4)	77,601	800	—	23,616	148,463
	2020	5,536	42,361	(4)	77,601	800	—	23,616	149,914
	2019	3,229	25,000	(4)	51,160	800	15,507	12,234	107,930
Stephen T. Jones	2021	1,500	9,000		—	800	—	76,000	87,300
Matthew S. Dean	2021	2,500	12,000		10,152	800	—	15,689	41,141
	2020	1,000	11,250		10,152	800	—	15,689	38,891
	2019	—	6,750		2,703	800	576	1,560	12,389
John Eldh	2021	—	22,500		—	800	—	67,805	91,105
Rachel Hayden	2021	—	—		—	—	—	100,000	100,000
Gerald Lyons	2021	—	5,114		—	800	—	140,216	146,130
	2020	1,500	10,819		13,717	800	—	14,526	41,362
	2019	1,700	11,867		3,785	800	—	6,996	25,148

(1)	Represents physical examination costs.
(2)	Includes supplemental long-term disability benefits.
(3)
Represents life insurance benefits. For Mr. Jones, also includes physical examination costs for his spouse of $1,000. For Mr. Jones, Mr. Eldh and Ms. Hayden, also includes relocation (and related tax gross-up)
benefits of $75,000, $67,805 and $100,000, respectively. For Mr. Lyons, includes $140,216 in severance payments.

(4)	The deferred compensation benefit is provided in connection with Mr. Baur’s employment agreement, which is discussed below under “ Employment Arrangements and Potential Payments upon Certain Events .”

2021 Grants of Plan Based Awards Table
The following table summarizes awards granted to each of the NEOs during the fiscal year ended June 30, 2021 under the 2013 Plan (other than Ms. Hayden, who did not receive any grants in fiscal 2021):

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael L. Baur	8/20/2020	328,125	1,312,500	2,625,000
	11/19/2020							51,136	133,899	24.68	2,488,551	(2)(3)
	11/24/2020								119,021	27.14	1,202,112	(3)
Stephen T. Jones	11/16/2020	100,000	400,000	800,000
	3/01/2021							27,482		29.11	800,001	(2(3))
Matthew S. Dean	8/20/2020	42,500	170,000	340,000
	11/19/2020							9,659	25,292	24.68	470,059	(2)(3)
	11/24/2020								23,804	27.14	240,420	(3)
John Eldh	8/20/2020	187,500	750,000	1,500,000
	11/19/2020							34,091	89,266	24.68	1,659,042	(2)(3)
Gerald Lyons	8/20/2020	64,613	257,250	514,500

(1)	See “ Compensation Discussion and Analysis — Material Elements of our Compensation Programs — Annual Performance-Based and Service-Based Equity Awards ,” above.
(2)	See “ Compensation Discussion and Analysis — Material Elements of our Compensation Program — Annual Performance-Based and Service-Based Equity Awards ,” above.
(3)
The grant date fair value of the option award granted on November 19, 2020 was determined pursuant to the Black-Scholes options valuation model, using the following assumptions: exercise price of $24.68, stock price volatility of 42.44%, risk-free interest rate of 0.39%, expected term of 5 years, and dividend yield of 0%. The grant date fair value of the option award granted on November 24, 2020 was determined pursuant to the Black-Scholes options valuation model, using the following assumptions: exercise price of $27.14, stock price volatility of 42.56%, risk-free interest rate of 0.39%, expected term of 5 years, and dividend yield of 0%.

2021 Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes outstanding equity awards held by each of the NEOs as of June 30, 2021 (other than Ms. Hayden, who did not hold any equity awards at such time):

Name		Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Michael L. Baur
	8/21/2012	26,586		—	34.35	8/21/2022
	12/6/2013	115,356		—	42.82	12/6/2023
	12/5/2014	164,093		—	41.13	12/5/2024
	12/4/2015	125,000		—	38.19	12/4/2025
	12/2/2016	77,339		—	37.00	12/2/2026
	12/8/2017	53,079		—	34.35	12/8/2027
							12/3/2018	9,435	265,407	—	—
							11/15/2019	21,064	592,530	—	—
	11/19/2020	—		133,899	24.68	11/19/2030
							11/19/2020	51,136	1,438,456	—	—
	11/24/2020	—		119,021	27.14	11/24/2030
Stephen T. Jones
							03/01/2021	27,482	773,069	—	—
Matthew S. Dean
	2/9/2018	10,000	(1)	—	32.25	2/9/2028
							12/3/2018	944	26,555	—	—
							11/15/2019	3,980	111,957	—	—
	11/19/2020	25,292		—	24.68	11/19/2030
							11/19/2020	9,659	271,708	—	—
	11/24/2020	23,804		—	27.14	11/24/2030
John Eldh	—	—		—	—	—	11/15/2019	18,724	526,706	—	—
	—	—		—	—	—	12/2/2019	9,389	264,113	—	—
	11/19/2020	—		89,266	24.68	11/19/2030
							11/19/2020	34,091	958,980	—	—

(1)	Stock options and restricted stock units vest ratably over three years beginning on the grant date, unless otherwise noted.

2021 Option Exercises and Stock Vested Table
The following table summarizes the exercise of options and the vesting of stock awards by each of our NEOs during the fiscal year ended June 30, 2021:

Name	Option Awards		Restricted Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael L. Baur	—	—	26,125	693,392
Stephen T. Jones	—	—	—	—
Matthew S. Dean	—	—	2,992	77,589
John Eldh	—	—	14,481	340,692
Rachel Hayden	—	—	—	—
Gerald Lyons	—	—	3,484	92,470
2021 Nonqualified Deferred Compensation Table
The following table contains information concerning benefits earned by each of the NEOs under nonqualified deferred compensation plans during the fiscal year ended June 30, 2021:

Name	Executive Contributions in Last Fiscal Year ($) (1)(2)	Registrant Contributions in Last Fiscal Year ($) (3)	Aggregate Earnings (Loss) in Last Fiscal Year ($) (4)	Aggregate Withdrawals/ Distributions ($) (4)	Aggregate Balance at Last Fiscal Year-End ($)
Michael L. Baur	84,722	42,361	2,329,049	(1,629,820)	12,159,398
Stephen T. Jones	30,000	9,000	1,531	—	40,531
Matthew S. Dean	39,231	11,769	27,216	—	133,424
John Eldh	75,000	22,500	7,766	—	105,266
Rachel Hayden	—	—	—	—	—
Gerald Lyons	17,046	5,114	173,634	—	613,522

(1)
Amounts represent voluntary deferrals of salary, bonus or a combination of both salary and bonus under our Nonqualified Deferred Compensation Plan. Contributions of deferred salary are reported as fiscal year 2021 income in the “Salary” column of the 2021 Summary Compensation Table.

(2)	Amounts reflect voluntary deferrals under our Nonqualified Deferred Compensation Plan associated with plan awards for fiscal year 2021 but paid in fiscal year 2022.
(3)
Amounts represents our matching contributions under our Nonqualified Deferred Compensation Plan. These amounts are reported as fiscal year 2021 income in the “All Other Compensation” column of the 2021 Summary Compensation Table.

(4)	Reflects cash flows for the fiscal year ended June 30, 2021.
Our Nonqualified Deferred Compensation Plan permits our NEOs to elect to defer a portion of their base salary and incentive bonus, and to receive matching contributions from the Company on a portion of the deferred amounts. Mr. Baur may defer up to 50% of his base compensation and 100% of his bonus, and we will provide a matching contribution of 50% of the amount deferred up to a calendar year limit of $200,000 in matching contributions. Each of Mr. Jones, Mr. Dean, Mr. Eldh, and Ms. Hayden may defer up to 50% of his or her base salary and 100% of his or her bonus, and we will provide a matching contribution of 30% on the first 15% of compensation deferred.
Deferred amounts are credited to each participant’s account, which are invested in one or more investment alternatives chosen by each participant from a range of mutual fund offerings and other investments available under the plan. Each participant’s account is adjusted to reflect the investment performance of the selected investments. Benefits under the plan are payable in cash and generally will be paid in either a lump sum or in annual installments over a certain term upon retirement, death or other termination of employment, or upon a change in control of the Company, as elected in advance by the participant. A participant may also elect to receive some or all of the deferred amounts and related earnings pursuant to an in-service
distribution, subject to a minimum five-year deferral.
Employment Arrangements and Potential Payments Upon Certain Events
We have entered into an employment agreement with Mr. Baur that was effective July 1, 2017 and employment letters with Mr. Jones, Mr. Dean, Mr. Eldh, and Ms. Hayden effective December 14, 2020, January 11, 2018, October 1, 2019, and June 7, 2021, respectively. Mr. Baur, Mr. Jones, Mr. Dean, Mr. Eldh, and Ms. Hayden also participate in the Severance Plan. Notwithstanding these employment arrangements, each of Mr. Baur, Mr. Jones, Mr. Dean, Mr. Eldh, and Ms. Hayden has the right to voluntarily terminate his or her employment at any time. The employment arrangements set forth the general terms and conditions of Mr. Baur’s, Mr. Jones’, Mr. Dean’s, Mr. Eldh’s, and Ms. Hayden’s employment and provide for certain severance benefits upon the occurrence of certain events.
The material elements of compensation of each NEO as contained in their employment arrangements are described in the “
Compensation Discussion and Analysis
” section herein. The following sets forth in tabular format the incremental compensation that would be payable to such NEO in the event of his termination of employment under various scenarios, which we refer to as termination events. In accordance with SEC rules, the following discussion assumes:

•	That the termination event in question occurred on June 30, 2021, the last day of fiscal 2021; and

•	With respect to calculations based on our stock price, the reported closing price of our common stock on June 29, 2021, $27.37, was used.
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
Mr. Baur
General
Pursuant to the terms of Mr. Baur’s employment agreement, he was entitled to receive an annual base salary of $875,000 in fiscal 2021, which was reduced for a portion of fiscal 2021 as discussed earlier. Under his agreement, Mr. Baur is eligible to receive annual incentive cash and equity awards under our equity plans as described in the “
Compensation Discussion and Analysis
” section herein. Subject to the provisions of his employment agreement, Mr. Baur is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Baur is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	4,238,027	5,085,632	—	—	—	—
Pro Rata Variable Compensation (1)	2,033,063	2,033,063	2,033,063	2,033,063	2,033,063	2,033,063
Equity Acceleration (2)	—	2,296,393	2,296,393	2,296,393	2,296,393	—
Performance-Based Equity Acceleration (3)	—	—	—	—	—	—
Medical Coverage (4)	464,512	464,512	464,512	464,512	464,512	—
Deferred Compensation	—	—	—	—	—	—
Disability (5)	—	—	—	—	382,813	—
TOTAL (6)	6,735,601	9,879,600	4,793,968	4,793,968	5,176,780	2,033,063

(1)
Mr. Baur’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Baur had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Baur’s fiscal 2021 annual variable compensation as of June 30, 2021.

(2)
Reflects (i) the difference between fair market value as of June 30, 2021 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2021, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Mr. Jones
General
Mr. Jones serves as our Senior Executive Vice President and Chief Financial Officer. At June 30, 2021, Mr. Jones received an annual base salary of $400,000. Mr. Jones is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Jones is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Jones is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	868,443	1,157,924	—	—	—	—
Pro Rata Variable Compensation (1)	360,500	360,500	360,500	360,500	360,500	360,500
Equity Acceleration (2)	—	773,069	773,069	773,069	773,069	—
Performance-Based Equity Acceleration (3)	—	—	—	—	—	—
Medical Coverage (4)	29,026	29,026	29,026	29,026	29,026	—
Deferred Compensation	—	—	—	—	—	—
Disability (5)	—	—	—	—	109,231	—
TOTAL (6)	1,257,969	2,320,519	1,162,595	1,162,595	1,271,826	360,500

(1)
Mr. Jones’ employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Jones had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Jones fiscal 2021 annual variable compensation as of June 30, 2021.

(2)
Reflects (i) the difference between fair market value as of June 30, 2021 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2021, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Mr. Dean
General
Mr. Dean serves as our Chief Legal Officer. At June 30, 2021, Mr. Dean received an annual base salary of $450,000. Mr. Dean is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Dean is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Dean is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	1,125,440	1,500,587	—	—	—	—
Pro Rata Variable Compensation (1)	418,230	418,230	418,230	418,230	418,230	418,230
Equity Acceleration (2)	—	410,220	410,220	410,220	410,220	—
Performance-Based Equity Acceleration (3)	—	—	—	—	—	—
Medical Coverage (4)	23,148	23,148	23,148	23,148	23,148	—
Deferred Compensation	—	—	—	—	—	—
Disability (5)	—	—	—	—	213,750	—
TOTAL (6)	1,566,818	2,352,185	851,598	851,598	1,065,348	418,230

(1)
Mr. Dean’s employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Dean had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Dean’s fiscal 2021 annual variable compensation as of June 30, 2021.

(2)
Reflects (i) the difference between fair market value as of June 30, 2021 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2021, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Mr. Eldh
General
Mr. Eldh serves as our Senior Executive Vice President and Chief Revenue Officer. At June 30, 2021, Mr. Eldh received an annual base salary of $500,000. Mr. Eldh is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of his employment arrangements, Mr. Eldh is obligated to comply with certain provisions relating to non-competition
(for 18 months post termination), confidentiality and
non-solicitation
of customers and employees (for 18 months post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Mr. Eldh is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	2,455,125	3,273,500	—	—	—	—
Pro Rata Variable Compensation (1)	1,161,750	1,161,750	1,161,750	1,161,750	1,161,750	1,161,750
Equity Acceleration (2)	—	1,749,799	1,749,799	1,749,799	1,749,799	—
Performance-Based Equity Acceleration (3)	—	—	—	—	—	—
Medical Coverage (4)	29,026	29,026	29,026	29,026	29,026	—
Deferred Compensation	—	—	—	—	—	—
Disability (5)	—	—	—	—	237,500	—
TOTAL (6)	3,645,901	6,214,075	2,940,575	2,940,575	3,178,075	1,161,750

(1)
Mr. Eldh’s employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Eldh had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Eldh fiscal 2021 annual variable compensation as of June 30, 2021.

(2)
Reflects (i) the difference between fair market value as of June 30, 2021 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2021, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Ms. Hayden
General
Ms. Hayden serves as our Senior Executive Vice President and Chief Information Officer. Ms. Hayden’s initial base salary was set in her employment arrangement at $350,000. Ms. Hayden is eligible to receive both annual incentive cash compensation and equity awards under the 2013 Plan. Subject to the provisions of her employment arrangements, Ms. Hayden is obligated to comply with certain provisions relating to non-competition
(for two years post termination), confidentiality and
non-solicitation
of customers and employees (for two years post termination) if her employment is terminated.

Benefits upon the Occurrence of Certain Termination Events
In addition to the amounts listed below, Ms. Hayden is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of her termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	70,949	94,598	—	—	—	—
Pro Rata Variable Compensation (1)	27,107	27,107	27,107	27,107	27,107	27,107
Equity Acceleration (2)	—	—	—	—	—	—
Performance-Based Equity Acceleration (3)	—	—	—	—	—	—
Medical Coverage (4)	25,372	25,372	25,372	25,372	25,372	—
Deferred Compensation	—	—	—	—	—	—
Disability (5)	—	—	—	—	10,096	—
TOTAL (6)	123,427	147,077	52,479	52,479	62,575	27,107

(1)
Ms. Hayden’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Ms. Hayden had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Ms. Hayden’s fiscal 2021 annual variable compensation as of June 30, 2021.

(2)
Reflects (i) the difference between fair market value as of June 30, 2021 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based
restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)
Reflects the fair market value as of June 30, 2021, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)
The executive officer’s employment arrangement provides that if her employment is terminated by reason of disability, she will continue to receive her salary during the period under which she continues to receive benefits under our short-term disability policy (assumed to be six months for purposes of this disclosure), less any benefits received under our short-term disability policy.

(6)
These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Mr. Lyons
Mr. Lyons left the Company in January 2021. At the time of his termination of employment, we had an employment letter with Mr. Lyons, and he also participated in the Severance Plan. At the time of Mr. Lyons’ termination of employment, he received the following benefits under his employment letter and Severance Plan: Severance - $140,216 and Medical Coverage - $23,659.38. In addition, as part of his benefits, Mr. Lyons received a pro-rata
payment under the MIP of $233,712.
Pay Ratio Disclosure
Pursuant to Item 402(u) of Regulation
S-K
promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of our CEO and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended June 30, 2021:

•	the total compensation for our median employee was $51,080;

•	the annual total compensation of Mr. Baur was $6,637,813; and

•	based on the information above, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees is 130 to 1.

The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:
Employee population
. As of June 30, 2021, the date we selected to identify our median employee, our employee population consisted of approximately 2,184 individuals, with 765 employees representing 35% of our total employee population located outside the United States and 1,419 employees representing 65% of our total employee population located in the United States.
Identification of Median
. To identify the median of the annual total compensation of all of our employees, we reviewed the total cash earnings of all employees for the twelve-month period ending on June 30, 2021 (the “reported compensation”). In making this calculation, we annualized the reported compensation of all of our employees who were hired during the period. While we did not make any cost of living adjustments to the reported compensation in identifying the median employee, we did convert the reported compensation of our non-United
States employees to United States dollars using the applicable conversion rate as of June 30, 2021. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the United States.
COMPENSATION OF DIRECTORS
2021 Director Compensation Table
The following table provides information regarding the compensation paid to each of our non-employee
directors for the fiscal year ended June 30, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Total ($)
Peter C. Browning	85,000	130,804		215,804
Frank E. Emory, Jr.	42,500	162,888	(3)	205,388
Michael J. Grainger	45,000	130,804		175,804
Charles A. Mathis (2)	—	—		—
Dorothy F. Ramoneda	42,500	130,804		173,304
John P. Reilly	45,000	130,804		175,804
Jeffrey R. Rodek	42,500	130,804		173,304
Elizabeth O. Temple	45,000	130,804		175,804
Charles R. Whitchurch	55,000	130,804		185,804

(1)
Amounts shown are the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 12 to our audited financial statements for the fiscal year ended June 30, 2021, included in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2021. Each then-serving
non-employee
director received a restricted stock award on November 19, 2020 for 5,300 shares that vested in June 2021.

(2)	Mr. Mathis was appointed as a director of the Company effective August 19, 2021.
(3)	Stock Awards for Mr. Emory includes a pro-rated new hire grant when Mr. Emory was appointed a director of the Company in 2020.
Cash Retainers for Fiscal 2021
Directors who are not our employees are paid an annual retainer of $85,000. An additional annual retainer of $70,000 is paid, as applicable, to a non-executive
Chairman or Lead Independent Director of the Board. An additional annual retainer of $25,000 is paid to the chair of the Audit Committee, and an additional annual retainer of $15,000 is paid to the chair of the Compensation Committee. An additional annual retainer of $5,000 was paid to the chairs of the Nominating Committee and Governance Committee serving at such time. Annual service for this purpose relates to the approximate
12-month
periods between annual meetings of our shareholders. All directors are reimbursed for expenses incurred in connection with the performance of their services as directors as well as the cost of any director education. As of January 1, 2019, directors may elect to receive any portion of their cash fees in shares. In connection with the expense reduction plan effective July 1, 2020, our directors elected to forego their annual cash retainer fees through December 31, 2020. In August 2021, given the combination of the Nominating Committee and the Governance Committee, the director compensation plan was revised to provide for an annual retainer of $10,000 for the chair of the Nominating and Corporate Governance Committee.

Equity Retainers for Fiscal 2021
Our
non-employee
directors receive an annual equity retainer under the ScanSource, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”). In addition, non-employee
directors also may be eligible to receive other awards under our 2013 Plan. As of January 1, 2019, each non-employee
director can elect to receive the award in restricted stock awards or restricted stock units and can elect to defer his or her equity award under the deferred compensation plan.
The number of shares subject to a director’s annual equity award was determined by dividing $130,000 by the equity award value per share on the grant date. The equity award value means the closing price of the common stock on the grant date. The date of grant of the annual equity awards for our non-employee
directors takes place at the same time as the annual equity awards for our employees.
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
Stock Ownership and Retention Policy
Under the equity ownership policy, directors are expected to hold five times their annual Board cash retainer in Company securities. The policy also incorporates a retention requirement by requiring such persons to retain 50% of the net shares resulting from the vesting of certain awards until the required ownership under the policy is met. As of the end of the 2021 fiscal year, all directors were in compliance with this policy.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form
10-K
for the year ended June 30, 2021 with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form
10-K
for the year ended June 30, 2021 and in the Proxy Statement for the 2022 Annual Meeting of Shareholders.
Submitted by the Compensation Committee:

Elizabeth O. Temple, Chair
Peter C. Browning
Frank E. Emory, Jr.
Michael J. Grainger
Dorothy F. Ramoneda
John P. Reilly
Jeffrey R. Rodek
Charles R. Whitchurch
The Compensation Committee report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the Compensation Committee report by reference therein.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the fiscal year ended June 30, 2021, directors Browning, Emory, Grainger, Ramoneda, Reilly, Rodek, Temple and Whitchurch served on the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2021, or at any time prior thereto. During fiscal 2020, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation
S-K
under the Exchange Act, and no executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters
Equity Compensation Plan Information
The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
2013 Long-Term Incentive Plan	1,744,380	(1)	$21.99	879,660
2002 Long-Term Incentive Plan	29,086	(2)	$34.12	—
Equity Compensation Plans Not Approved by Shareholders	—		—	—
TOTAL:	1,773,466		$22.19	879,660

(1)
ScanSource, Inc. 2013 Long-Term Incentive Plan (“2013 Plan”). At June 30, 2021, approximately 879,660 shares remain available for issuance under the 2013 Plan, which allows for grants of incentive stock options, non-qualified
stock options, stock appreciation rights, performance awards, restricted stock awards, restricted stock units, deferred stock units, dividend equivalent awards and other stock-based awards. Includes restricted stock outstanding, including restricted stock awards, restricted stock units, performance restricted stock awards and performance restricted stock units. Amount includes 537,897 restricted shares outstanding in the form of restricted stock units and performance units.

(2)
ScanSource, Inc. 2002 Long-Term Incentive Plan, as amended. At June 30, 2021, there were no restricted stock units or performance units outstanding under the ScanSource, Inc. 2002 Long-Term Incentive Plan.

(3)	The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of restricted stock, which have no exercise price.

Stock Ownership Information
Principal Shareholders and Beneficial Ownership
The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 15, 2021 by the following: (i) each of our NEOs; (ii) each of our directors and director nominees; (iii) all of our directors and executive officers as a group; and (iv) each person known to own beneficially more than 5% of our common stock. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The address for each of our directors and executive officers is 6 Logue Court, Greenville, South Carolina 29615.

Name	Number of Shares Beneficially Owned	Percentage (1)

BlackRock, Inc. (2)	4,633,428	18.81%

The Vanguard Group, Inc. (3)	2,735,139	10.62%

Dimensional Fund Advisors LP (4)	2,020,128	8.27%

FMR LLC (5)	1,954,376	6.78%

Pzena Investment Management, LLC (6)	1,714,280	5.73%

Victory Capital Management Inc. (7)	1,667,753	5.51%

Michael L. Baur (8)	658,677	2.51%

Peter C. Browning	28,300		*

Matthew S. Dean (9)	38,761		*

John Eldh (10)	63,760		*

Frank E. Emory, Jr.	10,300		*

Michael J. Grainger	33,900		*

Rachel Hayden (11)	—	—

Stephen T. Jones (12)	—	—

Charles A. Mathis	3,700		*

Dorothy F. Ramoneda	13,400		*

John P. Reilly	31,324		*

Jeffrey R. Rodek	13,100		*

Elizabeth O. Temple	19,000		*

Charles R. Whitchurch	21,500		*

All directors and executive officers as a group (14 persons) (13)	935,722	3.56%

*	Amount represents less than 1.0%.
(1)
Applicable percentage of ownership is based upon 25,540,209 shares of our common stock outstanding on October 15, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the shares and percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)
The information reported is based on a Schedule 13G filed with the SEC on January 25, 2021 reporting sole power of BlackRock, Inc. to vote or direct the vote of 4,460,153 shares and sole power to dispose or direct the disposition of 4,633,428 shares. The business address of BlackRock, Inc. is 55 East 52nd St., New York, NY 10055.

(3)
The information is reported based on a Schedule 13G/A filed with the SEC on February 10, 2021 reporting shared power of The Vanguard Group, Inc. (“Vanguard”) to vote or direct the vote of 30,387 shares, sole power of Vanguard to dispose or direct the disposition of 2,682,071 shares; and shared power of Vanguard to dispose or direct the disposition of 53,068 shares. The business address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

(4)
The information is reported based on a Schedule 13G/A filed with the SEC on February 16, 2021 reporting the beneficial ownership of Dimensional Fund Advisors LP (“Dimensional”) and the sole power to vote or direct the vote of 1,941,450 shares and sole power to dispose or direct the disposition of 2,020,128 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All securities reported in this schedule are owned by the funds advised by Dimensional. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is Building One, 6300 Bee Cave Road, Building One, Austin, TX 78746.

(5)
The information reported is based on a Schedule 13G/A filed with the SEC on February 8, 2021 reporting sole power of FMR LLC, the parent holding company of subsidiary companies engaged in the securities business, to vote or direct the vote of 234,515 shares and sole power to dispose or direct the disposition of 1,954,376 shares; sole power of Abigail P. Johnson to dispose or direct the disposition of 1,954,376 shares; and sole power of Fidelity
Low-Priced
Stock Fund to vote or direct the vote of 1,477,521 shares. The business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(6)
The information reported is based on a Schedule 13G/A filed with the SEC on February 1, 2021 reporting sole power of Pzena Investment Management, LLC (“Pzena”) to vote or direct the vote of 1,328,772 shares and sole power to dispose or direct the disposition of 1,714,280 shares. The business address of Pzena is 320 Park Avenue, 8th Floor, New York, NY 10022.

(7)
The information reported is based on a Schedule 13G/A filed with the SEC on February 4, 2021 reporting sole power of Victory Capital Management Inc. (“Victory”) to vote or direct the vote of 1,646,953 shares and sole power to dispose or direct the disposition of 1,667,753 shares. The business address of Victory is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144.

(8)
Does not include 166,928 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by December 14, 2021 and includes 85,992 shares pursuant to options which will become exercisable by December 14, 2021. Includes 534,867 shares issuable pursuant to exercisable options. Does not include 75,489 shares underlying unvested restricted stock units that will not vest by December 14, 2021. Includes 37,353 restricted stock units that will vest by December 14, 2021.

(9)
Does not include 24,786 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by December 14, 2021 and includes 16,692 shares pursuant to options which will become exercisable by December 14, 2021. Includes 10,000 shares issuable pursuant to exercisable options. Does not include 14,260 shares underlying unvested restricted stock units that will not vest by December 14, 2021. Does include 6,218 shares underlying vested restricted stock units that will vest by December 14, 2021.

(10)
Does not include 58,916 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by December 14, 2021. Includes 30,350 shares issuable pursuant to exercisable options. Does not include 57,362 shares underlying unvested restricted stock units that will not vest by December 14, 2021.

(11)	Does not include 12,802 shares underlying unvested restricted stock units that will not become exercisable by December 14, 2021
(12)	Does not include 38,578 shares underlying unvested restricted stock units that will not become exercisable by December 14, 2021
(13)
Includes 544,867 shares issuable pursuant to exercisable options, shares 133,034 shares pursuant to which options which will become exercisable by December 14, 2021 and includes 64,523 shares underlying vested restricted stock units that will vest by December 14, 2021.

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
We are not aware of any related-party transaction since the beginning of fiscal 2021 required to be reported under our policy or applicable SEC rules for which our policies and procedures did not require review or for which such policies and procedures were not followed.
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
The Board maintains three committees as follows: (1) an Audit Committee, (2) a Compensation Committee, and (3) a Nominating and Corporate Governance Committee. Each committee of the Board is comprised only of independent directors.
In addition, under our Corporate Governance Guidelines, executive officers are prohibited from serving as a director of another company that concurrently employs a director of the Company.
Item 14. Principal Accountant Fees and Services
Fees
As reflected in the table below, we incurred fees in fiscal 2021 and 2020 for services performed by Grant Thornton related to such periods.

	Year Ended June 30, 2021	Year Ended June 30, 2020
Audit Fees	$1,722,195	$1,853,810
Tax Fees	182,690	90,300

Total Fees	$1,904,885	$1,944,110

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
all audit and permitted
non-audit
services proposed to be performed by our independent auditor. All audit and permitted non-audit
services performed in fiscal 2021 were
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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

Exhibit Index

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
2.1		Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014

2.2		Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015

2.3		Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016

2.4	+	Sale and Purchase Agreement, dated November 12, 2020, by and among ScanSource Europe C.V. and SSE Services Holdings, LLC		8-K	2.1	11/13/2020

3.1		Amended and Restated Articles of Incorporation and Articles of Amendment		10-Q	3.1	2/3/2005

3.2		Amended and Restated Bylaws		8-K	3.1	11/30/2018

4.1		Form of Common Stock Certificate		SB-2	4.1	2/7/1994

4.2		Description of Securities		10-K	4.2	8/22/2019

		Executive Compensation Plans and Arrangements

10.1		ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021

10.2		Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009

10.3		2013 Long-Term Incentive Plan		S-8	99	12/5/2013

10.4		Employee Stock Purchase Plan		S-8	99	12/5/2013

10.5		Founder’s Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011

10.6		Executive Severance Plan		8-K	10.3	6/21/2017

10.7		Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009

10.8		Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011

10.9		Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009

10.10		Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011

10.11	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.1	2/6/2014

10.12	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.2	2/6/2014

10.13	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.3	2/6/2014

10.14	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013	10-Q	10.4	2/6/2014

10.15	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.33	8/28/2014

10.16	Form of Performance and Service—Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan	10-K	10.34	8/28/2014

10.17	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.1	12/8/2017

10.18	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.2	12/8/2017

10.19	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.3	12/8/2017

10.20	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)	8-K	10.4	12/8/2017

10.21	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur	8-K	10.1	6/21/2017

10.22	Amended and Restated Employment Agreement, dated June 25, 2014, of Gerald Lyons	10-K	10.24	8/28/2014

10.23	First Amendment to Amended and Restated Employment Agreement, effective June 15, 2017, of Gerald Lyons	8-K	10.2	6/21/2017

10.24	Employment Letter, dated August 23, 2017, of Gerald Lyons	8-K	10.1	8/24/2017

10.25	Employment Letter, dated January 11, 2018 of Matthew Dean	10-K	10.27	8/22/2019

10.26	Employment Letter, dated September 17, 2019 of John Eldh	10-K	10.26	8/24/2021

10.27	Severance Plan for John C. Eldh	10-K	10.27	8/24/2021

10.28	Employment Letter, dated November 16, 2020, of Stephen Jones	10-Q	10.1	2/2/2021

10.29	Employment Letter, dated May 6, 2021 of Rachel Hayden	10-K	10.29	8/24/2021

10.30		Board of Directors Compensation Program	X

10.31		First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018

10.32		Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019		8-K	10.2	11/30/2018

10.33		Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019		8-K	10.3	11/30/2018

10.34		Form of Director Restricted Stock Award Certificate		8-K	10.4	11/30/2018

10.35		Form of Restricted Stock Unit Award Certificate		8-K	10.5	11/30/2018

10.36		Form of Restricted Stock Unit Award Certificate		8-K	10.1	1/30/2020

10.37		Form of Restricted Stock Unit Award Certificate	X

10.38		Form of Restricted Stock Unit Award Certificate		10-K	10.38	8/24/2021

		Bank Agreements

10.39		Second Amended and Restated Credit Agreement		8-K	10.1	5/1/2019

		Other Agreements

10.40	+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.40	8/24/2021

10.41	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.41	8/24/2021

10.42		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019

10.43	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019

10.44	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019

10.45	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019

10.46	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019

10.47	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019

10.48		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019

10.49	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019

10.50		Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019

10.51		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019

10.52		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019

10.53		Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/10/2021

10.54		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021

10.55	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019

10.56	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019

10.57	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019

10.58	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021

10.59	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021

10.60		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016

10.61	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021

10.62	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019

10.63		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020

10.64		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021

21.1		Subsidiaries of the Company		10-K	21.1	8/24/2021

23.1		Consent of Grant Thornton LLP		10-K	23.1	8/24/2021

31.1		Certification of the Chief Executive Officer	X

31.2		Certification of the Chief Financial Officer	X

32.1		Certification of the Chief Executive Officer		10-K	32.1	8/24/2021

32.2		Certification of the Chief Financial Officer		10-K	32.2	8/24/2021

101	The following materials from our Annual Report on Form
10-K
		for the year ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020, (ii) the Consolidated Income Statements for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

104		Cover page Inline XBRL File (Included in Exhibit 101)	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is
000-26926.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 26, 2021

SCANSOURCE, INC.

By:	/s/ Michael L. Baur
Michael L. Baur
Chairman, Chief Executive Officer and President