Form 10-Q
period 2021-09-30
SCANSOURCE, INC.
filed 2021-11-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2021
Common Stock, no par value per share	25,531,069 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2021

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, supply chain challenges, the impact of the COVID-19 pandemic on the Company's operations and financial condition, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy, and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$55,491	$62,718
Accounts receivable, less allowance of $17,620 at September 30, 2021 and $19,341 at June 30, 2021	589,532	568,984
Inventories	493,541	470,081
Prepaid expenses and other current assets	117,849	117,860
Total current assets	1,256,413	1,219,643
Property and equipment, net	40,763	42,836
Goodwill	216,948	218,877
Identifiable intangible assets, net	99,496	104,860
Deferred income taxes	21,806	21,853
Other non-current assets	61,925	63,615
Total assets	$1,697,351	$1,671,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$602,229	$634,805
Accrued expenses and other current liabilities	72,362	87,790
Income taxes payable	9,039	2,501
Current portion of long-term debt	8,785	7,843
Total current liabilities	692,415	732,939
Deferred income taxes	3,846	3,954
Long-term debt, net of current portion	132,171	135,331
Borrowings under revolving credit facility	56,400	—
Other long-term liabilities	66,425	68,269
Total liabilities	951,257	940,493
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,528,551 and 25,499,465 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	74,817	71,253
Retained earnings	780,144	758,071
Accumulated other comprehensive loss	(108,867)	(98,133)
Total shareholders’ equity	746,094	731,191
Total liabilities and shareholders’ equity	$1,697,351	$1,671,684

June 30, 2021 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2021	2020
Net sales	$857,311	$757,342
Cost of goods sold	756,011	676,563
Gross profit	101,300	80,779
Selling, general and administrative expenses	63,582	62,112
Depreciation expense	2,880	3,396
Intangible amortization expense	4,510	4,853
Restructuring and other charges	—	8,268
Change in fair value of contingent consideration	—	516
Operating income	30,328	1,634
Interest expense	1,660	1,913
Interest income	(1,026)	(481)
Other expense, net	263	364
Income before income taxes	29,431	(162)
Provision for income taxes	7,358	(47)
Net income (loss) from continuing operations	22,073	(115)
Net loss from discontinued operations	—	(11,704)
Net income (loss)	$22,073	$(11,819)
Per share data:

Net income (loss) from continuing operations per common share, basic	$0.87	$(0.01)
Net loss from discontinued operations per common share, basic	—	(0.46)
Net income (loss) per common share, basic	$0.87	$(0.47)
Weighted-average shares outstanding, basic	25,512	25,361

Net income (loss) from continuing operations per common share, diluted	$0.86	$(0.01)
Net loss from discontinued operations per common share, diluted	—	(0.46)
Net income (loss) per common share, diluted	$0.86	$(0.47)
Weighted-average shares outstanding, diluted	25,696	25,361

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2021	2020
Net income (loss)	$22,073	$(11,819)
Unrealized gain on hedged transaction, net of tax	413	109
Foreign currency translation adjustment	(11,147)	3,511
Comprehensive income (loss)	$11,339	$(8,199)

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	25,499,465	$71,253	$758,071	$(98,133)	$731,191
Net income	—	—	22,073	—	22,073
Unrealized gain on hedged transaction, net of tax	—	—	—	413	413
Foreign currency translation adjustment	—	—	—	(11,147)	(11,147)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	29,086	994	—	—	994
Share-based compensation	—	2,570	—	—	2,570
Balance at September 30, 2021	25,528,551	$74,817	$780,144	$(108,867)	$746,094

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$22,073	$(11,819)
Net loss from discontinued operations	—	(11,704)
Net income (loss) from continuing operations	22,073	(115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	7,650	8,710
Amortization of debt issue costs	104	104
Provision for doubtful accounts	(1,027)	(8)
Share-based compensation	2,570	1,168
Deferred income taxes	(183)	139
Change in fair value of contingent consideration	—	516
Finance lease interest	17	37
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,714)	(68,726)
Inventories	(25,879)	31,155
Prepaid expenses and other assets	(1,174)	2,369
Other non-current assets	691	(274)
Accounts payable	(26,962)	92,419
Accrued expenses and other liabilities	(14,683)	7,827
Income taxes payable	6,558	(4,096)
Net cash (used in) provided by operating activities of continuing operations	(56,959)	71,225
Cash flows from investing activities of continuing operations:
Capital expenditures	(1,090)	(748)
Net cash used in investing activities of continuing operations	(1,090)	(748)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	526,637	477,381
Repayments on revolving credit, net of expenses	(470,237)	(545,095)
Borrowings on long-term debt, net	(2,218)	(2,214)
Repayments of finance lease obligations	(316)	(327)
Exercise of stock options	994	—
Net cash provided by (used in) financing activities of continuing operations	54,860	(70,255)

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued
(In thousands)

Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	—	31,853
Net cash flows used in by investing activities of discontinued operations	—	(36)
Net cash flows used in financing activities of discontinued operations	—	(9,488)
Net cash flows provided by discontinued operations	—	22,329
Effect of exchange rate changes on cash and cash equivalents	(4,038)	(1,439)
(Decrease) increase in cash and cash equivalents	(7,227)	21,112
Cash and cash equivalents at beginning of period	62,718	34,455
Cash and cash equivalents at end of period	55,491	55,567
Cash and cash equivalents of discontinued operations	—	5,678
Cash and cash equivalents of continuing operations	$55,491	$49,889

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor accelerating growth for partners across hardware, software, connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. During the quarter ended December 31, 2020, the Company completed the divestitures of its products distribution business in the UK, Europe and Latin America, outside of Brazil. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on product and customer type.

Segment Changes

During the quarter ended September 30, 2021, the Company renamed its operating segments to Specialty Technology Solutions, formerly Worldwide Barcode, Networking & Security, and Modern Communications & Cloud, formerly Worldwide Communications & Services. The Company made changes to the segments to align technologies with its hybrid distribution strategy across hardware, software, connectivity and cloud. The Company moved some North American business with communications and collaboration solutions to the Modern Communications & Cloud segment. With this change, all of the Company's communications and collaboration business is in the Modern Communications & Cloud segment. This technology alignment better represents the operating and financial performance information provided to the Company's Chief Operating Decision Maker.

The Company has reclassified certain prior year amounts in the segment results to conform with current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 10 - Segment Information for descriptions of the Company's segments.

COVID-19

The spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The Company moved quickly to transition its employees, where possible, to a fully remote working environment. The Company also deployed teams to monitor the evolving situation and recommend risk mitigation actions. All of the Company's distribution facilities have remained open and operational throughout the pandemic.

The pandemic and these containment measures have had an impact on the Company's suppliers' businesses and sales partners' businesses. The negative impacts to net sales from the pandemic, including declines in customer demand and supply chain disruptions, began to recover throughout fiscal year 2021. While the Company is unable to predict the ultimate impact that COVID-19 will have on its business, certain technologies have benefited from the widespread adoption of work-from-home, as well as the accelerated shift to digitize and automate processes. The Company continues to incur higher employee related healthcare and prevention costs as a result of the pandemic. The Company has made adjustments, including implementing an annualized expense reduction plan in fiscal year 2021. For further discussion on the potential future impacts of COVID-19, see the Risk Factors presented in Part I, Item 1A in the Company's form 10-K for fiscal year 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2021 and June 30, 2021, the results of operations for the quarters ended September 30, 2021 and 2020, the statements of comprehensive income for the quarters ended September 30, 2021 and 2020, the statements of shareholders' equity for the quarters ended September 30, 2021 and 2020 and the statements of cash flows for the three months ended September 30, 2021 and 2020. The results of operations for the quarters ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the three months ended September 30, 2021 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $19.9 million and $14.3 million are included in accounts payable on the condensed consolidated balance sheets at September 30, 2021 and June 30, 2021, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.9 million for the quarter ended September 30, 2021 and $3.4 million for the quarter ended September 30, 2020. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.3 million for the quarter ended September 30, 2021 and $0.5 million for the quarter ended September 30, 2020. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.5 million for the quarter ended September 30, 2021 and $4.9 million for the quarter ended September 30, 2020.

Recent Accounting Pronouncements

The Company has reviewed newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

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

The changes in the allowance for doubtful accounts for the three months ended September 30, 2021 are set forth in the table below.

	June 30, 2021	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2021
	(in thousands)
Trade accounts and current notes receivable allowance	$19,341	$(1,027)	$(763)	$69	$17,620
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the three months ended September 30, 2021.

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

The Company is the agent for third-party service contracts, including product warranties and supplier-hosted software. These service contracts are sold separately from the products, and the Company often serves as the agent for the contract on behalf of the original equipment manufacturer. The Company's responsibility is to arrange for the provision of the specified service by the original equipment manufacturer, and the Company does not control the specified service before it is transferred to the customer. Because the Company acts as an agent, revenue is recognized net of cost at the time of sale. The Intelisys business operates under an agency model.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2021
		(in thousands)
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$501,711	$338,248	$839,959
Intelisys connectivity and cloud	—	17,352	17,352
	$501,711	$355,600	$857,311

	Quarter ended September 30, 2020
		(in thousands)
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$408,777	$333,308	$742,085
Intelisys connectivity and cloud	—	15,257	15,257
	$408,777	$348,565	$757,342

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$22,073	$(115)
Net loss from discontinued operations	—	(11,704)
Net income (loss)	$22,073	$(11,819)
Denominator:
Weighted-average shares, basic	25,512	25,361
Dilutive effect of share-based payments	184	—
Weighted-average shares, diluted	25,696	25,361

Net income from continuing operations per common share, basic	$0.87	$(0.01)
Net loss from discontinued operations per common share, basic	—	(0.46)
Net income (loss) per common share, basic	$0.87	$(0.47)

Net income (loss) from continuing operations per common share, diluted	$0.86	$(0.01)
Net loss from discontinued operations per common share, diluted	—	(0.46)
Net income (loss) per common share, diluted	$0.86	$(0.47)

For the quarters ended September 30, 2021 and September 30, 2020, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 590,557 and 1,063,840, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	September 30, 2021	June 30, 2021
	(in thousands)
Foreign currency translation adjustment	$(104,708)	$(93,561)
Unrealized loss on hedged transaction, net of tax	(4,159)	(4,572)
Accumulated other comprehensive loss	$(108,867)	$(98,133)

The tax effect of amounts in comprehensive loss (income) reflect a tax expense or (benefit) as follows:

	Quarter ended September 30,
	2021	2020
	(in thousands)
Tax expense (benefit)	$284	$184

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2021, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2021	$16,370	$202,507	$218,877
Foreign currency translation adjustment	—	(1,929)	(1,929)
Balance at September 30, 2021	$16,370	$200,578	$216,948

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2021.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2021	$104,860
Additions	—
Reductions	—
Amortization expense	(4,510)
Foreign currency translation adjustment	(854)
Balance at September 30, 2021	$99,496

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021
	(in thousands)
Current portion of long-term debt	$8,785	$7,843
Mississippi revenue bond, net of current portion	3,733	4,081
Senior secured term loan facility, net of current portion	128,438	131,250
Borrowings under revolving credit facility	56,400	—
Total debt	$197,356	$143,174

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

The spread in effect as of September 30, 2021 was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at September 30, 2021 was 0.20%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at September 30, 2021.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month period ended September 30, 2021 was $54.4 million. Including borrowings for both continuing and discontinued operations, the average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three months ended September 30, 2020 was $91.2 million. There was $293.6 million and $350.0 million available for additional borrowings as of September 30, 2021 and June 30, 2021, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2021 or June 30, 2021.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2021, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2021 and June 30, 2021 were 0.93% and 0.94%, respectively.

Debt Issuance Costs

At September 30, 2021, net debt issuance costs associated with the credit facility and bond totaled $1.1 million and are being amortized through the maturity date of each respective debt instrument.

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

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies and is exposed to market risk for changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and once these opportunities have been exhausted the Company uses currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, euro, British pound and Canadian dollar.

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $33.7 million and $27.9 million for the exchange of foreign currencies at September 30, 2021 and June 30, 2021, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2021 and 2020 are as follows:

	Quarter ended
	September 30,
	2021	2020
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(1,651)	$95
Net foreign currency transactional and re-measurement losses	2,136	343
Net foreign currency exchange losses	$485	$438

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2021 and 2020.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters ended September 30, 2021 and 2020, are as follows:

	Quarter ended
	September 30,
	2021	2020
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$580	$560
Unrealized loss in fair value of interest rate swap	(15)	(402)
Net increase in accumulated other comprehensive income	565	158
Income tax effect	152	49
Net increase in accumulated other comprehensive income, net of tax	$413	$109

The Company used the following derivative instruments at September 30, 2021 and June 30, 2021, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2021		June 30, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$5	$—	$—
Foreign currency hedge	Prepaid expenses and other current assets	$268	$—	$187	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$—	$—	$5
Interest rate swap agreement	Other long-term liabilities	$5,675	$—	$6,280	$—

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
•Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The assets and liabilities maintained by the Company that are required to be measured or disclosed at fair value on a recurring basis include the Company’s various debt instruments, deferred compensation plan investments, outstanding forward foreign currency exchange contracts, interest rate swap agreements and contingent consideration owed to the previous owners of Intelisys. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$29,883	$29,883	$—	$—
Forward foreign currency exchange contracts	5	—	5	—
Foreign currency hedge	268	—	268	—
Total assets at fair value	$30,156	$29,883	$273	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$29,883	$29,883	$—	$—
Interest rate swap agreement	5,675	—	5,675	—
Total liabilities at fair value	$35,558	$29,883	$5,675	$—

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2021:

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

Quarter ended September 30, 2020
Modern Communications & Cloud
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

Intelisys

The final earnout payment due to the former owners of Intelisys was paid in October 2020. The Company recognized $0.5 million in expense from the change in fair value of the contingent consideration in the Condensed Consolidated Income Statement for the quarter ended September 30, 2020. The change in fair value for the prior-year quarter is due to the recurring amortization of the unrecognized fair value discount.

(10) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on product and customer type.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment includes the Company’s business in automatic identification and data capture (“AIDC”), point of sale (“POS”), payments, security, and networking technologies. AIDC solutions include mobile computing, barcode scanners and imagers, radio frequency identification devices (“RFID”), barcode printing, and services. POS and payments solutions include POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals, and mobile payment devices. Security solutions include video surveillance and analytics, video management software, and access control. Networking solutions include switching, routing, and wireless products and software. The Company has business operations within this segment in the United States, Canada, and Brazil.

Modern Communications & Cloud Segment

The Modern Communications & Cloud segment includes the Company’s business in communications and collaboration, connectivity, and cloud services. Communications and collaboration solutions, delivered in the cloud, on-premise, or hybrid, include voice, video, integration of communication platforms, and contact center solutions. The Intelisys connectivity and cloud marketplace offers telecom, cable, Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Infrastructure as a Service (“IaaS”), Software-Defined Wide-Area Network (“SD-WAN”), and other cloud services.This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms. The Company has business operations within this segment in the United States, Canada, Brazil and the UK.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2021	2020
	(in thousands)
Sales:
Specialty Technology Solutions	$501,711	$408,777
Modern Communications & Cloud	355,600	348,565
	$857,311	$757,342
Depreciation and amortization:
Specialty Technology Solutions	$2,969	$3,545
Modern Communications & Cloud	3,962	4,370
Corporate	719	795
	$7,650	$8,710
Change in fair value of contingent consideration:
Modern Communications & Cloud	—	516
	$—	$516
Operating income:
Specialty Technology Solutions	$14,104	$1,684
Modern Communications & Cloud	16,307	8,716
Corporate(1)	(83)	(8,766)
	$30,328	$1,634
Capital expenditures:
Specialty Technology Solutions	$(117)	$(283)
Modern Communications & Cloud	(973)	(465)
	$(1,090)	$(748)
Sales by Geography Category:
United States and Canada	$771,642	$691,080
International	87,812	73,739
Less intercompany sales	(2,143)	(7,477)
	$857,311	$757,342

(1) For the quarter ended September 30, 2021, the amounts shown above include divestiture costs. For the quarter ended September 30, 2020, the amounts shown above include restructuring and divestiture costs.

	September 30, 2021	June 30, 2021
	(in thousands)
Assets:
Specialty Technology Solutions	$798,750	$775,704
Modern Communications & Cloud	876,893	868,752
Corporate	21,708	27,228
	$1,697,351	$1,671,684
Property and equipment, net by Geography Category:
United States and Canada	$37,549	$39,930
International	3,214	2,906
	$40,763	$42,836

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2024. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at September 30, 2021 and June 30, 2021.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at September 30, 2021 and June 30, 2021:

Operating leases	Balance Sheet location	September 30, 2021	June 30, 2021
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$18,242	$19,246
Current operating lease liabilities	Accrued expenses and other current liabilities	4,217	4,284
Long-term operating lease liabilities	Other long-term liabilities	15,589	16,550

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended September 30, 2021 and 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2021	2020
	(in thousands)
Operating lease cost	$1,243	$1,356
Variable lease cost	322	310
	$1,565	$1,666

Supplemental cash flow information related to the Company's operating leases for the quarter ended September 30, 2021 and 2020 are presented in the table below:

	Quarter ended
	September 30,
	2021	2020
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,294	$1,394
Right-of-use assets obtained in exchange for lease obligations	362	—

The weighted-average remaining lease term and discount rate at September 30, 2021 are presented in the table below:

September 30, 2021
Weighted-average remaining lease term	5.00 years
Weighted-average discount rate	4.07%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2021:

Operating leases
(in thousands)
2022	$3,842
2023	4,790
2024	4,284
2025	3,256
2026	2,721
Thereafter	3,269
Total future payments	22,162
Less: amounts representing interest	2,356
Present value of lease payments	$19,806
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.7 million and $4.0 million, at September 30, 2021 and June 30, 2021, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$16
Other non-current assets	$3,677	$3,998
Liabilities
Accrued expenses and other current liabilities	$14	$16
Other long-term liabilities	$3,677	$3,998

The decrease in pre-acquisition contingencies and corresponding indemnification receivables is due to a slight decrease in the foreign exchange rate of the Brazilian real against the US dollar.

(13) Restructuring

In July 2020, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. These actions are designed to better align the cost structure for the wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. The Company also initiated the closure of its Canpango business, its Salesforce implementation and consulting business. There had been limited adoption by the Company's partner community of the services Canpango offers. These actions include entering into severance and termination agreements with employees, legal fees to execute the reduction in force and costs associated with lease terminations.

The following table presents the restructuring and severance costs incurred for the quarters ended September 30, 2021 and 2020:

	Quarter ended September 30, 2021	Quarter ended September 30, 2020
	(in thousands)
Severance and benefit costs	$—	$8,111
Other	—	157
Total restructuring and other charges	$—	$8,268

For the quarter ended September 30, 2020, all restructuring costs were recognized in the Corporate reporting unit and were not allocated to the Modern Communications & Cloud or Specialty Technology Solutions segment.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the three months ended September 30, 2021:

Accrued Expenses
(in thousands)
Balance at June 30, 2021	$1,199
Charged to expense	—
Cash payments	(633)
Balance at September 30, 2021	$566

The remaining balance as of September 30, 2021 of $0.6 million, primarily related to Corporate, is expected to be paid through the third quarter of fiscal year 2022.

(14) Income Taxes

Income taxes for the quarters ended September 30, 2021 and 2020 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items recognized during the quarters ended September 30, 2021 and September 30, 2020.

The Company’s effective tax rate of 25.0% for the quarter ended September 30, 2021 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 29.0% for the quarter ended September 30, 2020.

As of the quarter ended September 30, 2021, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability related to federal, state and withholding tax related to undistributed earnings. There is no certainty to the timing of the distribution of such earnings to the U.S. in whole or in part.

The Company had approximately $1.1 million of total gross unrecognized tax benefits at September 30, 2021 and June 30, 2021. Of this total at September 30, 2021, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2021 and June 30, 2021, the Company had approximately $1.1 million accrued for interest and penalties.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before June 30, 2016.

(15) Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations ("Divestitures") as these businesses had been performing below management's expectations. The Company continues to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize the value-added model for product distribution, leading the Company to focus and invest in its higher-growth, higher-margin businesses. Results from the Divestitures were included within each reportable segment, which includes the Specialty Technology Solutions and Modern Communications & Cloud segments.

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the quarter ended September 30, 2020, the Company recorded an additional pre-tax loss on disposal group of $10.7 million. This additional loss was attributable primarily to a reduction in the net proceeds expected to be realized at closing for the Divestitures.

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK business on November 12, 2020. Total cash received for the sale of divestitures was $34.4 million.

Major components of net loss from discontinued operations for the quarter ended September 30, 2020 were as follows:

Quarter ended September 30, 2020
(in thousands)
Net sales	$145,049
Cost of goods sold	134,534
Gross profit	10,515
Selling, general and administrative expenses	10,913
Operating loss	(398)
Interest expense, net	125
Loss on disposal group	10,686
Other (income) expense, net	492
Loss from discontinued operations before taxes	(11,701)
Income tax expense	3
Net loss from discontinued operations	$(11,704)

There were no assets or liabilities classified as held-for-sale in the accompanying consolidated balance sheets at September 30, 2021 and June 30, 2021.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the three months ended September 30, 2020 were as follows:

Three months ended September 30, 2020
(in thousands)
Loss on disposal group	$10,686
Capital expenditures	(36)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor accelerating growth for partners across hardware, software, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration (UCaaS, CCaaS), telecom and cloud services to our 30,000-plus sales partners located in the United States, Canada, Brazil, the UK and Europe.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. During the quarter ended September 30, 2021, we renamed our operating segments and aligned technologies with our hybrid distribution growth strategy by moving some North American business with communications and collaborations solutions to the Modern Communications & Cloud segment. Our segments each operate in the United States, Canada, Brazil and the UK:

•Specialty Technology Solutions, formerly Worldwide Barcode, Networking & Security
•Modern Communications & Cloud, formerly Worldwide Communications & Services

We sell hardware, software, connectivity and cloud solutions and services through channel partners to end-customers. We operate distribution facilities that support our United States and Canada business in Mississippi, California, and Kentucky. Brazil distribution facilities are located in the Brazilian states of Parana, Espirito Santo and Santa Catarina. We provide some of our digital products, which include Software as a Service (“SaaS”) and subscriptions, through our digital tools and platforms.

Our key suppliers include 8x8, ACC Business, AT&T, Aruba/HPE, AudioCodes, Avaya, Axis, Barco, Bematech, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Hanwha, Honeywell, HID, Ingenico, Intrado, Jabra, LogMeIn, Lumen, March Networks, Masergy, Microsoft, Mitel, NCR, NICE inContact, Oracle, Palo Alto, Panasonic, Poly, RingCentral, Spectralink, Spectrum, Toshiba Global Commerce Solutions, Ubiquiti, Verifone, Verizon, Windstream, Zebra Technologies and Zoom.

Unless otherwise indicated, the amounts and analysis provided within Management's Discussion and Analysis of Financial Condition and Results of Operations pertain to our continuing operations only.

Impact of COVID-19 on our Business Environment

The spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies. We cannot predict the continued impact of the pandemic, including the impact of the proposed U.S. vaccine mandate, and the degree to which our business and results of operations may be affected.

Our top priority is protecting the health and safety of our employees. We have teams monitoring the evolving situation and recommending risk mitigation actions. All of our distribution facilities have remained open and operational throughout the pandemic. Our employees are committed to providing the high level of customer service our partners have grown to expect from us in order to achieve positive results.

In July 2020, we announced actions to address the business impacts of the COVID-19 pandemic and prepare for our next phase of growth. These actions included a $30 million annualized expense reduction plan. These actions were designed to better align the cost structure for our wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. As part of the plan, we have continued to invest in our higher growth agency business, Intelisys. Strong growth for the Intelisys business has continued, even with the COVID-19 pandemic.

Our Strategy

We rely on a channel sales model using a hybrid distribution strategy to offer hardware, software, connectivity and cloud from leading technology suppliers to sales partners that solve end customers' challenges. Through our digital tools and platforms, we offer customers SaaS and subscription services from leading technology suppliers. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services. We also offer the flexibility of on-premise, cloud and hybrid solutions.

As a trusted adviser to our sales partners, we provide more complete solutions through a better understanding of end-customer needs. We drive growth through enhancing our sales partners' capabilities to provide hardware, software, connectivity and cloud solutions. Our teams deliver value-added support programs and services, including education and training, network assessments, implementation, custom development and marketing to help our sales partners extend their capabilities, develop new technology practices or reach new end customers.

Our objective is to grow profitable sales in the technologies we offer and expand in higher margin and adjacent markets to help our sales partners offer more products and services and increase recurring revenue opportunities. As part of our strategic plan, we consider strategic acquisitions and alliances to enhance our technology offerings and service capabilities.

Results of Operations

Net Sales

The following tables summarize our net sales results by technology segment and by geographic location for the quarters ended September 30, 2021 and 2020:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2021	2020	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$501,711	$408,777	$92,934	22.7%	22.6%
Modern Communications & Cloud	355,600	348,565	7,035	2.0%	1.5%
Total net sales	$857,311	$757,342	$99,969	13.2%	12.9%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter ended September 30, 2021, net sales for the Specialty Technology Solutions segment increased $92.9 million, or 22.7%, compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales increased $92.5 million, or 22.6%, for the quarter ended September 30, 2021 compared to the prior-year quarter. The increase in net sales and adjusted net sales is primarily due to broad-based growth across our technologies in North America.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter ended September 30, 2021, net sales increased $7.0 million, or 2.0% compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales for the quarter ended September 30, 2021 increased $5.1 million, or 1.5% from the prior-year quarter. The increase in net sales and adjusted net sales reflects the shift to cloud and subscriptions. For the Intelisys business, first quarter 2022 net sales increased 13.7% year-over-year.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2021	2020	$ Change	% Change
	(in thousands)
United States and Canada	$769,499	$683,603	$85,896	12.6%	12.6%
International	87,812	73,739	14,073	19.1%	15.8%
Total net sales	$857,311	$757,342	$99,969	13.2%	12.9%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following tables summarize our gross profit for the quarters ended September 30, 2021 and 2020:

	Quarter ended September 30,				% of Net Sales September 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$45,694	$34,665	$11,029	31.8%	9.1%	8.5%
Modern Communications & Cloud	55,606	46,114	9,492	20.6%	15.6%	13.2%
Gross profit	$101,300	$80,779	$20,521	25.4%	11.8%	10.7%

Specialty Technology Solutions

Gross profit dollars and gross profit margin for the Specialty Technology Solutions segment increased for the quarter ended September 30, 2021, primarily from increased sales volume, a higher margin sales mix and higher vendor program recognition, respectively, compared to the prior-year quarter.

Modern Communications & Cloud

Gross profit dollars and gross profit margin increased for the Modern Communications & Cloud segment for the quarter ended September 30, 2021, primarily from a higher sales volume and higher margin sales mix, respectively, compared to the prior-year quarter.

Operating Expenses

The following tables summarize our operating expenses for the quarters ended September 30, 2021 and 2020:

	Quarter ended September 30,				% of Net Sales September 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Selling, general and administrative expenses	$63,582	$62,112	$1,470	2.4%	7.4%	8.2%
Depreciation expense	2,880	3,396	(516)	(15.2)%	0.3%	0.4%
Intangible amortization expense	4,510	4,853	(343)	(7.1)%	0.5%	0.6%
Restructuring and other charges	—	8,268	(8,268)	*nm	0.0%	1.1%
Change in fair value of contingent consideration	—	516	(516)	*nm	0.0%	0.1%
Operating expenses	$70,972	$79,145	$(8,173)	(10.3)%	8.3%	10.5%

*nm - percentages are not meaningful

Selling, general and administrative expenses ("SG&A") increased $1.5 million, or 2.4%, for the quarter ended September 30, 2021 compared to the prior-year quarter. The increase is attributable to higher employee costs, partially offset by lower bad debt expense.

Restructuring and other charges incurred of $8.3 million for the quarter ended September 30, 2020 primarily relate to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

For the quarter ended September 30, 2020, we recorded a $0.5 million expense from change in fair value of contingent consideration, all of which relates to Intelisys. The final Intelisys earnout payment was paid in October 2020.

Operating Income

The following tables summarize our operating income for the quarters ended September 30, 2021 and 2020:

	Quarter ended September 30,				% of Net Sales September 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$14,104	$1,684	$12,420	737.5%	2.8%	0.4%
Modern Communications & Cloud	16,307	8,716	7,591	87.1%	4.6%	2.5%
Corporate	(83)	(8,766)	8,683	nm*	nm*	nm*
Operating income	$30,328	$1,634	$28,694	1,756.1%	3.5%	0.2%

*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $12.4 million for the quarter ended September 30, 2021, compared to the prior-year quarter. Operating margin increased to 2.8% for the quarter ended September 30, 2021 compared to 0.4% for the quarter ended September 30, 2020. The increase in operating income and margin for the quarter is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $7.6 million for the quarter ended September 30, 2021, compared to the prior-year quarter. Operating margin increased to 4.6% for the quarter ended September 30, 2021, compared to 2.5% for the quarter ended September 30, 2020. The increase in operating income and operating margin for the quarter is primarily due to higher gross profits.

Corporate

Corporate incurred less than $0.1 million in divestiture expenses for the quarter ended September 30, 2021, compared to $8.8 million in restructuring and divestiture expenses for the quarter ended September 30, 2020.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the quarters ended September 30, 2021 and 2020:

	Quarter ended September 30,				% of Net Sales September 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$1,660	$1,913	$(253)	(13.2)%	0.2%	0.3%
Interest income	(1,026)	(481)	(545)	(113.3)%	(0.1)%	(0.1)%
Net foreign exchange losses (gains)	485	438	47	10.7%	0.1%	0.1%
Other, net	(222)	(74)	(148)	(200.0)%	(0.0)%	(0.0)%
Total other expense, net	$897	$1,796	$(899)	(50.1)%	0.1%	0.2%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter ended September 30, 2021, compared to the prior-year quarter principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the quarter ended September 30, 2021 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income increased for the quarter ended September 30, 2021, compared to the prior-year principally from higher interest earned on cash and cash equivalents in Brazil.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are primarily generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real and the Canadian dollar versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange losses.

Provision for Income Taxes

For the quarter ended September 30, 2021, income tax expense was $7.4 million reflecting an effective tax rate of 25.0%. In comparison, for the quarter ended September 30, 2020, income tax expense totaled less than $0.1 million, reflecting an effective tax rate of 29.0%. The decrease in the effective tax rate for the quarter is primarily due to an increase in forecasted tax exempt income. We expect the effective tax rate, excluding discrete items, for fiscal year 2022 to be approximately 24.5% to 25.5%. See Note 14 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP" or "GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income; non-GAAP pre-tax income; non-GAAP net income; non-GAAP EPS; adjusted earnings before interest expense, income taxes, depreciation, and amortization ("adjusted EBITDA"); return on invested capital ("ROIC"); and "constant currency." Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Adjusted EBITDA starts with net income and adds back interest expense, income tax expense, depreciation expense, amortization of intangible assets, changes in fair value of contingent considerations, and other non-GAAP adjustments. Effective with the first quarter of fiscal year 2022, non-cash share-based compensation expense is also added back in calculating adjusted EBITDA. Since adjusted EBITDA excludes some non-cash costs of investing in our business and people, we believe that adjusted EBITDA shows the profitability from our business operations more clearly.

We calculate ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended September 30, 2021 and 2020, respectively:

	Quarter ended September 30,
	2021	2020
Return on invested capital ratio, annualized (a)	17.5%	8.9%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2021	2020
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (loss) from continuing operations (GAAP)	$22,073	$(115)
Plus: Interest expense	1,660	1,913
Plus: Income taxes	7,358	(47)
Plus: Depreciation and amortization	7,650	8,710
EBITDA (non-GAAP)	38,741	10,461
Plus: Change in fair value of contingent consideration	—	516
Plus: Share-based compensation	2,570	1,168
Plus: Acquisition and divestiture costs (a)	83	498
Plus: Restructuring costs	—	8,268
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$41,394	$20,911

	Quarter ended September 30,
	2021	2020
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$731,191	$678,246
Equity – end of the quarter	746,094	671,227
Plus: Change in fair value of contingent consideration, net of tax	—	390
Plus: Share-based compensation, net	1,922	878
Plus: Acquisition and divestiture costs (a)	83	498
Plus: Restructuring, net	—	6,250
Plus: Discontinued operations net loss	—	11,704
Average equity	739,645	684,597
Average funded debt (b)	197,406	243,268
Invested capital (denominator for ROIC) (non-GAAP)	$937,051	$927,865
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

Net Sales by Segment:
	Quarter ended September 30,
	2021	2020	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$501,711	$408,777	$92,934	22.7%
Foreign exchange impact (a)	(467)	—
Non-GAAP net sales, constant currency	$501,244	$408,777	$92,467	22.6%

Modern Communications & Cloud:
Net sales, reported	$355,600	$348,565	$7,035	2.0%
Foreign exchange impact (a)	(1,970)	—
Non-GAAP net sales, constant currency	$353,630	$348,565	$5,065	1.5%

Consolidated:
Net sales, reported	$857,311	$757,342	$99,969	13.2%
Foreign exchange impact (a)	(2,437)	—
Non-GAAP net sales, constant currency	$854,874	$757,342	$97,532	12.9%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2021 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2020.

Net Sales by Geography:
	Quarter ended September 30,
	2021	2020	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$769,499	$683,603	$85,896	12.6%

International:
Net sales, reported	$87,812	$73,739	$14,073	19.1%
Foreign exchange impact (a)	(2,437)	—
Non-GAAP net sales, constant currency	$85,375	$73,739	$11,636	15.8%

Consolidated:
Net sales, reported	$857,311	$757,342	$99,969	13.2%
Foreign exchange impact (a)	(2,437)	—
Non-GAAP net sales, constant currency	$854,874	$757,342	$97,532	12.9%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2021 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2020.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2021	2020	$ Change	% Change	2021	2020
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$14,104	$1,684	$12,420	737.5%	2.8%	0.4%
Adjustments:
Amortization of intangible assets	1,531	1,610	(79)
Non-GAAP operating income	$15,635	$3,294	$12,341	374.7%	3.1%	0.8%

Modern Communications & Cloud:
GAAP operating income	$16,307	$8,716	$7,591	87.1%	4.6%	2.5%
Adjustments:
Amortization of intangible assets	2,979	3,243	(264)
Change in fair value of contingent consideration	—	516	(516)
Non-GAAP operating income	$19,286	$12,475	$6,811	54.6%	5.4%	3.6%

Corporate:
GAAP operating income	$(83)	$(8,766)	$8,683	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	83	498	(415)
Restructuring costs	—	8,268	(8,268)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$30,328	$1,634	$28,694	1,756.1%	3.5%	0.2%
Adjustments:
Amortization of intangible assets	4,510	4,853	(343)
Change in fair value of contingent consideration	—	516	(516)
Acquisition and divestiture costs	83	498	(415)
Restructuring costs	—	8,268	(8,268)
Non-GAAP operating income	$34,921	$15,769	$19,152	121.5%	4.1%	2.1%

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

	Quarter ended September 30, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$857,311	$—	$—	$—	$—	$857,311
Gross profit	101,300	—	—	—	—	101,300
Operating income	30,328	4,510	—	83	—	34,921
Other expense, net	897	—	—	—	—	897
Pre-tax income	29,431	4,510	—	83	—	34,024
Net income	22,073	3,394	—	83	—	25,550
Diluted EPS	$0.86	$0.13	$—	$—	$—	$0.99

	Quarter ended September 30, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$757,342	$—	$—	$—	$—	$757,342
Gross profit	80,779	—	—	—	—	80,779
Operating income	1,634	4,853	516	498	8,268	15,769
Other expense, net	1,796	—	—	—	—	1,796
Pre-tax income	(162)	4,853	516	498	8,268	13,973
Net income	(115)	3,675	390	498	6,250	10,698
Diluted EPS	$(0.01)	$0.14	$0.02	$0.02	$0.25	$0.42

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

Our cash and cash equivalents balance totaled $55.5 million at September 30, 2021, compared to $62.7 million at June 30, 2021, including $48.4 million and $52.1 million held outside of the United States at September 30, 2021 and June 30, 2021, respectively. Checks released but not yet cleared in the amounts of $19.9 million and $14.3 million are included in accounts payable at September 30, 2021 and June 30, 2021, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $77.3 million to $564.0 million at September 30, 2021 from $486.7 million at June 30, 2021, primarily from increases in accounts receivable and inventory and decreases in accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Three months ended
	September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$(56,959)	$71,225
Investing activities	(1,090)	(748)
Financing activities	54,860	(70,255)
Net cash used in operating activities was $57.0 million for the three months ended September 30, 2021, compared to $71.2 million provided by operating activities in the prior-year period. Cash used in operating activities for the three months ended September 30, 2021 is primarily attributable to increases in accounts receivable and inventory, and decreases in accounts payable. Cash provided by operating activities for the three months ended September 30, 2020 is primarily attributable to increased accounts payable and decreased inventory, partially offset by decreased accounts receivable.

The number of days sales outstanding ("DSO") was 62 days at September 30, 2021, compared to 60 days at June 30, 2021 and 61 days at September 30, 2020. Inventory turned 6.3 times during the quarter ended September 30, 2021, compared to 6.5 times for previous quarter ended June 30, 2021 and 6.2 times in the prior-year quarter ended September 30, 2020.

Cash used in investing activities for the three months ended September 30, 2021 was $1.1 million, compared to $0.7 million used in the prior-year period. Cash used in investing activities primarily represents capital expenditures in the three months ended September 30, 2021 and 2020.

Management expects capital expenditures for fiscal year 2022 to range from $5 million to $8 million, primarily for IT investments and facility improvements.

For the three months ended September 30, 2021, cash provided by financing activities totaled $54.9 million, compared to $70.3 million used in financing activities for the prior-year period. Cash provided by financing activities for the three months ended September 30, 2021 is primarily attributable to net borrowings on the revolving credit facility. For the three months ended September 30, 2020 cash used in financing activities was primarily for net repayments on the revolving credit facility.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2021. There was $56.4 million in outstanding borrowings on our revolving credit facility at September 30, 2021. There was no outstanding borrowings on our revolving credit facility at June 30, 2021.

The average daily balance for the revolving credit facility, excluding the term loan facility, was $54.4 million for the three month period ended September 30, 2021. Including borrowings for both continuing and discontinued operations, the average daily balance for the revolving credit facility, excluding the term loan facility, was $91.2 million for the three month period ended September 30, 2020. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2021 and June 30, 2021, respectively. There was $293.6 million and $350.0 million available for additional borrowings at September 30, 2021 and June 30, 2021, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At September 30, 2021, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $293.6 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of September 30, 2021, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. No material changes have occurred to our market risks since June 30, 2021.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at September 30, 2021. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at September 30, 2021. During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2021, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. There were no share repurchases during the quarter ended September 30, 2021.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	ScanSource, Inc. 2021 Board of Directors Compensation Program

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2021 and June 30, 2021; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters ended September 30, 2021 and 2020; (iv) the Condensed Consolidated Statements of Shareholder's Equity at September 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

/s/ MICHAEL L. BAUR
Michael L. Baur
Date:	November 9, 2021	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STEVE JONES
Steve Jones
Date:	November 9, 2021	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)