Form 10-Q
period 2021-12-31
SCANSOURCE, INC.
filed 2022-02-08
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2022
Common Stock, no par value per share	25,604,030 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2021

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: supply chain challenges, the impact of the COVID-19 pandemic on the Company's operations and financial condition, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy, and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$34,123	$62,718
Accounts receivable, less allowance of $17,393 at December 31, 2021 and $19,341 at June 30, 2021	613,186	568,984
Inventories	562,397	470,081
Prepaid expenses and other current assets	124,633	117,860
Total current assets	1,334,339	1,219,643
Property and equipment, net	39,239	42,836
Goodwill	216,755	218,877
Identifiable intangible assets, net	95,045	104,860
Deferred income taxes	21,668	21,853
Other non-current assets	63,824	63,615
Total assets	$1,770,870	$1,671,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$653,190	$634,805
Accrued expenses and other current liabilities	81,570	87,790
Income taxes payable	2,283	2,501
Current portion of long-term debt	9,723	7,843
Total current liabilities	746,766	732,939
Deferred income taxes	3,862	3,954
Long-term debt, net of current portion	129,358	135,331
Borrowings under revolving credit facility	57,785	—
Other long-term liabilities	64,574	68,269
Total liabilities	1,002,345	940,493
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,657,545 and 25,499,465 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	75,583	71,253
Retained earnings	803,396	758,071
Accumulated other comprehensive loss	(110,454)	(98,133)
Total shareholders’ equity	768,525	731,191
Total liabilities and shareholders’ equity	$1,770,870	$1,671,684

June 30, 2021 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$864,351	$810,897	$1,721,662	$1,568,238
Cost of goods sold	756,426	724,854	1,512,437	1,401,415
Gross profit	107,925	86,043	209,225	166,823
Selling, general and administrative expenses	69,433	60,470	133,016	122,580
Depreciation expense	2,547	3,097	5,427	6,494
Intangible amortization expense	4,447	4,862	8,956	9,716
Restructuring and other charges	—	484	—	8,753
Change in fair value of contingent consideration	—	—	—	516
Operating income	31,498	17,130	61,826	18,764
Interest expense	1,493	1,796	3,153	3,709
Interest income	(947)	(531)	(1,973)	(1,011)
Other expense, net	543	121	807	484
Income before income taxes	30,409	15,744	59,839	15,582
Provision for income taxes	7,257	4,683	14,614	4,636
Net income from continuing operations	23,152	11,061	45,225	10,946
Net income (loss) from discontinued operations	100	(25,255)	100	(36,959)
Net income (loss)	$23,252	$(14,194)	$45,325	$(26,013)

Per share data:
Net income from continuing operations per common share, basic	$0.91	$0.44	$1.77	$0.43
Net loss from discontinued operations per common share, basic	—	(1.00)	$—	$(1.46)
Net income (loss) per common share, basic	$0.91	$(0.56)	$1.77	$(1.03)
Weighted-average shares outstanding, basic	25,585	25,395	25,549	25,378

Net income from continuing operations per common share, diluted	$0.89	$0.43	$1.75	$0.43
Net loss from discontinued operations per common share, diluted	—	(0.99)	$—	$(1.45)
Net income (loss) per common share, diluted	$0.90	$(0.56)	$1.76	(1.02)
Weighted-average shares outstanding, diluted	25,895	25,475	25,806	25,458

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss)	$23,252	$(14,194)	$45,325	$(26,013)
Unrealized gain on hedged transaction, net of tax	1,172	519	1,585	628
Foreign currency translation adjustment	(2,759)	11,974	(13,906)	15,484
Realized foreign currency loss from discontinued operations	—	11,635	—	11,635
Comprehensive income	$21,665	$9,934	$33,004	$1,734

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	25,499,465	$71,253	$758,071	$(98,133)	$731,191
Net income	—	—	22,073	—	22,073
Unrealized gain on hedged transaction, net of tax	—	—	—	413	413
Foreign currency translation adjustment	—	—	—	(11,147)	(11,147)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	29,086	994	—	—	994
Share-based compensation	—	2,570	—	—	2,570
Balance at September 30, 2021	25,528,551	$74,817	$780,144	$(108,867)	$746,094
Net income	—	—	23,252	—	23,252
Unrealized gain on hedged transaction, net of tax	—	—	—	1,172	1,172
Foreign currency translation adjustment	—	—	—	(2,759)	(2,759)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	134,897	(2,513)	—	—	(2,513)
Common stock repurchased	(5,903)	(183)	—	—	(183)
Share-based compensation	—	3,462	—	—	3,462
Balance at December 31, 2021	25,657,545	$75,583	$803,396	$(110,454)	$768,525

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	25,361,298	$63,765	$747,276	$(132,795)	$678,246
Net loss	—	—	(11,819)	—	(11,819)
Unrealized gain on hedged transaction, net of tax	—	—	—	109	109
Foreign currency translation adjustment	—	—	—	3,511	3,511
Share-based compensation	—	1,180	—	—	1,180
Balance at September 30, 2020	25,361,298	$64,945	$735,457	$(129,175)	$671,227
Net loss	—	—	(14,194)	—	(14,194)
Unrealized gain on hedged transaction, net of tax	—	—	—	519	519
Foreign currency translation adjustment	—	—	—	11,974	11,974
Realized foreign currency translation loss from discontinued operations	—	—	—	11,635	11,635
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	90,342	(1,036)	—	—	(1,036)
Share-based compensation	—	2,015	—	—	2,015
Balance at December 31, 2020	25,451,640	$65,924	$721,263	$(105,048)	$682,139

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$45,325	$(26,013)
Net income (loss) from discontinued operations	100	(36,959)
Net income from continuing operations	45,225	10,946
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	14,879	17,059
Amortization of debt issue costs	209	209
Provision for doubtful accounts	921	(180)
Share-based compensation	6,032	3,174
Deferred income taxes	(109)	(694)
Change in fair value of contingent consideration	—	516
Contingent consideration payments excess	—	(5,457)
Finance lease interest	26	70
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(54,370)	(86,683)
Inventories	(95,531)	35,124
Prepaid expenses and other assets	(11,236)	2,256
Other non-current assets	(1,561)	1,328
Accounts payable	25,444	132,074
Accrued expenses and other liabilities	(5,130)	11,150
Income taxes payable	(177)	(5,218)
Net cash (used in) provided by operating activities of continuing operations	(75,378)	115,674
Cash flows from investing activities of continuing operations:
Capital expenditures	(2,645)	(1,454)
Proceeds from the sale of discontinued operations	3,125	34,356
Net cash provided by investing activities of continuing operations	480	32,902
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	1,115,161	959,848
Repayments on revolving credit, net of expenses	(1,057,376)	(1,022,561)
Repayments on long-term debt, net	(4,093)	(4,089)
Repayments of finance lease obligations	(624)	(652)
Contingent consideration payments	—	(41,393)
Exercise of stock options	1,114	—
Taxes paid on settlement of equity awards	(2,634)	(1,036)
Common stock repurchased	(183)	—
Net cash provided by (used in) financing activities of continuing operations	51,365	(109,883)

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued
(In thousands)

Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	—	21,704
Net cash flows used in by investing activities of discontinued operations	—	(58)
Net cash flows used in financing activities of discontinued operations	—	(29,494)
Net cash flows used in discontinued operations	—	(7,848)
Effect of exchange rate changes on cash and cash equivalents	(5,062)	1,887
(Decrease) increase in cash and cash equivalents	(28,595)	32,732
Cash and cash equivalents at beginning of period	62,718	34,455
Cash and cash equivalents at end of period	34,123	67,187
Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$34,123	$67,187

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, software, connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. During the quarter ended December 31, 2020, the Company completed the divestitures of its products distribution business in the UK, Europe and Latin America, outside of Brazil. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on product and customer type.

Segment Changes

During the quarter ended September 30, 2021, the Company made changes to the segments to align technologies with its hybrid distribution strategy across hardware, software, connectivity and cloud. The Company also renamed its operating segments to Specialty Technology Solutions and Modern Communications & Cloud. The Company moved some North American business with communications and collaboration solutions to the Modern Communications & Cloud segment. With this change, all of the Company's communications and collaboration business is in the Modern Communications & Cloud segment. This technology alignment better represents the operating and financial performance information provided to the Company's Chief Operating Decision Maker.

The Company has reclassified certain prior year amounts in the segment results to conform with current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 10 - Segment Information for descriptions of the Company's segments.

COVID-19

The spread of COVID-19 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The Company moved quickly to transition its employees, where possible, to a fully remote working environment. The Company also deployed teams to monitor the evolving situation and recommend risk mitigation actions. All of the Company's distribution facilities have remained open and operational throughout the pandemic.

The pandemic and containment measures have had an impact on the Company's suppliers' businesses and sales partners' businesses. The negative impacts to net sales from the pandemic, including declines in customer demand and supply chain disruptions, began to recover throughout fiscal year 2021. While the Company is unable to predict the ultimate impact that COVID-19 will have on its business, certain technologies have benefited from the widespread adoption of work-from-home, as well as the accelerated shift to digitize and automate processes. The Company continues to incur higher employee related healthcare and prevention costs as a result of the pandemic. For further discussion on the potential future impacts of COVID-19, see the Risk Factors presented in Part I, Item 1A in the Company's form 10-K for fiscal year 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2021 and June 30, 2021, the results of operations for the quarters and six months ended December 31, 2021 and 2020, the statements of comprehensive income for the quarters and six months ended December 31, 2021 and 2020, the statements of shareholders' equity for the quarters and six months ended December 31, 2021 and 2020 and the statements of cash flows for the six months ended December 31, 2021 and 2020. The results of operations for the quarters and six months ended December 31, 2021 and 2020 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2021 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $18.5 million and $14.3 million are included in accounts payable on the condensed consolidated balance sheets at December 31, 2021 and June 30, 2021, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.5 million and $5.4 million for the quarter and six months ended December 31, 2021 and $3.1 million and $6.5 million for the quarter and six months ended December 31, 2020. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.2 million and $0.5 million for the quarter and six months ended December 31, 2021 and $0.4 million and $0.9 million for the quarter and six months ended December 31, 2020. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.4 million and $9.0 million for the quarter and six months ended December 31, 2021 and $4.9 million and $9.7 million for the quarter and six months ended December 31, 2020.

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

The changes in the allowance for doubtful accounts for the six months ended December 31, 2021 are set forth in the table below.

	June 30, 2021	Amounts Charged to Expense	Write-offs	Other (1)	December 31, 2021
	(in thousands)
Trade accounts and current notes receivable allowance	$19,341	$921	$(1,340)	$(1,529)	$17,393
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the six months ended December 31, 2021.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$496,920	$348,893	$845,813
Intelisys connectivity and cloud	—	18,538	18,538
	$496,920	$367,431	$864,351

	Six months ended December 31, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$998,630	$687,142	$1,685,772
Intelisys connectivity and cloud	—	35,890	35,890
	$998,630	$723,032	$1,721,662

	Quarter ended December 31, 2020
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$455,248	$339,404	$794,652
Intelisys connectivity and cloud	—	16,245	16,245
	$455,248	$355,649	$810,897

	Six months ended December 31, 2020
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$864,026	$672,709	$1,536,735
Intelisys connectivity and cloud	—	31,503	31,503
	$864,026	$704,212	$1,568,238

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$23,152	$11,061	$45,225	$10,946
Net income (loss) from discontinued operations	100	(25,255)	100	(36,959)
Net income (loss)	$23,252	$(14,194)	$45,325	$(26,013)
Denominator:
Weighted-average shares, basic	25,585	25,395	25,549	25,378
Dilutive effect of share-based payments	310	80	257	80
Weighted-average shares, diluted	25,895	25,475	25,806	25,458

Net income from continuing operations per common share, basic	$0.91	$0.44	$1.77	$0.43
Net loss from discontinued operations per common share, basic	—	(1.00)	—	(1.46)
Net income (loss) per common share, basic	$0.91	$(0.56)	$1.77	$(1.03)

Net income from continuing operations per common share, diluted	$0.89	$0.43	$1.75	$0.43
Net loss from discontinued operations per common share, diluted	—	(0.99)	—	(1.45)
Net income (loss) per common share, diluted	$0.90	$(0.56)	$1.76	$(1.02)

For the quarters and six months ended December 31, 2021 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 359,366 and 1,149,352, respectively. For the quarters and six months ended December 31, 2020, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,400,999 and 1,191,985, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	December 31, 2021	June 30, 2021
	(in thousands)
Foreign currency translation adjustment	$(107,467)	$(93,561)
Unrealized loss on hedged transaction, net of tax	(2,987)	(4,572)
Accumulated other comprehensive loss	$(110,454)	$(98,133)

The tax effect of amounts in comprehensive loss (income) reflect a tax expense or (benefit) as follows:

	Quarter ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
	(in thousands)
Tax expense (benefit)	$517	$(94)	$800	$260

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2021, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2021	$16,370	$202,507	$218,877
Foreign currency translation adjustment	—	(2,122)	(2,122)
Balance at December 31, 2021	$16,370	$200,385	$216,755

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2021.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2021	$104,860
Reductions	—
Amortization expense	(8,956)
Foreign currency translation adjustment	(859)
Balance at December 31, 2021	$95,045

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at December 31, 2021 and June 30, 2021.

	December 31, 2021	June 30, 2021
	(in thousands)
Current portion of long-term debt	$9,723	$7,843
Mississippi revenue bond, net of current portion	3,733	4,081
Senior secured term loan facility, net of current portion	125,625	131,250
Borrowings under revolving credit facility	57,785	—
Total debt	$196,866	$143,174

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On April 30, 2019, the Company amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.1 million in connection with the amendments to the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

At the Company's option, U.S. dollar loans under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over LIBOR or the alternate base rate depending upon the Company's net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash ("Credit Facility Net Debt") to trailing four-quarter adjusted earnings before interest expense, taxes, depreciation and amortization ("Credit Facility EBITDA") (the "Leverage Ratio"). This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. Additionally, the Company is charged commitment fees ranging from 0.15% to 0.30%, depending upon the Leverage Ratio, on non-utilized borrowing availability, excluding swingline loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR for U.S. dollar loans, subject to agreement between the Company and the administrative agent. On December 23, 2021, the Company amended its credit facility to replace LIBOR as the benchmark rate for non-U.S. dollar loans, among other things.

During the six months ended December 31, 2021, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of December 31, 2021 was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at December 31, 2021 was 0.20%. The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at December 31, 2021.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month period ended December 31, 2021 was $57.1 million. Including borrowings for both continuing and discontinued operations, the average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six months ended December 31, 2020 was $70.4 million. There was $292.2 million and $350.0 million available for additional borrowings as of December 31, 2021 and June 30, 2021, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2021 or June 30, 2021.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2021, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2021 and June 30, 2021 were 0.95% and 0.94%, respectively.

Debt Issuance Costs

At December 31, 2021, net debt issuance costs associated with the credit facility and bond totaled $1.0 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $30.6 million and $27.9 million for the exchange of foreign currencies at December 31, 2021 and June 30, 2021, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2021 and 2020 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(523)	$1,818	$(2,175)	$1,913
Net foreign currency transactional and re-measurement (gains) losses	1,003	(1,437)	3,141	(1,094)
Net foreign currency exchange losses	$480	$381	$966	$819

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended December 31, 2021 and 2020.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended December 31, 2021 and 2020, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$579	$565	$1,157	$1,125
Unrealized gain (loss) in fair value of interest rate swap	999	135	983	(268)
Net increase in accumulated other comprehensive income	1,578	700	2,140	857
Income tax effect	406	181	555	229
Net increase in accumulated other comprehensive income, net of tax	$1,172	$519	$1,585	$628

The Company used the following derivative instruments at December 31, 2021 and June 30, 2021, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2021		June 30, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign currency hedge	Prepaid expenses and other current assets	$—	$—	$187	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$55	$—	$5
Foreign currency hedge	Accrued expenses and other current liabilities	$283	$—	$—	$—
Interest rate swap agreement	Other long-term liabilities	$4,054	$—	$6,280	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,333	$31,333	$—	$—
Total assets at fair value	$31,333	$31,333	$—	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,333	$31,333	$—	$—
Forward foreign currency exchange contracts	55	—	55	—
Foreign currency hedge	283	—	283	—
Interest rate swap agreement	4,054	—	4,054	—
Total liabilities at fair value	$35,725	$31,333	$4,392	$—

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

	Quarter ended December 31, 2020	Six months ended December 31, 2020
	Modern Communications & Cloud
	(in thousands)
Fair value at beginning of period	$46,850	$46,334
Payments	(46,850)	(46,850)
Change in fair value of contingent consideration	—	516
Fair value at end of period	$—	$—

The fair values of amounts owed are recorded in current portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. In accordance with ASC 805, the Company revalued the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments was based on several factors, including:

•estimated future results, net of pro forma adjustments set forth in the purchase agreements;
•the probability of achieving these results; and
•a discount rate reflective of the Company’s creditworthiness and market risk premium associated with the United States markets.

The final earnout payment due to the former owners of Intelisys was paid in October 2020. The company recognized $0.5 million in expense from the change in fair value of the contingent consideration in the Condensed Consolidated Income Statement for the six months ended December 31, 2020. The change in fair value was due to the recurring amortization of the unrecognized fair value discount.

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

Modern Communications & Cloud Segment

The Modern Communications & Cloud segment includes the Company’s business in communications and collaboration, connectivity, and cloud services. Communications and collaboration solutions, delivered in the cloud, on-premise, or hybrid, include voice, video, integration of communication platforms, and contact center solutions. The Intelisys connectivity and cloud marketplace offers telecom, cable, Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Infrastructure as a Service (“IaaS”), Software-Defined Wide-Area Network (“SD-WAN”), and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms. The Company has business operations within this segment in the United States, Canada, Brazil and the UK.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands)
Sales:
Specialty Technology Solutions	$496,920	$455,248	$998,630	$864,026
Modern Communications & Cloud	367,431	355,649	723,032	704,212
	$864,351	$810,897	$1,721,662	$1,568,238
Depreciation and amortization:
Specialty Technology Solutions	$2,897	$3,308	$5,867	$6,854
Modern Communications & Cloud	3,613	4,246	7,574	8,616
Corporate	719	794	1,438	1,589
	$7,229	$8,348	$14,879	$17,059
Change in fair value of contingent consideration:
Modern Communications & Cloud	—	—	—	516
	$—	$—	$—	$516
Operating income (loss):
Specialty Technology Solutions	$16,551	$7,161	$30,655	$8,845
Modern Communications & Cloud	14,894	11,813	31,201	20,529
Corporate(1)	53	(1,844)	(30)	(10,610)
	$31,498	$17,130	$61,826	$18,764
Capital expenditures:
Specialty Technology Solutions	$(318)	$(281)	$(435)	$(564)
Modern Communications & Cloud	(1,236)	(425)	(2,210)	(890)
	$(1,554)	$(706)	$(2,645)	$(1,454)
Sales by Geography Category:
United States and Canada	$774,573	$723,522	$1,546,215	$1,414,603
International	90,419	90,893	178,231	164,631
Less intercompany sales	(641)	(3,518)	(2,784)	(10,996)
	$864,351	$810,897	$1,721,662	$1,568,238

(1) For the quarter and six months ended December 31, 2021, the amounts shown above include divestiture costs. For the quarter and six months ended December 31, 2020, the amounts shown above include restructuring and divestiture costs.

	December 31, 2021	June 30, 2021
	(in thousands)
Assets:
Specialty Technology Solutions	$867,909	$775,704
Modern Communications & Cloud	892,086	868,752
Corporate	10,875	27,228
	$1,770,870	$1,671,684
Property and equipment, net by Geography Category:
United States and Canada	$35,480	$39,930
International	3,759	2,906
	$39,239	$42,836

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2024. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at December 31, 2021 and June 30, 2021.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at December 31, 2021 and June 30, 2021:

		December 31, 2021	June 30, 2021
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$18,649	$19,246
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,448	$4,284
Long-term operating lease liabilities	Other long-term liabilities	$15,659	$16,550

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and six months ended December 31, 2021 and 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$1,268	$1,332	$2,512	$2,687
Variable lease cost	328	273	650	583
	$1,596	$1,605	$3,162	$3,270

Supplemental cash flow information related to the Company's operating leases for the six months ended December 31, 2021 and 2020 are presented in the table below:

	Six months ended
	December 31,
	2021	2020
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,652	$2,602
Right-of-use assets obtained in exchange for lease obligations	1,782	—

The weighted-average remaining lease term and discount rate at December 31, 2021 are presented in the table below:

December 31, 2021
Weighted-average remaining lease term	4.80 years
Weighted-average discount rate	4.01%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2021:

Operating leases
(in thousands)
2022	$2,708
2023	5,094
2024	4,592
2025	3,563
2026	3,029
Thereafter	3,346
Total future payments	22,332
Less: amounts representing interest	2,225
Present value of lease payments	$20,107
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.7 million and $4.0 million, at December 31, 2021 and June 30, 2021, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$16
Other non-current assets	$3,584	$3,998
Liabilities
Accrued expenses and other current liabilities	$14	$16
Other long-term liabilities	$3,584	$3,998

The decrease in pre-acquisition contingencies and corresponding indemnification receivables is due to a slight decrease in the foreign exchange rate of the Brazilian real against the US dollar.

(13) Restructuring

In July 2020, as part of a strategic review of its organizational structure and operations, the Company announced a global cost reduction and restructuring program. These actions were designed to better align the cost structure for the wholesale distribution business with lower sales volumes as a result of the COVID-19 pandemic. The Company also initiated the closure of its Canpango business, its Salesforce implementation and consulting business. There had been limited adoption by the Company's partner community of the services Canpango offers. These actions include entering into severance and termination agreements with employees, legal fees to execute the reduction in force and costs associated with lease terminations.

There were no restructuring or severance costs incurred during the quarter and six months ended December 31, 2021. The following table presents the restructuring and severance costs incurred for the quarter and six months ended December 31, 2020:

	Quarter ended December 31, 2020	Six months ended December 31, 2020
	(in thousands)
Severance and benefit costs	$374	$8,499
Other	110	254
Total restructuring and other charges	$484	$8,753

All restructuring costs were recognized in the Corporate reporting unit and were not allocated to the Specialty Technology Solutions or Modern Communications & Cloud segments.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the six months ended December 31, 2021:

Accrued Expenses
(in thousands)
Balance at June 30, 2021	$1,199
Charged to expense	—
Cash payments	(943)
Balance at December 31, 2021	$256

The remaining balance as of December 31, 2021 of $0.3 million, primarily related to Corporate, is expected to be paid through the third quarter of fiscal year 2022.

(14) Income Taxes

Income taxes for the quarters and six months ended December 31, 2021 and 2020 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarters and six months ended December 31, 2021, a discrete net tax benefit of $0.9 million was recorded, which is attributable to excess tax benefits on stock compensation and a notional interest deduction on the net equity of the Company's Brazilian subsidiary.

The Company’s effective tax rate of 23.9% and 24.4% for the quarter and six months ended December 31, 2021, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 29.7% and 29.8% for the quarter and six months ended December 31, 2020, respectively.

As of the quarter ended December 31, 2021, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability related to federal, state and withholding tax related to undistributed earnings. During the quarter ended December 31, 2021, foreign subsidiaries repatriated cash of $17.4 million to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million and $1.1 million of total gross unrecognized tax benefits at December 31, 2021 and June 30, 2021, respectively. Of this total at December 31, 2021, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2021 and June 30, 2021, the Company had approximately $1.1 million accrued for interest and penalties.

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

(15) Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations ("Divestitures") as these businesses were performing below management's expectations. The Company continues to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize the value-added model for product distribution, leading the Company to focus and invest in its higher-growth, higher-margin businesses. Results from the Divestitures were included within each reportable segment, which includes the Specialty Technology Solutions and Modern Communications & Cloud segments.

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the quarter ended September 30, 2020, the Company recorded an additional pre-tax loss on disposal group of $10.7 million. This additional loss was attributable primarily to a reduction in the net proceeds expected to be realized at closing for the Divestitures. During the quarter ended December 31, 2021, the Company received the second and final payment for its businesses in Latin America, outside of Brazil, related to working capital adjustments and in accordance with the Share Purchase Agreement between Intcomex and the Company. The receipt of payment resulted in a gain on disposal group of $0.1 million.

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK business on November 12, 2020. During the quarter ended December 31, 2021, the Company received a final $3.1 million cash payment for the sale of the Latin America business. Total cash received for the sale of divestitures was $37.5 million.

Major components of net (income) loss from discontinued operations for the quarters and six months ended December 31, 2021 and 2020 were as follows:

	Quarter ended December 31, 2021	Quarter ended December 31, 2020	Six months ended December 31, 2021	Six months ended December 31, 2020
	(in thousands)
Net sales	$—	$68,323	$—	$213,373
Cost of goods sold	—	63,977	—	198,512
Gross profit	—	4,346	—	14,861
Selling, general and administrative expenses	—	6,378	—	17,291
Operating loss	—	(2,032)	—	(2,430)
Interest expense, net	—	269	—	394
(Gain) loss on disposal group	(100)	23,122	(100)	33,808
Other (income) expense, net	—	(181)	—	310
Income (loss) from discontinued operations before taxes	100	(25,242)	100	(36,942)
Income tax expense	—	13	—	17
Net income (loss) from discontinued operations	$100	$(25,255)	$100	$(36,959)

There were no assets or liabilities classified as held-for-sale in the accompanying consolidated balance sheets at December 31, 2021 and June 30, 2021.

There were no significant non-cash items in the cash flows from discontinued operations for the six months ended December 31, 2021. Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the six months ended December 31, 2020 were as follows:

Six months ended December 31, 2020
(in thousands)
Loss on disposal group	$33,808
Capital expenditures	$(58)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, software, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration (UCaaS, CCaaS), telecom and cloud services to our more than 30,000 sales partners located in the United States, Canada, Brazil, the UK and Europe.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. During the quarter ended September 30, 2021, we aligned technologies with our hybrid distribution growth strategy and renamed our operating segments. With this change, we moved some North American business with communications and collaborations solutions to the Modern Communications & Cloud segment. Our segments operate in the United States, Canada, Brazil and the UK:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, software, connectivity and cloud solutions and services through channel partners to end-customers. We operate distribution facilities that support our United States and Canada business in Mississippi, California, and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include Software as a Service (“SaaS”) and subscriptions, through our digital tools and platforms.

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

Impact of COVID-19 on our Business Environment

The spread of COVID-19 since December 2019 has resulted in the implementation of numerous measures to contain the virus worldwide, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and limitations of in-person gatherings. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including labor shortages and heightened supply chain challenges, along with an increase in e-commerce. More scheduled deals in this quarter pushed out as a result of the supply constrained environment. We cannot predict the continued impact of the pandemic, including the impact of the proposed U.S. vaccine mandate, and the degree to which our business and results of operations may be affected.

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

Our Strategy

We rely on a channel sales model using a hybrid distribution strategy to offer hardware, software, connectivity and cloud from leading technology suppliers to sales partners that solve end customers' challenges. ScanSource enables sales partners to deliver solutions for their customers to address changing end-customer buying and consumption patterns. Through our digital tools and platforms, we offer customers SaaS and subscription services from leading technology suppliers. While we do not manufacture products, we provide technology solutions and services from leading technology suppliers. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services, such as custom configuration, key injection, integration support, custom development and other services. We also offer the flexibility of on-premise, cloud and hybrid solutions.

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

Results of Operations

Net Sales

The following tables summarize our net sales results by technology segment and by geographic location for the quarters and six months ended December 31, 2021 and 2020:

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2021	2020	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$496,920	$455,248	$41,672	9.2%	9.4%
Modern Communications & Cloud	367,431	355,649	11,782	3.3%	3.9%
Total net sales	$864,351	$810,897	$53,454	6.6%	7.0%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2021	2020	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$998,630	$864,026	$134,604	15.6%	15.6%
Modern Communications & Cloud	723,032	704,212	18,820	2.7%	2.7%
Total net sales	$1,721,662	$1,568,238	$153,424	9.8%	9.8%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter and six months ended December 31, 2021, net sales for the Specialty Technology Solutions segment increased $41.7 million, or 9.2%, and $134.6 million, or 15.6%, respectively, compared to the prior-year periods. Excluding the foreign exchange negative impact, adjusted net sales increased $42.7 million, or 9.4%, for the quarter ended December 31, 2021 and $135.1 million, or 15.6% for the six months ended December 31, 2021 compared to the prior-year periods. The increase in net sales and adjusted net sales for the quarter and six months periods is primarily due to broad-based demand growth across our technologies in North America.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter ended December 31, 2021, net sales increased $11.8 million, or 3.3% compared to the prior-year quarter. Excluding the foreign exchange negative impact, adjusted net sales for the quarter ended December 31, 2021 increased $13.7 million, or 3.9%, from the prior-year quarter. The increase in net sales and adjusted net sales reflects the shift to cloud and subscriptions. For the Intelisys business, second quarter 2022 net sales increased 14.1% year-over-year.

For the six months ended December 31, 2021, net sales and adjusted net sales increased $18.8 million, or 2.7%, primarily from increases in sales volume in Brazil.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2021	2020	$ Change	% Change
	(in thousands)
United States and Canada	$773,932	$720,004	$53,928	7.5%	7.5%
International	90,419	90,893	(474)	(0.5)%	2.7%
Total net sales	$864,351	$810,897	$53,454	6.6%	7.0%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2021	2020	$ Change	% Change
	(in thousands)
United States and Canada	$1,543,431	$1,403,607	$139,824	10.0%	10.0%
International	178,231	164,631	13,600	8.3%	8.6%
Total net sales	$1,721,662	$1,568,238	$153,424	9.8%	9.8%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following tables summarize our gross profit for the quarters and six months ended December 31, 2021 and 2020:

	Quarter ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$52,048	$38,612	$13,436	34.8%	10.5%	8.5%
Modern Communications & Cloud	55,877	47,431	8,446	17.8%	15.2%	13.3%
Gross profit	$107,925	$86,043	$21,882	25.4%	12.5%	10.6%

	Six months ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$97,742	$73,277	$24,465	33.4%	9.8%	8.5%
Modern Communications & Cloud	111,483	93,546	17,937	19.2%	15.4%	13.3%
Gross profit	$209,225	$166,823	$42,402	25.4%	12.2%	10.6%

Specialty Technology Solutions

Gross profit dollars and gross profit margin for the Specialty Technology Solutions segment increased for the quarter and six months ended December 31, 2021, primarily from higher sales volume, sales mix and higher supplier sales incentives, compared to the prior-year periods.

Modern Communications & Cloud

Gross profit dollars and gross profit margin increased for the Modern Communications & Cloud segment for the quarter and six months ended December 31, 2021, primarily from higher sales volume and sales mix, compared to the prior-year periods.

Operating Expenses

The following tables summarize our operating expenses for the quarters and six months ended December 31, 2021 and 2020:

	Quarter ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Selling, general and administrative expenses	$69,433	$60,470	$8,963	14.8%	8.0%	7.5%
Depreciation expense	2,547	3,097	(550)	(17.8)%	0.3%	0.4%
Intangible amortization expense	4,447	4,862	(415)	(8.5)%	0.5%	0.6%
Restructuring and other charges	—	484	(484)	(100.0)%	0.0%	0.1%
Operating expenses	$76,427	$68,913	$7,514	10.9%	8.8%	8.5%

	Six months ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)

Selling, general and administrative expenses	$133,016	$122,580	$10,436	8.5%	7.7%	7.8%
Depreciation expense	5,427	6,494	(1,067)	(16.4)%	0.3%	0.4%
Intangible amortization expense	8,956	9,716	(760)	(7.8)%	0.5%	0.6%
Restructuring and other charges	—	8,753	(8,753)	(100.0)%	0.0%	0.6%
Change in fair value of contingent consideration	—	516	(516)	(100.0)%	0.0%	0.0%
Operating expenses	$147,399	$148,059	$(660)	(0.4)%	8.6%	9.4%

Selling, general and administrative expenses ("SG&A") increased $9.0 million and $10.4 million for the quarter and six months ended December 31, 2021, respectively, compared to the prior-year periods. The increase is attributable to higher employee costs and a charge to bad debt expense.

Restructuring and other charges incurred of $0.5 million and $8.8 million for the quarter and six months ended December 31, 2020, respectively, primarily relate to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

We recorded expense of $0.5 million for the change in fair value of contingent consideration for the six months ended December 31, 2020, all of which relates to Intelisys. The final Intelisys earnout payment was paid in October 2020.

Operating Income

The following tables summarize our operating income for the quarters and six months ended December 31, 2021 and 2020:

	Quarter ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$16,551	$7,161	$9,390	131.1%	3.3%	1.6%
Modern Communications & Cloud	14,894	11,813	3,081	26.1%	4.1%	3.3%
Corporate	53	(1,844)	1,897	nm*	nm*	nm*
Operating income	$31,498	$17,130	$14,368	83.9%	3.6%	2.1%

	Six months ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$30,655	$8,845	$21,810	246.6%	3.1%	1.0%
Modern Communications & Cloud	31,201	20,529	10,672	52.0%	4.3%	2.9%
Corporate	(30)	(10,610)	10,580	nm*	nm*	nm*
Operating income	$61,826	$18,764	$43,062	229.5%	3.6%	1.2%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $9.4 million and $21.8 million for the quarter and six months ended December 31, 2021, respectively, compared to the prior-year period. Operating margin increased to 3.3% and 3.1% for the quarter and six months ended December 31, 2021, respectively. The increase in operating income and margin for both the quarter and six month period is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $3.1 million and $10.7 million for the quarter and six months ended December 31, 2021, respectively, compared to the prior-year periods. Operating margin increased to 4.1% and 4.3% for the quarter and six months ended December 31, 2021, respectively. The increase in operating income and operating margin for the quarter and six months is primarily due to higher gross profits.

Corporate

Corporate recognized a less than $0.1 million gain against divestiture expense for the quarter ended December 31, 2021, compared to $1.4 million divestiture expense incurred in the prior-year quarter. Corporate also incurred $0.5 million in restructuring expense in the prior-year quarter.

Corporate incurred less than $0.1 million in divestiture expenses for the six months ended December 31, 2021, compared to $1.9 million and $8.8 million in restructuring and divestiture expenses, respectively, for the six months ended December 31, 2020.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the quarters and six months ended December 31, 2021 and 2020:

	Quarter ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$1,493	$1,796	$(303)	(16.9)%	0.2%	0.2%
Interest income	(947)	(531)	(416)	(78.3)%	(0.1)%	(0.1)%
Net foreign exchange losses	480	381	99	26.0%	0.1%	0.0%
Other, net	63	(260)	323	124.2%	0.0%	(0.0)%
Total other expense, net	$1,089	$1,386	$(297)	(21.4)%	0.1%	0.2%

	Six months ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$3,153	$3,709	$(556)	(15.0)%	0.2%	0.2%
Interest income	(1,973)	(1,011)	(962)	95.2%	(0.1)%	(0.1)%
Net foreign exchange losses	966	819	147	17.9%	0.1%	0.1%
Other, net	(159)	(335)	176	(52.5)%	(0.0)%	(0.0)%
Total other expense, net	$1,987	$3,182	$(1,195)	(37.6)%	0.1%	0.2%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and six months ended December 31, 2021 compared to the prior-year periods, principally from lower borrowing rates on our multi-currency revolving credit facility due to a more favorable leverage ratio achieved.

Interest income for the quarter and six months ended December 31, 2021 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents. Interest income increased for the quarter and six months ended December 31, 2021 compared to the prior-year periods, principally from higher interest earned on cash and cash equivalents in Brazil.

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

Provision for Income Taxes

For the quarter and six months ended December 31, 2021, income tax expense was $7.3 million and $14.6 million, respectively, reflecting an effective tax rate of 23.9% and 24.4%, respectively. In comparison, for the quarter and six months ended December 31, 2020, income tax expense totaled $4.7 million and $4.6 million, respectively, reflecting an effective tax rate of 29.7% and 29.8%, respectively. The decrease in the effective tax rate is primarily due to an increase in forecasted tax-exempt income and, for the quarter, the benefit from discrete items. We expect the effective tax rate, excluding discrete items, for fiscal year 2022 to be approximately 24.5% to 25.5%. See Note 14 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Adjusted EBITDA starts with net income and adds back interest expense, income tax expense, depreciation expense, amortization of intangible assets, changes in fair value of contingent considerations, and other non-GAAP adjustments. Effective with the first quarter of fiscal year 2022, non-cash share-based compensation expense is also added back in calculating adjusted EBITDA. Since adjusted EBITDA excludes some non-cash costs of investing in our business and people, we believe that adjusted EBITDA shows the profitability from our business operations more clearly. The presentation for adjusted EBITDA for all periods presented has been recast to reflect this change to enhance comparability between periods.

We calculate ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized ROIC for the quarters ended December 31, 2021 and 2020, respectively:

	Quarter ended December 31,
	2021	2020
Return on invested capital ratio, annualized (a)	17.6%	13.3%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2021	2020
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$23,152	$11,061
Plus: Interest expense	1,493	1,796
Plus: Income taxes	7,257	4,683
Plus: Depreciation and amortization	7,229	8,349
EBITDA (non-GAAP)	39,131	25,889
Plus: Share-based compensation	3,464	2,006
Plus: Acquisition and divestiture costs (a)	(53)	1,360
Plus: Restructuring costs	—	484
Adjusted EBITDA (numerator for ROIC) (non-GAAP)	$42,542	$29,739

	Quarter ended December 31,
	2021	2020
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$746,094	$671,227
Equity – end of the quarter	768,525	682,139
Plus: Share-based compensation, net	2,590	1,510
Plus: Acquisition and divestiture costs (a)	(53)	1,360
Plus: Restructuring, net	—	366
Plus: Discontinued operations net (income) loss	(100)	25,255
Average equity	758,528	690,929
Average funded debt (b)	200,708	198,620
Invested capital (denominator for ROIC) (non-GAAP)	$959,236	$889,549
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

Net Sales by Segment:
	Quarter ended December 31,
	2021	2020	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$496,920	$455,248	$41,672	9.2%
Foreign exchange impact (a)	1,011	—
Non-GAAP net sales, constant currency	$497,931	$455,248	$42,683	9.4%

Modern Communications & Cloud:
Net sales, reported	$367,431	$355,649	$11,782	3.3%
Foreign exchange impact (a)	1,961	—
Non-GAAP net sales, constant currency	$369,392	$355,649	$13,743	3.9%

Consolidated:
Net sales, reported	$864,351	$810,897	$53,454	6.6%
Foreign exchange impact (a)	2,972	—
Non-GAAP net sales, constant currency	$867,323	$810,897	$56,426	7.0%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2021 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2020.

Net Sales by Segment:
	Six months ended December 31,
	2021	2020	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$998,630	$864,026	$134,604	15.6%
Foreign exchange impact (a)	543	—
Non-GAAP net sales, constant currency	$999,173	$864,026	$135,147	15.6%

Modern Communications & Cloud
Net sales, reported	$723,032	$704,212	$18,820	2.7%
Foreign exchange impact (a)	(8)	—
Non-GAAP net sales, constant currency	$723,024	$704,212	$18,812	2.7%

Consolidated:
Net sales, reported	$1,721,662	$1,568,238	$153,424	9.8%
Foreign exchange impact (a)	535	—
Non-GAAP net sales, constant currency	$1,722,197	$1,568,238	$153,959	9.8%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2021 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2020.

Net Sales by Geography:
	Quarter ended December 31,
	2021	2020	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$773,932	$720,004	$53,928	7.5%

International:
Net sales, reported	$90,419	$90,893	$(474)	(0.5)%
Foreign exchange impact (a)	2,972	—
Non-GAAP net sales, constant currency	$93,391	$90,893	$2,498	2.7%

Consolidated:
Net sales, reported	$864,351	$810,897	$53,454	6.6%
Foreign exchange impact (a)	2,972	—
Non-GAAP net sales, constant currency	$867,323	$810,897	$56,426	7.0%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2021 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2020.

	Six months ended December 31,
	2021	2020	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,543,431	$1,403,607	$139,824	10.0%

International:
Net sales, reported	$178,231	$164,631	$13,600	8.3%
Foreign exchange impact (a)	535	—
Non-GAAP net sales, constant currency	$178,766	$164,631	$14,135	8.6%

Consolidated:
Net sales, reported	$1,721,662	$1,568,238	$153,424	9.8%
Foreign exchange impact (a)	535	—
Non-GAAP net sales, constant currency	$1,722,197	$1,568,238	$153,959	9.8%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2021 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2020.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$16,551	$7,161	$9,390	131.1%	3.3%	1.6%
Adjustments:
Amortization of intangible assets	1,491	1,610	(119)
Non-GAAP operating income	$18,042	$8,771	$9,271	105.7%	3.6%	1.9%

Modern Communications & Cloud:
GAAP operating income	$14,894	$11,813	$3,081	26.1%	4.1%	3.3%
Adjustments:
Amortization of intangible assets	2,956	3,252	(296)
Non-GAAP operating income	$17,850	$15,065	$2,785	18.5%	4.9%	4.2%

Corporate:
GAAP operating income (loss)	$53	$(1,844)	$1,897	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	(53)	1,360	(1,413)
Restructuring costs	—	484	(484)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$31,498	$17,130	$14,368	83.9%	3.6%	2.1%
Adjustments:
Amortization of intangible assets	4,447	4,862	(415)
Acquisition and divestiture costs	(53)	1,360	(1,413)
Restructuring costs	—	484	(484)
Non-GAAP operating income	$35,892	$23,836	$12,056	50.6%	4.2%	2.9%

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2021	2020	$ Change	% Change	2021	2020
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$30,655	$8,845	$21,810	246.6%	3.1%	1.0%
Adjustments:
Amortization of intangible assets	3,023	3,220	(197)
Non-GAAP operating income	$33,678	$12,065	$21,613	179.1%	3.4%	1.4%

Modern Communications & Cloud:
GAAP operating income	$31,201	$20,529	$10,672	52.0%	4.3%	2.9%
Adjustments:
Amortization of intangible assets	5,933	6,496	(563)
Change in fair value of contingent consideration	—	516	(516)
Non-GAAP operating income	$37,134	$27,541	$9,593	34.8%	5.1%	3.9%

Corporate:
GAAP operating loss	$(30)	$(10,610)	$10,580	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	30	1,857	(1,827)
Restructuring costs	—	8,753	(8,753)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$61,826	$18,764	$43,062	229.5%	3.6%	1.2%
Adjustments:
Amortization of intangible assets	8,956	9,716	(760)
Change in fair value of contingent consideration	—	516	(516)
Acquisition and divestiture costs	30	1,857	(1,827)
Restructuring costs	—	8,753	(8,753)
Non-GAAP operating income	70,812	39,606	$31,206	78.8%	4.1%	2.5%

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

	Quarter ended December 31, 2021
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$864,351	$—	$—	$—	$864,351
Gross profit	107,925	—	—	—	107,925
Operating income	31,498	4,447	(53)	—	35,892
Other expense, net	1,089	—	—	—	1,089
Pre-tax income	30,409	4,447	(53)	—	34,803
Net income	23,152	3,347	(53)	—	26,446
Diluted EPS	$0.89	$0.13	$—	$—	$1.02

	Quarter ended December 31, 2020
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$810,897	$—	$—	$—	$810,897
Gross profit	86,043	—	—	—	86,043
Operating income	17,130	4,862	1,360	484	23,836
Other expense, net	1,386	—	—	—	1,386
Pre-tax income	15,744	4,862	1,360	484	22,450
Net income	11,061	3,682	1,360	366	16,469
Diluted EPS	$0.43	$0.15	$0.06	$0.01	$0.65

	Six months ended December 31, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,721,662	$—	$—	$—	$—	$1,721,662
Gross profit	209,225	—	—	—	—	209,225
Operating income	61,826	8,956	—	30	—	70,812
Other expense, net	1,987	—	—	—	—	1,987
Pre-tax income	59,839	8,956	—	30	—	68,825
Net income	45,225	6,740	—	30	—	51,995
Diluted EPS	$1.75	$0.26	$—	$—	$—	$2.01

	Six months ended December 31, 2020
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
Net sales	$1,568,238	$—	$—	$—	$—	$1,568,238
Gross profit	166,823	—	—	—	—	166,823
Operating income	18,764	9,716	516	1,857	8,753	39,606
Other expense, net	3,182	—	—	—	—	3,182
Pre-tax income	15,582	9,716	516	1,857	8,753	36,424
Net income	10,946	7,357	390	1,857	6,617	27,167
Diluted EPS	$0.43	$0.29	$0.02	$0.07	$0.26	$1.07

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

Our cash and cash equivalents balance totaled $34.1 million at December 31, 2021, compared to $62.7 million at June 30, 2021, including $28.7 million and $52.1 million held outside of the United States at December 31, 2021 and June 30, 2021, respectively. Checks released but not yet cleared in the amounts of $18.5 million and $14.3 million are included in accounts payable at December 31, 2021 and June 30, 2021, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $100.9 million to $587.6 million at December 31, 2021 from $486.7 million at June 30, 2021, primarily from increases in accounts receivable and inventory. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the six months ended December 31, 2021, our working capital investment increased to support our 9.8% year-over-year net sales growth.

	Six months ended
	December 31,
	2021	2020
	(in thousands)
Cash (used in) provided by:
Operating activities	$(75,378)	$115,674
Investing activities	480	32,902
Financing activities	51,365	(109,883)
Net cash used in operating activities was $75.4 million for the six months ended December 31, 2021, compared to $115.7 million provided by operating activities in the prior-year period. Cash used in operating activities for the six months ended December 31, 2021 is primarily attributable to increases in inventory and accounts receivable, partially offset by increases in accounts payable. Cash provided by operating activities for the six months ended December 31, 2020 is primarily attributable to increased accounts payable, decreased inventory, and earnings from operations adjusted for non-cash items, partially offset by increased accounts receivable.

The number of days sales outstanding ("DSO") was 64 days at December 31, 2021, compared to 60 days at June 30, 2021 and 60 days at December 31, 2020. Inventory turned 5.7 times during the quarter ended December 31, 2021, compared to 6.3 times for previous quarter ended September 30, 2021 and 6.9 times in the prior-year quarter ended December 31, 2020.

Cash provided by investing activities for the six months ended December 31, 2021 was $0.5 million, compared to $32.9 million in the prior-year period. Cash provided by investing activities for the six months ended December 31, 2021 represents proceeds from the sale of our discontinued operations, partially offset by capital expenditures. Cash provided by investing activities for the six months ended December 31, 2020 primarily represents proceeds from the sale of our discontinued operations.

Management expects capital expenditures for fiscal year 2022 to range from $5 million to $8 million, primarily for IT investments and facility improvements.

For the six months ended December 31, 2021, cash provided by financing activities totaled $51.4 million, compared to $109.9 million used in financing activities for the prior-year period. Cash provided by financing activities for the six months ended December 31, 2021 is primarily attributable to net borrowings on the revolving credit facility. For the six months ended December 31, 2020, cash used in financing activities was primarily for net repayments on the revolving credit facility and contingent consideration payments to the former shareholders of Intelisys.

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

At our option, U.S. dollar loans under the Amended Credit Agreement, other than swingline loans, bear interest at a rate equal to a spread over the London Interbank Offered Rate ("LIBOR") or alternate base rate depending upon our net leverage ratio, calculated as total debt less up to $15 million of unrestricted domestic cash to trailing four-quarter adjusted EBITDA.

This spread ranges from 1.00% to 1.75% for LIBOR-based loans and 0.00% to 0.75% for alternate base rate loans. The Amended Credit Agreement provides for the substitution of a new interest rate benchmark upon the transition from LIBOR for U.S. dollar loans, subject to agreement between the Company and the administrative agent. On December 23, 2021, we amended our credit facility to replace LIBOR as the benchmark rate for non-U.S. dollar loans.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at December 31, 2021. There was $57.8 million in outstanding borrowings on our revolving credit facility at December 31, 2021. There was no outstanding borrowings on our revolving credit facility at June 30, 2021.

The average daily balance for the revolving credit facility, excluding the term loan facility, was $57.1 million for the six month period ended December 31, 2021. Including borrowings for both continuing and discontinued operations, the average daily balance for the revolving credit facility, excluding the term loan facility, was $70.4 million for the six month period ended December 31, 2020. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2021 and June 30, 2021, respectively. There was $292.2 million and $350.0 million available for additional borrowings at December 31, 2021 and June 30, 2021, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At December 31, 2021, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $292.2 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of December 31, 2021, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at December 31, 2021. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at December 31, 2021. During the quarter ended December 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. The following table presents the share-repurchase activity for the quarter ended December 31, 2021:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1, 2021 through October 31, 2021	—	$—	—	$100,000,000
November 1, 2021 through November 30, 2021	814	$30.99	814	$99,974,774
December 1, 2021 through December 31, 2021	5,089	$30.89	5,089	$99,817,575
Total	5,903	$30.90	5,903	$99,817,575

(a) Total number of shares purchased represents shares withheld from employees for stock-based awards in order to satisfy the required tax withholding obligations for the quarter ended December 31, 2021.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on December 23, 2021)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2021 and June 30, 2021; (ii) the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters and six months ended December 31, 2021 and 2020; (iv) the Condensed Consolidated Statements of Shareholder's Equity at December 31, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	February 8, 2022	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2022	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)