Form 10-Q
period 2022-03-31
SCANSOURCE, INC.
filed 2022-05-10
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2022
Common Stock, no par value per share	25,232,074 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2022

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: supply chain challenges, the impact of the COVID-19 pandemic on the Company's operations and financial condition, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates, regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy, and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$43,539	$62,718
Accounts receivable, less allowance of $16,935 at March 31, 2022 and $19,341 at June 30, 2021	642,384	568,984
Inventories	591,396	470,081
Prepaid expenses and other current assets	130,509	117,860
Total current assets	1,407,828	1,219,643
Property and equipment, net	37,815	42,836
Goodwill	218,025	218,877
Identifiable intangible assets, net	90,554	104,860
Deferred income taxes	19,951	21,853
Other non-current assets	66,627	63,615
Total assets	$1,840,800	$1,671,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$706,359	$634,805
Accrued expenses and other current liabilities	80,931	87,790
Income taxes payable	3,023	2,501
Current portion of long-term debt	10,660	7,843
Total current liabilities	800,973	732,939
Deferred income taxes	3,753	3,954
Long-term debt, net of current portion	126,546	135,331
Borrowings under revolving credit facility	44,294	—
Other long-term liabilities	58,580	68,269
Total liabilities	1,034,146	940,493
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,429,242 and 25,499,465 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	69,856	71,253
Retained earnings	826,922	758,071
Accumulated other comprehensive loss	(90,124)	(98,133)
Total shareholders’ equity	806,654	731,191
Total liabilities and shareholders’ equity	$1,840,800	$1,671,684

June 30, 2021 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$845,990	$729,873	$2,567,652	$2,298,111
Cost of goods sold	739,482	641,757	2,251,920	2,043,172
Gross profit	106,508	88,116	315,732	254,939
Selling, general and administrative expenses	66,522	60,099	199,538	182,681
Depreciation expense	2,612	3,141	8,039	9,634
Intangible amortization expense	4,457	4,880	13,413	14,595
Restructuring and other charges	—	560	—	9,312
Change in fair value of contingent consideration	—	—	—	516
Operating income	32,917	19,436	94,742	38,201
Interest expense	1,483	1,576	4,637	5,285
Interest income	(1,000)	(745)	(2,973)	(1,756)
Other (income) expense, net	(136)	(302)	668	183
Income before income taxes	32,570	18,907	92,410	34,489
Provision for income taxes	9,044	5,121	23,659	9,757
Net income from continuing operations	23,526	13,786	68,751	24,732
Net (loss) income from discontinued operations	—	(688)	100	(37,647)
Net income (loss)	$23,526	$13,098	$68,851	$(12,915)

Per share data:
Net income from continuing operations per common share, basic	$0.92	$0.54	$2.69	$0.97
Net loss from discontinued operations per common share, basic	—	(0.03)	$—	$(1.48)
Net income (loss) per common share, basic	$0.92	$0.51	$2.69	$(0.51)
Weighted-average shares outstanding, basic	25,635	25,455	25,577	25,404

Net income from continuing operations per common share, diluted	$0.91	$0.54	$2.66	$0.97
Net loss from discontinued operations per common share, diluted	—	(0.03)	$—	$(1.48)
Net income (loss) per common share, diluted	$0.91	$0.51	$2.67	(0.51)
Weighted-average shares outstanding, diluted	25,853	25,572	25,812	25,484

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income (loss)	$23,526	$13,098	$68,851	$(12,915)
Unrealized gain on hedged transaction, net of tax	3,144	1,582	4,730	2,209
Foreign currency translation adjustment	17,186	(9,216)	3,279	6,269
Realized foreign currency loss from discontinued operations	—	—	—	11,635
Comprehensive income	$43,856	$5,464	$76,860	$7,198

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	25,499,465	$71,253	$758,071	$(98,133)	$731,191
Net income	—	—	22,073	—	22,073
Unrealized gain on hedged transaction, net of tax	—	—	—	413	413
Foreign currency translation adjustment	—	—	—	(11,147)	(11,147)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	29,086	994	—	—	994
Share-based compensation	—	2,570	—	—	2,570
Balance at September 30, 2021	25,528,551	$74,817	$780,144	$(108,867)	$746,094
Net income	—	—	23,252	—	23,252
Unrealized gain on hedged transaction, net of tax	—	—	—	1,172	1,172
Foreign currency translation adjustment	—	—	—	(2,759)	(2,759)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	134,897	(2,513)	—	—	(2,513)
Common stock repurchased	(5,903)	(183)	—	—	(183)
Share-based compensation	—	3,462	—	—	3,462
Balance at December 31, 2021	25,657,545	$75,583	$803,396	$(110,454)	$768,525
Net income	—	—	23,526	—	23,526
Unrealized gain on hedged transaction, net of tax	—	—	—	3,144	3,144
Foreign currency translation adjustment	—	—	—	17,186	17,186
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	46,549	383	—	—	383
Common stock repurchased	(274,852)	(8,886)	—	—	(8,886)
Share-based compensation	—	2,776	—	—	2,776
Balance at March 31, 2022	25,429,242	$69,856	$826,922	$(90,124)	$806,654

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$68,851	$(12,915)
Net income (loss) from discontinued operations	100	(37,647)
Net income from continuing operations	68,751	24,732
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	22,184	25,417
Amortization of debt issue costs	313	313
Provision for doubtful accounts	156	226
Share-based compensation	8,792	5,711
Deferred income taxes	1,995	(26)
Change in fair value of contingent consideration	—	516
Contingent consideration payments excess	—	(5,457)
Finance lease interest	32	96
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(67,404)	(68,654)
Inventories	(118,349)	(5,907)
Prepaid expenses and other assets	(15,002)	(1,641)
Other non-current assets	(2,791)	2,846
Accounts payable	67,535	69,609
Accrued expenses and other liabilities	(12,745)	8,434
Income taxes payable	862	(793)
Net cash (used in) provided by operating activities of continuing operations	(45,671)	55,422
Cash flows from investing activities of continuing operations:
Capital expenditures	(3,326)	(2,283)
Proceeds from the sale of discontinued operations	3,125	34,356
Net cash (used in) provided by investing activities of continuing operations	(201)	32,073
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	1,597,270	1,486,464
Repayments on revolving credit, net of expenses	(1,552,976)	(1,500,375)
Repayments on long-term debt, net	(5,968)	(5,964)
Repayments of finance lease obligations	(932)	(974)
Contingent consideration payments	—	(41,393)
Exercise of stock options	1,592	439
Taxes paid on settlement of equity awards	(2,729)	(1,036)
Common stock repurchased	(8,527)	—
Net cash provided by (used in) financing activities of continuing operations	27,730	(62,839)

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued
(In thousands)

Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	—	21,704
Net cash flows used in by investing activities of discontinued operations	—	(58)
Net cash flows used in financing activities of discontinued operations	—	(29,494)
Net cash flows used in discontinued operations	—	(7,848)
Effect of exchange rate changes on cash and cash equivalents	(1,037)	(1,942)
(Decrease) increase in cash and cash equivalents	(19,179)	14,866
Cash and cash equivalents at beginning of period	62,718	34,455
Cash and cash equivalents at end of period	43,539	49,321
Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$43,539	$49,321

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. During the quarter ended December 31, 2020, the Company completed the divestitures of its products distribution business in the UK, Europe and Latin America, outside of Brazil. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on product and customer type.

Segment Changes

The Company has moved all of its communications and collaboration business to the Modern Communications & Cloud segment. This technology alignment better represents the operating and financial performance information provided to the Company's chief operating decision maker.

The Company has reclassified certain prior-year amounts in the segment results to conform with current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 10 - Segment Information for descriptions of the Company's segments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2022 and June 30, 2021, the results of operations for the quarters and nine months ended March 31, 2022 and 2021, the statements of comprehensive income for the quarters and nine months ended March 31, 2022 and 2021, the statements of shareholders' equity for the quarters and nine months ended March 31, 2022 and 2021 and the statements of cash flows for the nine months ended March 31, 2022 and 2021. The results of operations for the quarters and nine months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2022 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $20.0 million and $14.3 million are included in accounts payable on the condensed consolidated balance sheets at March 31, 2022 and June 30, 2021, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.6 million and $8.0 million for the quarter and nine months ended March 31, 2022 and $3.1 million and $9.6 million for the quarter and nine months ended March 31, 2021. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.2 million and $0.7 million for the quarter and nine months ended March 31, 2022 and $0.3 million and $1.2 million for the quarter and nine months ended March 31, 2021. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.5 million and $13.4 million for the quarter and nine months ended March 31, 2022 and $4.9 million and $14.6 million for the quarter and nine months ended March 31, 2021.

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

The changes in the allowance for doubtful accounts for the nine months ended March 31, 2022 are set forth in the table below.

	June 30, 2021	Amounts Charged to Expense	Write-offs	Other (1)	March 31, 2022
	(in thousands)
Trade accounts and current notes receivable allowance	$19,341	$156	$(1,761)	$(801)	$16,935
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the nine months ended March 31, 2022.

(3) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility, barcode, POS, payments, physical security, unified communications, collaboration, telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from the Company's warehouse, (ii) drop-shipment directly from the supplier or (iii) electronic delivery for non-physical products.

Principal versus Agent Considerations

The Company is the principal for sales of all hardware and certain software and services. The Company considers itself the principal in those transactions where it has control of the product or service before it is transferred to the customer. The Company recognizes the principal-associated revenue and cost of goods sold on a gross basis.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$503,072	$323,684	$826,756
Intelisys connectivity and cloud	—	19,234	19,234
	$503,072	$342,918	$845,990

	Nine months ended March 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,501,702	$1,010,825	$2,512,527
Intelisys connectivity and cloud	—	55,125	55,125
	$1,501,702	$1,065,950	$2,567,652

	Quarter ended March 31, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$436,462	$277,134	$713,596
Intelisys connectivity and cloud	—	16,277	16,277
	$436,462	$293,411	$729,873

	Nine months ended March 31, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,300,488	$949,843	$2,250,331
Intelisys connectivity and cloud	—	47,780	47,780
	$1,300,488	$997,623	$2,298,111

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$23,526	$13,786	$68,751	$24,732
Net (loss) income from discontinued operations	—	(688)	100	(37,647)
Net income (loss)	$23,526	$13,098	$68,851	$(12,915)
Denominator:
Weighted-average shares, basic	25,635	25,455	25,577	25,404
Dilutive effect of share-based payments	218	117	235	80
Weighted-average shares, diluted	25,853	25,572	25,812	25,484

Net income from continuing operations per common share, basic	$0.92	$0.54	$2.69	$0.97
Net loss from discontinued operations per common share, basic	—	(0.03)	—	(1.48)
Net income (loss) per common share, basic	$0.92	$0.51	$2.69	$(0.51)

Net income from continuing operations per common share, diluted	$0.91	$0.54	$2.66	$0.97
Net loss from discontinued operations per common share, diluted	—	(0.03)	—	(1.48)
Net income (loss) per common share, diluted	$0.91	$0.51	$2.67	$(0.51)

For the quarter and nine months ended March 31, 2022 weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 429,605 and 969,871, respectively. For the quarter and nine months ended March 31, 2021, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,532,961 and 1,285,153, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	March 31, 2022	June 30, 2021
	(in thousands)
Foreign currency translation adjustment	$(90,281)	$(93,561)
Unrealized gain (loss) on hedged transaction, net of tax	157	(4,572)
Accumulated other comprehensive loss	$(90,124)	$(98,133)

The tax effect of amounts in comprehensive loss (income) reflect a tax expense or (benefit) as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
	(in thousands)
Tax expense	$590	$1,088	$1,390	$1,348

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2022, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2021	$16,370	$202,507	$218,877
Foreign currency translation adjustment	—	(852)	(852)
Balance at March 31, 2022	$16,370	$201,655	$218,025

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2022.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2021	$104,860
Amortization expense	(13,413)
Foreign currency translation adjustment	(893)
Balance at March 31, 2022	$90,554

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
	(in thousands)
Current portion of long-term debt	$10,660	$7,843
Mississippi revenue bond, net of current portion	3,733	4,081
Senior secured term loan facility, net of current portion	122,813	131,250
Borrowings under revolving credit facility	44,294	—
Total debt	$181,500	$143,174

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

During the nine months ended March 31, 2022, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of March 31, 2022 was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at March 31, 2022 was 0.20%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at March 31, 2022.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month period ended March 31, 2022 was $60.0 million. Including borrowings for both continuing and discontinued operations, the average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine months ended March 31, 2021 was $62.1 million. There was $305.7 million and $350.0 million available for additional borrowings as of March 31, 2022 and June 30, 2021, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2022 or June 30, 2021.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2022, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2022 and June 30, 2021 were 1.08% and 0.94%, respectively.

Debt Issuance Costs

At March 31, 2022, net debt issuance costs associated with the credit facility and bond totaled $0.9 million and are being amortized through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $35.8 million and $27.9 million for the exchange of foreign currencies at March 31, 2022 and June 30, 2021, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2022 and 2021 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$3,464	$(1,061)	$1,289	$852
Net foreign currency transactional and re-measurement (gains) losses	(3,206)	1,020	(66)	(74)
Net foreign currency exchange losses (gains)	$258	$(41)	$1,223	$778

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended March 31, 2022 and 2021.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended March 31, 2022 and 2021, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$532	$557	$1,689	$1,682
Unrealized gain in fair value of interest rate swap	3,675	1,549	4,658	1,281
Net increase in accumulated other comprehensive income	4,207	2,106	6,347	2,963
Income tax effect	1,062	524	1,619	754
Net increase in accumulated other comprehensive income, net of tax	$3,145	$1,582	$4,728	$2,209

The Company used the following derivative instruments at March 31, 2022 and June 30, 2021, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2022		June 30, 2021
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$33	$—	$—
Foreign currency hedge	Prepaid expenses and other current assets	$—	$—	$187	$—
Interest rate swap agreement	Other non-current assets	$196	$—	$—	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$—	$—	$5
Foreign currency hedge	Accrued expenses and other current liabilities	$185	$—	$—	$—
Interest rate swap agreement	Other long-term liabilities	$—	$—	$6,280	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,587	$28,587	$—	$—
Forward foreign currency exchange contracts	33	—	33	—
Interest rate swap agreement	196	—	196	—
Total assets at fair value	$28,816	$28,587	$229	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,495	$28,495	$—	$—
Foreign currency hedge	185	—	185	—
Total liabilities at fair value	$28,680	$28,495	$185	$—

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

	Quarter ended March 31, 2021	Nine months ended March 31, 2021
	Modern Communications & Cloud
	(in thousands)
Fair value at beginning of period	$—	$46,334
Payments	—	(46,850)
Change in fair value of contingent consideration	—	516
Fair value at end of period	$—	$—

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

The final earnout payment due to the former owners of Intelisys was paid in October 2020. The Company recognized $0.5 million in expense from the change in fair value of the contingent consideration in the Condensed Consolidated Income Statement for the nine months ended March 31, 2021. The change in fair value was due to the recurring amortization of the unrecognized fair value discount.

(10) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on product and customer type.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment includes the Company’s business in automatic identification and data capture (“AIDC”), point of sale (“POS”), payments, security and networking technologies. AIDC solutions include mobile computing, barcode scanners and imagers, radio frequency identification devices (“RFID”), barcode printing and services. POS and payments solutions include POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals, and mobile payment devices. Security solutions include video surveillance and analytics, video management software and access control. Networking solutions include switching, routing and wireless products and software. The Company has business operations within this segment in the United States, Canada and Brazil.

Modern Communications & Cloud Segment

The Modern Communications & Cloud segment includes the Company’s business in communications and collaboration, connectivity and cloud services. Communications and collaboration solutions, delivered in the cloud, on-premise or hybrid, include voice, video, integration of communication platforms and contact center solutions. The Intelisys connectivity and cloud marketplace offers telecom, cable, Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Infrastructure as a Service (“IaaS”), Software-Defined Wide-Area Network (“SD-WAN”) and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms. The Company has business operations within this segment in the United States, Canada, Brazil and the UK.

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands)
Sales:
Specialty Technology Solutions	$503,072	$436,462	$1,501,702	$1,300,488
Modern Communications & Cloud	342,918	293,411	1,065,950	997,623
	$845,990	$729,873	$2,567,652	$2,298,111
Depreciation and amortization:
Specialty Technology Solutions	$2,874	$3,200	$8,741	$10,054
Modern Communications & Cloud	3,738	4,439	11,312	13,055
Corporate	693	719	2,131	2,308
	$7,305	$8,358	$22,184	$25,417
Change in fair value of contingent consideration:
Modern Communications & Cloud	—	—	—	516
	$—	$—	$—	$516
Operating income (loss):
Specialty Technology Solutions	$20,623	$8,713	$51,278	$17,558
Modern Communications & Cloud	12,294	11,555	43,494	32,085
Corporate	—	(832)	(30)	(11,442)
	$32,917	$19,436	$94,742	$38,201
Capital expenditures:
Specialty Technology Solutions	$(62)	$(532)	$(496)	$(1,097)
Modern Communications & Cloud	(620)	(297)	(2,830)	(1,186)
	$(682)	$(829)	$(3,326)	$(2,283)
Sales by Geography Category:
United States and Canada	$766,035	$666,773	$2,312,250	$2,081,377
International	81,461	64,153	259,693	228,784
Less intercompany sales	(1,506)	(1,053)	(4,291)	(12,050)
	$845,990	$729,873	$2,567,652	$2,298,111

	March 31, 2022	June 30, 2021
	(in thousands)
Assets:
Specialty Technology Solutions	$905,073	$775,704
Modern Communications & Cloud	925,367	868,752
Corporate	10,360	27,228
	$1,840,800	$1,671,684
Property and equipment, net by Geography Category:
United States and Canada	$33,151	$39,930
International	4,664	2,906
	$37,815	$42,836

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2024. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at March 31, 2022 and June 30, 2021.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at March 31, 2022 and June 30, 2021:

		March 31, 2022	June 30, 2021
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$17,569	$19,246
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,391	$4,284
Long-term operating lease liabilities	Other long-term liabilities	$14,591	$16,550

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and nine months ended March 31, 2022 and 2021. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,366	$1,277	$3,877	$3,964
Variable lease cost	317	297	966	880
	$1,683	$1,574	$4,843	$4,844

Supplemental cash flow information related to the Company's operating leases for the nine months ended March 31, 2022 and 2021 are presented in the table below:

	Nine months ended
	March 31,
	2022	2021
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$4,082	$4,116
Right-of-use assets obtained in exchange for lease obligations	2,313	—

The weighted-average remaining lease term and discount rate at March 31, 2022 are presented in the table below:

March 31, 2022
Weighted-average remaining lease term	4.52 years
Weighted-average discount rate	4.09%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2022:

Operating leases
(in thousands)
2022	$1,438
2023	5,507
2024	4,666
2025	3,563
2026	3,029
Thereafter	2,621
Total future payments	20,824
Less: amounts representing interest	1,842
Present value of lease payments	$18,982
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $4.4 million and $4.0 million, at March 31, 2022 and June 30, 2021, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$16	$16
Other non-current assets	$4,221	$3,998
Liabilities
Accrued expenses and other current liabilities	$16	$16
Other long-term liabilities	$4,221	$3,998

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

There were no restructuring or severance costs incurred during the quarter and nine months ended March 31, 2022. The following table presents the restructuring and severance costs incurred for the quarter and nine months ended March 31, 2021:

	Quarter ended March 31, 2021	Nine months ended March 31, 2021
	(in thousands)
Severance and benefit costs	$326	$8,825
Other	234	487
Total restructuring and other charges	$560	$9,312

All restructuring costs were recognized in the Corporate reporting unit and were not allocated to the Specialty Technology Solutions or Modern Communications & Cloud segments.

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the nine months ended March 31, 2022:

Accrued Expenses
(in thousands)
Balance at June 30, 2021	$1,199
Charged to expense	—
Cash payments	(1,146)
Balance at March 31, 2022	$53

The remaining balance as of March 31, 2022 of less than $0.1 million is expected to be paid through the fourth quarter of fiscal year 2022.

(14) Income Taxes

Income taxes for the quarters and nine months ended March 31, 2022 and 2021 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items during the quarter ended March 31, 2022. During the nine months ended March 31, 2022, a discrete net tax benefit of $0.9 million was recorded, which is attributable to excess tax benefits on stock compensation and a notional interest deduction on the net equity of the Company's Brazilian subsidiary.

The Company’s effective tax rate of 27.8% and 25.6% for the quarter and nine months ended March 31, 2022, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 27.1% and 28.3% for the quarter and nine months ended March 31, 2021, respectively.

As of the quarter ended March 31, 2022, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the nine months ended March 31, 2022, foreign subsidiaries repatriated cash of $17.4 million to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million and $1.1 million of total gross unrecognized tax benefits at March 31, 2022 and June 30, 2021, respectively. Of this total at March 31, 2022, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2022 and June 30, 2021, the Company had approximately $1.2 million and $1.1 million, respectively, accrued for interest and penalties.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2016.

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

During the quarter ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the nine months ended March 31, 2021, the Company recorded an additional pre-tax loss on disposal group of $34.5 million, which was primarily attributable to a reduction in the net proceeds realized at closing for the Divestitures. During the quarter ended December 31, 2021, the Company received the second and final payment for its businesses in Latin America, outside of Brazil, related to working capital adjustments and in accordance with the Share Purchase Agreement between Intcomex and the Company. The receipt of payment resulted in a gain on disposal group of $0.1 million.

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

Major components of net loss (income) from discontinued operations for the quarters and nine months ended March 31, 2022 and 2021 were as follows:

	Quarter ended March 31, 2022	Quarter ended March 31, 2021	Nine months ended March 31, 2022	Nine months ended March 31, 2021
	(in thousands)
Net sales	$—	$—	$—	$213,373
Cost of goods sold	—	—	—	198,512
Gross profit	—	—	—	14,861
Selling, general and administrative expenses	—	—	—	17,291
Operating loss	—	—	—	(2,430)
Interest expense, net	—	—	—	394
Loss (gain) on disposal group	—	688	(100)	34,496
Other expense, net	—	—	—	310
(Loss) income from discontinued operations before taxes	—	(688)	100	(37,630)
Income tax expense	—	—	—	17
Net (loss) income from discontinued operations	$—	$(688)	$100	$(37,647)

There were no assets or liabilities classified as held-for-sale in the accompanying consolidated balance sheets at March 31, 2022 and June 30, 2021.

There were no cash flows from discontinued operations for the nine months ended March 31, 2022. Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the nine months ended March 31, 2021 were as follows:

Nine months ended March 31, 2021
(in thousands)
Loss on disposal group	$34,496
Capital expenditures	$(58)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, point-of-sale (POS), payments, physical security, unified communications and collaboration (UCaaS, CCaaS), telecom and cloud services to our more than 30,000 sales partners located in the United States, Canada, Brazil, the UK and Europe.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada, Brazil and the UK and consist of the following:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, SaaS, connectivity and cloud solutions and services through channel partners to end-customers. We operate distribution facilities that support our United States and Canada business in Mississippi, California, and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Our key suppliers include 8x8, AT&T, Aruba/HPE, Avaya, Axis, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Granite, GTT, Hanwha, Honeywell, Ingenico, Jabra, Lumen, Microsoft, MetTel, Mitel, NCR, NICE CXone, Poly, RingCentral, Spectrum, Toshiba Global Commerce Solutions, Trend Micro, Ubiquiti, Verifone, Verizon, VMWare, Windstream, Zebra Technologies and Zoom.

Unless otherwise indicated, the amounts and analysis provided within Management's Discussion and Analysis of Financial Condition and Results of Operations pertain to our continuing operations only.

Impact of COVID-19 on our Business Environment

The spread of COVID-19 continues to disrupt global supply chains. While we have been able to broadly maintain our operations, we have experienced some disruption in our supply chain caused by product availability, labor scarcity and logistical disruptions, resulting in extended lead-times, unpredictability and higher costs. We intend to continue to work with our suppliers to implement measures to minimize disruption to the distribution of our products. However, uncertainty in the duration and scope of the pandemic could result in an unforeseen disruption to our supply chain and impact our operations.

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners leveraging our people, processes, and tools. Our goal is to provide exceptional experiences for our partners, suppliers, and employees, and we strive for operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to sales partners that solve end-customers’ challenges. ScanSource enables sales partners to deliver solutions for their customers to address changing end-customer buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services. As a trusted adviser to our sales partners, we provide customized solutions through our strong understanding of end-customer needs.

Results of Operations

Net Sales

The following tables summarize our net sales results by technology segment and by geographic location for the quarters and nine months ended March 31, 2022 and 2021:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2022	2021	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$503,072	$436,462	$66,610	15.3%	15.1%
Modern Communications & Cloud	342,918	293,411	49,507	16.9%	16.0%
Total net sales	$845,990	$729,873	$116,117	15.9%	15.4%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2022	2021	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,501,702	$1,300,488	$201,214	15.5%	15.4%
Modern Communications & Cloud	1,065,950	997,623	68,327	6.8%	6.6%
Total net sales	$2,567,652	$2,298,111	$269,541	11.7%	11.6%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter and nine months ended March 31, 2022, net sales for the Specialty Technology Solutions segment increased $66.6 million, or 15.3%, and $201.2 million, or 15.5%, respectively, compared to the prior-year periods. Excluding the foreign exchange positive impact, adjusted net sales increased $65.7 million, or 15.1%, for the quarter ended March 31, 2022 and $200.8 million, or 15.4%, for the nine months ended March 31, 2022 compared to the prior-year periods. The increase in net sales and adjusted net sales for the quarter and nine months periods is primarily due to broad-based demand across our technologies.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter and nine months ended March 31, 2022, net sales for the Modern Communications & Cloud segment increased $49.5 million, or 16.9%, and $68.3 million, or 6.8%, respectively, compared to the prior-year periods. Excluding the foreign exchange positive impact, adjusted net sales increased $46.8 million, or 16.0%, for the quarter ended March 31, 2022 and $65.7 million, or 6.6%, for the nine months ended March 31, 2022 compared to the prior-year periods. The increase in net sales and adjusted net sales for the quarter and nine months periods is primarily due to increased demand across our communications solutions. For our Intelisys business, net sales for the third quarter and nine-month period of fiscal year 2022 increased 18.2% and 15.4%, respectively, year-over-year.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2022	2021	$ Change	% Change
	(in thousands)
United States and Canada	$764,529	$665,720	$98,809	14.8%	14.8%
International	81,461	64,153	17,308	27.0%	21.4%
Total net sales	$845,990	$729,873	$116,117	15.9%	15.4%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2022	2021	$ Change	% Change
	(in thousands)
United States and Canada	$2,307,959	$2,069,327	$238,632	11.5%	11.5%
International	259,693	228,784	30,909	13.5%	12.2%
Total net sales	$2,567,652	$2,298,111	$269,541	11.7%	11.6%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following tables summarize our gross profit for the quarters and nine months ended March 31, 2022 and 2021:

	Quarter ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$54,021	$39,002	$15,019	38.5%	10.7%	8.9%
Modern Communications & Cloud	52,487	49,114	3,373	6.9%	15.3%	16.7%
Gross profit	$106,508	$88,116	$18,392	20.9%	12.6%	12.1%

	Nine months ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$151,763	$112,279	$39,484	35.2%	10.1%	8.6%
Modern Communications & Cloud	163,969	142,660	21,309	14.9%	15.4%	14.3%
Gross profit	$315,732	$254,939	$60,793	23.8%	12.3%	11.1%

Our gross profit is primarily affected by sales volume and gross margin mix. Gross margin mix is impacted by multiple factors, which include sales mix (proportion of sales of higher margin products or services relative to total sales), vendor program recognition (consisting of volume rebates, inventory price changes and purchase discounts) and freight costs. Increases in vendor programs decrease cost of goods sold, thereby increasing gross profit.

Specialty Technology Solutions

For the quarter ended March 31, 2022, gross profit dollars for the Specialty Technology Solutions segment increased $15.0 million, or 38.5%. Higher sales volume, after considering the associated cost of goods sold, contributed $6.0 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $9.0 million, largely from higher vendor program recognition. For the quarter ended March 31, 2022, the gross profit margin increased 180 basis points over the prior-year to 10.7%.

For the nine months ended March 31, 2022, the Specialty Technology Solutions segment achieved gross profit growth of $39.5 million, or 35.2%. Increases in sales volume, after considering the associated cost of goods sold, contributed $17.4 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $22.1 million, largely from higher vendor program recognition. For the nine months ended March 31, 2022, the gross profit margin increased 150 basis points over the prior-year to 10.1%.

Modern Communications & Cloud

For the quarter ended March 31, 2022, the Modern Communications & Cloud segment achieved gross profit growth of $3.4 million, or 6.9%. Higher sales volume, after considering the associated cost of goods sold, contributed $8.3 million to the growth of gross profit dollars. Lower gross margin mix negatively impacted gross profit by $4.9 million, largely driven by a less favorable sales mix in Brazil. For the quarter ended March 31, 2022, the gross profit margin decreased 140 basis points compared to the prior-year to 15.3%.

For the nine months ended March 31, 2022, the Modern Communications & Cloud segment achieved gross profit growth of $21.3 million, or 14.9%. Higher sales volume, after considering the associated cost of goods sold, contributed $9.8 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $11.5 million, driven by a more favorable sales mix, including our higher-margin recurring revenue business, principally from Intelisys connectivity and cloud services and SaaS subscriptions. For the nine months ended March 31, 2022, the gross profit margin increased 110 basis points over the prior-year to 15.4%.

Operating Expenses

The following tables summarize our operating expenses for the quarters and nine months ended March 31, 2022 and 2021:

	Quarter ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Selling, general and administrative expenses	$66,522	$60,099	$6,423	10.7%	7.9%	8.2%
Depreciation expense	2,612	3,141	(529)	(16.8)%	0.3%	0.4%
Intangible amortization expense	4,457	4,880	(423)	(8.7)%	0.5%	0.7%
Restructuring and other charges	—	560	(560)	(100.0)%	0.0%	0.1%
Operating expenses	$73,591	$68,680	$4,911	7.2%	8.7%	9.4%

	Nine months ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)

Selling, general and administrative expenses	$199,538	$182,681	$16,857	9.2%	7.8%	7.9%
Depreciation expense	8,039	9,634	(1,595)	(16.6)%	0.3%	0.4%
Intangible amortization expense	13,413	14,595	(1,182)	(8.1)%	0.5%	0.6%
Restructuring and other charges	—	9,312	(9,312)	(100.0)%	0.0%	0.4%
Change in fair value of contingent consideration	—	516	(516)	(100.0)%	0.0%	0.0%
Operating expenses	$220,990	$216,738	$4,252	2.0%	8.6%	9.4%

Selling, general and administrative expenses ("SG&A") increased $6.4 million and $16.9 million for the quarter and nine months ended March 31, 2022, respectively, compared to the prior-year periods. The increase is attributable to higher employee costs.

Restructuring and other charges incurred of $0.6 million and $9.3 million for the quarter and nine months ended March 31, 2021, respectively, primarily relate to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

We recorded expense of $0.5 million for the change in fair value of contingent consideration for the nine months ended March 31, 2021, all of which relates to Intelisys. The final Intelisys earnout payment was paid in October 2020.

Operating Income

The following tables summarize our operating income for the quarters and nine months ended March 31, 2022 and 2021:

	Quarter ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$20,623	$8,713	$11,910	136.7%	4.1%	2.0%
Modern Communications & Cloud	12,294	11,555	739	6.4%	3.6%	3.9%
Corporate	—	(832)	832	nm*	nm*	nm*
Operating income	$32,917	$19,436	$13,481	69.4%	3.9%	2.7%

	Nine months ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$51,278	$17,558	$33,720	192.0%	3.4%	1.4%
Modern Communications & Cloud	43,494	32,085	11,409	35.6%	4.1%	3.2%
Corporate	(30)	(11,442)	11,412	nm*	nm*	nm*
Operating income	$94,742	$38,201	$56,541	148.0%	3.7%	1.7%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $11.9 million and $33.7 million for the quarter and nine months ended March 31, 2022, respectively, compared to the prior-year period. Operating margin increased to 4.1% and 3.4% for the quarter and nine months ended March 31, 2022, respectively. The increase in operating income and margin for both the quarter and nine month period is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $0.7 million for the quarter ended March 31, 2022, compared to the prior-year period. Operating margin for the quarter ended March 31, 2022 decreased to 3.6%, primarily due to higher employee costs, partially offset by increased gross profits. For the nine months ended March 31, 2022, operating income increased $11.4 million and operating margin increased to 4.1%. The increases in operating income and margin for the nine month period is primarily due to higher gross profits.

Corporate

Corporate recognized no restructuring or divestiture expenses for the quarter ended March 31, 2022, compared to $0.8 million in the prior-year quarter. For the nine months ended March 31, 2022 and 2021, corporate incurred restructuring and divestiture expenses of less than $0.1 million and $11.4 million, respectively.

Total Other (Income) Expense

The following tables summarize our total other (income) expense for the quarters and nine months ended March 31, 2022 and 2021:

	Quarter ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Interest expense	$1,483	$1,576	$(93)	(5.9)%	0.2%	0.2%
Interest income	(1,000)	(745)	(255)	(34.2)%	(0.1)%	(0.1)%
Net foreign exchange losses	258	(41)	299	(729.3)%	0.0%	(0.0)%
Other, net	(394)	(261)	(133)	(51.0)%	(0.0)%	(0.0)%
Total other expense, net	$347	$529	$(182)	(34.4)%	0.0%	0.1%

	Nine months ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Interest expense	$4,637	$5,285	$(648)	(12.3)%	0.2%	0.2%
Interest income	(2,973)	(1,756)	(1,217)	69.3%	(0.1)%	(0.1)%
Net foreign exchange losses	1,223	778	445	57.2%	0.0%	0.0%
Other, net	(555)	(595)	40	(6.7)%	(0.0)%	(0.0)%
Total other expense, net	$2,332	$3,712	$(1,380)	(37.2)%	0.1%	0.2%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs.

Interest income for the quarter and nine months ended March 31, 2022 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents.

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

Provision for Income Taxes

For the quarter and nine months ended March 31, 2022, income tax expense was $9.0 million and $23.7 million, respectively, reflecting an effective tax rate of 27.8% and 25.6%, respectively. In comparison, for the quarter and nine months ended March 31, 2021, income tax expense totaled $5.1 million and $9.8 million, respectively, reflecting an effective tax rate of 27.1% and 28.3%, respectively. The increase in the effective tax rate for the quarter is primarily due to an increase to forecasted non-deductible expenses for officer compensation. The decrease in the effective tax rate for the nine months ended March 31, 2022 is primarily due to an increase in forecasted tax-exempt income and the benefit from discrete items. We expect the effective tax rate, excluding discrete items, for fiscal year 2022 to be approximately 25.5% to 26.5%. See Note 14 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Adjusted Return on Invested Capital

Adjusted ROIC assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance. We believe the calculation of adjusted ROIC provides useful information to investors and is an additional relevant comparison of our performance during the year.

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

We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended March 31, 2022 and 2021, respectively:

	Quarter ended March 31,
	2022	2021
Adjusted return on invested capital ratio, annualized (a)	18.0%	14.7%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 90 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$23,526	$13,786
Plus: Interest expense	1,483	1,576
Plus: Income taxes	9,044	5,121
Plus: Depreciation and amortization	7,305	8,358
EBITDA (non-GAAP)	41,358	28,841
Plus: Share-based compensation	2,757	2,537
Plus: Acquisition and divestiture costs (a)	—	272
Plus: Restructuring costs	—	349
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$44,115	$31,999

	Quarter ended March 31,
	2022	2021
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$768,525	$682,139
Equity – end of the quarter	806,654	690,575
Plus: Share-based compensation, net	2,063	1,912
Plus: Acquisition and divestiture costs (a)	—	272
Plus: Restructuring, net	—	264
Plus: Discontinued operations net loss	—	688
Average equity	788,621	687,925
Average funded debt (b)	205,073	191,996
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$993,694	$879,921
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

Net Sales by Segment:
	Quarter ended March 31,
	2022	2021	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$503,072	$436,462	$66,610	15.3%
Foreign exchange impact (a)	(915)	—
Non-GAAP net sales, constant currency	$502,157	$436,462	$65,695	15.1%

Modern Communications & Cloud:
Net sales, reported	$342,918	$293,411	$49,507	16.9%
Foreign exchange impact (a)	(2,660)	—
Non-GAAP net sales, constant currency	$340,258	$293,411	$46,847	16.0%

Consolidated:
Net sales, reported	$845,990	$729,873	$116,117	15.9%
Foreign exchange impact (a)	(3,575)	—
Non-GAAP net sales, constant currency	$842,415	$729,873	$112,542	15.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2022 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2021.

Net Sales by Segment:
	Nine months ended March 31,
	2022	2021	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,501,702	$1,300,488	$201,214	15.5%
Foreign exchange impact (a)	(372)	—
Non-GAAP net sales, constant currency	$1,501,330	$1,300,488	$200,842	15.4%

Modern Communications & Cloud
Net sales, reported	$1,065,950	$997,623	$68,327	6.8%
Foreign exchange impact (a)	(2,668)	—
Non-GAAP net sales, constant currency	$1,063,282	$997,623	$65,659	6.6%

Consolidated:
Net sales, reported	$2,567,652	$2,298,111	$269,541	11.7%
Foreign exchange impact (a)	(3,040)	—
Non-GAAP net sales, constant currency	$2,564,612	$2,298,111	$266,501	11.6%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2022 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2021.

Net Sales by Geography:
	Quarter ended March 31,
	2022	2021	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$764,529	$665,720	$98,809	14.8%

International:
Net sales, reported	$81,461	$64,153	$17,308	27.0%
Foreign exchange impact (a)	(3,575)	—
Non-GAAP net sales, constant currency	$77,886	$64,153	$13,733	21.4%

Consolidated:
Net sales, reported	$845,990	$729,873	$116,117	15.9%
Foreign exchange impact (a)	(3,575)	—
Non-GAAP net sales, constant currency	$842,415	$729,873	$112,542	15.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2022 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2021.

	Nine months ended March 31,
	2022	2021	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,307,959	$2,069,327	$238,632	11.5%

International:
Net sales, reported	$259,693	$228,784	$30,909	13.5%
Foreign exchange impact (a)	(3,040)	—
Non-GAAP net sales, constant currency	$256,653	$228,784	$27,869	12.2%

Consolidated:
Net sales, reported	$2,567,652	$2,298,111	$269,541	11.7%
Foreign exchange impact (a)	(3,040)	—
Non-GAAP net sales, constant currency	$2,564,612	$2,298,111	$266,501	11.6%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2022 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2021.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$20,623	$8,713	$11,910	136.7%	4.1%	2.0%
Adjustments:
Amortization of intangible assets	1,491	1,610	(119)
Non-GAAP operating income	$22,114	$10,323	$11,791	114.2%	4.4%	2.4%

Modern Communications & Cloud:
GAAP operating income	$12,294	$11,555	$739	6.4%	3.6%	3.9%
Adjustments:
Amortization of intangible assets	2,966	3,270	(304)
Non-GAAP operating income	$15,260	$14,825	$435	2.9%	4.5%	5.1%

Corporate:
GAAP operating income (loss)	$—	$(832)	$832	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	—	272	(272)
Restructuring costs	—	560	(560)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$32,917	$19,436	$13,481	69.4%	3.9%	2.7%
Adjustments:
Amortization of intangible assets	4,457	4,880	(423)
Acquisition and divestiture costs	—	272	(272)
Restructuring costs	—	560	(560)
Non-GAAP operating income	$37,374	$25,148	$12,226	48.6%	4.4%	3.4%

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2022	2021	$ Change	% Change	2022	2021
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$51,278	$17,558	$33,720	192.0%	3.4%	1.4%
Adjustments:
Amortization of intangible assets	4,514	4,831	(317)
Non-GAAP operating income	$55,792	$22,389	$33,403	149.2%	3.7%	1.7%

Modern Communications & Cloud:
GAAP operating income	$43,494	$32,085	$11,409	35.6%	4.1%	3.2%
Adjustments:
Amortization of intangible assets	8,899	9,764	(865)
Change in fair value of contingent consideration	—	516	(516)
Non-GAAP operating income	$52,393	$42,365	$10,028	23.7%	4.9%	4.2%

Corporate:
GAAP operating loss	$(30)	$(11,442)	$11,412	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	30	2,130	(2,100)
Restructuring costs	—	9,312	(9,312)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$94,742	$38,201	$56,541	148.0%	3.7%	1.7%
Adjustments:
Amortization of intangible assets	13,413	14,595	(1,182)
Change in fair value of contingent consideration	—	516	(516)
Acquisition and divestiture costs	30	2,130	(2,100)
Restructuring costs	—	9,312	(9,312)
Non-GAAP operating income	108,185	64,754	$43,431	67.1%	4.2%	2.8%

Additional Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP SG&A expenses, non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, changes in fair value of contingent consideration, acquisition and divestiture costs, restructuring costs, impact of Divestitures and other non-GAAP adjustments. These year-over-year metrics include the translation impact of changes in foreign currency exchange rates. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

	Quarter ended March 31, 2022
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$66,522	$—	$—	$—	$66,522
Operating income	32,917	4,457	—	—	37,374
Pre-tax income	32,570	4,457	—	—	37,027
Net income	23,526	3,353	—	—	26,879
Diluted EPS	$0.91	$0.13	$—	$—	$1.04

	Quarter ended March 31, 2021
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$60,099	$—	$(272)	$—	$59,827
Operating income	19,436	4,880	272	560	25,148
Pre-tax income	18,907	4,880	272	560	24,619
Net income	13,786	3,697	272	423	18,178
Diluted EPS	$0.54	$0.14	$0.01	$0.02	$0.71

	Nine months ended March 31, 2022
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$199,538	$—	$—	$(30)	$—	$199,508
Operating income	94,742	13,413	—	30	—	108,185
Pre-tax income	92,410	13,413	—	30	—	105,853
Net income	68,751	10,094	—	30	—	78,875
Diluted EPS	$2.66	$0.39	$—	$—	$—	$3.06

	Nine months ended March 31, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$182,681	$—	$—	$(2,130)	$—	$180,551
Operating income	38,201	14,595	516	2,130	9,312	64,754
Pre-tax income	34,489	14,595	516	2,130	9,312	61,042
Net income	24,732	11,055	390	2,130	7,040	45,347
Diluted EPS	$0.97	$0.43	$0.02	$0.08	$0.28	$1.78

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

Our cash and cash equivalents balance totaled $43.5 million at March 31, 2022, compared to $62.7 million at June 30, 2021, including $34.7 million and $52.1 million held outside of the United States at March 31, 2022 and June 30, 2021, respectively. Checks released but not yet cleared in the amounts of $20.0 million and $14.3 million are included in accounts payable at March 31, 2022 and June 30, 2021, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $120.2 million to $606.9 million at March 31, 2022 from $486.7 million at June 30, 2021, primarily from increases in accounts receivable and inventory. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the nine months ended March 31, 2022, our working capital investment increased to support our 11.7% year-over-year net sales growth.

	Nine months ended
	March 31,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating activities	$(45,671)	$55,422
Investing activities	(201)	32,073
Financing activities	27,730	(62,839)
Net cash used in operating activities was $45.7 million for the nine months ended March 31, 2022, compared to $55.4 million provided by operating activities in the prior-year period. The decrease of $101.1 million was primarily due to increased inventory levels, which were 29% higher than in 2021, to support net sales growth. Also contributing to the decrease in operating cash flows were fluctuations in accrued expenses and other liabilities balances, which were 8% lower than in 2021, and 7% higher than in 2020, attributable to the timing of payments at the end of the reporting period. The decrease in operating cash flows was partially offset by an increase in income from continuing operations, adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items.

The number of days sales outstanding ("DSO") was 69 days at March 31, 2022, compared to 60 days at June 30, 2021 and 63 days at March 31, 2021. The increase in DSO for the quarter ended March 31, 2022 is primarily due to increased net receivables from timing of sales near the end of the reporting period. Inventory turned 5.1 times during the quarter ended March 31, 2022, compared to 5.7 times for previous quarter ended December 31, 2021 and 5.8 times in the prior-year quarter ended March 31, 2021. The decrease in inventory turns for the quarter ended March 31, 2022 is primarily due to increased average inventory.

Cash used in investing activities for the nine months ended March 31, 2022 was $0.2 million, compared to $32.1 million provided by investing activities in the prior-year period. Cash used in investing activities for the nine months ended March 31, 2022 represents capital expenditures, partially offset by proceeds from the sale of our discontinued operations. Cash provided by investing activities for the nine months ended March 31, 2021 primarily represents proceeds from the sale of our discontinued operations.

Management expects capital expenditures for fiscal year 2022 to range from $4 million to $5 million, primarily for IT investments and facility improvements.

For the nine months ended March 31, 2022, cash provided by financing activities totaled $27.7 million, compared to $62.8 million used in financing activities for the prior-year period. Cash provided by financing activities for the nine months ended March 31, 2022 is primarily attributable to net borrowings on the revolving credit facility. For the nine months ended March 31, 2021, cash used in financing activities was primarily for net repayments on the revolving credit facility and contingent consideration payments to the former shareholders of Intelisys.

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

The Amended Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at March 31, 2022. There was $44.3 million in outstanding borrowings on our revolving credit facility at March 31, 2022. There was no outstanding borrowings on our revolving credit facility at June 30, 2021.

The average daily balance for the revolving credit facility, excluding the term loan facility, was $60.0 million for the nine month period ended March 31, 2022. Including borrowings for both continuing and discontinued operations, the average daily balance for the revolving credit facility, excluding the term loan facility, was $62.1 million for the nine month period ended March 31, 2021. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2022 and June 30, 2021, respectively. There was $305.7 million and $350.0 million available for additional borrowings at March 31, 2022 and June 30, 2021, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At March 31, 2022, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $305.7 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of March 31, 2022, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at March 31, 2022. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at March 31, 2022. During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. The following table presents the share-repurchase activity for the quarter ended March 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1 - 31, 2022	43,009	$30.48	43,009	$98,506,559
February 1 - 28, 2022	71,500	$30.65	71,500	$96,315,084
March 1 - 31, 2022	163,370	$33.52	160,343	$90,940,387
Total	277,879	$32.31	274,852	$90,940,387

(1) Includes 3,027 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of March 2022. There were no shares withheld during the months of January and February 2022.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's Form 8-K filed on January 27, 2022)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant's Form 8-K filed on January 27, 2022)

10.1	ScanSource, Inc. 2021 Omnibus Incentive Compensation plan (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on January 27, 2022)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2022 and June 30, 2021; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters and nine months ended March 31, 2022 and 2021; (iv) the Condensed Consolidated Statements of Shareholder's Equity at March 31, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	May 10, 2022	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2022	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)