Form 10-K
period 2022-06-30
SCANSOURCE, INC.
filed 2022-08-23
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2021 was $885,335,710, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2022
Common Stock, no par value per share	25,187,351 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2023 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2022.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: the impact of the COVID-19 pandemic, macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy and the other factors set forth in "Risk Factors" contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as the "Company” or “ScanSource” or “we”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. ScanSource enables partners to deliver solutions for their customers to address changing end-user buying and consumption patterns. ScanSource sells through multiple, specialized routes-to-market with hardware, SaaS, connectivity and cloud service offerings from the world's leading technology suppliers. We provide technology solutions and services from more than 500 leading suppliers of mobility, barcode, point-of-sale ("POS"), payments, physical security, networking, unified communications, collaboration (UCaaS, CCaaS), connectivity and cloud services.

ScanSource was incorporated in South Carolina in 1992 and serves approximately 30,000 sales partners. Net sales for fiscal year ended June 30, 2022 totaled $3.53 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”

Our customers are businesses of all sizes that sell to end-customers across many industries. Our customer channels include value-added resellers (“VARs”), sales partners or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around all of our customers to help them grow through reducing their costs, creating efficiencies and generating end-customer demand for business solutions. We enable our customers to create, deliver and grow hybrid technology offerings for end-customers across almost every vertical market in the United States, Canada, Brazil and the United Kingdom ("UK").

In fiscal year 2021, we completed the sale of our product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations (the "Divestitures"). Management determined that the Company did not have sufficient scale in these markets to maximize our value-added model for physical product distribution, leading us to focus and invest in our higher margin businesses. The Divestitures were reported as discontinued operations within this Form 10-K. Unless otherwise indicated, descriptions of our business and amounts reported in this Form 10-K pertain to continuing operations only.

Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners leveraging our people, processes, and tools. Our goal is to provide exceptional experiences for our partners, suppliers, and people, and we strive for operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to sales partners that solve end-customers’ challenges. ScanSource enables sales partners to deliver solutions for their customers to address changing end-customer buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services. As a trusted adviser to our sales partners, we provide customized solutions through our strong understanding of end-customer needs.

Value Proposition

Our customer channels and supplier relationships serve as competitive advantages. From our pivotal position at the intersection of technology distribution trends, we provide robust value to both our sales partners and our suppliers. We make it easier for our sales partners and suppliers to deliver leading technology solutions that drive business outcomes for end-customers.

Value proposition for our customers/sales partners:
•Enable end-user consumption preferences
•Provide pre-sale engineering
•Make it easier to sell the technology stack
•Inventory availability
•Offer training, education and marketing services
•Provide custom configuration, services, platforms and digital tools
•Offer innovative financial solutions for our sales partners

Value proposition for our suppliers:
•Expand reach at a variable cost
•Provide access to multiple routes to market
•Lower customer acquisition cost
•Recruit and train new sales partners
•Manage channel credit

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

Business Segments

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada, Brazil and the UK and consist of the following:
•Specialty Technology Solutions
•Modern Communications & Cloud

Specialty Technology Solutions Segment

The Specialty Technology Solutions portfolio includes enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cyber security and other technologies. There are adjacencies among these technologies to develop and deliver solutions for our customers. These solutions include data capture and POS solutions that interface with computer systems to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance and intrusion-related devices. Our networking products include wireless and networking infrastructure products. This segment also includes recurring revenue from hardware rentals and other SaaS offerings.

Modern Communications & Cloud Segment

The Modern Communications & Cloud portfolio of solutions includes communications technologies and services for voice, video conferencing, wireless, data networking, cyber security, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government. This segment includes recurring revenue from our Intelisys and intY businesses.

Customers

Our customers, or sales partners, are businesses of all sizes that sell to end-customers across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and healthcare, among others. Our customers provide us with multiple, specialized routes-to-market through various channels, including: VARs, agents, ISOs and ISVs. No single customer accounted for more than 4% of our total net sales for the fiscal year ended June 30, 2022.

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

Suppliers

We provide products and services from approximately 500 suppliers, including 8x8, AT&T, Aruba/HPE, Avaya, Axis, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Granite, GTT, Hanwha, Honeywell, Ingenico, Jabra, Lumen, Microsoft, MetTel, Mitel, NCR, NICE CXone, Poly, RingCentral, Spectrum, Toshiba Global Commerce Solutions, Trend Micro, Ubiquiti, Verifone, Verizon, VMWare, Windstream, Zebra Technologies and Zoom.

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

Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2022.
•We have three non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States and has a two year term. The second agreement covers the distribution of products in Brazil and has a two year term. Each of these agreements must be renewed by written agreement. Either party may terminate these agreements upon 30 days' notice to the other party. The third agreement is an agency contract for North America and has a two year term. Either party may terminate this agreement upon 60 days' prior written notice.

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

Offerings and Markets

We currently market over 65,000 products from approximately 500 hardware, software and service suppliers to approximately 30,000 customers. We sell products and services to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil from facilities located within the Brazilian states of Paraná, Espírito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms. See "Risk Factors" for a discussion of the risks related to our foreign operations. We also have drop-shipment arrangements with some of our suppliers, which allow us to offer products to customers without taking physical delivery at our facilities. These drop-shipment arrangements represent approximately 20% of fiscal year 2022 net sales.

Our offerings to our customers include hardware, software, services and connectivity across premise, hybrid and cloud environments. We believe that sales partners want to offer end-customers complete technology solutions that solve end-user challenges and deliver positive outcomes. We align our people, processes and tools to help our sales partners grow by providing more hybrid solutions through a better understanding of end-customer needs. We are able to provide a combination of offerings from multiple suppliers or give our sales partners access to additional services, including configuration, key injection, integration support and others to deliver solutions.

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

•Payments: We offer payment terminals, comprehensive key injection services, reseller partner branding, extensive key libraries, ability to provide point-to-point encryption, and redundant key injection facilities. We have the resources to deliver secure payment devices that are preconfigured and ready for use. In addition, we partner with ISVs to deliver to merchants integrated tablet POS solution hardware that a merchant may purchase outright or “as a service,” and which includes merchant hardware support and next-day replacement of tablets, terminals and peripherals.

•Physical Security: We provide electronic physical security solutions that include identification, access control, video surveillance and intrusion-related products. Our networking products include wireless and networking infrastructure products. Physical security products are used every day across every vertical market to protect lives, property and information. These technology solutions require specialized knowledge to deploy effectively, and we offer in-depth training and education to our sales partners to enable them to maintain the appropriate skill levels.

•Communications and Collaboration: We offer communications and collaboration solutions, delivered in the cloud, on-premise or hybrid, such as voice, video, integration of communication platforms and contact center solutions. These offerings combine voice, video and data with computers, telecommunications and the internet to deliver communications solutions on-premise. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol systems, private branch exchanges, call center applications, video conferencing, desk phones, headsets and cloud-enabled endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end-customers to consume and pay for communications services typically on a monthly subscription basis.

•Connectivity and Cloud Services: We offer business communications services, including voice, data, access, cable collaboration, wireless and cloud. We focus on empowering and educating sales partners so they can advise end-customers in making informed choices about services, technology and cost savings. Through our digital tools and platforms, we offer sales partners another way to grow their recurring revenue practices, and take     the friction out of acquiring, provisioning and managing SaaS offerings. We have contracts with more than 150 of the world’s leading telecom carriers and cloud services providers.

People and Culture

General
Our real competitive advantage is our people, working together to help our customers and partners grow their businesses. The foundation of ScanSource has always been based on strong values and culture with the clear vision of people first. In a changing environment, ScanSource is investing in new infrastructure, tools and programs to ensure a "productivity anywhere" outcome, in the new hybrid working world. In 2022, the Company was named, once again, one of the Best Places to Work in South Carolina.

As of June 30, 2022, we have approximately 2,700 employees, of which approximately 1,800 are in the United States and 900 are located internationally in Canada, Brazil and the UK. We have no organized labor or trade unions in the United States. As of June 30, 2022 we have 12 office locations in the U.S., eight office locations outside of the U.S., and have a remote employee presence. During fiscal year 2022, we added 175 new employees.

Diversity and Inclusion

Respecting and protecting our people and our partners are our highest priorities, from ensuring and supporting an inclusive and diverse workforce and partner base; providing a safe, healthy work environment; and working with suppliers and partners that share this commitment, we do what is right for our employees, channel partners and end customers. One of our core values is to promote an environment that respects and values the diverse backgrounds, interests and talents of our employees. In July 2020, we reaffirmed ScanSource’s commitment to diversity and inclusion with the creation of a comprehensive Diversity & Inclusion (D&I) program and the appointment of our first Chief Diversity Officer ("CDO"). Since taking this role, our CDO launched a D&I strategic plan focused on awareness and education, workforce representation, supplier diversity and community relations. Along with the appointment of the CDO, an internal D&I Advisory Council was created to assist in the implementation of our

D&I plan and serve as a sounding board for our employees. Additionally, initiatives including a D&I book and movie club and employee resource groups are allowing interested employees to broaden their knowledge on various topics in this space.

Professional Development

We want to help our employees succeed—both personally and professionally. We focus heavily on the intellectual and professional development of our employees, and we strive to create an immersive working environment for them. To promote personal and professional growth, we also encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications. We enhanced our learning management system, The Hub, to provide a modernized and engaging user experience for our global employees at all levels. The ScanSource Leadership Institute ("SLI") is another important program that focuses on identifying and helping to develop the next wave of senior leaders for the Company. The SLI program brings together twelve hand-selected leaders from our global offices for a two-week program of intensive training and development—with organization. While this provides a tool for an individual’s education and growth, it also nurtures cross-functional collaboration with colleagues through a unique social capability.

Benefits

We offer a comprehensive benefits package which includes on average 80% coverage of employee healthcare premiums and several benefits at no cost to our employees, including life insurance, disability insurance and work-life balance resources. The financial future of our employees is important to us, which is why we have a 401(k) employer match, performance-based bonus program and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants. We partner with Tuition.io to provide employees access to knowledge and tools to help manage or plan for student loan debt. To expand our financial wellness offerings, we offer workshops and webinars focused on student debt and general debt-counselling services.

Health and Safety

We care about our employees’ overall well-being and encourage them to have a healthy lifestyle, both physically and mentally. That’s why we offer dedicated resources to help foster a work/life balance. At the onset of the COVID-19 pandemic, we swiftly and successfully implemented a work-from-home policy for all employees across geographies, outside of our distribution centers. We have continued this policy and are pleased with how our employees have adjusted to this new way of doing business, maintaining an extremely high level of productivity and performance. With a largely remote workforce, it is critical that we continue to focus on our employees’ health. We continue to build our 360you program, which provides employees with extensive education and training/coaching opportunities, wellness and fitness challenges, screenings and other valuable resources.

Board Role in People and Culture Management

Our Board of Directors believes that people and culture management is an important component of our continued growth and success and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Our Board provides oversight of the Company's policies and strategies relating to talent including corporate culture, diversity and inclusion, and employee development as well as the Company's compensation principles and practices. Our Board, through the Compensation Committee, evaluates and approves the Company's compensation plans, policies, and programs applicable to our senior executives. Our Board also engages in an active succession planning process.

Employee Feedback

We foster opportunities for employee engagement and have multiple avenues for communication which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more.

Competition

We believe we are a leader in the specialty markets we serve. The market for technology products and solutions is highly competitive, both in the United States and internationally. Competitive factors include price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services and availability of technical and product information.

Our competitors include local, regional, national and international distributors, as well as suppliers that sell directly to resellers and to end-customers. In addition, our competitors include resellers that sell to franchisees, third-party dealers and end-customers. Competition has increased over the last several years as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.

In our Specialty Technology Solutions segment, we compete with broad-line distributors, such as Ingram Micro and TD Synnex, in most geographic areas, and more specialized security distributors, such as ADI and Wesco. Additionally, we also compete against other smaller, more specialized AIDC and POS distributors, such as BlueStar. In our Modern Communications & Cloud segment, we compete against broad-line distributors, such as Ingram Micro and TD Synnex, and more specialized distributors, such as Jenne. Additionally, for Intelisys' technology services, we also compete against other smaller, technology services distributors, such as Avant and Telarus. For our intY business, we compete against other developers of cloud software and services platforms, such as CloudBlue and Pax8. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current sales partners.

Sales

Our sales organization consists of inside and field sales representatives located in the United States, Canada, the UK and Brazil. The majority of our sales partners are assigned to a dedicated sales representative or team whose main focus is developing customer relationships and providing our sales partners with solutions to meet their end-customer’s needs. Our sales teams are advocates for and trusted advisers to our sales partners. Sales teams are responsible for developing technical expertise within broad product markets, recruiting sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our sales partners. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by supplier representatives and bi-weekly meetings among product, marketing and sales managers.

Our sales teams also provide sales partners with online ordering, API, EDI and other information systems, allowing sales partners to easily gain access to product specifications, availability and customized pricing, as well as the ability to place and follow the status of orders.

Marketing

We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American and Brazilian markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce; email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our sales partners and suppliers - ensuring we help our partners create, deliver and manage solutions for end-customers across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events and training and certification courses with leading suppliers in an effort to recruit prospective sales partners.

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

Certain of our tradenames, trademarks and service marks are registered, or are in the process of being registered, in the United States or various other countries. We have been issued registrations for many of our marks including, among others, "ScanSource," "Catalyst Telecom," and "Network1" in countries in our principal markets. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. These marks do not have value assigned to them and have a designated indefinite life. We do not believe that our operations are dependent upon any of our marks. We also sell products and provide services under various third-party tradenames, trademarks and service marks, some of which we reference in this report, and these tradenames, trademarks and service marks are the property of their respective owners.

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

ITEM 1A.    Risk Factors.

The following are certain risks that could affect our business, financial position and results of operations. These risks should be considered in connection with evaluating an investment in our company and, in particular, the forward-looking statements contained in this Report because these risks could cause the actual results to differ materially from those suggested by the forward-looking statements. These factors are neither presented in order of importance nor weighted. Additionally, there are other risks which could impact us that we may not describe, because we currently do not perceive them to be material or because they are presently unknown. If any of these risks develops into actual events, our business, financial condition and results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factors Related to our Operations

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

Many of our employees work in small teams to provide specific services to customers and suppliers. They are trained to develop their knowledge of products, services, programs and practices and customer business needs, as well as to enhance the skills required to provide exceptional service and to manage our business. As they gain experience and develop their knowledge and skills, our employees become highly desired by other businesses. Therefore, to retain our employees and attract new ones, we have to provide a satisfying work environment and competitive compensation and benefits.

Acquisitions - Our growth strategy includes acquisitions of companies that complement or expand our existing business. Acquisitions involve unique risks and uncertainties, including difficulty in identifying and completing potential acquisitions.

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

We may be unable to identify acquisitions or strategic relationships we deem suitable. Even if we do, we may be unable to successfully complete any such transactions on favorable terms or at all, or to successfully integrate an acquired business, facilities, technologies, or products into our business or retain any key personnel, suppliers, or customers. Furthermore, even if we complete such transactions and effectively integrate the newly acquired business or strategic alliance into our existing operations, we may fail to realize the anticipated returns and/or fail to capture the expected benefits, such as strategic or operational synergies or cost savings.

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

Supply Chain issues, include a shortage of products, may increase our costs or cause a delay in fulfilling customer orders, completing services or purchasing products and services needed to support our internal operations, resulting in an adverse impact on our financial results.

Our business depends on the timely supply of products in order to meet the demands of our customers. At present, there is a worldwide shortage of certain technology products resulting from shortages in semiconductors and other components of those products. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times and the predictability of lead times for delivery of products, the costs of products and our ability to meet customer demands in a timely fashion. If we are unable to mitigate these disruptions, our financial results may be adversely impacted.

Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, pandemics (such as the ongoing COVID-19 pandemic) or other public health crises or other adverse occurrences affecting any of our suppliers’ facilities, could further disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons.

Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for United States customers are primarily sourced in the United States), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the United States, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the United States.

Supply chain issues, including a shortage of technology products and available services, may increase our costs or cause a delay in purchasing technology products needed to support our internal systems and infrastructure or operations, resulting in an impact on our operations and availability of our systems, which could result in a materially adverse effect on our operations and financial results.

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

As customers continue to face the negative economic impacts of COVID 19, recession and inflation, we may face heightened credit losses not otherwise experienced before the pandemic.

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

In particular, we are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our customers. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs and transit losses due to a congested supply chain. Increases in our shipping costs or transit losses may adversely affect our financial results if we are unable to pass on these higher costs to our customers.

In Brazil, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our customers, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified quickly, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, financial condition and results of operations.

Inventory - The value of our inventory may be adversely affected by market and other factors.

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers, by technological changes affecting the usefulness or desirability of our products or by foreign currency fluctuations. Most of our supplier agreements and most manufacturers’ policies have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items. However, these protections are limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these protections are not always reflected in supplier agreements and their application in a particular situation is dependent upon negotiations with our suppliers. As a result, occasionally we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition and results of operations.

Suppliers - Changes to supply agreement terms or lack of product availability from our suppliers could adversely affect our operating margins, revenues or the level of capital required to fund our operations.

A significant percentage of our net sales relates to products we purchase from relatively few suppliers, including Cisco and Zebra. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key suppliers could adversely affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. In addition, our suppliers have the ability to terminate sales to us. We have no guaranteed price or delivery agreements with our suppliers. In certain product categories, limited price protection or return rights offered by our suppliers may have a bearing on the amount of product we are willing to stock. Our inability to pass through to our customers the impact of these changes, as well as if we fail to develop or maintain systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

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

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our suppliers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply products on a timely basis, which has been more prevalent since the COVID-19 pandemic began. Specifically, shortages of computer chips may lead to product constraints and adversely affect our sales volumes and product availability. In addition, our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products or be unable to purchase our desired volume of products. Suppliers that currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-customers. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse impact on our operating results. We cannot provide any assurances that suppliers will maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or product lines.

Increasingly, our suppliers are combining and merging, leaving us with fewer alternative sources. Supplier consolidation may also lead to changes in the nature and terms of relationships with our suppliers. In addition, suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results. Any loss or deterioration of a major supplier relationship could adversely affect our business, financial condition and results of operations.

Liquidity and capital resources - Market factors and our business performance may increase the cost and decrease the availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.
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

In addition, the cost of borrowings under our existing sources of capital and any potential new sources of capital as a result of variable interest rates may increase, which could have an adverse effect on our financial condition. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn, inflation, rising interest rates and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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

Customer consolidation also may lead to changes in the nature and terms of relationships with our customers. The loss or deterioration of a major customer relationship could adversely affect our business, financial condition and results of operations. COVID-19's continued widespread disruptive economic impacts, economic recession, and higher interest rates and inflation could result in some of our customers shuttering their businesses, thus negatively impacting our revenues.

Litigation - We routinely are involved in litigation that can be costly and lead to adverse results.

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, employment disputes and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action lawsuits and other litigation resulting from disclosures that we or our officers and directors make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured or indemnified for the potential losses; in other instances we are not. An uninsured, under insured or non-indemnified adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in any dispute that we are a party to. See Item 3. "Legal Proceedings" for further discussion of our material legal matters.

Fair value measurement of goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. In addition, our decision to dispose of certain of our operations may require us to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. We recognized significant goodwill and intangible asset impairment in the fiscal year ended June 30, 2020. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

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
•Global economic and financial market instability related to the UK’s referendum withdrawal from the E.U., as well as instability from the possibility of withdrawal of other E.U. member states:
•Potential political and economic instability and changes in governments;
•Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, UK Bribery Act, and similar laws of other jurisdictions, governing our business activities outside the United States, the violation of which could result in severe penalties, including monetary fines, criminal proceedings and suspension of export or import privileges; and
•Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our customers, suppliers or service providers.

We currently transact business in the UK, where we also have offices. The UK's ongoing process of exiting the E.U. is a source of continued uncertainty. A number of agreements have already been made that alter the UK’s relationship with the E.U., including the terms of trade between the UK and the E.U. and the rest of the world. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. Changes resulting from these measures, including access to free trade agreements, tariffs and customs and currency fluctuations may cause us to lose customers, suppliers and employees and adversely affect our financial condition.

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

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse. Similarly, for the primary business operations, we utilize a single information system based in the United States for the majority of our North American operations, while our Brazilian and UK operations have separate systems. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions as a result of natural disasters, prolonged inclement weather, security breaches or otherwise would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and the lessening of competition for critical services, such as freight and communications.

Risk Factors Related to our Industry

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

General Risk Factors

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

We are subject to laws and regulations relating to customer privacy and the protection of personal information. Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or our information or other breach of such information security can result in legal claims or legal proceedings, including regulatory investigations and actions, and may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

COVID-19 - COVID-19 continues to create macroeconomic uncertainty and could negatively impact our financial results

We are vulnerable to the general economic impacts of pandemics, such as the COVID-19 pandemic, which continue to create significant macroeconomic uncertainty and supply chain constraints. These supply chain constraints have caused shortages in electronics components, resulting in extended lead times and unpredictability. The COVID-19 pandemic has also resulted in the implementation of numerous measures to contain the virus worldwide, which may continue to cause significant disruptions to the US and global economy. The extent to which COVID-19 and related challenges will continue to impact our results will depend on future developments, which are uncertain and cannot be predicted with confidence.

While we are unable to predict the ultimate impact that COVID-19 will have on our business, certain technologies have benefited from the widespread adoption to a work-from-anywhere business model, as well as the accelerated shift to digitize and automate processes. However, our revenues could decrease significantly if our suppliers are not able to supply us products in a timely manner. Additionally, our distribution centers may not be able to maintain staffing levels, which could affect our ability to ship products timely and negatively impact our cash flow.

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

Certain of our customers sell our products to government entities, which requires us to comply with additional laws, regulations and contractual requirements relating to how we conduct business. In complying with such laws, regulations and other requirements, we may incur additional costs. In addition, non-compliance with such laws, regulations and other requirements also may expose us to fines and penalties, including contractual damages or the loss of certain contracts or business. We also may be subject to increased scrutiny and investigation into our business practices, which may increase operating costs and increase legal liability, as well as expose us to additional reputational risk.

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

Economic weakness - Economic weakness, including recession and inflation, and geopolitical uncertainty could adversely affect our results and prospects.

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

The economic weakness brought about by COVID-19 may result in prolonged recession, inflation and increasing interest rates, which has the potential to disproportionately impact our business depending on which sectors of the economy and which geographies are most impacted.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.    Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2022, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	174,000	Owned	Headquarters - Principal Executive and Sales Offices
Greenville, SC	7,600	Leased	Sales and Administration Offices
Southaven, MS	741,000	Leased	Warehouse
Sacramento, CA	53,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse
Brazil
São José does Pinhais, Paraná, Brazil	24,000	Leased	Sales Office and Warehouse
Serra, Espírito Santo, Brazil	31,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	164,000	Leased	Sales Office and Warehouse

Of the 174,000 owned square footage in Greenville, South Carolina approximately 40,000 square feet is subleased to an unrelated third party. Our primary North American distribution operations are located in Southaven, Mississippi. We utilize the logistical services of various third party warehouses in the United States and Brazil. We also lease various additional sales offices and warehouse spaces, each approximately 20,000 square feet or less throughout the United States and international locations.
Management believes our office and warehouse facilities are adequate to support our operations at their current levels and for the foreseeable future.

ITEM 3.    Legal Proceedings.

The Company and our subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to us, we believe that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on our financial condition and results of operations.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." As of August 22, 2022, there were approximately 725 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2017.

	2017	2018	2019	2020	2021	2022
ScanSource, Inc.	$100	$100	$81	$60	$70	$77
NASDAQ Composite	$100	$124	$133	$169	$246	$188
SIC Code 5045 – Computers & Peripheral Equipment	$100	$113	$116	$86	$144	$131

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. In fiscal year 2022, we repurchased 550,194 shares totaling $18.2 million under the share repurchase program.

The following table shows the share-repurchase activity for the quarter ended June 30, 2022 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1, 2022 through April 30, 2022	197,677	$33.85	197,677	$84,249,021
May 1, 2022 through May 31, 2022	71,762	33.92	71,762	81,814,854
June 1, 2022 through June 30, 2022	662	38.98	—	81,814,854
Total	270,101		269,439

(1) Includes 662 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of June 2022. There were no shares withheld during the months of April and May 2022.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

ITEM 6.    [Reserved].

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, POS and payments, physical security and networking, communications and collaboration, connectivity and cloud services to our approximately 30,000 sales partners located in the United States, Canada, Brazil, the UK and Europe.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada, Brazil and the UK and consist of the following:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, SaaS, connectivity and cloud solutions and services through channel partners to end-customers. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

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

Recent Developments

Impact of the Macroeconomic Environment, Including Inflation and Supply Chain Constraints

The macroeconomic environment, including the economic impacts of supply chain constraints, rising interest rates and inflation continues to create significant uncertainty and may adversely affect our consolidated results of operations. We are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We are also mindful of the potential impact these conditions could have on our customers and suppliers.

In spite of these challenges and uncertainties, we believe we have managed the supply chain requirements of our customers and suppliers effectively to date. While we are unable to predict the ultimate impact these factors will have on our business, certain technologies have benefited from the widespread adoption to a work-from-anywhere business model, as well as the accelerated shift to digitize and automate processes.

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our partners, suppliers and employees, and we strive for operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to sales partners that solve end-customers’ challenges. ScanSource enables sales partners to deliver solutions for their customers to address changing end-customer buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services. As a trusted adviser to our sales partners, we provide customized solutions through our strong understanding of end-customer needs.

Results of Operations from Continuing Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales. Totals may not sum due to rounding.

	Fiscal Year Ended June 30,
	2022	2021	2020
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	87.9	88.9	88.3
Gross profit	12.1	11.1	11.7
Selling, general and administrative expenses	7.8	7.9	8.5
Depreciation expense	0.3	0.4	0.4
Intangible amortization expense	0.5	0.6	0.7
Restructuring and other charges	0.0	0.3	0.0
Impairment charges	0.0	0.0	4.0
Change in fair value of contingent consideration	0.0	0.0	0.2
Operating income	3.5	2.0	(2.1)
Interest expense	0.2	0.2	0.4
Interest income	(0.1)	(0.1)	(0.2)
Other (income) expense, net	0.0	0.0	0.0
Income (loss) from continuing operations before income taxes	3.4	1.8	(2.4)
Provision for income taxes	0.8	0.4	0.2
Net income (loss) from continuing operations	2.5	1.4	(2.6)
Net loss from discontinued operations	0.0	(1.1)	(3.7)
Net income (loss)	2.5%	0.3%	(6.3)%

Comparison of Fiscal Years Ended June 30, 2022, 2021 and 2020

Below is a discussion of fiscal years ended June 30, 2022, 2021 and 2020.

Net Sales

Fiscal year 2022 compared to fiscal year 2021

We have two reportable segments, which are based on technology. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ended June 30, 2022 and 2021.

	2022	2021	$ Change	% Change	% Change Constant Currency, Excluding Divestitures and Acquisitions (a)
	(in thousands)
Sales by Segment:
Specialty Technology Solutions	$2,082,321	$1,815,933	$266,388	14.7%	14.6%
Modern Communications & Cloud	1,447,614	1,334,873	112,741	8.4%	7.9%
Total net sales	$3,529,935	$3,150,806	$379,129	12.0%	11.8%

Sales by Geography Category:
United States	$3,173,694	$2,840,731	$332,963	11.7%	11.7%
International	356,241	310,075	46,166	14.9%	12.0%
Total net sales	$3,529,935	$3,150,806	$379,129	12.0%	11.8%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures and acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. During fiscal year 2022, net sales for this segment increased $266.4 million, or 14.7%, compared to fiscal year 2021. Excluding the foreign exchange positive impact of $1.7 million, adjusted net sales for fiscal year 2022 increased $264.7 million, or 14.6%, compared to the prior year. The increase in net sales and in adjusted net sales is primarily due to increased broad-based demand across our technologies.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil, Europe and the UK. During fiscal year 2022, net sales for this segment increased $112.7 million, or 8.4%, compared to fiscal year 2021. Excluding the foreign exchange positive impact of $7.1 million, adjusted net sales increased $105.6 million, or 7.9%, compared to the prior year. The increase in net sales and adjusted net sales is primarily due to increased demand across our communications solutions.

Intelisys connectivity and cloud net sales for fiscal year 2022 increased 14.4% year-over-year. For our Intelisys business, net sales reflect the net commissions received from suppliers after paying sales partner commissions. For fiscal year 2022, Intelisys net billings, which are amounts billed by suppliers to end users and represents annual recurring revenue, totaled approximately $2.25 billion. The fiscal year 2022 Intelisys net billings resulted in Intelisys net sales of approximately $74.3 million.

Fiscal year 2021 compared to fiscal year 2020

	2021	2020	$ Change	% Change	% Change Constant Currency, Excluding Divestitures and Acquisitions (a)
	(in thousands)
Sales by Segment:
Specialty Technology Solutions	$1,815,933	$1,580,441	$235,492	14.9%	16.1%
Modern Communications & Cloud	1,334,873	1,467,293	(132,420)	(9.0)%	(5.9)%
Total net sales	$3,150,806	$3,047,734	$103,072	3.4%	5.5%

Sales by Geography Category:
United States	$2,840,731	$2,755,134	$85,597	3.1%	3.1%
International	310,075	292,600	17,475	6.0%	28.5%
Total net sales	$3,150,806	$3,047,734	$103,072	3.4%	5.5%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

During fiscal year 2021, net sales for this segment increased $235.5 million, or 14.9%, compared to fiscal year 2020. Excluding the foreign exchange negative impact of $19.3 million, adjusted net sales for fiscal year 2021 increased $254.8 million, or 16.1%, compared to the prior year. The increase in net sales and in adjusted net sales is primarily due to higher sales volume across our technologies in North America.

Modern Communications & Cloud

During fiscal year 2021, net sales for this segment decreased $132.4 million, or 9.0%, compared to fiscal year 2020. Excluding the foreign exchange negative impact of $46.5 million, adjusted net sales decreased $86.0 million, or 5.9%, compared to the prior year. The decrease in net sales and adjusted net sales is primarily due to lower sales volume across our communications technologies. Intelisys connectivity and cloud net sales for fiscal year 2021 increased 13.1% year-over-year.

Gross Profit

Fiscal year 2022 compared to fiscal year 2021

The following table summarizes our gross profit for the fiscal years ended June 30, 2022 and 2021:

					% of Sales June 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$205,757	$158,833	$46,924	29.5%	9.9%	8.7%
Modern Communications & Cloud	220,767	191,883	28,884	15.1%	15.3%	14.4%
Total gross profit	$426,524	$350,716	$75,808	21.6%	12.1%	11.1%

Our gross profit is primarily affected by sales volume and gross margin mix. Gross margin mix is impacted by multiple factors, which include sales mix (proportion of sales of higher margin products or services relative to total sales), vendor program recognition (consisting of volume rebates, inventory price changes and purchase discounts) and freight costs. Increases in vendor program recognition decrease cost of goods sold, thereby increasing gross profit. Net sales derived from our Intelisys business contribute 100% to our gross profit dollars and margin as they have no associated cost of goods sold.

Specialty Technology Solutions

For the Specialty Technology Solutions segment, gross profit dollars increased $46.9 million. Higher sales volume, after considering the associated cost of goods sold, contributed $23.3 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $23.6 million, largely from higher vendor program recognition. For the year ended June 30, 2022, the gross profit margin increased 113 basis points over the prior-year to 9.9%.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, gross profit dollars increased $28.9 million. Higher sales volume, after considering the associated cost of goods sold, contributed $16.2 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $12.7 million, largely from a more favorable sales mix. For the year ended June 30, 2022, the gross profit margin increased 87 basis points over the prior year to 15.3%.

Fiscal year 2021 compared to fiscal year 2020

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$158,833	$153,511	$5,322	3.5%	8.7%	9.7%
Modern Communications & Cloud	191,883	202,058	(10,175)	(5.0)%	14.4%	13.8%
Total gross profit	$350,716	$355,569	$(4,853)	(1.4)%	11.1%	11.7%

Specialty Technology Solutions

For the Specialty Technology Solutions segment, gross profit dollars increased $5.3 million. Higher sales volume, after considering the associated cost of goods sold, contributed $22.9 million to the growth of gross profit dollars. Gross margin mix negatively impacted gross profit by $17.6 million, largely from lower vendor program recognition. For the year ended June 30, 2021, the gross profit margin decreased 96 basis points over the prior-year to 8.7%.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, gross profit dollars decreased $10.2 million. Lower sales volume, after considering the associated cost of goods sold, negatively impacted gross profit by $18.2 million. This impact was partially offset by a more favorable sales mix, which positively impacted gross profit by $8.0 million. For the year ended June 30, 2021, the gross profit margin increased 60 basis points over the prior year to 14.4%.

Operating expenses

Fiscal year 2022 compared to fiscal year 2021

The following table summarizes our operating expenses for the periods ended June 30, 2022 and 2021:

					% of Sales June 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Selling, general and administrative expenses	$275,442	$247,438	$28,004	11.3%	7.8%	7.9%
Depreciation expense	11,062	12,533	(1,471)	(11.7)%	0.3%	0.4%
Intangible amortization expense	17,853	19,488	(1,635)	(8.4)%	0.5%	0.6%
Restructuring and other charges	—	9,258	(9,258)	(100.0)%	—%	0.3%
Change in fair value of contingent consideration	—	516	(516)	(100.0)%	—%	—%
Operating expenses	$304,357	$289,233	$15,124	5.2%	8.6%	9.2%

Selling, general and administrative expenses ("SG&A") increased $28.0 million for the fiscal year ended June 30, 2022 compared to the prior year. The increase in SG&A expenses is primarily attributable to higher employee costs.

Restructuring and other charges incurred of $9.3 million during the fiscal year ended June 30, 2021 primarily related to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

We recorded expense of $0.5 million for the change in fair value of contingent consideration for the fiscal year ended June 30, 2021, all of which relates to Intelisys. The final Intelisys earnout payment was paid in October 2020.

Fiscal year 2021 compared to fiscal year 2020

The following table summarizes our operating expenses for the periods ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Selling, general and administrative expenses	$247,438	$259,535	$(12,097)	(4.7)%	7.9%	8.5%
Depreciation expense	12,533	13,033	(500)	(3.8)%	0.4%	0.4%
Intangible amortization expense	19,488	19,953	(465)	(2.3)%	0.6%	0.7%
Restructuring and other charges	9,258	604	8,654	*nm	0.3%	—%
Impairment charges	—	120,470	(120,470)	*nm	—%	4.0%
Change in fair value of contingent consideration	516	6,941	(6,425)	(92.6)%	—%	0.2%
Operating expenses	$289,233	$420,536	$(131,303)	(31.2)%	9.2%	13.8%
*nm - percentages are not meaningful

SG&A decreased $12.1 million for the fiscal year ended June 30, 2021 compared to the prior year. The decrease in SG&A expenses is primarily due to the expense reduction plan announced in July 2020, partially offset by a Brazilian tax recovery in the prior year that did not recur.

Restructuring and other charges incurred of $9.3 million during the fiscal year ended June 30, 2021 primarily related to employee severance and benefit costs in connection with our expense reduction plan implemented at the end of July 2020.

No impairment charges were recorded in the fiscal year ended June 30, 2021. Impairment charges for the fiscal year ended June 30, 2020 include $119.0 million in goodwill impairment charges and $1.4 million in intangible asset impairment charges for our Canpango business.

In fiscal 2021, we recorded a $0.5 million expense from change in fair value of contingent consideration, all of which is related to Intelisys. The expense is due to the recurring amortization of the unrecognized fair value discount and a reduction in the discount rate for the Intelisys liability.

Operating Income

Fiscal year 2022 compared to fiscal year 2021

The following table summarizes our operating income for the periods ended June 30, 2022 and 2021:

					% of Sales June 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$66,686	$29,566	$37,120	125.5%	3.2%	1.6%
Modern Communications & Cloud	55,511	43,551	11,960	27.5%	3.8%	3.3%
Corporate	(30)	(11,634)	11,604	99.7%	—%	—%
Total operating income	$122,167	$61,483	$60,684	98.7%	3.5%	2.0%

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $37.1 million, and operating margin increased to 3.2% for the fiscal year ended June 30, 2022 compared to the prior year. The increase in operating income and operating margin is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $12.0 million and the operating margin increased to 3.8% for the fiscal year ended June 30, 2022, compared to the prior year. The increase in operating income and margin is largely due to higher gross profits.

Corporate

Corporate incurred less than $0.1 million in divestiture costs for fiscal year ended June 30, 2022, compared to $11.6 million in divestiture and restructuring costs for the year ended June 30, 2021.

Fiscal year 2021 compared to fiscal year 2020

The following table summarizes our operating income for the periods ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Specialty Technology Solutions	$29,566	$(67,706)	$97,272	143.7%	1.6%	(4.3)%
Modern Communications & Cloud	43,551	6,739	36,812	546.3%	3.3%	0.5%
Corporate	(11,634)	(4,000)	(7,634)	(190.9)%	—%	—%
Total operating income (loss)	$61,483	$(64,967)	$126,450	194.6%	2.0%	(2.1)%

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $97.3 million, and operating margin increased to 1.6% for the fiscal year ended June 30, 2021 compared to the prior-year. The increase in operating income and operating margin for the fiscal year is due to goodwill impairment charges in the fiscal year 2020. Excluding goodwill impairment charges of $119.0 million in fiscal year 2020, adjusted operating income for the fiscal year ended June 30, 2021 decreased $21.7 million compared to the prior-year. The decrease in adjusted operating income is due to a Brazilian tax recovery in the prior year that did not recur.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $36.8 million and the operating margin increased to 3.3% for the fiscal year ended June 30, 2021, compared to the prior year. The increase in operating income and margin is largely due to lower employee-related expenses, which decreased year-over-year by $16.4 million, or 11.5%. The increase in operating income and margin is also due to impairment charges of $23.1 million in fiscal year 2020, which did not recur in fiscal year 2021.

Corporate

Corporate incurred $11.6 million in divestiture and restructuring costs for fiscal year ended June 30, 2021, compared to $4.0 million in acquisition and divestiture costs for the year ended June 30, 2020.

Total Other (Income) Expense

Fiscal year 2022 compared to fiscal year 2021

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2022 and 2021:

					% of Sales June 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Interest expense	$6,523	$6,929	$(406)	(5.9)%	0.2%	0.2%
Interest income	(4,333)	(3,097)	(1,236)	39.9%	(0.1)%	(0.1)%
Net foreign exchange losses	2,078	845	1,233	145.9%	0.1%	—%
Other, net	(724)	(729)	5	(0.7)%	—%	—%
Total other (income) expense	$3,544	$3,948	$(404)	(10.2)%	0.1%	0.1%

Interest expense reflects interest incurred on borrowings, non-utilization fees from our revolving credit facility and amortization of debt issuance costs. Interest expense decreased in fiscal 2022 as compared to 2021 primarily from lower interest rates including the spread during the first nine months of fiscal year 2022.

Interest income for the year ended June 30, 2022 and 2021 was generated on interest-bearing customer receivables principally in Brazil.

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

Fiscal year 2021 compared to fiscal year 2020

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2021 and 2020:

					% of Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
	(in thousands)
Interest expense	$6,929	$12,224	$(5,295)	(43.3)%	0.2%	0.4%
Interest income	(3,097)	(5,826)	2,729	(46.8)%	(0.1)%	(0.2)%
Net foreign exchange losses	845	525	320	61.0%	—%	—%
Other, net	(729)	(114)	(615)	539.5%	—%	—%
Total other (income) expense	$3,948	$6,809	$(2,861)	(42.0)%	0.1%	0.2%

Interest expense decreased in fiscal year 2021 as compared to 2020 principally from reduced borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2021 and 2020 was generated on interest-bearing customer receivables and interest earned on cash and cash equivalents, principally in Brazil.

Provision for Income Taxes

Income tax expense for continuing operations was $29.9 million and $12.1 million for the fiscal years ended June 30, 2022 and 2021, respectively, reflecting effective tax rates of 25.2% and 21.1%, respectively. The increase in the effective tax rate for fiscal year 2022 compared to fiscal year 2021 is primarily the result of an increase in non-deductible expenses and an inclusion for global intangible low taxed income.

We expect the fiscal year 2023 effective tax rate from continuing operations to be approximately 25.0% to 26.0%. See Note 14 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles ("US GAAP" or "GAAP"), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income; non-GAAP pre-tax income; non-GAAP net income; non-GAAP EPS; adjusted earnings before interest expense, income taxes, depreciation, and amortization ("adjusted EBITDA"); adjusted return on invested capital ("adjusted ROIC"); and constant currency. Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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

Adjusted EBITDA starts with net income and adds back interest expense, income tax expense, depreciation expense, amortization of intangible assets, changes in fair value of contingent consideration, and other non-GAAP adjustments. Since adjusted EBITDA excludes some non-cash costs of investing in our business and people, we believe that adjusted EBITDA shows the profitability from our business operations more clearly. Effective with the first quarter of fiscal year 2022, non-cash share-based compensation expense is also added back in calculating adjusted EBITDA. The presentation for adjusted EBITDA for all periods presented has been recast to reflect this change to enhance comparability between periods.
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the fiscal years ended June 30, 2022 and 2021, respectively.

	2022	2021
Adjusted return on invested capital ratio	17.0%	12.6%
The components of our adjusted ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2022	2021
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$88,698	$45,389
Plus: Interest expense	6,523	6,929
Plus: Income taxes	29,925	12,146
Plus: Depreciation and amortization	29,884	33,507
EBITDA (non-GAAP)	155,030	97,971
Plus: Share-based compensation	11,663	8,039
Plus: Change in fair value of contingent consideration	—	516
Plus: Divestiture costs(a)	30	2,376
Plus: Restructuring costs	—	9,047
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	166,723	117,949

	Fiscal Year Ended June 30,
	2022	2021
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$731,191	$678,246
Equity – end of the year	806,528	731,191
Plus: Share-based compensation, net	8,709	6,052
Plus: Change in fair value of contingent consideration, net	—	390
Plus: Divestiture costs(a)	30	2,337
Plus: Restructuring, net	—	6,840
Plus: Impact of discontinued operations, net	(100)	34,594
Average equity	773,179	729,825
Average funded debt(b)	209,114	202,869
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$982,293	$932,694

(a)     Includes divestiture costs for the year ended June 30, 2022 and 2021. Divestiture costs are generally non-deductible for tax purposes.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Net Sales in Constant Currency, Excluding Acquisitions and Divestitures
We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions prior to the first full year of operations from the acquisition date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency, excluding acquisitions:

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2022	2021	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$2,082,321	$1,815,933	$266,388	14.7%
Foreign exchange impact(a)	(1,710)	—
Non-GAAP net sales, constant currency	$2,080,611	$1,815,933	$264,678	14.6%

Modern Communications & Cloud:
Net sales, reported	$1,447,614	$1,334,873	$112,741	8.4%
Foreign exchange impact(a)	(7,115)	—
Non-GAAP net sales, constant currency	$1,440,499	$1,334,873	$105,626	7.9%

Consolidated:
Net sales, reported	$3,529,935	$3,150,806	$379,129	12.0%
Foreign exchange impact(a)	(8,825)	—
Non-GAAP net sales, constant currency	$3,521,110	$3,150,806	$370,304	11.8%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2022 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2021.

Net sales by segment
	Fiscal Year Ended June 30,
	2021	2020	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$1,815,933	$1,580,441	$235,492	14.9%
Foreign exchange impact(a)	19,311	—
Non-GAAP net sales, constant currency	$1,835,244	$1,580,441	$254,803	16.1%

Modern Communications & Cloud:
Net sales, reported	$1,334,873	$1,467,293	$(132,420)	(9.0)%
Foreign exchange impact(a)	46,470	—
Non-GAAP net sales, constant currency	$1,381,343	$1,467,293	$(85,950)	(5.9)%

Consolidated:
Net sales, reported	$3,150,806	$3,047,734	$103,072	3.4%
Foreign exchange impact(a)	65,781	—
Non-GAAP net sales, constant currency	$3,216,587	$3,047,734	$168,853	5.5%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2021 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2020.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2022	2021	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$3,173,694	$2,840,731	$332,963	11.7%

International:
Net sales, reported	$356,241	$310,075	$46,166	14.9%
Foreign exchange impact(a)	(8,825)	—
Non-GAAP net sales, constant currency	$347,416	$310,075	$37,341	12.0%

Consolidated:
Net sales, reported	$3,529,935	$3,150,806	$379,129	12.0%
Foreign exchange impact(a)	(8,825)	—
Non-GAAP net sales, constant currency	$3,521,110	$3,150,806	$370,304	11.8%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2022 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2021.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2021	2020	$ Change	% Change
United States:	(in thousands)
Net sales, as reported	$2,840,731	$2,755,134	$85,597	3.1%

International:
Net sales, as reported	$310,075	$292,600	$17,475	6.0%
Foreign exchange impact (a)	65,781	—
Non-GAAP net sales, constant currency	$375,856	$292,600	$83,256	28.5%

Consolidated:
Net sales, as reported	$3,150,806	$3,047,734	$103,072	3.4%
Foreign exchange impact (a)	65,781	—
Non-GAAP net sales, constant currency	$3,216,587	$3,047,734	$168,853	5.5%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2021 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2020.

Operating Income by Segment:
	Fiscal year ended June 30,				% of Net Sales June 30,
	2022	2021	$ Change	% Change	2022	2021
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$66,686	$29,566	$37,120	125.5%	3.2%	1.6%
Adjustments:
Amortization of intangible assets	6,005	6,441	(436)
Non-GAAP operating income	$72,691	$36,007	$36,684	101.9%	3.5%	2.0%

Modern Communications & Cloud:
GAAP operating income	$55,511	$43,551	$11,960	27.5%	3.8%	3.3%
Adjustments:
Amortization of intangible assets	11,848	13,047	(1,199)
Change in fair value of contingent consideration	—	516	(516)
Non-GAAP operating income	$67,359	$57,114	$10,245	17.9%	4.7%	4.3%

Corporate:
GAAP operating loss	$(30)	$(11,634)	$11,604	nm*	nm*	nm*
Adjustments:
Divestiture costs	30	2,376	(2,346)
Restructuring costs	—	9,258	(9,258)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$122,167	$61,483	$60,684	98.7%	3.5%	2.0%
Adjustments:
Amortization of intangible assets	17,853	19,488	(1,635)
Change in fair value of contingent consideration	—	516	(516)
Divestiture costs	30	2,376	(2,346)
Restructuring costs	—	9,258	(9,258)
Non-GAAP operating income	$140,050	$93,121	$46,929	50.4%	4.0%	3.0%

Operating Income by Segment:
	Fiscal year ended June 30,				% of Net Sales June 30,
	2021	2020	$ Change	% Change	2021	2020
Specialty Technology Solutions:	(in thousands)
GAAP operating income (loss)	$29,566	$(67,706)	$97,272	143.7%	1.6%	(4.3)%
Adjustments:
Amortization of intangible assets	6,441	6,441	—
Tax recovery	—	(5,480)	5,480
Impairment charges	—	97,398	(97,398)
Non-GAAP operating income	$36,007	$30,653	$5,354	17.5%	2.0%	1.9%

Modern Communications & Cloud:
GAAP operating income	$43,551	$6,739	$36,812	546.3%	3.3%	0.5%
Adjustments:
Amortization of intangible assets	13,047	13,512	(465)
Change in fair value of contingent consideration	516	6,941	(6,425)
Restructuring costs	—	604	(604)
Tax recovery	—	(2,583)	2,583
Impairment charges	—	23,072	(23,072)
Non-GAAP operating income	$57,114	$48,285	$8,829	18.3%	4.3%	3.3%

Corporate:
GAAP operating loss	$(11,634)	$(4,000)	$(7,634)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	2,376	4,000	(1,624)
Restructuring costs	9,258	—	9,258
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income (loss)	$61,483	$(64,967)	$126,450	194.6%	2.0%	(2.1)%
Adjustments:
Amortization of intangible assets	19,488	19,953	(465)
Change in fair value of contingent consideration	516	6,941	(6,425)
Acquisition and divestiture costs	2,376	4,000	(1,624)
Restructuring costs	9,258	604	8,654
Tax recovery	—	(8,063)	8,063
Impairment charges	—	120,470	(120,470)
Non-GAAP operating income	$93,121	$78,938	$14,183	18.0%	3.0%	2.6%

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

	Year ended June 30, 2022
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$275,442	$—	$—	$(30)	$—	$275,412
Operating income	122,167	17,853	—	30	—	140,050
Pre-tax income	118,623	17,853	—	30	—	136,506
Net income	88,698	13,412	—	30	—	102,140
Diluted EPS	$3.44	$0.52	$—	$—	$—	$3.97

	Year ended June 30, 2021
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Divestiture costs	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$247,438	$—	$—	$(2,376)	$—	$245,062
Operating income	61,483	19,488	516	2,376	9,258	93,121
Pre-tax income	57,535	19,488	516	2,376	9,258	89,173
Net income	45,389	14,753	390	2,337	6,999	69,868
Diluted EPS	$1.78	$0.58	$0.02	$0.09	$0.27	$2.74

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, inventory reserves to reduce inventories to the lower of cost or net realizable value, supplier incentives and goodwill. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. For further discussion of our significant accounting policies, refer to Note 1 - Business and Summary of Significant Accounting Policies.
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

Goodwill

We account for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby we compare the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our operating segments, Specialty Technology Solutions and Modern Communications & Cloud. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

Under ASC 350, if fair value of goodwill fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

•Industry WACC: We utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant in each respective geography.
•Operating income: We utilized historical and expected revenue growth rates, gross margins and operating expense percentages, which varied based on the projections of each reporting unit being evaluated.
•Cash flows from working capital changes: We utilized a projected cash flow impact pertaining to expected changes in working capital as each of our goodwill reporting units grow.
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2022 and 2021, we completed our annual impairment test as of April 30th and determined that our goodwill was not impaired.
See Note 8 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys, we agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. We paid the final earnout payments to the former shareholders of Intelisys in fiscal year 2021.
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
Cash and cash equivalents totaled $38.0 million, $62.7 million and $29.5 million at June 30, 2022, 2021 and 2020, respectively, of which $35.0 million, $52.1 million and $23.6 million was held outside of the United States as of June 30, 2022, 2021 and 2020, respectively. Checks released but not yet cleared from these accounts in the amounts of $18.0 million, $14.3 million and $17.1 million are classified as accounts payable as of June 30, 2022, 2021 and 2020, respectively.
We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $222.8 million to $709.5 million at June 30, 2022 from $486.7 million at June 30, 2021, primarily from increases in accounts receivable and inventory. Our net investment in working capital totaled $431.3 million at June 30, 2020. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the fiscal year ended June 30, 2022, our working capital investment increased to support our 12.0% year-over-year net sales growth.

	Year ended
Cash (used in) provided by:	June 30, 2022	June 30, 2021	June 30, 2020
	(in thousands)
Operating activities of continuing operations	$(124,354)	$116,767	$182,033
Investing activities of continuing operations	(3,724)	31,993	(55,308)
Financing activities of continuing operations	108,106	(118,824)	(152,686)

Net cash used in operating activities was $124.4 million for the year ended June 30, 2022, compared to $116.8 million provided by operating activities for the year ended June 30, 2021. The decrease of $241.1 million was primarily due to increased accounts receivable, which were 28% higher than in 2021, attributable to net sales growth year-over-year. Also contributing to the decrease in operating cash flows were increased inventory levels, which were 31% higher than in 2021, to support net sales growth. Cash provided by operating activities is subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable and other working capital items.
The number of days sales outstanding ("DSO") was 68 at June 30, 2022, compared to 60 at June 30, 2021 and 63 at June 30, 2020. The increase in DSO for fiscal year 2022 is primarily a result of the timing of sales resulting in higher net receivables at period end. Throughout the current fiscal year, DSO ranged from 62 to 69. Inventory turnover was 5.6 times during the fourth quarter of the current fiscal year, compared to 6.5 times and 4.5 times in the fourth quarter of fiscal year 2021 and 2020, respectively. Throughout the current fiscal year, inventory turnover ranged from 5.1 to 6.3 times.

Cash used in investing activities was $3.7 million in fiscal year June 30, 2022, as compared to cash provided by investing activities of $32.0 million for the year ended June 30, 2021. Cash used in investing activities for fiscal year 2020 was $55.3 million. Cash used in investing activities for fiscal year 2022 represents capital expenditures, partially offset by proceeds from the sale of our discontinued operations. Cash provided by investing activities for fiscal year 2021 is primarily attributable to cash received for the disposal of our Latin American and Europe entities. Cash used in investing activities for fiscal year 2020 is primarily attributable to cash used to purchase intY.

Management expects capital expenditures for fiscal year 2023 to range from $6.5 million to $8.5 million, primarily for IT investments and facility improvements.

Cash provided by financing activities totaled $108.1 million for the fiscal year ended June 30, 2022, primarily from net borrowings on the revolving line of credit, partially offset by our stock repurchases. Cash used in financing activities totaled $118.8 million and $152.7 million for the fiscal years ended June 30, 2021 and 2020, primarily from net repayments on the revolving line of credit.

Share Repurchase Program

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. Since the inception of the program, in fiscal year 2022, we repurchased 550,194 shares totaling $18.2 million.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks. On April 30, 2019, we amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. On December 23, 2021, we entered into an amendment to the Amended Credit Agreement which, among other things, replaced LIBOR as the benchmark rate for non-U.S. Dollar loans and provided for an interpolated rate for 7-day LIBOR for U.S. Dollar loans. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” we may increase our borrowings by up to an additional $250 million, for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase.

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

The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility as of June 30, 2022. There was $135.8 million and $0.0 million outstanding on the revolving credit facility at June 30, 2022 and 2021, respectively.

The average daily balance on the revolving credit facility, excluding the term loan facility, was $69.0 million for the year ended June 30, 2022. Including borrowings for both continuing and discontinued operations, the average daily balance on the revolving credit facility, excluding the term loan facility was $54.6 million for the year ended 2021. There were no letters of credit issued as of June 30, 2022 and 2021. There was $214.2 million and $350.0 million available for additional borrowings as of June 30, 2022 and 2021, respectively. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA and (2) Credit Facility EBITDA relative to total interest expense respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2022, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $214.2 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2022, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Earnout Payments

In fiscal year 2021, we paid the final earnout payment to the former shareholders of Intelisys related to their acquisition on August 29, 2016.

Contractual Obligations

At June 30, 2022, we had $135.8 million outstanding under our revolving credit facility. We also had $135.3 million outstanding under our term loan facility, $11.25 million of which matures in fiscal year 2023. Our revolving credit facility and our term loan facility have an April 30, 2024 maturity date. The remaining principal debt payments, which total $4.1 million, have maturity dates in 2024 through 2032. See Footnote 9 - Short Term Borrowings and Long Term Debt.

We also had a non-cancelable operating lease agreement of $17.6 million at June 30, 2022, of which $5.2 million is expected to be paid within the next 12 months. Remaining amounts are expected to be paid through 2028. See Footnote 15 - Leases.

Summary
We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds under our credit agreements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. We also believe that our longer-term working capital, planned expenditures and other general funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Our principal exposure to changes in financial market conditions in the normal course of our business is a result of our selective use of bank debt and transacting business in foreign currencies in connection with our foreign operations.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately a $1.1 million and $1.0 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2022 and 2021, respectively.

We evaluate our interest rate risk and may use interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2022 and 2021 we had $271.2 million and $143.2 million, respectively, in variable rate debt. In connection with the borrowings under the credit facility including potential future amendments or extensions of the facility, we entered into an interest rate swap with a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. The purpose of the interest rate swap is to manage or hedge our exposure to floating rate debt and achieve a desired proportion of fixed versus floating rate debt. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Brazil and the UK. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $2.2 million and $1.4 million increase or decrease in pre-tax income for fiscal years ended June 30, 2022 and 2021, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, British pounds and Canadian dollars. At June 30, 2022 and 2021, the fair value of our currency forward contracts were a net asset or payable of less than $0.1 million.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 23, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2014.

Columbia, South Carolina
August 23, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated August 23, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton, LLP

Columbia, South Carolina
August 23, 2022

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$37,987	$62,718
Accounts receivable, less allowance of $16,806 at June 30, 2022 and $19,341 at June 30, 2021	729,442	568,984
Inventories	614,814	470,081
Prepaid expenses and other current assets	141,562	117,860
Total current assets	1,523,805	1,219,643
Property and equipment, net	37,477	42,836
Goodwill	214,435	218,877
Identifiable intangible assets, net	84,427	104,860
Deferred income taxes	15,668	21,853
Other non-current assets	61,616	63,615
Total assets	$1,937,428	$1,671,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$714,177	$634,805
Accrued expenses and other current liabilities	88,455	87,790
Income taxes payable	34	2,501
Current portion of long-term debt	11,598	7,843
Total current liabilities	814,264	732,939
Deferred income taxes	3,144	3,954
Long-term debt, net of current portion	123,733	135,331
Borrowings under revolving credit facility	135,839	—
Other long-term liabilities	53,920	68,269
Total liabilities	1,130,900	940,493
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,187,351 and 25,499,465 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	64,297	71,253
Retained earnings	846,869	758,071
Accumulated other comprehensive loss	(104,638)	(98,133)
Total shareholders’ equity	806,528	731,191
Total liabilities and shareholders’ equity	$1,937,428	$1,671,684

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2022, 2021 and 2020
(in thousands, except per share information)

	2022	2021	2020
Net sales	$3,529,935	$3,150,806	$3,047,734
Cost of goods sold	3,103,411	2,800,090	2,692,165
Gross profit	426,524	350,716	355,569
Selling, general and administrative expenses	275,442	247,438	259,535
Depreciation expense	11,062	12,533	13,033
Intangible amortization expense	17,853	19,488	19,953
Restructuring and other charges	—	9,258	604
Impairment charges	—	—	120,470
Change in fair value of contingent consideration	—	516	6,941
Operating income (loss)	122,167	61,483	(64,967)
Interest expense	6,523	6,929	12,224
Interest income	(4,333)	(3,097)	(5,826)
Other expense, net	1,354	116	411
Income (loss) before income taxes	118,623	57,535	(71,776)
Provision for income taxes	29,925	12,146	7,451
Net income (loss) from continuing operations	88,698	45,389	(79,227)
Net income (loss) from discontinued operations	100	(34,594)	(113,427)
Net income (loss)	$88,798	$10,795	$(192,654)

Per share data:
Net income (loss) from continuing operations per common share, basic	$3.48	$1.79	$(3.12)
Net loss from discontinued operations per common share, basic	—	(1.36)	(4.47)
Net income (loss) per common share, basic	$3.48	$0.42	$(7.59)
Weighted-average shares outstanding, basic	25,504	25,423	25,378

Net income (loss) from continuing operations per common share, diluted	$3.44	$1.78	$(3.12)
Net loss from discontinued operations per common share, diluted	—	(1.36)	(4.47)
Net income (loss) per common share, diluted	$3.45	$0.42	$(7.59)
Weighted-average shares outstanding, diluted	25,758	25,518	25,378

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Net income (loss)	$88,798	$10,795	$(192,654)
Unrealized gain (loss) on hedged transaction, net of tax	5,833	2,249	(4,646)
Foreign currency translation adjustment	(12,338)	20,778	(38,061)
Realized foreign currency loss from discontinued operations	—	11,635	—
Comprehensive income (loss)	$82,293	$45,457	$(235,361)

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2022, 2021 and 2020
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	25,408,397	$64,287	$939,930	$(90,088)	$914,129
Net loss	—	—	(192,654)	—	(192,654)
Unrealized loss on hedged transaction, net of tax	—	—	—	(4,646)	(4,646)
Foreign currency translation adjustment	—	—	—	(38,061)	(38,061)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	120,969	(599)	—	—	(599)
Common stock repurchased	(168,068)	(5,432)	—	—	(5,432)
Share-based compensation	—	5,509	—	—	5,509
Balance at June 30, 2020	25,361,298	63,765	747,276	(132,795)	678,246
Net income	—	—	10,795	—	10,795
Unrealized gain on hedged transaction, net of tax	—	—	—	2,249	2,249
Foreign currency translation adjustment	—	—	—	20,778	20,778
Realized foreign currency loss from discontinued operations	—	—	—	11,635	11,635
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	138,167	(585)	—	—	(585)
Share-based compensation	—	8,073	—	—	8,073
Balance at June 30, 2021	25,499,465	71,253	758,071	(98,133)	731,191
Net income	—	—	88,798	—	88,798
Unrealized gain on hedged transaction, net of tax	—	—	—	5,833	5,833
Foreign currency translation adjustment	—	—	—	(12,338)	(12,338)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	238,080	(450)	—	—	(450)
Common stock repurchased	(550,194)	(18,203)	—	—	(18,203)
Share-based compensation	—	11,697	—	—	11,697
Balance at June 30, 2022	25,187,351	$64,297	$846,869	$(104,638)	$806,528

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$88,798	$10,795	$(192,654)
Net income (loss) from discontinued operations	100	(34,594)	(113,427)
Net income (loss) from continuing operations	88,698	45,389	(79,227)
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	29,884	33,507	35,328
Amortization of debt issue costs	417	417	417
Provision for doubtful accounts	1,514	338	1,621
Share-based compensation	11,663	8,039	5,478
Impairment charges	—	—	120,470
Deferred income taxes	5,737	2,916	(12,193)
Change in fair value of contingent consideration	—	516	6,941
Contingent consideration payments excess	—	(5,457)	(3,050)
Finance lease interest	34	119	85
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(165,939)	(118,859)	57,477
Inventories	(145,962)	(12,301)	86,177
Prepaid expenses and other assets	(27,371)	(18,753)	(13,880)
Other non-current assets	1,123	9,948	(13,563)
Accounts payable	82,969	175,120	(20,846)
Accrued expenses and other liabilities	(4,869)	(493)	11,239
Income taxes payable	(2,252)	(3,679)	(441)
Net cash (used in) provided by operating activities of continuing operations	(124,354)	116,767	182,033
Cash flows from investing activities of continuing operations:
Capital expenditures	(6,849)	(2,363)	(6,387)
Cash paid for business acquisitions, net of cash acquired	—	—	(48,921)
Cash received for business disposal	3,125	34,356	—
Net cash (used in) provided by investing activities of continuing operations	(3,724)	31,993	(55,308)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	2,166,409	1,881,679	2,085,918
Repayments on revolving credit, net of expenses	(2,030,569)	(1,949,392)	(2,190,595)
Repayments on long-term debt, net	(7,843)	(7,839)	(4,085)
Repayments of finance lease obligations	(1,238)	(1,294)	(1,765)
Contingent consideration payments	—	(41,393)	(35,482)
Exercise of stock options	2,304	451	754
Taxes paid on settlement of equity awards	(2,754)	(1,036)	(1,353)
Repurchase of common stock	(18,203)	—	(6,078)
Net cash provided by (used in) financing activities of continuing operations	108,106	(118,824)	(152,686)

	2022	2021	2020
	(continued)
Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	—	24,173	44,238
Net cash flows used in investing activities of discontinued operations	—	(58)	(77)
Net cash flows (used in) financing activities of discontinued operations	—	(29,494)	(3,921)
Net cash flows (used in) provided by discontinued operations	—	(5,379)	40,240
Effect of exchange rate changes on cash and cash equivalents	(4,759)	3,706	(3,642)
(Decrease) increase in cash and cash equivalents	(24,731)	28,263	10,637
Cash and cash equivalents at beginning of period	62,718	34,455	23,818
Cash and cash equivalents at end of period	37,987	62,718	34,455
Cash and cash equivalents of discontinued operations	—	—	4,970
Cash and cash equivalents of continuing operations	$37,987	$62,718	$29,485

Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$6,066	$6,412	$11,959
Income taxes paid during the year	$29,418	$12,002	$16,869
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022
(1)    Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world's leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology.

Segment Changes

The Company has moved all of its communications and collaboration business to the Modern Communications & Cloud segment. This technology alignment better represents the operating and financial performance information provided to the Company's chief operating decision maker.

The Company has reclassified certain prior-year amounts in the segment results to conform with current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 17 - Segment Information for descriptions of the Company's segments.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2022, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the allowance for uncollectible accounts receivable, asset impairments, inventory reserves, purchase price allocations, goodwill and intangibles and supplier incentives. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following accounting policies relate to the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

items, all qualifying sales and purchases are considered in calculating the rebates and cash receipts or credit memos received are appropriately applied. The determination of achievement-based rebates requires management to make assumptions about future purchases and sales. Estimates are based on the terms of the incentive program and historical experiences.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $18.0 million and $14.3 million are classified as accounts payable as of June 30, 2022 and 2021, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation or other insured limits. Cash and cash equivalents held outside of the United States for continuing operations totaled $35.0 million and $52.1 million as of June 30, 2022 and 2021, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Brazil and the UK. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. Sales to any one customer were less than 10% of the Company’s net sales for fiscal years 2022, 2021 and 2020.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the years ended June 30, 2022, 2021 and 2020.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $25.2 million and $31.2 million as of June 30, 2022 and June 30, 2021, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $2.6 million and $4.9 million at June 30, 2022 and June 30, 2021, respectively.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or net realizable value.

Supplier Programs

The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that the Company use the suppliers' cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to net sales. ASC 606, Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer (i.e., the Company) receiving advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the years ended June 30, 2022, 2021 and 2020.

Product Warranty

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

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

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The Company's goodwill reporting units align directly with its operating segments, Specialty Technology Solutions and Modern Communications & Cloud. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

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

No goodwill impairment charges were recognized for the fiscal years ended June 30, 2022 and 2021. Goodwill impairment charges totaled $119.0 million for the fiscal year ended June 30, 2020 and are included in the impairment charges line item in the Consolidated Income Statements. See Note 8 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

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

These assets are shown in detail in Note 8 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2022 and 2021. Intangible asset impairment charges totaled $1.4 million for our continuing operations for the fiscal year ended June 30, 2020 and are included in the impairment charges line item in the Consolidated Income Statements. See Note 8 - Goodwill and Other Identifiable Intangible Assets for more information regarding intangible asset impairment charges.

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

Liability for Contingent Consideration
In addition to the initial cash consideration paid to former shareholders of Intelisys, the Company agreed to make additional earnout payments based on future results through a specified date based on a multiple of the subsidiary’s pro forma earnings as defined in the respective purchase agreements. The Company paid the final earnout payment to the former shareholders of Intelisys during fiscal year 2021.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

tax, legal and other regulatory matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from a Company warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses. For more detailed disclosures on the Company's revenue recognition policies, see Note 3 - Revenue Recognition.

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2022, 2021 and 2020. Deferred advertising costs for each of these three fiscal years were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include U.S. dollars, Brazilian reais, British pounds, euros and Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. In accordance with ASC 740, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized. Additionally, the Company maintains reserves for uncertain tax provisions. See Note 14 - Income Taxes for further discussion.

Share-Based Payments

The Company accounts for share-based compensation using the provisions of ASC 718, Accounting for Stock Compensation, which requires the recognition of the fair value of share-based compensation. Furthermore, the Company adopted ASU 2016-09, which simplified several aspects of the accounting for share-based compensation, including income tax effects, forfeitures, statutory withholding requirements and cash flow statement classifications. Share-based compensation is estimated at the grant date based on the fair value of the awards. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASU 2016-09 allows companies to elect an accounting policy to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. The Company estimates the total number of awards expected to be forfeited at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ. The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Common stock repurchases

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) requiring lessees to reflect most leases on their balance sheets and recognize expenses on their income statements in a manner similar to current guidance. Under the new guidance, lessees are required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. For leases with a lease term of 12 months or less, as long as the lease does not include options to purchase the underlying assets, lessees can elect not to recognize a lease liability and right-of-use asset. Under the new guidance, lessor accounting is largely unchanged, and the accounting for sale and leaseback transactions is simplified. This ASU was effective for the Company beginning in the first quarter of fiscal 2020. Entities are required to use the modified retrospective approach of adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.  The Company adopted the standard on July 1, 2019 and applied it at the beginning of the period of adoption. The adoption of this standard was not material to the Company's Condensed Consolidated Income Statements. See Note 15 - Leases for additional lease disclosures.

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
June 30, 2022

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

The changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2022, 2021 and 2020 are set forth in the tables below.

Description	Balance at Beginning of Period	Amounts Charged to Expense	Write-offs	Other (1)	Balance at End of Period
	(in thousands)
Allowance for bad debt:
Year ended June 30, 2020	$27,521	1,621	(5,176)	(2,060)	$21,906
Trade and current note receivable allowance					$21,906
Year ended June 30, 2021	$21,906	338	(4,556)	1,653	$19,341
Trade and current note receivable allowance					$19,341
Year ended June 30, 2022	$19,341	1,514	(1,751)	(2,298)	$16,806
Trade and current note receivable allowance					$16,806

(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

(3)     Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility, barcode, POS, payments, physical security, unified communications, collaboration, telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

Significant Judgments:

Principal versus Agent Considerations

The Company is the principal for sales of hardware, and certain software services. The Company considers itself the principal in those transactions where it has control of the product or service before it is transferred to the customer. The Company recognizes the principal-associated revenue and cost of goods sold on a gross basis.

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
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

	Fiscal year ended June 30, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:	(in thousands)
Hardware, software and cloud (excluding Intelisys)	$2,082,321	$1,373,342	$3,455,663
Intelisys connectivity and cloud	—	74,272	74,272
	$2,082,321	$1,447,614	$3,529,935

	Fiscal year ended June 30, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:		(in thousands)
Hardware, software and cloud (excluding Intelisys)	$1,815,933	$1,269,930	$3,085,863
Intelisys connectivity and cloud	—	64,943	64,943
	$1,815,933	$1,334,873	$3,150,806

	Fiscal year ended June 30, 2020
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:		(in thousands)
Hardware, software and cloud (excluding Intelisys)	$1,580,441	$1,409,872	$2,990,313
Intelisys connectivity and cloud	—	57,421	57,421
	$1,580,441	$1,467,293	$3,047,734

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

(4)    Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal year ended June 30,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$88,698	$45,389	$(79,227)
Net income (loss) from discontinued operations	100	(34,594)	(113,427)
Net income (loss)	$88,798	$10,795	$(192,654)

Denominator:
Weighted-average shares, basic	25,504	25,423	25,378
Dilutive effect of share-based payments	254	95	—
Weighted-average shares, diluted(1)	25,758	25,518	25,378

Net income (loss) from continuing operations per common share, basic	$3.48	$1.79	$(3.12)
Net loss from discontinued operations per common share, basic	—	(1.36)	(4.47)
Net income (loss) per common share, basic	$3.48	$0.42	$(7.59)

Net income (loss) from continuing operations per common share, diluted	$3.44	$1.78	$(3.12)
Net loss from discontinued operations per common share, diluted	—	(1.36)	(4.47)
Net income (loss) per common share, diluted	$3.45	$0.42	$(7.59)

(1) The Company calculates weighted average shares of common stock in accordance with ASC 260, Earnings per Share. The Company's diluted weighted average shares for the year ended June 30, 2020 are the same as basic weighted average shares due to net loss from continuing operations.

For the years ended June 30, 2022, 2021 and 2020, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 926,286, 1,297,214 and 1,040,226, respectively.

(5)    Property and Equipment

Property and equipment is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

	June 30,
	2022	2021
	(in thousands)
Land	$2,999	$3,319
Buildings and leasehold improvements	19,838	20,947
Computer software and equipment	72,289	74,432
Furniture, fixtures and equipment	15,223	15,359
Construction in progress	209	123
Rental equipment	9,539	9,379
	120,097	123,559
Less accumulated depreciation	(82,620)	(80,723)
	$37,477	$42,836

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $11.1 million, $12.5 million and $13.0 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $1.0 million, $1.5 million and $2.3 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

(6)    Other Assets and Liabilities, Current and Noncurrent

The table below details prepaid expenses and other current assets.

	June 30,
	2022	2021
	(in thousands)
Other receivables	$70,105	$73,113
Prepaid expense	51,013	23,641
Other taxes receivable	5,177	9,473
Other current assets	15,267	11,633
	$141,562	$117,860

The table below details accrued expenses and other current liabilities.

	June 30,
	2022	2021
	(in thousands)
Deferred warranty revenue	$9,640	$9,752
Accrued compensation	25,180	27,340
Other taxes payable	10,852	15,183
Accrued marketing expense	7,697	5,536
Accrued freight	3,421	3,528
Short-term operating lease liability	4,499	4,284
Other accrued liabilities	27,166	22,167
	$88,455	$87,790

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The table below details other long-term liabilities.

	June 30,
	2022	2021
	(in thousands)
Long-term deferred warranty revenue	$4,706	$2,958
Long-term deferred compensation liability	22,558	26,229
Interest rate swap	—	6,280
Long-term income taxes payable	5,269	5,971
Long-term operating lease liability	13,085	16,550
Other long-term liabilities	8,302	10,281
	$53,920	$68,269

(7)    Acquisitions

intY

On July 1, 2019, the Company acquired all of the outstanding shares of intY and its CASCADE cloud services distribution platform. The purchase price of this acquisition, net of cash acquired, was approximately $48.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. Intangible assets acquired include trade names, customer relationships, and developed technology. Goodwill recognized on this acquisition is not deductible for tax purposes. See Note 8 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with this acquisition. The impact of this acquisition was not material to the consolidated financial statements. The Company recognized $0.3 million for the fiscal year ended June 30, 2020 in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements in connection with this acquisition. This acquisition is included in the Modern Communications & Cloud segment.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

(8)    Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Specialty Technology Solutions and Modern Communications & Cloud. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2022 and 2021, no impairment charges related to goodwill were recorded. For the fiscal year ended June 30, 2020, the Company's projected growth and operating margins were impacted by the worldwide economic hardships created by COVID-19 and as such recognized a goodwill impairment charge of $119.0 million, which is recorded to the impairment charges line item in the Consolidated Income Statements.

Changes in the carrying amount of goodwill for the years ended June 30, 2022 and 2021, by reportable segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2020	$16,370	$197,918	$214,288
Unrealized gain on foreign currency translation	—	4,589	4,589
Balance at June 30, 2021	$16,370	$202,507	$218,877
Unrealized loss on foreign currency translation	—	(4,442)	(4,442)
Balance at June 30, 2022	$16,370	$198,065	$214,435

The following table shows the Company’s identifiable intangible assets as of June 30, 2022 and 2021, respectively.

	June 30, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$137,366	$79,147	$58,219	$139,262	$68,716	$70,546
Trade names	19,480	12,469	7,011	19,750	10,102	9,648
Non-compete agreements	2,410	2,396	14	2,410	2,271	139
Supplier partner program	4,085	2,051	2,034	4,085	1,621	2,464
Encryption key library	19,900	12,230	7,670	19,900	9,743	10,157
Developed technology	13,865	4,386	9,479	15,165	3,259	11,906
Total intangibles	$197,106	$112,679	$84,427	$200,572	$95,712	$104,860

During fiscal year 2020, the Company recorded $1.4 million in impairment charges in customer relationships, trade names and non-compete agreements related to the acquisition of Canpango. This charge is included in the impairment charges line item in the Consolidated Income Statements. No impairment charges were recognized in fiscal years ended June 30, 2022 and 2021.

The weighted-average amortization period for all intangible assets was approximately 10 years for the fiscal years ended June 30, 2022, 2021 and 2020. Amortization expense for continuing operations for the years ended June 30, 2022, 2021 and 2020 was $17.9 million, $19.5 million and $20.0 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2023	$16,746
2024	16,642
2025	16,642
2026	12,775
2027	6,602
Thereafter	15,020
Total	$84,427

(9)    Short Term Borrowings and Long Term Debt
The following table shows the Company’s short-term and long-term debt as of June 30, 2022 and 2021, respectively.

	June 30,
	2022	2021
	(in thousands)
Current portion of long-term debt	$11,598	$7,843
Mississippi revenue bond, net of current portion	3,733	4,081
Senior secured term loan facility, net of current portion	120,000	131,250
Borrowings under revolving credit facility	135,839	—
Total debt	$271,170	$143,174

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks. On April 30, 2019, the Company amended this credit facility to expand the borrowing capacity and extend its maturity to April 30, 2024. On December 23, 2021, the Company entered into an amendment to the Amended Credit Agreement which, among other things, replaced LIBOR as the benchmark rate for non-U.S. Dollar loans and provided for an interpolated rate for 7-day LIBOR for U.S. Dollar loans. The Amended Credit Agreement includes (i) a five-year $350 million multi-currency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. Pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million for a total of up to $750 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit, subject to obtaining additional credit commitments from the lenders participating in the increase. Borrowings under the Amended Credit Agreement are secured by substantially all of the domestic assets of the Company and a pledge of up to 65% of capital stock or other equity interest in certain foreign subsidiaries determined to be either material or a subsidiary borrower as defined in the Amended Credit Agreement. Under the terms of the revolving credit facility, the payment of cash dividends is restricted.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The spread in effect as of June 30, 2022 was 1.25% for LIBOR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2022 was 0.20%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2022.
The average daily balance on the revolving credit facility, excluding the term loan facility, was $69.0 million during the fiscal year ended June 30, 2022. Including borrowings for both continuing and discontinued operations, the average daily balance on the revolving credit facility was $54.6 million for the fiscal year ended June 30, 2021. There was $214.2 million and $350.0 million available for additional borrowings as of June 30, 2022 and 2021, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2022 and 2021.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to 30-day LIBOR plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2022, the Company was in compliance with all covenants under this bond. The interest rates at June 30, 2022 and 2021 were 1.97% and 0.94%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility from continuing operations and long-term debt at June 30, 2022 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2023	$—	$11,250	$348
2024	135,839	120,000	352
2025	—	—	357
2026	—	—	361
2027	—	—	366
Thereafter	—	—	2,297
Total principal payments	$135,839	$131,250	$4,081

Debt Issuance Costs

As of June 30, 2022, net debt issuance costs associated with the credit facility and bonds totaled $0.8 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

balance sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

Foreign Currency Derivatives – The Company conducts a portion of its business internationally in a variety of foreign currencies and is exposed to market risk for changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures with natural offsets to the fullest extent possible and once these opportunities have been exhausted the Company uses currency options and forward contracts or other hedging instruments with third parties. These contracts will periodically hedge the exchange of various currencies, including the U.S. dollar, Brazilian real, British pound, euro and Canadian dollar for continuing operations. See Note 1- Business and Summary of Significant Accounting Policies for more information regarding the Company's policy on derivative financial instruments.

The Company had contracts outstanding with notional amounts of $34.5 million and $27.9 million for the exchange of foreign currencies as of June 30, 2022 and 2021, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal year ended June 30,
	2022	2021	2020
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(304)	$3,462	$(3,975)
Net foreign currency transactional and re-measurement losses (gains)	2,382	(2,617)	4,500
Net foreign currency losses	$2,078	$845	$525

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
Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. The Company entered into an interest rate swap agreement, which was subsequently settled, and entered into a new amended agreement on April 30, 2019. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2022 and 2021.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$2,088	$2,250	$799
Unrealized gain (loss) in fair value of interest swap rates	5,748	731	(6,900)
Net increase (decrease) in accumulated other comprehensive income (loss)	7,836	2,981	(6,101)
Income tax effect	(2,003)	(732)	1,455
Net increase (decrease) in accumulated other comprehensive income, net of tax	$5,833	$2,249	$(4,646)

The Company has the following derivative instruments for continuing operations located on the Consolidated Balance Sheets as of June 30, 2022, utilized for the risk management purposes detailed above:

	June 30, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Interest rate swap agreement	Other current assets	$1,686	$—

Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$5
Foreign currency hedge	Other current liabilities	$93	$—

The Company has the following derivative instruments located on the Consolidated Balance Sheets as of June 30, 2021, utilized for the risk management purposes detailed above:

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements, interest rate swap agreements and contingent consideration owed to the previous owners of Intelisys. The carrying value of debt listed in Note 8 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,178	$25,178	$—	$—
Interest rate swap agreement	1,686	—	1,686	—
Total assets at fair value	$26,864	$25,178	$1,686	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,178	$25,178	$—	$—
Forward foreign currency exchange contracts	5	—	5	—
Foreign currency hedge	93	—	93	—
Total liabilities at fair value	$25,276	$25,178	$98	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

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
The Company recorded contingent consideration liabilities at the acquisition date of Intelisys representing the amounts payable to former shareholders, as outlined under the terms of the purchase agreement, based upon the achievement of a projected earnings measure, net of specific pro forma adjustments. Intelisys is part of the Company's Modern Communications & Cloud segment. The fair value of the contingent considerations (Level 3) is determined using a form of a probability weighted discounted cash flow model.

The table below provides a summary of the changes in fair value of the Company's contingent considerations for the Intelisys earnout, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2021.

June 30, 2021
Modern Communications & Cloud
(in thousands)
Fair value at beginning of period	$46,334
Payments	(46,850)
Change in fair value	516
Fair value at end of period	$—

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The fair values of amounts owed were recorded in the current portion of contingent consideration and the long-term portion of contingent consideration in the Company's Consolidated Balance Sheets. In accordance with ASC 805, the Company revalued the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company's Consolidated Income Statement that is included in the calculation of operating income. The fair value of the contingent consideration liability that was associated with future earnout payments was based on several factors, including:

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

(12)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2013 Long-Term Incentive Plan and the 2021 Long-Term Incentive Plan). The 2021 Long-Term Incentive Plan was approved at the annual meeting of the shareholders on January 27, 2022. The 2021 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and ISOs; SARs; restricted stock ("RSA"); deferred stock and restricted stock units ("RSU"); performance units ("PU") and performance shares; dividend equivalents; and other stock-based awards. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. Awards are currently only being granted under the 2021 Long-Term Incentive Plan. As of June 30, 2022, there were 1,606,475 shares available for future grant under the 2021 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. A PU represents the right to receive shares of common stock in the future contingent on performance against predetermined objectives over a specified performance period.

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

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,848	$1,332	$508
Equity classified restricted stock	9,815	6,707	4,970
Total share-based compensation	$11,663	$8,039	$5,478

Stock Options

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The Company did not grant stock options during the fiscal year ended June 30, 2022 or June 30, 2020. The Company granted stock options for 640,782 shares during the fiscal year ended June 30, 2021 that vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

The Company used the following weighted-average assumptions for the options granted in fiscal year ended June 30, 2021:

Fiscal Year Ended June 30,
2021
Expected term	5 years
Expected volatility	42.78%
Risk-free interest rate	0.36%
Dividend yield	0.00%
Weighted-average fair value per option	$9.01

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2022
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,235,569	$31.84
Granted during the period	—	—
Exercised during the period	(78,126)	29.47
Canceled, forfeited, or expired during the period	(34,344)	24.50
Outstanding, end of year	1,123,099	32.23	5.77	$3,343,205
Vested and expected to vest at June 30, 2022	1,119,804	32.26	5.76	$3,320,639
Exercisable, end of year	738,461	$35.92	4.40	$—

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2022, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2022, 2021 and 2020 was $0.6 million, less than $0.1 million and $0.2 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2022
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested, beginning of year	633,582	$25.10	$9.02
Granted	—	—	—
Vested	(214,600)	25.11	9.03
Canceled or forfeited	(34,344)	24.50	8.31
Unvested, end of year	384,638	$25.16	$9.08

As of June 30, 2022, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized over a weighted-average period of 0.88 years. The total fair value of options vested during the fiscal years ended June 30, 2022, 2021 and 2020 is $1.9 million, $0.3 million and $0.7 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	418,853	8.38	24.52	128,480	24.55
$26.38 - $30.49	142,825	8.40	27.14	48,560	27.14
$30.49 - $34.60	73,303	5.46	34.06	73,303	34.06
$34.60 - $38.71	208,669	3.84	37.71	208,669	37.71
$38.71 - $42.82	279,449	2.02	41.82	279,449	41.83
	1,123,099	5.77	$32.23	738,461	$35.92

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2022, the Company granted 381,204 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

	Fiscal Year Ended June 30, 2022
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	255,438	August 27, 2021	$36.05	Annually over 4 years
Certain employees based on performance	36,927	August 27, 2021	$36.05	Annually over 3 years
Certain employees based on performance	36,931	August 27, 2021	$41.26	Annually over 3 years
Certain employees based upon hire	8,671	September 1, 2021	$34.60	Annually over 4 years
Certain employees based on performance	3,041	December 1, 2021	$30.46	Annually over 4 years
Certain employees based on performance	3,020	March 1, 2022	$35.51	Annually over 4 years
Certain employees based on performance	1,294	June 1, 2022	$38.73	Annually over 4 years
Certain employees based on hire	2,582	June 1, 2022	$38.73	Annually over 4 years

Non-Employee Directors
Certain Directors	33,300	August 27, 2021	$36.05	6 months

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	537,983	$27.99
Granted during the period	381,204	36.47
Vested during the period	(237,943)	30.54
Cancelled, forfeited, or expired during the period	(41,902)	28.93
Outstanding, end of year	639,342	$32.04

As of June 30, 2022, there was approximately $15.3 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.28 years. The Company withheld 77,989 shares for income taxes during the fiscal year ended June 30, 2022.

(13)    Employee Benefit Plans

The Company maintains defined contribution plans that cover all employees located in the United States that meet certain eligibility requirements and provides a matching contribution equal to 50% of each participant’s contribution, up to a maximum of 6% of the participant's eligible compensation. Employer contributions are vested based upon tenure over a five-year period.

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Matching contributions	$2,929	$1,262	$1,214

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

(14)    Income Taxes

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

As of fiscal year ended June 30, 2022, the Company maintains the ability to access the earnings of foreign subsidiaries. The Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distributions of such earnings to the U.S. in whole or in part.

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Current:
Federal	$16,895	$9,132	$13,892
State	5,238	1,261	3,244
Foreign	3,896	874	1,188
Total current	26,029	11,267	18,324
Deferred:
Federal	3,429	207	(8,526)
State	129	(1,297)	(2,667)
Foreign	338	1,969	320
Total deferred	3,896	879	(10,873)
Provision for income taxes	$29,925	$12,146	$7,451

A reconciliation is provided below of the U.S. Federal income tax expense for the fiscal years ended June 30, 2022, June 30, 2021 and June 30, 2020 with the applicable statutory rate of 21%.

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. Federal income tax at statutory rate	$24,911	$12,082	$(15,073)
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	4,265	996	1,316
Tax credits	(796)	(170)	(1,419)
Valuation allowance	(200)	3,472	1,699
Effect of varying statutory rates in foreign operations, net	1,145	1,051	1,374
Stock compensation	(121)	1,094	41
Capitalized acquisition costs	—	—	59
Disallowed interest	—	86	1,639
Earnings from foreign subsidiaries	928	124	1,661
Net favorable recovery	—	—	(6,517)
Losses on dispositions	—	(2,897)	—
Global intangible low taxed income tax	630	(45)	(128)
Non-deductible goodwill impairment	—	—	20,180
Nontaxable income	(2,050)	(1,628)	—
Notional interest deduction on net equity	(780)	(568)	—
Other	1,993	(1,451)	2,619
Provision for income taxes	$29,925	$12,146	$7,451

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2022	2021
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$3,630	$5,557
Inventories	3,510	5,577
Nondeductible accrued expenses	7,859	8,024
Net operating loss carryforwards	705	892
Tax credits	6,410	7,138
Deferred compensation	6,548	7,893
Stock compensation	4,001	2,977
Capital loss carryforwards	7,831	7,633
Timing of amortization deduction from intangible assets	5,676	4,880
Total deferred tax assets	46,170	50,571
Valuation allowance	(13,181)	(13,996)
Total deferred tax assets, net of allowance	32,989	36,575
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(3,035)	(3,749)
Timing of amortization deduction from goodwill	(5,693)	(582)
Timing of amortization deduction from intangible assets	(11,737)	(14,345)
Total deferred tax liabilities	(20,465)	(18,676)
Net deferred tax assets	$12,524	$17,899

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Domestic	$93,586	$39,511	$(83,517)
Foreign	25,037	18,024	11,741
Worldwide pretax earnings	$118,623	$57,535	$(71,776)

As of June 30, 2022, the Company will maintain the ability to access the earnings of foreign subsidiaries. The Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distribution of such earnings to the U.S. in whole or in part.

As of June 30, 2022, there were (i) gross net operating loss carryforwards of approximately $1.4 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $5.6 million; (iii) foreign gross net operating loss carryforwards of approximately $0.8 million; (iv) state income tax credit carryforwards of approximately $2.5 million that began to expire in the 2021 tax year; (v) withholding tax credits of approximately $4.3 million; (vi) foreign tax credits of $0.1 million, and (vii) gross capital loss carryovers of $30.4 million. The Company maintains a valuation allowance of $0.3 million for U.S. federal income tax purposes, $7.9 million for capital loss carryforwards, $0.2 million for foreign net operating losses, a less than $0.1 million valuation allowance for state net operating losses, a $4.3 million valuation allowance for withholding tax credits, a $0.1 million valuation allowance for foreign tax credits, and a $0.3 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The Company adopted ASU 2016-09 during fiscal year 2018 which required the Company to recognize excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements. The Company recognized net tax benefit of $0.3 million for the fiscal year ended June 30, 2022, net tax expense of $1.1 million for the fiscal year ended June 30, 2021 and net tax expense of less than $0.1 million for the fiscal year ended June 30, 2020.

As of June 30, 2022, the Company had gross unrecognized tax benefits of $1.1 million, $0.8 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of less than $0.1 million on a gross basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below, were $1.2 million, $1.1 million and $1.0 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2022	2021	2020
	(in thousands)
Beginning Balance	$1,121	$1,156	$1,234
Additions based on tax positions related to the current year	139	68	137
Reduction for tax positions of prior years	(195)	(103)	(215)
Ending Balance	$1,065	$1,121	$1,156

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2017.

(15)    Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2024. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2022 and 2021.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at June 30, 2022 and 2021:

Operating leases	Balance Sheet location	June 30, 2022	June 30, 2021
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$16,217	$19,246
Current operating lease liabilities	Accrued expenses and other current liabilities	4,499	4,284
Long-term operating lease liabilities	Other long-term liabilities	13,085	16,550

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the fiscal years ended June 30, 2022, 2021 and 2020. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Fiscal year ended June 30,
	2022	2021	2020
	(in thousands)
Operating lease cost	$5,239	$5,256	$6,135
Variable lease cost	1,208	1,068	1,485
	$6,447	$6,324	$7,620

Supplemental cash flow information related to the Company's operating leases for the fiscal year ended June 30, 2022, 2021 and 2020 are presented in the table below:

	Fiscal year ended June 30,
	2022	2021	2020
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$5,182	$5,456	$5,773
Right-of-use assets obtained in exchange for lease obligations	2,313	—	1,672

The weighted-average remaining lease term and discount rate at June 30, 2022 and 2021 are presented in the table below:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term	4.37	5.22
Weighted-average discount rate	3.98%	4.11%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2022:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

Operating leases
(in thousands)
2023	$5,245
2024	4,545
2025	3,417
2026	2,878
2027	2,597
Thereafter	649
Total future payments	19,331
Less: amounts representing interest	1,747
Present value of lease payments	$17,584

(16)    Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2022, 2021 and 2020 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition and results of operations.

Capital Projects

The Company expects total capital expenditures to range from $6.5 million to $8.5 million during fiscal year 2023 primarily for IT investments and facility improvements.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into, or releases from the escrow account during the fiscal year ended June 30, 2022. There were no deposits into the escrow account and $1.1 million was released from the escrow account during the fiscal year ended June 30, 2021. The amount available after the impact of foreign currency translation, as of June 30, 2022 and 2021, for future pre-acquisition contingency settlements or to be released to the sellers was $4.1 million and $4.0 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

	June 30, 2022	June 30, 2021
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$15	$16
Other assets (noncurrent)	$3,818	$3,998
Liabilities
Other current liabilities	$15	$16
Other long-term liabilities	$3,818	$3,998

The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2022 is estimated to range from $3.8 million to $15.5 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

(17)    Segment Information

The Company is a leading provider of technology products and solutions to customers in specialty technology markets. The Company has two reportable segments, based on technology.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment includes the Company’s business in mobility and barcode, POS, payments, security and networking technologies. Mobility and barcode solutions include mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and services. POS and payments solutions include POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals and mobile payment devices. Security solutions include video surveillance and analytics, video management software and access control. Networking solutions include switching, routing and wireless products and software. The Company has business operations within this segment in the United States, Canada and Brazil.

Modern Communications & Cloud Segment

The Modern Communications & Cloud segment includes the Company’s business in communications and collaboration, connectivity and cloud services. Communications and collaboration solutions, delivered in the cloud, on-premise or hybrid, include voice, video, integration of communication platforms and contact center solutions. The Intelisys connectivity and cloud marketplace offers telecom, cable, Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Infrastructure as a Service, Software-Defined Wide-Area Network and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms. The Company has business operations within this segment in the United States, Canada, Brazil and the UK.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Sales:
Specialty Technology Solutions	$2,082,321	$1,815,933	$1,580,441
Modern Communications & Cloud	1,447,614	1,334,873	1,467,293
	$3,529,935	$3,150,806	$3,047,734
Depreciation and amortization:
Specialty Technology Solutions	$11,754	$13,193	$14,453
Modern Communications & Cloud	15,110	17,287	17,696
Corporate	3,020	3,027	3,179
	$29,884	$33,507	$35,328
Change in fair value of contingent consideration:
Specialty Technology Solutions	$—	$—	$—
Modern Communications & Cloud	—	516	6,941
	$—	$516	$6,941
Operating income:
Specialty Technology Solutions	$66,686	$29,566	$(67,706)
Modern Communications & Cloud	55,511	43,551	6,739
Corporate(1)	(30)	(11,634)	(4,000)
	$122,167	$61,483	$(64,967)
Capital expenditures:
Specialty Technology Solutions	$(1,667)	$(1,282)	$(3,171)
Modern Communications & Cloud	(5,182)	(1,067)	(3,216)
Corporate	—	(14)	—
	$(6,849)	$(2,363)	$(6,387)
Sales by Geography Category:
United States	$3,178,829	$2,854,179	$2,787,475
International	356,241	310,075	292,600
Less intercompany sales	(5,135)	(13,448)	(32,341)
	$3,529,935	$3,150,806	$3,047,734

(1) For the year ended June 30, 2022, the amounts shown above include divestiture costs. For the year ended June 30, 2021, the amounts shown above include acquisition, divestiture, and restructuring costs. For the year ended June 30, 2020, the amounts shown above include acquisition and divestiture costs.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

	June 30, 2022	June 30, 2021
	(in thousands)
Assets:
Specialty Technology Solutions	$1,030,538	$775,704
Modern Communications & Cloud	906,890	868,752
Corporate	—	27,228
	$1,937,428	$1,671,684
Property and equipment, net by Geography Category:
United States	$32,715	$39,930
International	4,762	2,906
	$37,477	$42,836

(18)    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2022	2021	2020
	(in thousands)
Currency translation adjustment	$(105,899)	$(93,561)	$(125,974)
Unrealized loss on fair value of interest rate swap, net of tax	1,261	(4,572)	(6,821)
Accumulated other comprehensive loss	$(104,638)	$(98,133)	$(132,795)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2022	2021	2020
	(in thousands)
Tax expense	$1,741	$2,084	$1,025

(19)    Discontinued Operations

On August 20, 2019, the Company announced plans to divest the product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and the Miami-based export operations, (the "Divestitures"), as these businesses were performing below management's expectations. The Company continues to operate its digital business in these countries. Management determined that the Company did not have sufficient scale in these markets to maximize the value-added model for product distribution, leading the Company to focus and invest in its higher-growth, higher margin businesses. Results from the Divestitures were included within each reportable segment: Specialty Technology Solutions and Modern Communications & Cloud.

The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK businesses on November 12, 2020.

During the fiscal year ended June 30, 2020, the Company recorded a pre-tax loss on sale classification of $88.9 million to reduce the carrying value of the Divestitures to its estimate of fair value (the net proceeds received at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components in the Divestitures' net assets, it was reflected as a valuation allowance against the total assets of the Divestitures. During the fiscal year ended June 30, 2021, the Company recorded an additional pre-tax loss on disposal group of $34.5 million, which was primarily attributable to a reduction in the net proceeds realized at closing for the Divestitures. During the quarter ended December 31, 2021, the

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

Company received the second and final payment of $3.1 million for its businesses in Latin America, outside of Brazil, related to working capital adjustments and in accordance with the Share Purchase Agreement between Intcomex and the Company. The receipt of payment resulted in a gain on disposal group of $0.1 million. Cash received for the sale of the Divestitures totaled $3.1 million and $34.4 million for the fiscal years ended June 30, 2022 and 2021, respectively.

Major components of net loss from discontinued operations for the years ended June 30, 2022, 2021 and 2020 were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Net sales	$—	$213,373	$561,496
Cost of goods sold	—	198,512	513,003
Gross profit	—	14,861	48,493
Selling, general and administrative expenses	—	17,291	53,946
Depreciation expense	—	—	975
Intangible amortization expense	—	—	1,403
Impairment charges	—	—	13,747
Operating loss	—	(2,430)	(21,578)
Interest expense, net	—	394	1,399
(Income) loss on held for sale classification	(100)	34,597	88,923
Other expense, net	—	310	1,124
Income (loss) from discontinued operations before taxes	100	(37,731)	(113,024)
Income tax (benefit) expense	—	(3,137)	403
Net income (loss) from discontinued operations	$100	$(34,594)	$(113,427)

For fiscal year ended June 30, 2020, the Company allocated goodwill to discontinued operations based on relative fair value of the discontinued operations compared to the consolidated reporting units and impaired such goodwill totaling $1.0 million for the Specialty Technology Solutions segment and $7.5 million for the Modern Communications & Cloud segment. Identifiable intangible assets, including customer relationships and distributor agreements, were also impaired, totaling $5.2 million for fiscal year ended June 30, 2020. The impairment charges are included in net loss from discontinued operations in the Consolidated Income Statements.

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the fiscal years ended June 30, 2022, 2021 and 2020 were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in thousands)
Loss on held for sale classification	$—	$34,597	$88,923
Impairment charges	—	—	13,747
Depreciation and amortization	—	—	2,378
Capital expenditures	—	(58)	(77)

(20)    Restructuring

In July 2020, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. These actions were designed to better align the cost structure for the wholesale distribution

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022

business with lower sales volumes as a result of the COVID-19 pandemic. The Company also initiated the closure of its Canpango business, its Salesforce implementation and consulting business. There has been limited adoption by the Company's partner community of the services Canpango offers. These actions included entering into severance and termination agreements with employees, legal fees to execute the reduction in force and costs associated with lease terminations.

There were no restructuring or severance costs incurred during the fiscal years ended June 30, 2022 or 2020. The following table presents the restructuring and severance costs incurred for the fiscal year ended June 30, 2021:

Fiscal year ended June 30, 2021
(in thousands)
Severance and benefit costs	$8,824
Other	434
Total restructuring and other charges	$9,258

For the fiscal year ended June 30, 2021, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Modern Communications & Cloud or Specialty Technology Solutions segment.

Accrued restructuring and severance costs were included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the fiscal year ended June 30, 2022:

Accrued Expenses
(in thousands)
Balance at July 1, 2021	$1,199
Charged to expense	—
Cash payments	(1,199)
Balance at June 30, 2022	$—

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2022, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.
The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2022, an amendment to this Form 10-K or a definitive Proxy Statement relating to the 2023 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the "Part III Filing"). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

SCANSOURCE, INC.

Date:	August 23, 2022	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman and Chief Executive Officer	August 23, 2022
Michael L. Baur	(Principal Executive Officer)

/s/ STEVE JONES	Senior Executive Vice President and Chief Financial Officer	August 23, 2022
Steve Jones	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER C. BROWNING	Lead Independent Director	August 23, 2022
Peter C. Browning

/s/ FRANK E. EMORY, JR.	Director	August 23, 2022
Frank E. Emory, Jr.

/s/ MICHAEL J. GRAINGER	Director	August 23, 2022
Michael J. Grainger

/s/ CHARLES A. MATHIS	Director	August 23, 2022
Charles A. Mathis

/s/ DOROTHY F. RAMONEDA	Director	August 23, 2022
Dorothy F. Ramoneda

/s/ JEFFREY R. RODEK	Director	August 23, 2022
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 23, 2022
Elizabeth O. Temple

/s/ CHARLES R. WHITCHURCH	Director	August 23, 2022
Charles R. Whitchurch

Exhibit Index

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
2.1		Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.2		Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.3		Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016
2.4	+	Sale and Purchase Agreement, dated November 12, 2020, by and among ScanSource Europe C.V. and SSE Services Holdings, LLC		8-K	2.1	11/13/2020
3.1		Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022
3.2		Amended and Restated Bylaws		8-K	3.2	1/27/2022
4.1		Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2		Description of Securities		10-K	4.2	8/22/2019
		Executive Compensation Plans and Arrangements
10.1		ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021
10.2		Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009
10.3		2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.4		ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan		DEF14A	A	12/7/2021
10.5		Employee Stock Purchase Plan		S-8	99	12/5/2013
10.6		Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.7		Executive Severance Plan		8-K	10.3	6/21/2017
10.8		Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009
10.9		Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011
10.10		Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009
10.11		Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011
10.12		Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014
10.13		Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014
10.14		Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
10.15	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014
10.16	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014
10.17	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014
10.18	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.1	12/8/2017
10.19	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.2	12/8/2017
10.20	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.21	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.22	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.23	Employment Letter, dated January 11, 2018 of Matthew Dean		10-K	10.27	8/22/2019
10.24	Employment Letter, dated September 17, 2019 of John Eldh		10-K	10.26	8/24/2021
10.25	Severance Plan for John C. Eldh		10-K	10.27	8/24/2021
10.26	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021
10.27	Employment Letter, dated May 6, 2021 of Rachel Hayden		10-K	10.29	8/24/2021
10.28	ScanSource, Inc. 2022 Board of Directors Compensation Program	X
10.29	First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018
10.30	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.2	11/30/2018
10.31	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.3	11/30/2018
10.32	Form of Director Restricted Stock Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.4	11/30/2018
10.33	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.5	11/30/2018
10.34	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.1	1/30/2020
10.35	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K/A	10.37	10/26/2021
10.36	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.38	8/24/2021
10.37	Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.2	1/27/2022

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
10.38		Form of Director Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.3	1/27/2022
10.39		Form of Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.4	1/27/2022
10.40		Form of Director Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.5	1/27/2022
10.41		Form of Employee Restricted Stock Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.6	1/27/2022
10.42		Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.7	1/27/2022
10.43		Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.8	1/27/2022
10.44		Form of Director Stock Award Certificate (Stock) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.9	1/27/2022
		Bank Agreements
10.45		Second Amended and Restated Credit Agreement		8-K	10.1	5/1/2019
10.46		Amendment No. 1 to Second Amended and Restated Credit Agreement		8-K	10.1	12/23/2021
		Other Agreements
10.47	+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.40	8/24/2021
10.48	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.41	8/24/2021
10.49		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.50	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019
10.51	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019
10.52	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019
10.53	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019
10.54	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019
10.55		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019
10.56	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019
10.57		Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019
10.58		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019
10.59		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019
10.60		Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/10/2021

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
10.61		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021
10.62	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019
10.63	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019
10.64	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.65	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021
10.66	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021
10.67		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016
10.68	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021
10.69	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019
10.70		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020
10.71		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021
21.1		Subsidiaries of the Company	X
23.1		Consent of Grant Thornton LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification of the Chief Executive Officer	X
32.2		Certification of the Chief Financial Officer	X
101		The following materials from our Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2022 and June 30, 2021, (ii) the Consolidated Income Statements for the years ended June 30, 2022, June 30, 2021 and June 30, 2020, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2022, June 30, 2021 and June 30, 2020, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2022, June 30, 2021 and June 30, 2020, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
104		Cover page Inline XBRL File (Included in Exhibit 101)	X

	+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

		Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.