Form 10-K/A
period 2022-06-30
SCANSOURCE, INC.
filed 2022-10-26
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1 to Form
10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the fiscal year ended
June 30, 2022
Commission File Number:
000-26926

ScanSource, Inc.

South Carolina
(State of Incorporation)
57-0965380
(I.R.S. Employer Identification No.)
6 Logue Court
Greenville
,
South Carolina
29615
(
864
)
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
of the Registrant at December 31, 2021 was $
885,335,710
, as computed by reference to the closing price of such stock on such date. For this purpose, directors, officers and 10% shareholders (other than institutional shareholders) have been assumed to be affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Auditor Firm ID: 248	Auditor Name: Grant Thornton LLP	Auditor Location: Columbia, SC

Class	Outstanding at October 15, 2022
Common Stock, no par value per share	25,237,665

EXPLANATORY NOTE
This Form
10-K/A
(“Amendment No.1”) amends the annual report on Form
10-K
of ScanSource, Inc. for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2022 (the “2022 Form
10-K”).
The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2022 Form
10-K.
This Amendment No. 1 speaks as of the original filing date of the 2022 Form
10-K
and reflects only the changes to the cover page and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2022 Form
10-K,
including the information set forth in Part I and Part II, has been modified or updated in any way. The 2022 Form
10-K
continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2022 Form
10-K
and the Company’s other SEC filings.
As used herein, the terms “ScanSource,” the “Company,” “we,” “us,” and “our” refer to ScanSource, Inc., a South Carolina corporation, and its consolidated subsidiaries as a combined entity, except where the terms mean only ScanSource, Inc. The term “common stock” means shares of our common stock, no par value per share.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

Michael L. Baur AGE 65 DIRECTOR SINCE December 1995 COMMITTEES None

Experience

Michael L. Baur is our Chairman and Chief Executive Officer. Mr. Baur has served as either our President or CEO since our inception, as a director since December 1995, and as Chairman of the Board since February 2019. Mr. Baur has been employed with the Company since its founding in December 1992.

Qualifications

Mr. Baur has served the Company since its inception and has developed a deep institutional knowledge and perspective regarding the Company’s strengths, challenges and opportunities. Mr. Baur has more than 40 years of experience in the IT industry, having served in various leadership and senior management roles in the technology and distribution industries before joining ScanSource. Mr. Baur brings strong leadership, entrepreneurial, business building and development skills and experience to the Board.

Peter C. Browning AGE 81 DIRECTOR SINCE June 2014 COMMITTEES Lead Independent Director and Chair of Nominating and Corporate Governance Committee and serves on all committees

Experience

Peter C. Browning has served as a director of the Company since June 2014 and as Lead Independent Director since February 2019. He has extensive experience in business, serving as an executive officer of numerous public companies, including Continental Can Company, National Gypsum Company and Sonoco Products Company. He also has served on more than 14 public-company boards, including Acuity Brands from 2001 to 2021, Wachovia from 2002 to 2008, Nucor Corporation from 1999 to 2015, Lowe’s Companies from 1997 to 2014, EnPro Industries, Inc. from 2001 to 2015, and The Phoenix Companies from 1988 to 1999 and from 2000 to 2009, and in a variety of board leadership roles, including serving as non-executive chair, lead director and chair of audit, compensation and governance/nominating committees. Mr. Browning currently serves on the board of GMS, Inc.

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

Frank E. Emory, Jr. AGE 65 DIRECTOR SINCE October 2020 COMMITTEES Serves on all committees

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

Michael J. Grainger AGE 70 DIRECTOR SINCE October 2004 COMMITTEES Serves on all committees

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

Charles A. Mathis AGE 62 DIRECTOR SINCE August 2021 COMMITTEES Chair of Audit Committee and serves on all committees

Experience

Charles A. Mathis serves as executive vice president and chief financial officer of Amentum, a premier government and commercial services provider. Previously, Mr. Mathis served as executive vice president and chief financial officer for Science Applications International Corporation (“SAIC”), a U.S. government IT services provider, from 2016 to 2021. Prior to joining SAIC, Mr. Mathis served as chief financial officer at the Company, from 2012 to 2016. Prior to joining the Company, Mr. Mathis was chief financial officer from 2008 to 2012 for Force Protection Inc., a global defense company. He also served as the chief financial officer for Fort Worth-based EFW, Inc., the U.S.-based subsidiary of the Israeli defense contractor, Elbit Systems, from 2006 to 2008.

Qualifications

As a former executive at SAIC, a Fortune 500 company (including serving as its Chief Financial Officer), Mr. Mathis has extensive experience in mergers and acquisitions, finance and accounting, financial controls, and U.S. government contracting and compliance. Mr. Mathis also brings an understanding of our Company and business, previously serving as Chief Financial Officer.

Dorothy F. Ramoneda AGE 63 DIRECTOR SINCE November 2019 COMMITTEES Serves on all committees

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

Jeffrey R. Rodek AGE 69 DIRECTOR SINCE May 2020 COMMITTEES Serves on all committees

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

Elizabeth O. Temple AGE 57 DIRECTOR SINCE September 2017 COMMITTEES Chair of Compensation Committee and serves on all committees

Experience

Elizabeth O. Temple has served as a director of the Company since September 2017. Ms. Temple has served as the Chair and Chief Executive Officer of Womble Bond Dickinson (US) LLP since January 1, 2016. She has been a practicing corporate and securities attorney at the firm since 1989. Prior to serving as Chair and Chief Executive Officer, Ms. Temple served in a number of leadership roles at the firm over the past decade and has been a partner at the firm since 1997.

Qualifications

Ms. Temple has extensive leadership experience serving as the Chief Executive Officer of a global law firm. Over Ms. Temple’s legal career, she has counseled public and private companies on their highest strategic priorities, giving her an understanding of the challenges and issues in the Company’s industry and the industries of many of its vendors and customers. Her background as a legal advisor to public companies and boards provides the Board with additional expertise in the areas of risk management, corporate governance, acquisitions and securities regulation.

Charles R. Whitchurch AGE 76 DIRECTOR SINCE February 2009 COMMITTEES Serves on all committees

Experience

Charles R. Whitchurch has served as a director of the Company since February 2009. Mr. Whitchurch served as the Chief Financial Officer of Zebra Technologies Corporation from September 1991 to June 2008. Mr. Whitchurch previously served on the boards of directors of SPSS, Inc., a publicly-held provider of predictive analytic software, from October 2003 to October 2009, Landmark Aviation, a privately-held operator of fixed-base aviation operations throughout the United States and Europe, from October 2008 to October 2012, Tricor Braun Holdings, a privately-held distributor of rigid packaging materials, from July 2010 to November 2016, and Ashworth College, a provider of nationally accredited on-line education, from June 2010 to December 2019. On all boards of other companies, he served as Chairman of the Audit Committee.

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

Executive Officers of the Registrant

Name	Experience and Qualifications	Age
Michael L. Baur	Michael L. Baur is our Chairman and Chief Executive Officer. Mr. Baur has served as either our President or CEO since our inception in December 1992, as a director since December 1995, and as Chairman of the Board since February 2019.	65
John Eldh	John Eldh joined the Company in October 2019 and serves as our President and Chief Revenue Officer. Prior to joining the Company, Mr. Eldh served as Senior Vice President of the Global Partner Organization at CA Technologies, a leading provider of application development, management, and security solutions, from September 2014 to November 2018. Prior to that Mr. Eldh served in various leadership capacities at Symantec Corporation, a cybersecurity and identity protection company, from January 2005 to August 2014.	55

Stephen T. Jones	Stephen T. Jones has served as our Senior Executive Vice President, Chief Financial Officer since December 2020. Prior to joining the Company, Mr. Jones served as the International Chief Financial Officer of Blackbaud, Inc., a leading cloud software company, from 2016 to 2020. Prior to that, Mr. Jones served in finance and management positions at Lexmark International, an imaging solutions and technologies company, from 2000 until 2016.	51
Rachel Hayden	Rachel Hayden joined the Company as Senior Executive Vice President, Chief Information Officer in June 2021. Prior to joining the Company, Ms. Hayden served as Chief Information Officer of Just Born, Inc., a family-owned confectionary company, from 2016 to 2021. Prior to that, Ms. Hayden served five years with Berry Global, a manufacturer of innovative packaging and engineered products, in various leadership roles, including Senior Director of IT, Global Business Systems.	46

Code of Conduct

Our Code of Conduct applies to all of our executive officers, including our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), directors and employees. We have posted the Code of Conduct on the “Investors” page of our website, www.scansource.com, under the “Governance” tab. We will provide a copy of the Code of Conduct upon request to any person without charge. Such requests may be transmitted by regular mail in the care of the Corporate Secretary.

We will post on our website, www.scansource.com, under the “Corporate Governance” tab, or will disclose on a Form 8-K filed with the SEC, any amendments to, or waivers from, any provision of the Code of Conduct that applies to our CEO and our CFO, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to an appropriate person or persons identified in the Code of Conduct, or (v) accountability for adherence to the Code of Conduct. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form 8-K filed with the SEC. No waivers were sought or granted in fiscal 2022.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Audit Committee currently is composed of Chair Mathis and directors Browning, Emory, Grainger, Ramoneda, Rodek, Temple and Whitchurch. The functions of the Audit Committee include selecting the independent auditor, reviewing the scope of the annual audit undertaken by our independent auditor and the progress and results of its work, reviewing our financial statements and our internal accounting and auditing procedures and overseeing our internal audit function. The Audit Committee met four times during the 2022 fiscal year. Each member of the Audit Committee meets the definition of independence for audit committee members as set forth in the NASDAQ listing standards and Exchange Act. The Board has determined that Chair Mathis and directors Browning, Grainger, Rodek, Temple and Whitchurch meet the requirements of an “audit committee financial expert” as defined in SEC rules and regulations.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

The procedures described in our Proxy Statement relating to the 2022 Annual Meeting of Shareholders (the “2022 Annual Meeting”) by which shareholders may recommend nominees to our Board of Directors remain in place. However, the universal proxy rules set forth in Rule 14a-19 of the Exchange Act went into effect during fiscal 2022. The notice and procedural requirements set forth in Rule 14a-19 will also now be applicable to shareholder nominees, in addition to the advance notice requirements set forth in our Bylaws. Further information will be provided in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

Delinquent Section 16(a) Reports

To our knowledge, based solely on a review of the copies of Section 16 reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2022, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis outlines our executive compensation program for our named executive officers (NEOs) listed below. The CD&A provides information about our compensation objectives and practices for our NEOs and explains how the Compensation Committee of the Board of Directors arrived at the compensation decisions for fiscal 2022.

Name	Title
Michael L. Baur	Chairman and Chief Executive Officer
John Eldh	President and Chief Revenue Officer
Stephen T. Jones	Senior Executive Vice President and Chief Financial Officer
Rachel Hayden	Senior Executive Vice President and Chief Information Officer
Matthew S. Dean	Former Senior Executive Vice President and Chief Legal Officer

Executive Summary

2022 Business Highlights

Our talented team of sales, marketing, services and development professionals have continued to make progress on our strategic plan of offering hybrid distribution solutions that allow our channel partners to meet the technology demands of end-user customers. We are enabling our sales partners to accelerate their transformation to the digital world of opportunity. Our hybrid distribution strategy of devices and digital delivered strong results in fiscal year 2022 as a result of increased sales volumes and operating leverage on expenses. For fiscal year 2022, net sales increased 12% to $3.5 billion, or a 11.8% year over year increase on an organic basis. For fiscal year 2022, operating income increased to $122.2 million from $61.5 million in the prior year. Fiscal year 2022 non-GAAP operating income increased to $140.1 million for a 4.0% non-GAAP operating margin, up from $93.1 million and a 3.0% non-GAAP operating margin for the prior year. On a GAAP basis, net income for fiscal year 2022 totaled $88.7 million, or $3.44 per diluted share. Non-GAAP net income totaled $102.1 million, or $3.97 per diluted share. For more information on our non-GAAP measures and reconciliations to GAAP measures, see “Non-GAAP Financial Information” beginning on page 30 of our Annual Report on Form 10-K filed on August 23, 2022.

Fiscal 2022 Pay Mix

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

Our executive compensation program emphasizes performance-based pay. The elements of compensation and the general mix of compensation among the various elements remained largely unchanged from the previous year, except, for fiscal 2022, the Compensation Committee reintroduced performance-based restricted stock to replace stock options in the pay mix (a 50/50 split of time-vested restricted stock units (RSUs) and performance-based RSUs). These performance-based restricted stock awards included the following changes from the performance-based awards granted in previous years: (i) elimination of a single performance metric, as performance metrics will include non-GAAP earnings per share metric and adjusted ROIC as compared to WACC, (ii) introduce a modifier based on relative total shareholder return, (iii) provide for a three-year performance period and (iv) minimize overlapping performance conditions with our short-term incentives. In addition, for fiscal 2022 awards, the Compensation Committee determined to change the vesting period for time-based restricted stock awards from three years to four years. These changes were designed to more accurately reflect the overall health of the Company and more closely associate executive pay with Company performance.

Our financial performance during fiscal 2022 is reflected in the compensation of each of our NEOs for fiscal 2022, particularly with respect to payouts pursuant to our annual cash incentive program. Our cash incentive opportunity is designed so that, if our financial results, as measured by certain consolidated adjusted EBITDA and revenue numbers, reflect an increase in the financial performance of the Company, then our executives should realize a greater cash incentive. Awards are also capped at 200% of each executive’s target bonus regardless of our financial performance.

For fiscal year 2022, the cash incentives paid to our CEO increased from fiscal 2021 and fiscal 2020 based on (i) our financial performance and (ii) the Compensation Committee’s pre-established Management Incentive Plan (“MIP”) operating targets for the cash incentive opportunity. The value of the equity awarded to our CEO decreased in fiscal 2022, primarily due to the absence of the one-time stock option grant awarded to our CEO in fiscal 2021 in light of his extraordinary efforts during our transformation and period of economic uncertainty. We believe this result is appropriately aligned with the Company’s fiscal 2022 financial performance and the Company’s long-term compensation program.

In addition, the total compensation of our CEO generally has increased or decreased during the past five fiscal years as our non-GAAP operating results have increased or decreased. We believe this correlation between the Company’s performance and pay appropriately motivates and rewards our CEO and is beneficial to our shareholders.

In addition, we believe that it is important to link each of our NEO’s compensation and personal financial interests with long-term shareholder value creation. Accordingly, 38% of our CEO’s total compensation, 44% of Mr. Eldh’s total compensation, 43% of Mr. Jones’ total compensation, and 40% of Ms. Hayden’s total compensation for fiscal 2022 was in the form of long-term equity incentives. For fiscal 2022, variable performance-based compensation in the form of cash and long-term equity incentives constituted 73% of our CEO’s total compensation, 82% of Mr. Eldh’s total compensation, 76% of Mr. Jones’ total compensation, and 69% of Ms. Hayden’s total compensation (each as reported in the Summary Compensation Table).

Greater detail regarding the compensation of our NEOs can be found within the 2022 Summary Compensation Table.

Consideration of Results of Shareholder Advisory Votes in Executive Compensation

The Compensation Committee monitors the results of the “Say-on-Pay” vote and considers those results along with the objectives listed below in determining compensation policies. A substantial majority (92.6%) of our shareholders voting at the 2022 Annual Meeting approved the compensation described in our 2021 proxy statement. The Compensation Committee interpreted this vote result as a strong indication of support for our fiscal 2022 compensation program. We have conducted a variety of shareholder engagement activities this year, including investor conferences and direct meetings with many of our top shareholders. These engagements have focused on deepening the dialogue with our current shareholder base about our business strategy and performance, culture, governance, executive compensation practices, and ESG efforts. Our Lead Independent Director has participated in several of these dialogues, demonstrating accountability with our shareholders and our commitment to strong governance practices.

2021 Omnibus Incentive Compensation Plan

On November 12, 2021, upon the recommendation of the Compensation Committee, our Board unanimously adopted, and our shareholders subsequently approved, the ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”). The 2021 Plan replaced the 2013 Plan, and no further awards will be granted under the 2013 Plan as of the effective date of the 2021 Plan. The terms and conditions of awards granted previously under the 2013 Plan will not be affected by the adoption and approval of the 2021 Plan.

In assessing the appropriate terms of the 2021 Plan, the Nominating and Corporate Governance Committee considered, among other items, the existing terms of the 2013 Plan, our compensation philosophy and practices, as well as feedback from our shareholders and other stakeholders. The Board believes that awards tied to our common stock and Company performance promote the long-term success of the Company and views the 2021 Plan as an essential element of the Company’s overall compensation program.

The Board believes that the 2021 Plan:

•	assists the Company in attracting, retaining and motivating our employees, officers, directors and consultants;

•	provides equitable and competitive compensation opportunities;

•	recognizes individual contributions; and

•	rewards goal achievement and aligns the interests of the participants with those of our shareholders.

Objectives of the Compensation Program

Our executive compensation program is designed to attract, retain and motivate executives through achieving the following three objectives:

•	Pay-for-Performance

•	Align Interests of Executives with Shareholders

•	Retain Talented Leadership

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

Compensation Objectives
Compensation Element	Description	Reward Performance	Attract and Retain	Align with Shareholders
Base Salary	Fixed level of compensation		✓
Annual Variable Cash Incentive Awards	Performance-based cash incentives reward Company and individual performance	✓	✓	✓

Time-Vesting Restricted Stock or Restricted Stock Units	Long-term equity award, with four-year vesting	✓	✓	✓

Performance- and Time-Vesting Restricted Stock or Restricted Stock Units	Rewards Company performance; three-year vesting, in addition to performance criteria	✓	✓	✓

Health, Welfare & Retirement Plans	401(k) Savings Plan		✓
	Employee Stock Purchase Plan		✓	✓
	Deferred Compensation Plan		✓
	Executive Severance Plan		✓

CEO Stock Ownership Guidelines, Anti-Hedging Policy, Anti-Pledging Policy and Claw-Back Policy	Compensation risk mitigators			✓

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

Base Salary

Base salary generally provides a fixed base level of compensation for our executives for the services they render during the year. The purpose of base salary is to compensate our NEOs in light of their respective roles and responsibilities over time. Base salary is essential to allow us to compete in the employment marketplace for talent and is an important component of total compensation for the NEOs. It is vital to our goal of recruiting and retaining NEOs with proven abilities. A NEO’s base salary is initially set in accordance with the terms of his or her employment agreement or letter and is reviewed annually or as needed. Increases, if any, to base salary are based generally upon a subjective assessment of overall individual performance, market trends and the Company’s performance. In evaluating the Company’s performance in fiscal 2022, the primary consideration was our financial performance for the relevant annual period, with a focus on consolidated adjusted EBITDA and Intelisys revenue.

Annual Variable Performance-Based Cash Incentive Awards

Annual variable performance-based cash incentive awards are designed to encourage the achievement of various pre-determined Company financial and operating performance goals. In fiscal 2022, the performance metrics included consolidated adjusted EBITDA and Intelisys revenue as the primary measurements of performance for cash incentive awards, because of our belief that each such measurement has a strong correlation with shareholder value. Our management emphasizes these measures in evaluating and monitoring the Company’s financial condition and operating performance. These metrics assist us in comparing our performance over various reporting periods on a consistent basis because they remove from our operating results the impact of items that do not reflect our core operating performance. The Compensation Committee has the discretion to adjust these measurements for extraordinary one-time events, or other items beyond management’s control, and to award cash incentives based on other criteria. In fiscal 2022, no such adjustments or additional awards were made under the performance-based cash incentive program.

Annual Performance-Based and Service-Based Equity Awards

The Compensation Committee annually grants equity to our NEOs, since it believes this element of our compensation program provides our NEOs with the opportunity to develop a significant ownership stake in the Company and directly aligns their interests with the long-term interests of our shareholders. In addition, equity awards serve as a retention vehicle for the NEOs because, if the applicable criteria is met, they typically vest over a set number of years and generally are forfeited if not vested upon termination of employment. In fiscal 2022, the Compensation Committee updated the form of time-based restricted stock units to provide for vesting over four years, increasing the retention value of the award. In fiscal 2022, the Compensation Committee also eliminated stock options and reintroduced performance-based equity awards into the compensation mix.

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

We have historically granted annual equity awards to the NEOs at the November meeting of the Compensation Committee to align the timing more closely to the annual performance evaluations of those officers. In fiscal 2022, the annual performance of our officers was completed in August and the annual equity award grant date was also moved to that time. The equity award policy provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. Equity awards may also be made by the Compensation Committee from time to time to incentivize and reward certain performance and to provide additional retention value. See the “Long-Term Equity Incentives” section of this Compensation Discussion and Analysis for more information.

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

Role of Compensation Consultant

The Compensation Committee has the authority to retain independent compensation consultants to provide counsel and advice. For fiscal 2022, the Compensation Committee retained Pearl Meyer. The Compensation Committee reviewed all factors relevant to the independence of Pearl Meyer, including:

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

Our compensation consultants provide the Compensation Committee with general market surveys and other information related to the general market for executive compensation, including best practices and emerging trends. In addition, in fiscal 2022 Pearl Meyer provided information derived from proxy statements from peer companies and from surveys that include publicly traded and privately held technology distributors and other technology industry companies with similar revenues. The peer companies referred to for evaluation of fiscal 2022 compensation included the following:

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

The Compensation Committee took this evaluation into account in determining all elements of NEO compensation for fiscal 2022, including the fiscal 2022 MIP design and equity awards.

Named Executive Officer Compensation in Fiscal 2022

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

The Compensation Committee met in August of 2021 to determine Mr. Baur’s, Mr. Eldh’s, Mr. Jones’, Ms. Hayden’s, and Mr. Dean’s base salaries for fiscal 2022. The Compensation Committee did not award any base salary increases for these NEO’s for fiscal 2022. Mr. Eldh’s base salary was increased from $500,000 to $625,000 in connection with his appointment as President of the Company in February 2022.

Base salaries for Mr. Baur, Mr. Eldh, Mr. Jones, Ms. Hayden, and Mr. Dean for fiscal 2022 as of July 1, 2021 were as follows:

Named Executive Officer	Base Salary (standard)
Mr. Baur	$875,000
Mr. Eldh	$500,000	(1)
Mr. Jones	$400,000
Ms. Hayden	$350,000
Mr. Dean	$450,000

(1) Mr. Eldh’s base salary was increased to $625,000 on February 3, 2022.

Annual Performance-Based Cash Incentives

The principal objective of our performance-based cash incentives is to motivate and reward our NEOs for performance in achieving our business objectives based upon annual attainment of certain financial measures. The Compensation Committee first created a cash incentive design for the NEOs in fiscal 2013, which we refer to as the Management Incentive Plan (“MIP”). Annual performance-based cash incentives were set based on an analysis of market data and assessing the experience of the respective individual and his or her respective role. The design provides that each NEO’s cash incentive opportunity will be expressed as a percentage of his or her base salary and earned based on non-GAAP operating results as compared to pre-established threshold and stretch goals. For fiscal 2022, Mr. Baur’s and Mr. Eldh’s cash incentive opportunity was 150% of their base salary, Mr. Jones’ cash incentive opportunity was 100% of his base salary, and Ms. Hayden’s and Mr. Dean’s cash incentive opportunity was 60% of his or her base salary. The cash incentive opportunities for our NEOs remained at the same level as fiscal 2021. Each NEO has a variable factor by role or position applied as a percentage against his or her respective base salary.

For fiscal year 2022, the Compensation Committee set MIP targets for consolidated adjusted EBITDA (“Adjusted EBITDA”) and Intelysis revenue (“Agency Revenue”). The performance metrics were established by the Compensation Committee in August 2021. Each performance metric is adopted with certain adjustments to align management’s performance on focused strategic objectives. The maximum incentive award for any NEO is 200% of his or her target bonus.

For fiscal 2022, the Compensation Committee established MIP performance targets as set forth below. The payouts of the awards depend on our results in comparison to these targets, weighted as follows: Adjusted EBITDA, 60% and Agency Revenue, 40%. If performance of any measure does not meet the applicable threshold for that measure, no award will be earned for that measure. If the performance of a measure reaches the applicable threshold, the award earned for that measure will be 50% of the target. The award earned for results between the threshold and the maximum of 200% of the target is calculated using straight-line interpolation.

Fiscal 2022 MIP Performance Targets
Standard	Adjusted EBITDA	Agency Revenue	Funding % of Target
Threshold	$125.0	$71.0	50%
Target	$136.5	$73.6	100%
Maximum	$155.0	$77.3	200%
Actual Results	$166.7	$73.8	162%
Weights	60%	40%	100%

For fiscal 2022, the Compensation Committee elected not to make any discretionary modifications to the awards payable under the MIP. As a result of the Adjusted EBITDA and Agency Revenue results for fiscal 2022, the cash incentive award earned by the NEOs under the MIP in fiscal 2022 was 161.8% of the target, as compared to 154.9% in fiscal 2021 and 12.91% in fiscal 2020.

The specific calculations, targets and cash awards for each NEO under the MIP for fiscal 2022 are detailed below.

Named Executive Officer	Base Pay	Variable Factor	Bonus Target	Bonus Maximum	% of Bonus Target	Amount of Cash Incentive
Mr. Baur	$875,000	150%	$1,312,500	$2,625,000	161.8%	$2,123,625
Mr. Eldh	$625,000	150%	$827,917	$1,655,834	161.8%	$1,339,569
Mr. Jones	$400,000	100%	$400,000	$800,000	161.8%	$647,200
Ms. Hayden	$350,000	60%	$210,000	$420,000	161.8%	$339,780
Mr. Dean	$450,000	60%	$270,000	$540,000	161.8%	$436,860

Ms. Hayden’s employment arrangement provided that she would be paid a hiring bonus of $200,000 to offset the bonus she left behind at her previous employment. $100,000 of this bonus was paid in July 2021 and the other $100,000 was paid in September 2021.

Long-Term Equity Incentives

General Overview

Equity awards are a significant component of our NEO compensation. We grant equity awards, typically in the form of restricted stock awards and/or restricted stock units and performance-based restricted stock units or awards. In fiscal 2022, the Compensation Committee determined to resume awarding performance-based restricted stock and eliminate stock options. We maintain a formal Equity Award Grant Policy, whereby equity awards to employees are made by, or with the oversight of, the Compensation Committee or the Board. Under the policy, the Compensation Committee must approve any equity awards to the NEOs. Under the policy, our Principal Accounting Officer and human resources management oversee the documentation of, and accounting for, equity award grants.

The Compensation Committee grants annual service-based equity awards to employees based on merit, which vest over a four-year period in the majority of instances, provided that the grantee remains employed with the Company through each vesting date. In fiscal 2022, the Compensation Committee determined to update the forms of time-based restricted stock unit awards to provide for a four-year vesting period as opposed to the prior three-year vesting period. The grant date for annual equity awards provides that the grant date will be the third trading date following the meeting at which the awards are approved, provided that the Company is in an open trading window, and otherwise on the first trading day of the next open window. In addition, vesting of such awards accelerates on a change in control followed by termination in certain instances or upon death, disability or termination due to retirement. In certain circumstances, the vesting term may be reduced due to termination of employment, death or disability of a participant.

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

The number of shares subject to equity awards granted by the Compensation Committee to NEOs in a given year is based on, among other things, overall Company performance, the number of shares available for awards under the 2021 Plan or successor plan, the value of the proposed award, the amount and realizable value of equity awards awarded in prior years, total compensation and consideration of the competitive market practice for the respective position level and experience, with the ultimate objective of motivating, rewarding and retaining NEOs while maintaining efficient use of equity and preserving shareholder value.

Fiscal 2022 Equity Awards

The annual grant of long-term equity incentives was awarded to our NEOs in August 2021, as provided below. The time-based restricted stock unit awards below generally vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years, subject to the continued employment of the NEO on the applicable vesting date. The performance-based restricted stock unit awards below generally vest and become exercisable in one-third increments on the anniversary of the grant date over three years, subject to the continued employment of the NEO on the applicable vesting date.

The long-term equity incentives awarded to our NEOs in fiscal 2022 are set forth below:

Named Executive Officer	Form of Equity Incentive Award	Amount of Shares Subject to Award
Mr. Baur	Time-Based Restricted Stock Units	31,207
	Performance-Based Restricted Stock Units	31,207
Mr. Eldh	Time-Based Restricted Stock Units	20,804
	Performance-Based Restricted Stock Units	20,805
Mr. Jones	Time-Based Restricted Stock Units	11,096
	Performance-Based Restricted Stock Units	11,096
Ms. Hayden	Time-Based Restricted Stock Units	4,854
	Performance-Based Restricted Stock Units	4,855
Mr. Dean	Time-Based Restricted Stock Units	5,895
	Performance-Based Restricted Stock Units	5,895

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

As of June 30, 2022, our CEO and all other members of our Board were in compliance with our stock ownership guidelines.

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

Retirement Benefits

The NEOs are eligible to participate in our 401(k) Plan, which is a Company-wide, tax-qualified retirement plan. The intent of this plan is to provide all employees with a tax-advantaged savings opportunity for retirement. We sponsor this plan to help employees at all levels save and accumulate assets for use during their retirement. Eligible pay under this plan is capped at Internal Revenue Code annual limits. We provide a 50% matching contribution on the first 6% that an employee contributes. These Company contributions vest over a five-year period.

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

Mr. Baur’s employment agreement also provides for severance payments to Mr. Baur upon certain events, as further described in the “Severance Plan” section below.

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

On November 16, 2020, we entered into an employment letter with Mr. Jones in connection with his appointment as our Senior Executive Vice President and Chief Financial Officer, effective December 14, 2020. Under the employment letter, Mr. Jones will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. He also will receive other benefits, including relocation benefits, change-in-control payments as a participant in the Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.

On May 6, 2021, we entered into an employment letter with Ms. Hayden in connection with her appointment as our Senior Executive Vice President and Chief Information Officer, effective June 7, 2021. Under the employment letter, Ms. Hayden will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. She also will receive other benefits, including relocation benefits, change-in-control payments as a participant in a Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.

On January 11, 2018, we entered into an employment letter with Mr. Dean that was in connection with his appointment as our Vice President and General Counsel, effective January 12, 2018. Under the employment letter, Mr. Dean was paid an annual base salary and eligible to participate in the variable cash compensation incentive program. He also received other benefits, including relocation benefits and change-in-control payments as a participant in the Severance Plan described below, and was eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.

See the “Employment Arrangements and Potential Payments upon Certain Events” section for more information on Mr. Baur’s, Mr. Eldh’s, Mr. Jones’, Ms. Hayden’s and Mr. Dean’s employment arrangements that were in effect during fiscal 2022.

Severance Plan

We have established a severance plan to provide severance and other benefits to certain executives selected by the Compensation Committee to participate in the severance plan. The Company’s severance plan is uniform for the current executives selected by the Compensation Committee to participate at their respective levels, excepting Mr. Eldh, who has several provisions that are individually tailored, as described below. We refer to the Company severance plan and Mr. Eldh’s severance plan collectively as the “Severance Plan.”

The employment arrangements with our NEOs and the Severance Plan provide that, if the employment of any participant in the Severance Plan is terminated by the Company without cause, or if the Executive resigns for good reason, we will be required to pay or provide the executive’s base salary earned through the date of termination. In addition, we will also be required to pay to the executive in such instances any other amounts or benefits the executive is eligible to receive under any Company plan, program, policy, practice, contract or agreement in accordance with their terms. In such instances, we will also be required to provide severance benefits to the executive, subject to the executive’s execution of a release, consisting of compensation equal to the average annual base salary and variable compensation earned by the executive, including any amounts earned but deferred, in the last three fiscal years completed prior to the termination (the “Average Compensation Amount”), multiplied by a severance multiple, less withholdings. In the case of Mr. Baur, the severance multiple is equal to 2.5, in the case of Mr. Eldh, Mr. Jones, Ms. Hayden and Mr. Dean the severance multiple is 1.5, and in the case of any other executive participating in the Severance Plan, the severance multiple will be set forth in a participation agreement between the Company and such executive (a “Participation Agreement”), but such multiple may not exceed 2.5. In the event the termination occurs within 12 months after or prior to and in contemplation of certain change in control events, Mr. Baur will receive three times his Average Compensation Amount, Mr. Eldh, Mr. Jones, Ms. Hayden and Mr. Dean will receive two times their respective Average Compensation Amount and, in the case of any other executive participating in the Severance Plan, such executive will receive his or her Average Compensation Amount multiplied by his or her change in control multiple, as set forth in a Participation Agreement. In addition, in the event that the executive’s employment is terminated by us without cause, or if the executive resigns for good reason, the executive will be entitled to receive a bonus equal to the pro-rata portion of the then current fiscal year annual variable compensation that otherwise would be payable to the executive based on actual performance. For a period of up to twenty-four months (or in the case of Mr. Eldh, for up to eighteen months) following the date of such a termination (or in the case of Mr. Baur, until he attains 65 years of age), the executives shall be entitled to participate in our medical and dental plans, with the executive paying the full premium charged for such coverage subject to the terms of the employment agreement, the employment letter, and/or the Severance Plan, as applicable.

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

Upon his departure from the Company in July 2022, under the terms of the Severance Plan, Mr. Dean was entitled to receive compensation from the Company as determined under the provisions therein.

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

Severance and Change in Control Benefits

In the event of a termination of employment by the Company other than for cause, death, disability, retirement, the expiration of the employment agreement (in the case of Mr. Baur), or by a NEO for good reason, the NEO will be entitled to a severance payment, provided that the NEO is in, and remains in, compliance with the non-competition, confidentiality, non-solicitation and related covenants provided in his or her employment agreement or the Severance Plan. The amount of a severance payment varies based upon the NEO’s historic compensation amounts, up to two and a half times the Chief Executive Officer’s and one and one-half times the other NEO’s average annual base salary and variable compensation over the last three fiscal years prior to a termination. These potential payments are discussed in more detail under the caption “Employment Arrangements and Potential Payments Upon Certain Events” below.

Our NEOs’ employment agreements, employment letters, and/or the Severance Plan, as applicable, provide for severance in the event of certain termination in connection with a change of control. Such severance payments will be made only if a “double trigger” is met. That is, both a change in control and a termination of employment are required. This is discussed in more detail under the caption “Employment Arrangements and Potential Payments Upon Certain Events” below. The Compensation Committee believes this benefit is required to offer competitive benefits to attract and retain highly qualified executives.

Additional Compensation Matters

Risk Assessment of Compensation Policies and Practices

We have assessed our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards. During fiscal 2022, the Compensation Committee reviewed our compensation policies and practices for all employees, including our NEOs, particularly as they relate to risk management practices and risk-taking incentives. As part of its review, the Compensation Committee discussed with management the ways in which risk is effectively managed or mitigated as it relates to our compensation programs and policies.

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

•

Equity awards typically have vesting schedules of three or four years and, in some cases, have performance-based vesting components as well; thus, NEOs typically will always have unvested awards that could decrease significantly in value if our business is not well-managed for the long term.

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

EXECUTIVE COMPENSATION

Compensation Tables

2022 Summary Compensation Table

The following table summarizes compensation paid to or accrued on behalf of the NEOs for the fiscal year ended June 30, 2022:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael L. Baur	2022	875,000	—	1,125,012	1,206,308	2,123,625	755,239	6,085,184
Chairman and Chief Executive Officer	2021	765,625	—	1,262,036	2,428,626	2,033,063	148,463	6,637,813
	2020	875,000	—	2,248,093	—	169,444	149,914	3,442,451
John Eldh	2022	548,077	—	749,984	804,221	1,339,569	70,197	3,512,048
President and Chief Revenue Officer(4)	2021	475,000	—	841,366	817,676	1,161,750	91,105	3,386,897

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Stephen T. Jones	2022	400,000	—	400,011	428,916	647,200	59,890	1,936,017
Senior Executive Vice President, Chief Financial Officer (5)	2021	218,462	—	800,001	—	360,500	87,300	1,466,263
Rachel Hayden	2022	350,000	200,000	286,525	187,672	339,780	22,050	1,386,027
Senior Executive Vice President, Chief Information Officer(6)	2021	20,192	—	—	—	27,107	100,000	147,299
Matthew S. Dean	2022	450,000	—	212,515	227,874	436,860	42,616	1,369,865
Former Chief Legal Officer(7)	2021	427,500	—	238,384	472,094	418,230	41,141	1,597,349
	2020	450,000	170,000	424,648	—	34,857	38,891	1,118,369

(1)

Amounts shown are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 12 to our audited financial statements for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

(2)

Reflects the value of cash incentives earned pursuant to our annual incentive plan. For fiscal 2022, the cash incentives were awarded in August 2022. For fiscal 2021, the cash incentives under that program were awarded in August 2021. For fiscal 2020, the cash incentives under that program were awarded in August 2020. See the discussion in “Compensation Discussion and Analysis” herein.

(3)	See the All Other Compensation table below for additional information.
(4)	Mr. Eldh joined the Company in October 2019 and was designated an executive officer in November 2020. Mr. Eldh was appointed President in February 2022.
(5)	Mr. Jones joined the Company as Senior Executive Vice President and Chief Financial Officer in December 2020 and was designated an executive officer at that time.
(6)	Ms. Hayden joined the Company as Senior Executive Vice President and Chief Information Officer in June 2021 and was designated an executive officer at that time.
(7)	Mr. Dean departed from the Company in July 2022.

2022 All Other Compensation Table

The following supplemental table summarizes all other compensation paid to our NEOs for the fiscal year ended June 30, 2022, which is included in the All Other Compensation column in the 2022 Summary Compensation Table above:

Name	Fiscal Year	Perquisites ($)(1)	Company Contributions to Nonqualified Deferred Compensation Plan ($)		Company Paid Disability Benefit ($)(2)	Company Contributions to Deferred Contribution Plans (401(k)) ($)	Other ($)(3)	Total ($)
Michael L. Baur	2022	6,573	200,000	(4)	515,100	9,950	23,616	755,239
	2021	4,085	42,361	(4)	77,601	800	23,616	148,463
	2020	5,536	42,361	(4)	77,601	800	23,616	149,914
John Eldh	2022	2,500	22,500	(4)	29,943	9,742	5,512	70,197
	2021	—	22,500		—	800	67,805	91,105
Stephen T. Jones	2022	—	34,223	(4)	11,632	5,900	8,136	59,890
	2021	1,500	9,000		—	800	76,000	87,300
Rachel Hayden	2022	—	7,875	(4)	5,719	4,576	3,880	22,050
	2021	—	—		—	—	100,000	100,000
Matthew S. Dean	2022	1,500	8,250	(4)	10,152	7,025	15,689	42,616
	2021	2,500	12,000		10,152	800	15,689	41,141
	2020	1,000	11,250		10,152	800	15,689	38,891

(1)	Represents physical examination costs.
(2)	Includes supplemental long-term disability benefits.
(3)

Represents life insurance benefits. For Mr. Jones, also includes physical examination costs for his spouse of $1,000. For Mr. Eldh, Mr. Jones, and Ms. Hayden, also includes relocation (and related tax gross-up) benefits of $75,000 in fiscal 2020, $67,805 in fiscal 2021 and $100,000 in fiscal 2021, respectively.

(4)	The deferred compensation benefit is provided in connection with Mr. Baur’s employment agreement, which is discussed below under “Employment Arrangements and Potential Payments upon Certain Events.”

2022 Grants of Plan Based Awards Table

The following table summarizes awards granted to each of the NEOs during the fiscal year ended June 30, 2022 under the 2013 Plan:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael L. Baur	8/18/2021	656,250	1,312,500	2,625,000
	8/27/2021							31,207	36.05	1,125,012
	8/27/2021				7,802	15,604	31,208	15,604	41.26	643,821
	8/27/2021				7,802	15,603	31,206	15,603	36.05	562,488
John Eldh	2/3/2022	625,000	827,917	2,500,000
	8/27/2021							20,804	36.05	749,984
	8/27/2021				5,202	10,403	20,806	10,403	41.26	429,228
	8/27/2021				5,201	10,402	20,804	10,402	36.05	374,992
Stephen T. Jones	8/18/2021	200,000	400,000	800,000
	8/27/2021							11,096	36.05	400,011
	8/27/2021				2,774	5,548	11,096	5,548	41.26	228,910
	8/27/2021				2,774	5,548	11,096	5,548	36.05	200,005
Rachel Hayden	8/18/2021	105,000	210,000	420,000
	8/27/2021							7,948	36.05	286,525
	8/27/2021				1,214	2,428	4,856	2,428	41.26	100,179
	8/27/2021				1,214	2,427	4,854	2,427	36.05	87,493
Matthew S. Dean	8/18/2021	85,000	270,000	540,000
	8/27/2021							5,895	36.05	212,515
	8/27/2021				1,474	2,948	5,896	2,948	41.26	121,634
	8/27/2021				1,474	2,947	5,894	2,947	36.05	106,239

(1)	See “Compensation Discussion and Analysis — Material Elements of our Compensation Programs — Annual Performance-Based and Service-Based Equity Awards,” above.
(2)

The grant date fair values of the stock awards and units are based on the closing prices of our common stock on NASDAQ on August 27, 2021. These equity awards were part of an equity grant granted on August 27, 2021 and the performance metrics for the performance-based portion of these awards were set at that time. These performance-and service-based equity awards were computed in accordance with FASB ASC Topic 718. See “Compensation Discussion and Analysis — Material Elements of our Compensation Program — Annual Performance-Based and Service-Based Equity Awards,” above.

2022 Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes outstanding equity awards held by each of the NEOs as of June 30, 2022:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Michael L. Baur
	12/6/2013	115,356	—	42.82	12/6/2023
	12/5/2014	164,093	—	41.13	12/5/2024
	12/4/2015	125,000	—	38.19	12/4/2025
	12/2/2016	77,339	—	37.00	12/2/2026
	12/8/2017	53,079	—	34.35	12/8/2027
						11/15/2019	10,532	327,966	—	—
	11/19/2020	45,525	88,374	24.68	11/19/2030
						11/19/2020	33,750	1,050,975	—	—
	11/24/2020	40,467	78,554	27.14	11/24/2030
						8/27/2021	31,207	971,786	31,207	971,786
John Eldh
						11/15/2019	9,362	291,533	—	—
						12/2/2019	4,695	146,202	—	—
	11/19/2020	30,350	58,916	24.68	11/19/2030
						11/29/2020	22,501	700,681	—	—
						8/27/2021	20,804	647,837	20,805	647,868
Stephen T. Jones
						3/1/2021	18,139	564,848	—	—
						8/27/2021	11,096	345,529	11,096	345,529
Rachel Hayden						8/27/2021	4,854	151,154	—	—
						9/1/2021	5,961	185,626	—	—
						8/27/2021	—	—	4,855	151,185
Matthew S. Dean
	2/9/2018	10,000	—	32.25	2/9/2028
						11/15/2019	1,990	61,969
	11/19/2020	8,599	16,693	24.68	11/19/2030
						11/19/2020	6,375	198,518
	11/24/2020	8,093	15,711	27.14	11/24/2030
						8/27/2021	5,895	183,570	5,895	183,570

(1)

Stock options and restricted stock units vest ratably over three years beginning on the grant date, unless otherwise noted. However, restricted stock units granted in fiscal 2022 vest ratably over four years beginning on the grant date.

2022 Option Exercises and Stock Vested Table

The following table summarizes the exercise of options and the vesting of stock awards by each of our NEOs during the fiscal year ended June 30, 2022:

Name	Option Awards		Restricted Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael L. Baur	26,586	87,827	37,353	1,317,466
John Eldh	—	—	25,646	916,949
Stephen T. Jones	—	—	9,343	294,398
Rachel Hayden	—	—	1,987	78,228
Matthew S. Dean	—	—	6,218	220,353

2022 Nonqualified Deferred Compensation Table

The following table contains information concerning benefits earned by each of the NEOs under nonqualified deferred compensation plans during the fiscal year ended June 30, 2022:

Name	Executive Contributions in Last Fiscal Year ($)(1)(2)	Registrant Contributions in Last Fiscal Year ($)(3)	Aggregate Earnings (Loss) in Last Fiscal Year ($)(4)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last Fiscal Year-End ($)
Michael L. Baur	400,000	200,000	(1,531,338)	—	11,228,060
John Eldh	75,000	22,500	(37,566)	—	165,209
Stephen T. Jones	114,075	34,223	(30,444)	—	158,384
Rachel Hayden	26,250	7,875	(3,692)	—	30,433
Matthew S. Dean	27,500	8,250	(21,606)	—	148,568

(1)

Amounts represent voluntary deferrals of salary, bonus or a combination of both salary and bonus under our Nonqualified Deferred Compensation Plan. Contributions of deferred salary are reported as fiscal year 2022 income in the “Salary” column of the 2022 Summary Compensation Table.

(2)	Amounts reflect voluntary deferrals under our Nonqualified Deferred Compensation Plan associated with plan awards for fiscal year 2022 but paid in fiscal year 2023.
(3)

Amounts represents our matching contributions under our Nonqualified Deferred Compensation Plan. These amounts are reported as fiscal year 2022 income in the “All Other Compensation” column of the 2022 Summary Compensation Table.

(4)	Reflects cash flows for the fiscal year ended June 30, 2022.

Our Nonqualified Deferred Compensation Plan permits our NEOs to elect to defer a portion of their base salary and incentive bonus, and to receive matching contributions from the Company on a portion of the deferred amounts. Mr. Baur may defer up to 50% of his base compensation and 100% of his bonus, and we will provide a matching contribution of 50% of the amount deferred up to a calendar year limit of $200,000 in matching contributions. Each of Mr. Eldh, Mr. Jones, Ms. Hayden and Mr. Dean may defer up to 50% of his or her base salary and 100% of his or her bonus, and we will provide a matching contribution of 30% on the first 15% of compensation deferred.

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

Employment Arrangements and Potential Payments Upon Certain Events

We have entered into an employment agreement with Mr. Baur that was effective July 1, 2017 and employment letters with Mr. Eldh, Mr. Jones, and Ms. Hayden effective October 1, 2019, December 14, 2020, and June 7, 2021, respectively. Mr. Baur, Mr. Eldh, Mr. Jones, and Ms. Hayden also participate in the Severance Plan. Notwithstanding these employment arrangements, each of Mr. Baur, Mr. Eldh, Mr. Jones, and Ms. Hayden has the right to voluntarily terminate his or her employment at any time. The employment arrangements set forth the general terms and conditions of Mr. Baur’s, Mr. Eldh’s, Mr. Jones’, and Ms. Hayden’s employment and provide for certain severance benefits upon the occurrence of certain events.

We had an employment letter with Mr. Dean effective January 11, 2018 and Mr. Dean participated in the Severance Plan prior to his departure from the Company in July 2022. As a result of his departure, Mr. Dean will receive benefits under the Severance Plan as determined under the provisions therein.

The material elements of compensation of each NEO as contained in their employment arrangements are described in the “Compensation Discussion and Analysis” section herein. The following sets forth in tabular format the incremental compensation that would be payable to such NEO in the event of his termination of employment under various scenarios, which we refer to as termination events. In accordance with SEC rules, the following discussion assumes:

•	That the termination event in question occurred on June 30, 2022, the last day of fiscal 2022; and

•	With respect to calculations based on our stock price, the reported closing price of our common stock on June 30, 2022, $31.14, was used.

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

Mr. Baur

General

Pursuant to the terms of Mr. Baur’s employment agreement, he was entitled to receive an annual base salary of $875,000 in fiscal 2022. Under his agreement, Mr. Baur is eligible to receive annual incentive cash and equity awards under our equity plans as described in the “Compensation Discussion and Analysis” section herein. Subject to the provisions of his employment agreement, Mr. Baur is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Mr. Baur is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	5,701,464	6,841,757	—	—	—	—
Pro Rata Variable Compensation(1)	2,123,625	2,123,625	2,123,625	2,123,625	2,123,625	2,123,625
Equity Acceleration(2)	—	2,350,727	2,350,727	2,350,727	2,350,727	—
Performance-Based Equity Acceleration(3)	—	971,786	971,786	971,786	971,786	—
Medical Coverage(4)	349,320	349,320	349,320	349,320	349,320	—
Deferred Compensation	—	—	—	—	—	—
Disability(5)	—	—	—	—	437,500	—
TOTAL(6)	8,174,409	12,637,215	5,795,458	5,795,458	6,232,958	2,123,625

(1)

Mr. Baur’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Baur had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Baur’s fiscal 2022 annual variable compensation as of June 30, 2022.

(2)

Reflects (i) the difference between fair market value as of June 30, 2022 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2022, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Mr. Eldh

General

Mr. Eldh serves as our President and Chief Revenue Officer. At June 30, 2022, Mr. Eldh received an annual base salary of $625,000. Mr. Eldh is eligible to receive both annual incentive cash compensation and equity awards under the 2021 Plan. Subject to the provisions of his employment arrangements, Mr. Eldh is obligated to comply with certain provisions relating to non-competition (for 18 months post termination), confidentiality and non-solicitation of customers and employees (for 18 months post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Mr. Eldh is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	2,643,297	3,524,396	—	—	—	—
Pro Rata Variable Compensation(1)	1,339,569	1,339,569	1,339,569	1,339,569	1,339,569	1,339,569
Equity Acceleration(2)	—	1,786,253	1,786,253	1,786,253	1,786,253	—
Performance-Based Equity Acceleration(3)	—	647,868	647,868	647,868	647,868	—
Medical Coverage(4)	20,724	20,724	20,724	20,724	20,724	—
Deferred Compensation	—	—	—	—	—	—
Disability(5)	—	—	—	—	274,038	—
TOTAL(6)	4,003,590	7,318,809	3,794,413	3,794,413	4,068,452	1,339,569

(1)

Mr. Eldh’s employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Eldh had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Eldh fiscal 2022 annual variable compensation as of June 30, 2022.

(2)

Reflects (i) the difference between fair market value as of June 30, 2022 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2022, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Mr. Jones

General

Mr. Jones serves as our Senior Executive Vice President and Chief Financial Officer. At June 30, 2022, Mr. Jones received an annual base salary of $400,000. Mr. Jones is eligible to receive both annual incentive cash compensation and equity awards under the 2021 Plan. Subject to the provisions of his employment arrangements, Mr. Jones is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Mr. Jones is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	1,219,622	1,626,162	—	—	—	—
Pro Rata Variable Compensation(1)	647,200	647,200	647,200	647,200	647,200	647,200
Equity Acceleration(2)	—	910,378	910,378	910,378	910,378	—
Performance-Based Equity Acceleration(3)	—	345,529	345,529	345,529	345,529	—
Medical Coverage(4)	27,632	27,632	27,632	27,632	27,632	—
Deferred Compensation	—	—	—	—	—	—
Disability(5)	—	—	—	—	200,000	—
TOTAL(6)	1,894,454	3,556,901	1,930,739	1,930,739	2,130,739	647,200

(1)

Mr. Jones’ employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Jones had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Jones fiscal 2022 annual variable compensation as of June 30, 2022.

(2)

Reflects (i) the difference between fair market value as of June 30, 2022 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2022, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Ms. Hayden

General

Ms. Hayden serves as our Senior Executive Vice President and Chief Information Officer. At June 30, 2022, Ms. Hayden’s annual base salary was set at $350,000. Ms. Hayden is eligible to receive both annual incentive cash compensation and equity awards under the 2021 Plan. Subject to the provisions of her employment arrangements, Ms. Hayden is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if her employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Ms. Hayden is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of her termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	552,809	737,079	—	—	—	—
Pro Rata Variable Compensation(1)	339,780	339,780	339,780	339,780	339,780	339,780
Equity Acceleration(2)	—	336,779	336,779	336,779	336,779	—
Performance-Based Equity Acceleration(3)	—	151,185	151,185	151,185	151,185	—
Medical Coverage(4)	40,777	40,777	40,777	40,777	40,777	—
Deferred Compensation	—	—	—	—	—	—
Disability(5)	—	—	—	—	175,000	—
TOTAL(6)	933,367	1,605,600	868,521	868,521	1,043,521	339,780

(1)

Ms. Hayden’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Ms. Hayden had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Ms. Hayden’s fiscal 2022 annual variable compensation as of June 30, 2022.

(2)

Reflects (i) the difference between fair market value as of June 30, 2022 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2022, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of our CEO and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended June 30, 2022:

•	the total compensation for our median employee was $59,309.71;

•	the annual total compensation of Mr. Baur was $6,085,184; and

•	based on the information above, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees is 102.6 to 1.

During the year ended June 30, 2022, there were no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. Therefore, to calculate the pay ratio for the year ended June 30, 2022, we used the same median employee identified as of June 30, 2021. The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:

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

COMPENSATION OF DIRECTORS

2022 Director Compensation Table

The following table provides information regarding the compensation paid to each of our non-employee directors for the fiscal year ended June 30, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(4)	Total ($)
Peter C. Browning	165,833	133,385	299,218
Frank E. Emory, Jr.	85,000	133,385	218,385
Michael J. Grainger	85,833	133,385	219,218
Charles A. Mathis(2)	77,917	133,385	211,302
Dorothy F. Ramoneda	85,000	133,385	218,385
John P. Reilly(3)	43,333	133,385	176,718
Jeffrey R. Rodek	85,000	133,385	218,385
Elizabeth O. Temple	98,333	133,385	231,718
Charles R. Whitchurch	110,000	133,385	243,385

(1)

Amounts shown are the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 12 to our audited financial statements for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Each then-serving non-employee director received a restricted stock award on August 27, 2021 for 3,700 shares that vested in February 2022.

(2)	Mr. Mathis was appointed as a director of the Company effective August 19, 2021.
(3)	Mr. Reilly’s service as a director of the Company ended on January 27, 2022.
(4)	No director had any stock awards outstanding as of June 30, 2022.

Cash Retainers for Fiscal 2022

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

Equity Retainers for Fiscal 2022

Our non-employee directors receive an annual equity retainer under the 2021 Plan. In addition, non-employee directors also may be eligible to receive other awards under our 2021 Plan. As of January 1, 2019, each non-employee director can elect to receive the award in restricted stock awards or restricted stock units and can elect to defer his or her equity award under the deferred compensation plan.

The number of shares subject to a director’s annual equity award was determined by dividing $130,000 by the equity award value per share on the grant date. For fiscal 2023, the equity award value is increased from $130,000 to $150,000. The equity award value means the closing price of the common stock on the grant date. The date of grant of the annual equity awards for our non-employee directors takes place at the same time as the annual equity awards for our employees.

A person who first becomes a non-employee director on a date other than a regularly scheduled annual meeting of shareholders will receive a restricted stock award for a pro-rated number of shares of common stock. Restricted stock may not be transferred or sold until it has vested.

Restricted stock granted to directors under the 2021 Plan will vest in full on the day that is twelve months after the date of grant, or if earlier, the next annual shareholders’ meeting, provided the director is still in service as a director of the Company on the vesting date and has been in service since the Grant Date; or upon the earlier occurrence of (i) the director’s termination of service as a director by reason of death, disability or retirement or (ii) a change in control of the Company. If a director terminates service for any other reason, he or she will forfeit all of his or her right, title and interest in and to the unvested restricted stock as of the date of termination, unless the Board or the Compensation Committee determines otherwise.

Stock Ownership and Retention Policy

Under the equity ownership policy, directors are expected to hold five times their annual Board cash retainer in Company securities. The policy also incorporates a retention requirement by requiring such persons to retain 50% of the net shares resulting from the vesting of certain awards until the required ownership under the policy is met. As of the end of the 2022 fiscal year, all directors were in compliance with this policy.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended June 30, 2022 with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2022 and in the Proxy Statement for the 2023 Annual Meeting of Shareholders.

Submitted by the Compensation Committee:

Elizabeth O. Temple, Chair

Peter C. Browning

Frank E. Emory, Jr.

Michael J. Grainger

Charles A. Mathis

Dorothy F. Ramoneda

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended June 30, 2022, directors Browning, Emory, Grainger, Mathis, Ramoneda, Rodek, Temple and Whitchurch served on the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2022, or at any time prior thereto. During fiscal 2022, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act, and no executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2022:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
2021 Omnibus Incentive Compensation Plan	6,578	(1)	—	1,602,786
2013 Long-Term Incentive Plan	1,755,777	(2)	$20.62	—
Equity Compensation Plans Not Approved by Shareholders	—		—	—
TOTAL:	1,762,355		$20.54	1,602,786

(1)

ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan (“2021 Plan”). At June 30, 2022, approximately 1,602,786 shares remain available for issuance under the 2021 Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock awards, restricted stock units, deferred stock units, dividend equivalent awards and other stock-based awards. Includes restricted stock outstanding, including restricted stock awards, restricted stock units, performance restricted stock awards and performance restricted stock units. Amount includes 6,578 restricted shares outstanding in the form of restricted stock units and performance units.

(2)

ScanSource, Inc. 2013 Long Term Incentive Plan (“2013 Plan”). At June 30, 2022, no shares remain available for issuance under the 2013 Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock awards, restricted stock units, deferred stock units, dividend equivalent awards and other stock-based awards. Includes restricted stock outstanding, including restricted stock awards, restricted stock units, performance restricted stock awards and performance restricted stock units. Amount includes 632,678 restricted shares outstanding in the form of restricted stock units and performance units.

(3)	The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of restricted stock, which have no exercise price.

Stock Ownership Information

Principal Shareholders and Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 15, 2022 by the following: (i) each of our NEOs; (ii) each of our directors and director nominees; (iii) all of our directors and executive officers as a group; and (iv) each person known to own beneficially more than 5% of our common stock. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The address for each of our directors and executive officers is 6 Logue Court, Greenville, South Carolina 29615.

Name	Number of Shares Beneficially Owned	Percentage(1)

BlackRock, Inc.(2)	4,898,510	19.41%

The Vanguard Group, Inc.(3)	2,888,385	11.44%

Victory Capital Management Inc. (4)	2,129,549	8.44%

Dimensional Fund Advisors LP(5)	1,845,416	7.31%

Pzena Investment Management, LLC(6)	1,592,462	6.31%

Michael L. Baur(7)	736,380	2.92%

Peter C. Browning	34,990		*

Matthew S. Dean(8)	24,379		*

John Eldh(9)	111,603		*

Frank E. Emory, Jr.	15,600		*

Michael J. Grainger	39,200		*

Rachel Hayden(10)	2,208		*

Stephen T. Jones(11)	8,220		*

Charles A. Mathis	10,200		*

Dorothy F. Ramoneda	18,700		*

Jeffrey R. Rodek	18,400		*

Elizabeth O. Temple	24,300		*

Charles R. Whitchurch	22,800		*

All directors and executive officers as a group (12 persons)(12)	1,042,601	4.13%

*	Amount represents less than 1.0%.
(1)

Applicable percentage of ownership is based upon 25,237,665 shares of our common stock outstanding on October 15, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the shares and percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)

The information reported is based on a Schedule 13G/A filed with the SEC on January 27, 2022 reporting sole power of BlackRock, Inc. to vote or direct the vote of 4,704,941 shares and sole power to dispose or direct the disposition of 4,898,510 shares. The business address of BlackRock, Inc. is 55 East 52nd St., New York, NY 10055.

(3)

The information is reported based on a Schedule 13G/A filed with the SEC on February 10, 2022 reporting shared power of The Vanguard Group, Inc. (“Vanguard”) to vote or direct the vote of 29,947 shares, sole power of Vanguard to dispose or direct the disposition of 2,841,492 shares; and shared power of Vanguard to dispose or direct the disposition of 46,893 shares. The business address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

(4)

The information reported is based on a Schedule 13G/A filed with the SEC on February 2, 2022 reporting sole power of Victory Capital Management Inc. (“Victory”) to vote or direct the vote of 2,107,619 shares and sole power to dispose or direct the disposition of 2,129,549 shares. The business address of Victory is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144.

(5)

The information is reported based on a Schedule 13G/A filed with the SEC on February 8, 2022 reporting the beneficial ownership of Dimensional Fund Advisors LP (“Dimensional”) and the sole power to vote or direct the vote of 1,808,040 shares and sole power to dispose or direct the disposition of 1,845,416 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All securities reported in this schedule are owned by the funds advised by Dimensional. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is Building One, 6300 Bee Cave Road, Building One, Austin, TX 78746.

(6)

The information reported is based on a Schedule 13G/A filed with the SEC on January 21, 2022 reporting sole power of Pzena Investment Management, LLC (“Pzena”) to vote or direct the vote of 1,206,954 shares and sole power to dispose or direct the disposition of 1,592,462 shares. The business address of Pzena is 320 Park Avenue, 8th Floor, New York, NY 10022.

(7)

Does not include 83,464 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by November 29, 2022 and includes 83,464 shares pursuant to options which will become exercisable by November 29, 2022. Includes 620,859 shares issuable pursuant to exercisable options. Does not include 14,260 shares underlying unvested restricted stock units that will not vest by November 29, 2022. Includes 27,407 restricted stock units that will vest by November 29, 2022.

(8)	In July 2022, Mr. Dean departed the Company. As a result, the number of shares beneficially owned as reported is based on Mr. Dean’s latest Form 4 filing on December 14, 2021.
(9)

Does not include 29,458 shares issuable pursuant to options granted by the Company that are not currently exercisable and will not become exercisable by November 29, 2022 and includes 29,458 shares pursuant to options which will become exercisable by November 29, 2022. Includes 30,350 shares issuable pursuant to exercisable options. Does not include 59,565 shares underlying unvested restricted stock units that will not vest by November 29, 2022. Includes 25,307 restricted stock units that will vest by November 29, 2022.

(10)	Does not include 15,900 shares underlying unvested restricted stock units that will not become exercisable by November 29, 2022.
(11)	Does not include 47,396 shares underlying unvested restricted stock units that will not become exercisable by November 29, 2022.
(12)

Includes 661,209 shares issuable pursuant to exercisable options, 129,614 shares pursuant to which options which will become exercisable by November 29, 2022 and includes 58,932 shares underlying vested restricted stock units that will vest by November 29, 2022.

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

We are not aware of any related-party transaction since the beginning of fiscal 2022 required to be reported under our policy or applicable SEC rules for which our policies and procedures did not require review or for which such policies and procedures were not followed.

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

Item 14.	Principal Accountant Fees and Services

Fees

As reflected in the table below, we incurred fees in fiscal 2022 and 2021 for services performed by Grant Thornton related to such periods.

	Year Ended June 30, 2022	Year Ended June 30, 2021
Audit Fees	$1,670,906	$1,722,195
Tax Fees	458,500	182,690

Total Fees	$2,129,406	$1,904,885

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

Audit Committee’s Pre-Approval Policies and Procedures

It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent auditor. All audit and permitted non-audit services performed in fiscal 2022 were pre-approved by the Audit Committee. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve non-audit services may be delegated by the Audit Committee, pursuant to guidelines approved by the Audit Committee, to one or more members of the Audit Committee. None of the services described above were approved by the Audit Committee pursuant to the exception provided by the Exchange Act rules.

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

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date

2.1	Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014

2.2	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015

2.3	Asset Purchase Agreement for Intelisys, Inc. dated August 5, 2016		10-Q	10.1	11/7/2016

2.4+	Sale and Purchase Agreement, dated November 12, 2020, by and among ScanSource Europe C.V. and SSE Services Holdings, LLC		8-K	2.1	11/13/2020

3.1	Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022

3.2	Amended and Restated Bylaws		8-K	3.2	1/27/2022

4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994

4.2	Description of Securities		10-K	4.2	8/22/2019

	Executive Compensation Plans and Arrangements

10.1	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021

10.2	Amended and Restated 2002 Long-Term Incentive Plan		8-K	10.1	12/7/2009

10.3	2013 Long-Term Incentive Plan		S-8	99	12/5/2013

10.4	ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan		DEF14A	A	12/7/2021

10.5	Employee Stock Purchase Plan		S-8	99	12/5/2013

10.6	Founder’s Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011

10.7	Executive Severance Plan		8-K	10.3	6/21/2017

10.8	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.3	12/7/2009

10.9	Form of Incentive Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.2	2/4/2011

10.10	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2009		8-K	10.4	12/7/2009

10.11	Form of Non-Qualified Stock Option Award Certificate under the Amended and Restated 2002 Long-Term Incentive Plan for grants on or after December 3, 2010		10-Q	10.3	2/4/2011

10.12	Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014

10.13	Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014

10.14	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date

10.15	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014

10.16	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014

10.17	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014

10.18	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.1	12/8/2017

10.19	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.2	12/8/2017

10.20	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017

10.21	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017

10.22	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017

10.23	Employment Letter, dated January 11, 2018 of Matthew Dean		10-K	10.27	8/22/2019

10.24	Employment Letter, dated September 17, 2019 of John Eldh		10-K	10.26	8/24/2021

10.25	Severance Plan for John C. Eldh		10-K	10.27	8/24/2021

10.26	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021

10.27	Employment Letter, dated May 6, 2021 of Rachel Hayden		10-K	10.29	8/24/2021

10.28	ScanSource, Inc. 2022 Board of Directors Compensation Program		10-K	10.28	8/23/2022

10.29	First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018

10.30	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.2	11/30/2018

10.31	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.3	11/30/2018

10.32	Form of Director Restricted Stock Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.4	11/30/2018

10.33	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.5	11/30/2018

10.34	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.1	1/30/2020

10.35	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K/A	10.37	10/26/2021

10.36	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan	10-K	10.38	8/24/2021

10.37	Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.2	1/27/2022

10.38	Form of Director Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.3	1/27/2022

10.39	Form of Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.4	1/27/2022

10.40	Form of Director Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.5	1/27/2022

10.41	Form of Employee Restricted Stock Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.6	1/27/2022

10.42	Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.7	1/27/2022

10.43	Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.8	1/27/2022

10.44	Form of Director Stock Award Certificate (Stock) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.9	1/27/2022

	Bank Agreements

10.45	Third Amended and Restated Credit Agreement	8-K	10.1	9/29/2022

	Other Agreements

10.46+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.	10-K	10.40	8/24/2021

10.47+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	10-K	10.41	8/24/2021

10.48	Fourth Amendment to Industrial Lease Agreement	10-Q	10.1	5/9/2019

10.49+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.	10-K	10.38	8/22/2019

10.50+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.39	8/22/2019

10.51+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.40	8/22/2019

10.52+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.41	8/22/2019

10.53+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.42	8/22/2019

10.54	Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.43	8/22/2019

10.55+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.44	8/22/2019

10.56	Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.45	8/22/2019

10.57	Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.46	8/22/2019

10.58	Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.47	8/22/2019

10.59	Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement	10-Q	10.1	5/10/2021

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date

10.60	Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021

10.61+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019

10.62+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019

10.63+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019

10.64+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021

10.65+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021

10.66	Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016

10.67+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021

10.68+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019

10.69	Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020

10.70	Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021

21.1	Subsidiaries of the Company		10-K	21.1	8/23/2022

23.1	Consent of Grant Thornton LLP		10-K	23.1	8/23/2022

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1	Certification of the Chief Executive Officer		10-K	32.1	8/23/2022

32.2	Certification of the Chief Financial Officer		10-K	32.2	8/23/2022

101	Interactive Data File (formatted as Inline XBRL)

104	Cover page Inline XBRL File (formatted as Inline XBRL)	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 26, 2022

SCANSOURCE, INC.

By:	/s/ Michael L. Baur
Michael L. Baur
Chairman and Chief Executive Officer