Form 10-Q
period 2022-09-30
SCANSOURCE, INC.
filed 2022-11-08
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common Stock, no par value per share	25,245,216 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2022

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: the impact of the COVID-19 pandemic, macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, termination of the Company's relationship with key suppliers or a significant modification of the terms under which it operates with a key supplier, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2022.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$40,472	$37,987
Accounts receivable, less allowance of $13,942 at September 30, 2022 and $16,806 at June 30, 2022	744,946	729,442
Inventories	675,798	614,814
Prepaid expenses and other current assets	126,484	141,562
Total current assets	1,587,700	1,523,805
Property and equipment, net	36,853	37,477
Goodwill	211,736	214,435
Identifiable intangible assets, net	78,724	84,427
Deferred income taxes	13,381	15,668
Other non-current assets	71,918	61,616
Total assets	$2,000,312	$1,937,428
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$710,919	$714,177
Accrued expenses and other current liabilities	73,760	88,455
Income taxes payable	5,274	34
Current portion of long-term debt	4,102	11,598
Total current liabilities	794,055	814,264
Deferred income taxes	2,882	3,144
Long-term debt, net of current portion	149,631	123,733
Borrowings under revolving credit facility	172,702	135,839
Other long-term liabilities	54,038	53,920
Total liabilities	1,173,308	1,130,900
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,225,902 and 25,187,351 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	66,069	64,297
Retained earnings	870,911	846,869
Accumulated other comprehensive loss	(109,976)	(104,638)
Total shareholders’ equity	827,004	806,528
Total liabilities and shareholders’ equity	$2,000,312	$1,937,428

June 30, 2022 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2022	2021
Net sales	$943,813	$857,583
Cost of goods sold	830,328	756,011
Gross profit	113,485	101,572
Selling, general and administrative expenses	71,593	63,854
Depreciation expense	2,763	2,880
Intangible amortization expense	4,241	4,510
Operating income	34,888	30,328
Interest expense	3,448	1,660
Interest income	(1,589)	(1,026)
Other expense, net	746	263
Income before income taxes	32,283	29,431
Provision for income taxes	8,241	7,358
Net income	$24,042	$22,073

Per share data:
Net income per common share, basic	$0.95	$0.87
Weighted-average shares outstanding, basic	25,201	25,512

Net income per common share, diluted	$0.94	$0.86
Weighted-average shares outstanding, diluted	25,451	25,696

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2022	2021
Net income	$24,042	$22,073
Unrealized gain on hedged transaction, net of tax	1,879	413
Foreign currency translation adjustment	(7,217)	(11,147)
Comprehensive income	$18,704	$11,339

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	25,187,351	$64,297	$846,869	$(104,638)	$806,528
Net income	—	—	24,042	—	24,042
Unrealized gain on hedged transaction, net of tax	—	—	—	1,879	1,879
Foreign currency translation adjustment	—	—	—	(7,217)	(7,217)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	38,551	(586)	—	—	(586)
Share-based compensation	—	2,358	—	—	2,358
Balance at September 30, 2022	25,225,902	$66,069	$870,911	$(109,976)	$827,004

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$24,042	$22,073
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,228	7,650
Amortization of debt issue costs	289	104
Provision for doubtful accounts	125	(1,027)
Share-based compensation	2,316	2,570
Deferred income taxes	2,274	(183)
Finance lease interest	2	17
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,799)	(26,714)
Inventories	(62,192)	(25,879)
Prepaid expenses and other assets	14,690	(1,174)
Other non-current assets	(9,469)	691
Accounts payable	(1,053)	(26,962)
Accrued expenses and other liabilities	(13,168)	(14,683)
Income taxes payable	5,256	6,558
Net cash used in operating activities	(48,459)	(56,959)
Cash flows from investing activities:
Capital expenditures	(1,758)	(1,090)
Net cash used in investing activities	(1,758)	(1,090)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	579,011	526,637
Repayments on revolving credit, net of expenses	(542,147)	(470,237)
Borrowings (repayments) on long-term debt, net	18,402	(2,218)
Finance lease obligations	771	(316)
Debt issuance costs	(1,407)	—
Exercise of stock options	10	994
Taxes paid on settlement of equity awards	(596)	—
Net cash provided by financing activities	54,044	54,860
Effect of exchange rate changes on cash and cash equivalents	(1,342)	(4,038)
Increase (decrease) in cash and cash equivalents	2,485	(7,227)
Cash and cash equivalents at beginning of period	37,987	62,718
Cash and cash equivalents at end of period	$40,472	$55,491

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2022 and June 30, 2022, the results of operations for the quarters ended September 30, 2022 and 2021, the statements of comprehensive income for the quarters ended September 30, 2022 and 2021, the statements of shareholders' equity for the quarters ended September 30, 2022 and 2021 and the statements of cash flows for the three months ended September 30, 2022 and 2021. The results of operations for the quarters ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

The Company has reclassified certain prior-year amounts in the segment results to conform with current year presentation. The reclassifications had no effect on the condensed consolidated financial results.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the three months ended September 30, 2022 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $11.5 million and $18.0 million are included in accounts payable on the condensed consolidated balance sheets at September 30, 2022 and June 30, 2022, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.8 million for the quarter ended September 30, 2022 and $2.9 million for the quarter ended September 30, 2021. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.2 million for the quarter ended September 30, 2022 and $0.3 million for the quarter ended September 30, 2021. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.2 million for the quarter ended September 30, 2022 and $4.5 million for the quarter ended September 30, 2021.

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

Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country-specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables over the contractual life are recorded at inception and adjusted over the contractual life.

The changes in the allowance for doubtful accounts for the three months ended September 30, 2022 are set forth in the table below.

	June 30, 2022	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2022
	(in thousands)
Trade accounts and current notes receivable allowance	$16,806	$125	$(2,721)	$(268)	$13,942
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the three months ended September 30, 2022.

(3) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility, barcode, POS, payments, physical security, unified communications, collaboration, telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from a Company warehouse, (ii) drop-shipment directly from the supplier or (iii) electronic delivery for non-physical products.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$576,329	$348,631	$924,960
Intelisys connectivity and cloud	—	18,853	18,853
	$576,329	$367,484	$943,813

	Quarter ended September 30, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$501,711	$338,248	$839,959
Intelisys connectivity and cloud	—	17,624	17,624
	$501,711	$355,872	$857,583

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$24,042	$22,073
Denominator:
Weighted-average shares, basic	25,201	25,512
Dilutive effect of share-based payments	250	184
Weighted-average shares, diluted	25,451	25,696

Net income per common share, basic	$0.95	$0.87
Net income per common share, diluted	$0.94	$0.86

For the quarters ended September 30, 2022 and 2021, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,128,445 and 1,213,398, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	September 30, 2022	June 30, 2022
	(in thousands)
Foreign currency translation adjustment	$(113,116)	$(105,899)
Unrealized gain on hedged transaction, net of tax	3,140	1,261
Accumulated other comprehensive loss	$(109,976)	$(104,638)

The tax effect of amounts in comprehensive loss (income) reflect a tax expense or (benefit) as follows:

	Quarter ended September 30,
	2022	2021
	(in thousands)
Tax expense	$414	$284

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2022, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2022	$16,370	$198,065	$214,435
Foreign currency translation adjustment	—	(2,699)	(2,699)
Balance at September 30, 2022	$16,370	$195,366	$211,736

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2022.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2022	$84,427
Amortization expense	(4,241)
Foreign currency translation adjustment	(1,462)
Balance at September 30, 2022	$78,724

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022
	(in thousands)
Current portion of long-term debt	$4,102	$11,598
Mississippi revenue bond, net of current portion	3,381	3,733
Senior secured term loan facility, net of current portion	146,250	120,000
Borrowings under revolving credit facility	172,702	135,839
Total debt	$326,435	$271,170

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On September 28, 2022, ScanSource, Inc. amended and restated the Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extends the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.5 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, shall bear interest at a rate per annum equal to, at the Company’s option, (i) the adjusted Term SOFR or daily simple SOFR rate plus a fixed credit spread adjustment of 0.10%, plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon the Company’s leverage ratio, plus, if applicable, certain mandatory costs. Loans denominated in foreign currencies shall bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars shall bear interest based upon the adjusted daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio, or such other rate as the Company and the applicable swingline lender may agree.

During the quarter ended September 30, 2022, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of September 30, 2022 was 1.50% for LIBOR and SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at September 30, 2022 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter.

In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at September 30, 2022.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2022 and 2021 was $200.5 million and $54.4 million, respectively. There was $177.3 million and $214.2 million available for additional borrowings as of September 30, 2022 and June 30, 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2022 or June 30, 2022.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2022, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2022 and June 30, 2022 were 3.21% and 1.97%, respectively.

Debt Issuance Costs

At September 30, 2022, net debt issuance costs associated with the credit facility and bond totaled $2.0 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $35.9 million and $34.5 million for the exchange of foreign currencies at September 30, 2022 and June 30, 2022, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2022 and 2021 are as follows:

	Quarter ended
	September 30,
	2022	2021
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$438	$(1,651)
Net foreign currency transactional and re-measurement losses	484	2,136
Net foreign currency exchange losses	$922	$485

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

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. On April 30, 2019, the Company entered into an interest rate swap agreement, which was amended on September 28, 2022 to change the reference rate from LIBOR to SOFR. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2022 and 2021.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters ended September 30, 2022 and 2021, are as follows:

	Quarter ended
	September 30,
	2022	2021
	(in thousands)
Net interest expense recognized as a result of interest rate swap	$32	$580
Unrealized gain (loss) in fair value of interest rate swap	2,500	(15)
Net increase in accumulated other comprehensive income	2,532	565
Income tax effect	653	152
Net increase in accumulated other comprehensive income, net of tax	$1,879	$413

The Company used the following derivative instruments at September 30, 2022 and June 30, 2022, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2022		June 30, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$4	$—	$—
Foreign currency hedge	Prepaid expenses and other current assets	$8	$—	$—	$—
Interest rate swap agreement	Other non-current assets	$4,218	$—	$1,686	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$—	$—	$5
Foreign currency hedge	Accrued expenses and other current liabilities	$—	$—	$93	$—

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements and interest rate swap agreements. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,674	$25,674	$—
Forward foreign currency exchange contracts	4	—	4
Interest rate swap agreement	4,218	—	4,218
Foreign currency hedge	8	—	8
Total assets at fair value	$29,904	$25,674	$4,230
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,674	$25,674	$—
Total liabilities at fair value	$25,674	$25,674	$—

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,178	$25,178	$—
Interest rate swap agreement	1,686	—	1,686
Total assets at fair value	$26,864	$25,178	$1,686
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,178	$25,178	$—
Forward foreign currency exchange contracts	5	—	5
Foreign currency hedge	93	—	93
Total liabilities at fair value	$25,276	$25,178	$98

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

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2022	2021
	(in thousands)
Sales:
Specialty Technology Solutions	$576,329	$501,711
Modern Communications & Cloud	367,484	355,872
	$943,813	$857,583
Depreciation and amortization:
Specialty Technology Solutions	$2,702	$2,969
Modern Communications & Cloud	3,649	3,962
Corporate	877	719
	$7,228	$7,650
Operating income (loss):
Specialty Technology Solutions	$21,852	$14,104
Modern Communications & Cloud	13,036	16,307
Corporate	—	(83)
	$34,888	$30,328
Capital expenditures:
Specialty Technology Solutions	$(502)	$(117)
Modern Communications & Cloud	(1,256)	(973)
	$(1,758)	$(1,090)
Sales by Geography Category:
United States and Canada	$861,602	$771,914
International	84,275	87,812
Less intercompany sales	(2,064)	(2,143)
	$943,813	$857,583

	September 30, 2022	June 30, 2022
	(in thousands)
Assets:
Specialty Technology Solutions	$1,059,022	$1,030,538
Modern Communications & Cloud	940,677	906,890
Corporate	613	—
	$2,000,312	$1,937,428
Property and equipment, net by Geography Category:
United States and Canada	$31,685	$32,715
International	5,168	4,762
	$36,853	$37,477

(11) Leases

In accordance with ASC 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2027. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at September 30, 2022 and June 30, 2022.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at September 30, 2022 and June 30, 2022:

		September 30, 2022	June 30, 2022
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$15,184	$16,217
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,533	$4,499
Long-term operating lease liabilities	Other long-term liabilities	$11,962	$13,085

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended September 30, 2022 and 2021. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2022	2021
	(in thousands)
Operating lease cost	$1,286	$1,243
Variable lease cost	344	322
	$1,630	$1,565

Supplemental cash flow information related to the Company's operating leases for the quarters ended September 30, 2022 and 2021 are presented in the table below:

	Quarter ended
	September 30,
	2022	2021
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,339	$1,294
Right-of-use assets obtained in exchange for lease obligations	111	362

The weighted-average remaining lease term and discount rate at September 30, 2022 are presented in the table below:

September 30, 2022
Weighted-average remaining lease term	4.17 years
Weighted-average discount rate	3.99%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2022:

Operating leases
(in thousands)
2023	$4,006
2024	4,543
2025	3,416
2026	2,878
2027	2,597
Thereafter	632
Total future payments	18,072
Less: amounts representing interest	1,577
Present value of lease payments	$16,495
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $4.1 million at September 30, 2022 and June 30, 2022.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$15
Other non-current assets	$3,699	$3,818
Liabilities
Accrued expenses and other current liabilities	$14	$15
Other long-term liabilities	$3,699	$3,818

(13) Income Taxes

Income taxes for the quarters ended September 30, 2022 and 2021 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended September 30, 2022, a discrete net tax benefit of $0.5 million was recorded, which is primarily attributable to a notional interest deduction on the net equity of the Company's Brazilian subsidiary. There were no material discrete items during the quarter ended September 30, 2021.

The Company’s effective tax rate of 25.5% for the quarter ended September 30, 2022, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 25.0% for the quarter ended September 30, 2021.

As of September 30, 2022, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended September 30, 2022, foreign subsidiaries repatriated cash of $2.9 million to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.1 million of total gross unrecognized tax benefits at September 30, 2022 and June 30, 2022. Of this total at September 30, 2022, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2022 and June 30, 2022, the Company had approximately $1.2 million accrued for interest and penalties.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2017.

(14) Discontinued Operations

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

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK business on November 12, 2020. Total cash received for the sale of divestitures was $37.5 million.

There were no components of net income or loss from discontinued operations for the quarters ended September 30, 2022 and 2021.

There were no assets or liabilities classified as held-for-sale in the accompanying consolidated balance sheets at September 30, 2022 and June 30, 2022.

There were no cash flows from discontinued operations for the three months ended September 30, 2022 and 2021.

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

Results of Operations

Net Sales

We have two reportable segments, which are based on technology. The following tables summarize our net sales results by business segment and by geographic location for the quarters ended September 30, 2022 and 2021:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2022	2021	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$576,329	$501,711	$74,618	14.9%	14.9%
Modern Communications & Cloud	367,484	355,872	11,612	3.3%	3.4%
Total net sales	$943,813	$857,583	$86,230	10.1%	10.1%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter ended September 30, 2022, net sales for the Specialty Technology Solutions segment increased $74.6 million, or 14.9%, compared to the prior-year period. The increase in net sales for the quarter is primarily due to strong growth across technologies in North America.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil, Europe and the UK. For the quarter ended September 30, 2022, net sales for the Modern Communications & Cloud segment increased $11.6 million, or 3.3%. Excluding the foreign exchange negative impact, adjusted net sales increased $12.2 million, or 3.4%, for the quarter ended September 30, 2022 compared to the prior-year period. The increase in net sales and adjusted net sales for the quarter is primarily due to increased demand for our communications solutions. For our Intelisys business, net sales for the first quarter of fiscal year 2023 increased 7.0% year-over-year.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2022	2021	$ Change	% Change
	(in thousands)
United States and Canada	$859,538	$769,771	$89,767	11.7%	11.7%
International	84,275	87,812	(3,537)	(4.0)%	(3.3)%
Total net sales	$943,813	$857,583	$86,230	10.1%	10.1%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2022 and 2021:

	Quarter ended September 30,				% of Net Sales September 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$58,404	$45,694	$12,710	27.8%	10.1%	9.1%
Modern Communications & Cloud	55,081	55,878	(797)	(1.4)%	15.0%	15.7%
Gross profit	$113,485	$101,572	$11,913	11.7%	12.0%	11.8%

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

Specialty Technology Solutions

For the quarter ended September 30, 2022, gross profit dollars for the Specialty Technology Solutions segment increased $12.7 million, or 27.8%. Higher sales volume, after considering the associated cost of goods sold, contributed $6.8 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $5.9 million, largely from a more favorable sales mix. For the quarter ended September 30, 2022, the gross profit margin increased 103 basis points over the prior-year to 10.1%.

Modern Communications & Cloud

For the quarter ended September 30, 2022, the Modern Communications & Cloud segment gross profit decreased by $0.8 million, or 1.4%. Higher sales volume, after considering the associated cost of goods sold, positively contributed $1.8 million to gross profit dollars. Gross margin mix negatively impacted gross profit by $2.6 million, largely driven by a less favorable sales mix. For the quarter ended September 30, 2022, the gross profit margin decreased 71 basis points compared to the prior-year to 15.0%.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2022 and 2021:

	Quarter ended September 30,				% of Net Sales September 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Selling, general and administrative expenses	$71,593	$63,854	$7,739	12.1%	7.6%	7.4%
Depreciation expense	2,763	2,880	(117)	(4.1)%	0.3%	0.3%
Intangible amortization expense	4,241	4,510	(269)	(6.0)%	0.4%	0.5%
Operating expenses	$78,597	$71,244	$7,353	10.3%	8.3%	8.3%

Selling, general and administrative expenses ("SG&A") increased $7.7 million for the quarter ended September 30, 2022 compared to the prior-year period. The increase is primarily attributable to higher employee costs.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2022 and 2021:

	Quarter ended September 30,				% of Net Sales September 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$21,852	$14,104	$7,748	54.9%	3.8%	2.8%
Modern Communications & Cloud	13,036	16,307	(3,271)	(20.1)%	3.5%	4.6%
Corporate	—	(83)	83	nm*	nm*	nm*
Operating income	$34,888	$30,328	$4,560	15.0%	3.7%	3.5%

*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $7.7 million for the quarter ended September 30, 2022 compared to the prior-year period. Operating margin increased to 3.8% for the quarter ended September 30, 2022. The increase in operating income and margin for the quarter is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income decreased $3.3 million for the quarter ended September 30, 2022, compared to the prior-year period. Operating margin decreased to 3.5% for the quarter ended September 30, 2022. The decrease in operating income and margin for the quarter is primarily due to higher employee costs.

Corporate

Corporate recognized no restructuring or divestiture expenses for the quarter ended September 30, 2022, compared to $0.1 million in the prior-year quarter.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2022 and 2021:

	Quarter ended September 30,				% of Net Sales September 30,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Interest expense	$3,448	$1,660	$1,788	107.7%	0.4%	0.2%
Interest income	(1,589)	(1,026)	(563)	(54.9)%	(0.2)%	(0.1)%
Net foreign exchange losses	922	485	437	90.1%	0.1%	0.1%
Other, net	(176)	(222)	46	20.7%	(0.0)%	(0.0)%
Total other expense, net	$2,605	$897	$1,708	190.4%	0.3%	0.1%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended September 30, 2022 compared to the prior-year, primarily from higher borrowings and increases in interest rates on our multi-currency revolving credit facility.

Interest income for the quarter ended September 30, 2022 was generated on interest-bearing customer receivables principally in Brazil.

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

Provision for Income Taxes

For the quarter ended September 30, 2022, income tax expense was $8.2 million reflecting an effective tax rate of 25.5%. In comparison, for the quarter ended September 30, 2021, income tax expense was $7.4 million, reflecting an effective tax rate of 25.0%. The increase in the effective tax rate for the quarter is primarily due to an increase in non-deductible expenses and a decrease in creditable foreign taxes compared to the prior-year quarter. A discrete tax benefit of $0.5 million was recognized in the September 30, 2022 quarter, primarily attributable to the notional interest deduction on the net equity of the Company's Brazilian subsidiary. We expect the effective tax rate, excluding discrete items, for fiscal year 2023 to be approximately 26.4% to 27.4%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Adjusted EBITDA starts with net income and adds back interest expense, income tax expense, depreciation expense, amortization of intangible assets, share-based compensation expense, changes in fair value of contingent consideration, and other non-GAAP adjustments. Since adjusted EBITDA excludes some non-cash costs of investing in our business and people, we believe that adjusted EBITDA shows the profitability from our business operations more clearly.
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended September 30, 2022 and 2021, respectively:

	Quarter ended September 30,
	2022	2021
Adjusted return on invested capital ratio, annualized (a)	15.6%	17.5%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2022	2021
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$24,042	$22,073
Plus: Interest expense	3,448	1,660
Plus: Income taxes	8,241	7,358
Plus: Depreciation and amortization	7,228	7,650
EBITDA (non-GAAP)	42,959	38,741
Plus: Share-based compensation	2,316	2,570
Plus: Acquisition and divestiture costs (a)	—	83
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$45,275	$41,394

	Quarter ended September 30,
	2022	2021
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$806,528	$731,191
Equity – end of the quarter	827,004	746,094
Plus: Share-based compensation, net	1,718	1,922
Plus: Acquisition and divestiture costs (a)	—	83
Average equity	817,625	739,645
Average funded debt (b)	336,428	197,406
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,154,053	$937,051
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

Net Sales by Segment:
	Quarter ended September 30,
	2022	2021	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$576,329	$501,711	$74,618	14.9%
Foreign exchange impact (a)	60	—
Non-GAAP net sales, constant currency	$576,389	$501,711	$74,678	14.9%

Modern Communications & Cloud:
Net sales, reported	$367,484	$355,872	$11,612	3.3%
Foreign exchange impact (a)	613	—
Non-GAAP net sales, constant currency	$368,097	$355,872	$12,225	3.4%

Consolidated:
Net sales, reported	$943,813	$857,583	$86,230	10.1%
Foreign exchange impact (a)	673	—
Non-GAAP net sales, constant currency	$944,486	$857,583	$86,903	10.1%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2022 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2021.

Net Sales by Geography:
	Quarter ended September 30,
	2022	2021	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$859,538	$769,771	$89,767	11.7%

International:
Net sales, reported	$84,275	$87,812	$(3,537)	(4.0)%
Foreign exchange impact (a)	673	—
Non-GAAP net sales, constant currency	$84,948	$87,812	$(2,864)	(3.3)%

Consolidated:
Net sales, reported	$943,813	$857,583	$86,230	10.1%
Foreign exchange impact (a)	673	—
Non-GAAP net sales, constant currency	$944,486	$857,583	$86,903	10.1%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2022 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2021.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2022	2021	$ Change	% Change	2022	2021
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$21,852	$14,104	$7,748	54.9%	3.8%	2.8%
Adjustments:
Amortization of intangible assets	1,341	1,531	(190)
Non-GAAP operating income	$23,193	$15,635	$7,558	48.3%	4.0%	3.1%

Modern Communications & Cloud:
GAAP operating income	$13,036	$16,307	$(3,271)	(20.1)%	3.5%	4.6%
Adjustments:
Amortization of intangible assets	2,900	2,979	(79)
Non-GAAP operating income	$15,936	$19,286	$(3,350)	(17.4)%	4.3%	5.4%

Corporate:
GAAP operating loss	$—	$(83)	$83	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	—	83	(83)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$34,888	$30,328	$4,560	15.0%	3.7%	3.5%
Adjustments:
Amortization of intangible assets	4,241	4,510	(269)
Acquisition and divestiture costs	—	83	(83)
Non-GAAP operating income	$39,129	$34,921	$4,208	12.1%	4.1%	4.1%

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

	Quarter ended September 30, 2022
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$71,593	$—	$—	$71,593
Operating income	34,888	4,241	—	39,129
Pre-tax income	32,283	4,241	—	36,524
Net income	24,042	3,161	—	27,203
Diluted EPS	$0.94	$0.12	$—	$1.07

	Quarter ended September 30, 2021
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$63,854	$—	$(83)	$63,771
Operating income	30,328	4,510	83	34,921
Pre-tax income	29,431	4,510	83	34,024
Net income	22,073	3,394	83	25,550
Diluted EPS	$0.86	$0.13	$—	$0.99

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

Our cash and cash equivalents balance totaled $40.5 million at September 30, 2022, compared to $38.0 million at June 30, 2022, including $33.1 million and $35.0 million held outside of the United States at September 30, 2022 and June 30, 2022, respectively. Checks released but not yet cleared in the amounts of $11.5 million and $18.0 million are included in accounts payable at September 30, 2022 and June 30, 2022, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $84.1 million to $793.6 million at September 30, 2022 from $709.5 million at June 30, 2022, primarily from increases in accounts receivable and inventory. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the quarter ended September 30, 2022, our working capital investment increased to support our 10.1% year-over-year net sales growth.

	Three months ended
	September 30,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating activities	$(48,459)	$(56,959)
Investing activities	(1,758)	(1,090)
Financing activities	54,044	54,860
Net cash used in operating activities was $48.5 million for the three months ended September 30, 2022, compared to $57.0 million used in operating activities in the prior-year period. Cash used in operating activities for the three months ended September 30, 2022 is attributable to increases in inventory and accounts receivable, which increased 10% and 2%, respectively, compared to the beginning of the three month period. Cash used in operating activities for the three months ended September 30, 2021 is primarily attributable to increases in accounts receivable and inventory, which increased 4% and 5%, respectively, compared to the beginning of the three month period. Also contributing to the decrease in operating cash flows for the three months ended September 30, 2021 were decreases in accounts payable, which decreased by 5% compared to the beginning of the three month period.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items.

The number of days sales outstanding ("DSO") was 71 days at September 30, 2022, compared to 68 days at June 30, 2022 and 62 days at September 30, 2021. The increase in DSO for the quarter ended September 30, 2022 is primarily due to increased net receivables, driven by project specific customer terms and timing of sales near the end of the reporting period. Inventory turned 5.1 times during the quarter ended September 30, 2022, compared to 5.6 times for previous quarter ended June 30, 2022 and 6.3 times in the prior-year quarter ended September 30, 2021. The decrease in inventory turns for the quarter ended September 30, 2022 is primarily due to increased average inventory.

Cash used in investing activities for the three months ended September 30, 2022 was $1.8 million, compared to $1.1 million used in investing activities in the prior-year period. Cash used in investing activities for the three months ended September 30, 2022 and 2021 represent capital expenditures, primarily for IT investments.

Management expects capital expenditures for fiscal year 2023 to range from $6.5 million to $8.5 million, primarily for IT investments and facility improvements.

For the three months ended September 30, 2022, cash provided by financing activities totaled $54.0 million, compared to $54.9 million provided by financing activities for the prior-year period. Cash provided by financing activities for the three months ended September 30, 2022 and 2021 is primarily attributable to net borrowings on the revolving credit facility.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On September 28, 2022, we amended and restated our Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extends the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” we may increase our borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic assets and our domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. We incurred debt issuance costs of $1.5 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, shall bear interest at a rate per annum equal to, at our option, (i) the adjusted Term SOFR or daily simple SOFR rate plus a fixed credit spread adjustment of 0.10%, plus an additional margin ranging from 1.00% to 1.75%, depending upon our ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs. Loans denominated in foreign currencies shall bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars shall bear interest based upon the adjusted daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio, or such other rate as agreed upon with the applicable swingline lender.

During the quarter ended September 30, 2022, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of September 30, 2022 was 1.50% for LIBOR and SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at September 30, 2022 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2022.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2022 and 2021 was $200.5 million and $54.4 million, respectively. There was $177.3 million and $214.2 million available for additional borrowings as of September 30, 2022 and June 30, 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2022 or June 30, 2022. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Credit Facility as of September 30, 2022, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. No material changes have occurred to our market risks since June 30, 2022.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at September 30, 2022. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at September 30, 2022. During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2022, which could materially affect our business, financial condition and/or future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. The following table presents the share-repurchase activity for the quarter ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1 - 31, 2022	—	$—	—	$81,814,854
August 1 - 31, 2022	20,822	$28.66	—	$81,814,854
September 1 - 30, 2022	—	$—	—	$81,814,854
Total	20,822		—

(1) Includes 20,822 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of August 2022. There were no shares withheld during the months of July and September 2022.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Third Amended and Restated Credit Agreement

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2022 and June 30, 2022; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters ended September 30, 2022 and 2021; (iv) the Condensed Consolidated Statements of Shareholder's Equity at September 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	November 8, 2022	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2022	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)