Form 10-Q
period 2022-12-31
SCANSOURCE, INC.
filed 2023-02-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2023
Common Stock, no par value per share	25,349,304 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2022

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$66,445	$37,987
Accounts receivable, less allowance of $13,353 at December 31, 2022 and $16,806 at June 30, 2022	779,562	729,442
Inventories	761,936	614,814
Prepaid expenses and other current assets	111,119	141,562
Total current assets	1,719,062	1,523,805
Property and equipment, net	36,593	37,477
Goodwill	214,367	214,435
Identifiable intangible assets, net	75,950	84,427
Deferred income taxes	14,751	15,668
Other non-current assets	69,806	61,616
Total assets	$2,130,529	$1,937,428
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$748,662	$714,177
Accrued expenses and other current liabilities	76,985	88,455
Income taxes payable	6,049	34
Current portion of long-term debt	5,040	11,598
Total current liabilities	836,736	814,264
Deferred income taxes	3,132	3,144
Long-term debt, net of current portion	147,756	123,733
Borrowings under revolving credit facility	230,000	135,839
Other long-term liabilities	50,519	53,920
Total liabilities	1,268,143	1,130,900
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,343,014 and 25,187,351 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	68,313	64,297
Retained earnings	896,645	846,869
Accumulated other comprehensive loss	(102,572)	(104,638)
Total shareholders’ equity	862,386	806,528
Total liabilities and shareholders’ equity	$2,130,529	$1,937,428

June 30, 2022 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$1,011,241	$864,079	$1,955,054	$1,721,662
Cost of goods sold	895,907	756,426	1,726,236	1,512,437
Gross profit	115,334	107,653	228,818	209,225
Selling, general and administrative expenses	69,074	69,161	140,667	133,016
Depreciation expense	2,678	2,547	5,441	5,427
Intangible amortization expense	4,150	4,447	8,391	8,956
Operating income	39,432	31,498	74,319	61,826
Interest expense	5,060	1,493	8,507	3,153
Interest income	(2,027)	(947)	(3,618)	(1,973)
Other expense, net	207	543	955	807
Income before income taxes	36,192	30,409	68,475	59,839
Provision for income taxes	10,458	7,257	18,699	14,614
Net income from continuing operations	25,734	23,152	49,776	45,225
Net income from discontinued operations	—	100	—	100
Net income	$25,734	$23,252	$49,776	$45,325

Per share data:
Net income from continuing operations per common share, basic	$1.02	$0.91	$1.97	$1.77
Net income from discontinued operations per common share, basic	—	—	—	—
Net income per common share, basic	$1.02	$0.91	$1.97	$1.77
Weighted-average shares outstanding, basic	25,287	25,585	25,244	25,549

Net income from continuing operations per common share, diluted	$1.01	$0.89	$1.96	$1.75
Net income from discontinued operations per common share, diluted	—	—	—	—
Net income per common share, diluted	$1.01	$0.90	$1.96	$1.76
Weighted-average shares outstanding, diluted	25,502	25,895	25,454	25,806

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$25,734	$23,252	$49,776	$45,325
Unrealized gain on hedged transaction, net of tax	3	1,172	1,882	1,585
Foreign currency translation adjustment	7,401	(2,759)	184	(13,906)
Comprehensive income	$33,138	$21,665	$51,842	$33,004

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	25,187,351	$64,297	$846,869	$(104,638)	$806,528
Net income	—	—	24,042	—	24,042
Unrealized gain on hedged transaction, net of tax	—	—	—	1,879	1,879
Foreign currency translation adjustment	—	—	—	(7,217)	(7,217)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	38,551	(586)	—	—	(586)
Share-based compensation	—	2,358	—	—	2,358
Balance at September 30, 2022	25,225,902	$66,069	$870,911	$(109,976)	$827,004
Net income	—	—	25,734	—	25,734
Unrealized gain on hedged transaction, net of tax	—	—	—	3	3
Foreign currency translation adjustment	—	—	—	7,401	7,401
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	117,112	(1,112)	—	—	(1,112)
Share-based compensation	—	3,356	—	—	3,356
Balance at December 31, 2022	25,343,014	$68,313	$896,645	$(102,572)	$862,386

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$49,776	$45,325
Net income from discontinued operations	—	100
Net income from continuing operations	49,776	45,225
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,285	14,879
Amortization of debt issue costs	385	209
Provision for doubtful accounts	33	921
Share-based compensation	5,679	6,032
Deferred income taxes	932	(109)
Finance lease interest	24	26
Changes in operating assets and liabilities:
Accounts receivable	(49,541)	(54,370)
Inventories	(146,826)	(95,531)
Prepaid expenses and other assets	30,487	(11,236)
Other non-current assets	(7,168)	(1,561)
Accounts payable	33,820	25,444
Accrued expenses and other liabilities	(13,268)	(5,130)
Income taxes payable	6,036	(177)
Net cash used in operating activities	(75,346)	(75,378)
Cash flows from investing activities:
Capital expenditures	(4,262)	(2,645)
Proceeds from the sale of discontinued operations	—	3,125
Net cash (used in) provided by investing activities	(4,262)	480
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	1,232,058	1,115,161
Repayments on revolving credit, net of expenses	(1,137,897)	(1,057,376)
Borrowings (repayments) on long-term debt, net	17,465	(4,093)
Repayments on finance lease obligation	(492)	(624)
Debt issuance costs	(1,407)	—
Exercise of stock options	634	1,114
Taxes paid on settlement of equity awards	(2,332)	(2,634)
Common stock repurchased	—	(183)
Net cash provided by financing activities	108,029	51,365
Effect of exchange rate changes on cash and cash equivalents	37	(5,062)
Increase (decrease) in cash and cash equivalents	28,458	(28,595)
Cash and cash equivalents at beginning of period	37,987	62,718
Cash and cash equivalents at end of period	$66,445	$34,123

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2022 and June 30, 2022, the results of operations for the quarters and six months ended December 31, 2022 and 2021, the statements of comprehensive income for the quarters and six months ended December 31, 2022 and 2021, the statements of shareholders' equity for the quarters and six months ended December 31, 2022 and 2021 and the statements of cash flows for the six months ended December 31, 2022 and 2021. The results of operations for the quarters and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

The Company has reclassified certain prior-year amounts in the segment results to conform with current year presentation. The reclassifications had no effect on the condensed consolidated financial results.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2022 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $8.9 million and $18.0 million are included in accounts payable on the condensed consolidated balance sheets at December 31, 2022 and June 30, 2022, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.7 million and $5.4 million for the quarter and six months ended December 31, 2022 and $2.5 million and $5.4 million for the quarter and six months ended December 31, 2021. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.2 million and $0.5 million for the quarter and six months ended December 31, 2022 and 2021. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.2 million and $8.4 million for the quarter and six months ended December 31, 2022 and $4.4 million and $9.0 million for the quarter and six months ended December 31, 2021.

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

The changes in the allowance for doubtful accounts for the six months ended December 31, 2022 are set forth in the table below.

	June 30, 2022	Amounts Charged to Expense	Write-offs	Other (1)	December 31, 2022
	(in thousands)
Trade accounts and current notes receivable allowance	$16,806	$33	$(2,842)	$(644)	$13,353
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the six months ended December 31, 2022.

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

Variable Considerations

For certain transactions, products are sold with a right of return and may also provide other rebates or incentives, which are accounted for as variable consideration. The Company estimates a returns allowance based on historical experience and reduces revenue accordingly. The Company estimates the amount of variable consideration for rebates and incentives by using the expected value to be given to the customer and reduces the revenue by those estimated amounts. These estimates are reviewed and updated as necessary at the end of each reporting period.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$627,548	$363,743	$991,291
Intelisys connectivity and cloud	—	19,950	19,950
	$627,548	$383,693	$1,011,241

	Six months ended December 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,203,878	$712,373	$1,916,251
Intelisys connectivity and cloud	—	38,803	38,803
	$1,203,878	$751,176	$1,955,054

	Quarter ended December 31, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$496,920	$348,893	$845,813
Intelisys connectivity and cloud	—	18,266	18,266
	$496,920	$367,159	$864,079

	Six months ended December 31, 2021
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$998,630	$687,142	$1,685,772
Intelisys connectivity and cloud	—	35,890	35,890
	$998,630	$723,032	$1,721,662

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$25,734	$23,152	$49,776	$45,225
Net income from discontinued operations	—	100	—	100
Net income	$25,734	$23,252	$49,776	$45,325
Denominator:
Weighted-average shares, basic	25,287	25,585	25,244	25,549
Dilutive effect of share-based payments	215	310	210	257
Weighted-average shares, diluted	25,502	25,895	25,454	25,806

Net income from continuing operations per common share, basic	$1.02	$0.91	$1.97	$1.77
Net loss from discontinued operations per common share, basic	—	—	—	—
Net income per common share, basic	$1.02	$0.91	$1.97	$1.77

Net income from continuing operations per common share, diluted	$1.01	$0.89	$1.96	$1.75
Net loss from discontinued operations per common share, diluted	—	—	—	—
Net income per common share, diluted	$1.01	$0.90	$1.96	$1.76

For the quarters and six months ended December 31, 2022, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 847,651 and 1,268,455, respectively. For the quarters and six months ended December 31, 2021, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 847,484 and 1,149,352, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	December 31, 2022	June 30, 2022
	(in thousands)
Foreign currency translation adjustment	$(105,715)	$(105,899)
Unrealized gain on hedged transaction, net of tax	3,143	1,261
Accumulated other comprehensive loss	$(102,572)	$(104,638)

The tax effect of amounts in comprehensive loss reflect a tax expense or as follows:

	Quarter ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
	(in thousands)
Tax expense	$166	$517	$580	$800

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2022, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2022	$16,370	$198,065	$214,435
Foreign currency translation adjustment	—	(68)	(68)
Balance at December 31, 2022	$16,370	$197,997	$214,367

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2022.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2022	$84,427
Amortization expense	(8,391)
Foreign currency translation adjustment	(86)
Balance at December 31, 2022	$75,950

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022
	(in thousands)
Current portion of long-term debt	$5,040	$11,598
Mississippi revenue bond, net of current portion	3,381	3,733
Senior secured term loan facility, net of current portion	144,375	120,000
Borrowings under revolving credit facility	230,000	135,839
Total debt	$382,796	$271,170

Credit Facility

The Company has a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On September 28, 2022, ScanSource, Inc. amended and restated the Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extended the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, shall bear interest at a rate per annum equal to, at the Company’s option, (i) the adjusted Term SOFR or adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon the Company’s leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars shall bear interest based upon the adjusted daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company's leverage ratio, or such other rate as the Company and the applicable swingline lender may agree. The adjusted term SOFR and adjusted daily simple SOFR include a fixed credit adjustment of 0.10% over the applicable SOFR reference rate. Loans denominated in foreign currencies shall bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio, plus, if applicable, certain mandatory costs.

During the quarter and six months ended December 31, 2022, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of December 31, 2022 was 1.50%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at December 31, 2022 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at December 31, 2022.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2022 and 2021 was $219.5 million and $57.1 million, respectively. There was $120.0 million and $214.2 million available for additional borrowings as of December 31, 2022 and June 30, 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2022 or June 30, 2022.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at the 30-day LIBOR rate plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement, and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2022, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2022 and June 30, 2022 were 4.97% and 1.97%, respectively.

Debt Issuance Costs

At December 31, 2022, net debt issuance costs associated with the credit facility and bond totaled $1.8 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

(8) Derivatives and Hedging Activities

The Company's results of operations could be materially impacted by significant changes in foreign currency exchange rates and interest rates. In an effort to manage the exposure to these risks, the Company periodically enters into various derivative instruments. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with U.S. GAAP. The Company records all derivatives on the Condensed Consolidated Balance Sheet at fair value. Derivatives that are not designated as hedging instruments or the ineffective portions of cash flow hedges are adjusted to fair value through earnings in other income and expense.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $47.4 million and $34.5 million for the exchange of foreign currencies at December 31, 2022 and June 30, 2022, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2022 and 2021 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$871	$(523)	$1,309	$(2,175)
Net foreign currency transactional and re-measurement (gains) losses	(524)	1,003	(39)	3,141
Net foreign currency exchange losses	$347	$480	$1,270	$966

Net foreign currency exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, and the Canadian dollar versus the U.S. dollar..

Interest Rates - The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. The Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. On April 30, 2019, the Company entered into an interest rate swap agreement, which was amended on September 28, 2022 to change the reference rate from LIBOR to SOFR. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. This swap agreement is designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and six months ended December 31, 2022 and 2021.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended December 31, 2022 and 2021, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(345)	$579	$(313)	$1,157
Unrealized gain in fair value of interest rate swap	349	999	2,849	983
Net increase in accumulated other comprehensive income	4	1,578	2,536	2,140
Income tax effect	1	406	652	555
Net increase in accumulated other comprehensive income, net of tax	$3	$1,172	$1,884	$1,585

The Company used the following derivative instruments at December 31, 2022 and June 30, 2022, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2022		June 30, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Interest rate swap agreement	Other non-current assets	$4,223	—	$1,686	—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	—	$9	—	$5
Foreign currency hedge	Accrued expenses and other current liabilities	$281	—	$93	—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$27,387	$27,387	$—
Interest rate swap agreement	4,223	—	4,223
Total assets at fair value	$31,610	$27,387	$4,223
Liabilities:
Deferred compensation plan investments, current and non-current portion	$27,387	$27,387	$—
Forward foreign currency exchange contracts	9	—	9
Foreign currency hedge	281	—	281
Total liabilities at fair value	$27,677	$27,387	$290

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

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands)
Sales:
Specialty Technology Solutions	$627,548	$496,920	$1,203,878	$998,630
Modern Communications & Cloud	383,693	367,159	751,176	723,032
	$1,011,241	$864,079	$1,955,054	$1,721,662
Depreciation and amortization:
Specialty Technology Solutions	$2,758	$2,897	$5,462	$5,867
Modern Communications & Cloud	3,738	3,613	7,385	7,574
Corporate	561	719	1,438	1,438
	$7,057	$7,229	$14,285	$14,879
Operating income (loss):
Specialty Technology Solutions	$19,682	$16,551	$41,534	$30,655
Modern Communications & Cloud	19,750	14,894	32,785	31,201
Corporate	—	53	—	(30)
	$39,432	$31,498	$74,319	$61,826
Capital expenditures:
Specialty Technology Solutions	$(524)	$(318)	$(1,026)	$(435)
Modern Communications & Cloud	(1,980)	(1,236)	(3,236)	(2,210)
	$(2,504)	$(1,554)	$(4,262)	$(2,645)
Sales by Geography Category:
United States and Canada	$911,033	$774,301	$1,772,637	$1,546,215
International	102,020	90,419	186,294	178,231
Less intercompany sales	(1,812)	(641)	(3,877)	(2,784)
	$1,011,241	$864,079	$1,955,054	$1,721,662

	December 31, 2022	June 30, 2022
	(in thousands)
Assets:
Specialty Technology Solutions	$1,181,810	$1,030,538
Modern Communications & Cloud	948,719	906,890
Corporate	—	—
	$2,130,529	$1,937,428
Property and equipment, net by Geography Category:
United States and Canada	$29,590	$32,715
International	7,003	4,762
	$36,593	$37,477

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2027. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at December 31, 2022 and the consolidated financial statements at June 30, 2022.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at December 31, 2022 and June 30, 2022:

		December 31, 2022	June 30, 2022
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$14,247	$16,217
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,541	$4,499
Long-term operating lease liabilities	Other long-term liabilities	$10,880	$13,085

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and six months ended December 31, 2022 and 2021. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,291	$1,268	$2,577	$2,512
Variable lease cost	419	328	763	650
	$1,710	$1,596	$3,340	$3,162

Supplemental cash flow information related to the Company's operating leases for the six months ended December 31, 2022 and 2021 are presented in the table below:

	Six months ended
	December 31,
	2022	2021
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,697	$2,652
Right-of-use assets obtained in exchange for lease obligations	286	1,782

The weighted-average remaining lease term and discount rate at December 31, 2022 are presented in the table below:

December 31, 2022
Weighted-average remaining lease term	3.96 years
Weighted-average discount rate	3.98%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2022:

Operating leases
(in thousands)
2023	$2,663
2024	4,546
2025	3,417
2026	2,878
2027	2,597
Thereafter	632
Total future payments	16,733
Less: amounts representing interest	1,312
Present value of lease payments	$15,421
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.0 million and $4.1 million at December 31, 2022 and June 30, 2022, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$15	$15
Other non-current assets	$3,833	$3,818
Liabilities
Accrued expenses and other current liabilities	$15	$15
Other long-term liabilities	$3,833	$3,818

(13) Income Taxes

Income taxes for the quarters and six months ended December 31, 2022 and 2021 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended December 31, 2022, there were no material discrete items. For the six months ended December 31, 2022, a discrete net tax benefit of $0.7 million was recorded, which is primarily attributable to a notional interest deduction on the net equity of the Company's Brazilian subsidiary.

The Company’s effective tax rate of 28.9% and 27.3% for the quarter and six months ended December 31, 2022, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 23.9% and 24.4% for the quarter and six months ended December 31, 2021.

As of December 31, 2022, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended December 31, 2022, foreign subsidiaries repatriated cash of $9.1 million to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.1 million of total gross unrecognized tax benefits at December 31, 2022 and June 30, 2022. Of this total at December 31, 2022, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2022 and June 30, 2022, the Company had approximately $1.2 million accrued for interest and penalties.

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

There were no components of net income or loss from discontinued operations for the quarter and six months ended December 31, 2022. During the quarter and six months ended December 31, 2021, the Company recognized a gain from the sale of discontinued operations of $0.1 million.

There were no assets or liabilities classified as held-for-sale in the accompanying consolidated balance sheets at December 31, 2022 and June 30, 2022.

There were no cash flows from discontinued operations for the six months ended December 31, 2022 and 2021.

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

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners by leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our partners, suppliers and employees through operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to sales partners that solve end-customers’ challenges. ScanSource enables sales partners to deliver solutions for their customers to address changing end-customer buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our sales partners access to additional services. As a trusted adviser to our sales partners, we provide customized solutions through our strong understanding of end-customer needs.

Results of Operations

Net Sales

We have two reportable segments, which are based on technology. The following tables summarize our net sales results by business segment and by geographic location for the quarters and six months ended December 31, 2022 and 2021:

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2022	2021	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$627,548	$496,920	$130,628	26.3%	26.1%
Modern Communications & Cloud	383,693	367,159	16,534	4.5%	3.3%
Total net sales	$1,011,241	$864,079	$147,162	17.0%	16.4%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2022	2021	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,203,878	$998,630	$205,248	20.6%	20.4%
Modern Communications & Cloud	751,176	723,032	28,144	3.9%	3.4%
Total net sales	$1,955,054	$1,721,662	$233,392	13.6%	13.3%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter and six months ended December 31, 2022, net sales for the Specialty Technology Solutions segment increased $130.6 million, or 26.3%, and $205.2 million, or 20.6%, respectively, compared to the prior-year periods. Excluding the foreign exchange positive impact, adjusted net sales increased $129.5 million, or 26.1% for the quarter ended December 31, 2022 and $204.2 million, or 20.4%, for the six months ended December 31, 2022, compared to the prior-year periods. The increase in net sales and adjusted net sales for the quarter and six month periods is primarily due to strong growth across technologies in North America.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil and the UK. For the quarter and six months ended December 31, 2022, net sales for the Modern Communications & Cloud segment increased $16.5 million, or 4.5%, and $28.1 million, or 3.9%, respectively, compared to the prior-year periods. Excluding the foreign exchange positive impact, adjusted net sales increased $12.0 million, or 3.3%, for the quarter ended December 31, 2022 and $24.3 million, or 3.4%, for the six months ended December 31, 2022, compared to the prior-year periods. The increase in net sales and adjusted net sales for the quarter and six month periods is primarily due to increased demand for our Cisco products and growth in Brazil. For our Intelisys business, net sales for the second quarter and six month period of fiscal year 2023 increased 9.2% and 8.1%, respectively, year-over-year.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2022	2021	$ Change	% Change
	(in thousands)
United States and Canada	$909,221	$773,660	$135,561	17.5%	17.5%
International	102,020	90,419	11,601	12.8%	6.6%
Total net sales	$1,011,241	$864,079	$147,162	17.0%	16.4%

	Six months ended December 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2022	2021	$ Change	% Change
	(in thousands)
United States and Canada	$1,768,760	$1,543,431	$225,329	14.6%	14.6%
International	186,294	178,231	8,063	4.5%	1.7%
Total net sales	$1,955,054	$1,721,662	$233,392	13.6%	13.3%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters and six months ended December 31, 2022 and 2021:

	Quarter ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$56,732	$52,048	$4,684	9.0%	9.0%	10.5%
Modern Communications & Cloud	58,602	55,605	2,997	5.4%	15.3%	15.1%
Gross profit	$115,334	$107,653	$7,681	7.1%	11.4%	12.5%

	Six months ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$115,135	$97,742	$17,393	17.8%	9.6%	9.8%
Modern Communications & Cloud	113,683	111,483	2,200	2.0%	15.1%	15.4%
Gross profit	$228,818	$209,225	$19,593	9.4%	11.7%	12.2%

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

Specialty Technology Solutions

For the quarter ended December 31, 2022, gross profit dollars for the Specialty Technology Solutions segment increased $4.7 million, or 9.0%. Higher sales volume, after considering the associated cost of goods sold, contributed $13.7 million to the growth of gross profit dollars. Gross margin mix negatively impacted gross profit by $9.0 million, largely from a less favorable sales mix and decreased vendor program recognition. For the quarter ended December 31, 2022, the gross profit margin decreased 143 basis points over the prior-year to 9.0%.

For the six months ended December 31, 2022, the Specialty Technology Solutions segment achieved gross profit growth of $17.4 million, or 17.8%. Increases in sales volume, after considering the associated cost of goods sold, contributed $20.1 million to the growth of gross profit dollars. Gross margin mix negatively impacted gross profit by $2.7 million, primarily from increased freight costs. For the six months ended December 31, 2022, the gross profit margin decreased 22 basis points over the prior year to 9.6%.

Modern Communications & Cloud

For the quarter ended December 31, 2022, the Modern Communications & Cloud segment gross profit increased by $3.0 million, or 5.4%. Higher sales volume, after considering the associated cost of goods sold, positively contributed $2.5 million to gross profit dollars. Gross margin mix positively impacted gross profit by $0.5 million, largely driven by a more favorable sales mix. For the quarter ended December 31, 2022, the gross profit margin increased 13 basis points over the prior year to 15.3%.

For the six months ended December 31, 2022, the Modern Communications & Cloud segment achieved gross profit growth of $2.2 million, or 2.0%. Increases in sales volume, after considering the associated cost of goods sold, contributed $4.3 million to the growth of gross profit dollars. Gross margin mix negatively impacted gross profit by $2.1 million, primarily from increased freight costs. For the six months ended December 31, 2022, the gross profit margin decreased 28 basis points over the prior year to 15.1%.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2022 and 2021:

	Quarter ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Selling, general and administrative expenses	$69,074	$69,161	$(87)	(0.1)%	6.8%	8.0%
Depreciation expense	2,678	2,547	131	5.1%	0.3%	0.3%
Intangible amortization expense	4,150	4,447	(297)	(6.7)%	0.4%	0.5%
Operating expenses	$75,902	$76,155	$(253)	(0.3)%	7.5%	8.8%

	Six months ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Selling, general and administrative expenses	$140,667	$133,016	$7,651	5.8%	7.2%	7.7%
Depreciation expense	5,441	5,427	14	0.3%	0.3%	0.3%
Intangible amortization expense	8,391	8,956	(565)	(6.3)%	0.4%	0.5%
Operating expenses	$154,499	$147,399	$7,100	4.8%	7.9%	8.6%

Selling, general and administrative expenses ("SG&A") decreased by less than $0.1 million for the quarter ended December 31, 2022, compared to the prior-year period. The decrease for the quarter ended December 31, 2022 is primarily attributable to a recovery of prior period withholding taxes in Brazil, which reduced SG&A by $2.9 million, partially offset by higher employee costs.

For the six months ended December 31, 2022, SG&A expenses increased by $7.7 million, or 5.8%, compared to the prior-year period. The increase for the six months ended December 31, 2022 is primarily attributable to higher employee costs, partially offset by a $2.9 million recovery of prior period withholding taxes in Brazil.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2022 and 2021:

	Quarter ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$19,682	$16,551	$3,131	18.9%	3.1%	3.3%
Modern Communications & Cloud	19,750	14,894	4,856	32.6%	5.1%	4.1%
Corporate	—	53	(53)	nm*	nm*	nm*
Operating income	$39,432	$31,498	$7,934	25.2%	3.9%	3.6%

	Six months ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Specialty Technology Solutions	$41,534	$30,655	$10,879	35.5%	3.5%	3.1%
Modern Communications & Cloud	32,785	31,201	1,584	5.1%	4.4%	4.3%
Corporate	—	(30)	30	nm*	nm*	nm*
Operating income	$74,319	$61,826	$12,493	20.2%	3.8%	3.6%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $3.1 million and $10.9 million for the quarter and six months ended December 31, 2022, respectively, compared to the prior-year period. Operating margin decreased to 3.1% for the quarter ended December 31, 2022. For the six months ended December 31, 2022, operating margin increased to 3.5%. The increase in operating income for the quarter and six month period is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $4.9 million and $1.6 million for the quarter and six months ended December 31, 2022, respectively, compared to the prior-year period. Operating margin increased to 5.1% and 4.4% for the quarter and six months ended December 31, 2022, respectively. The increase in operating income and margin for the quarter and six month period is primarily due to higher gross profits and a $2.9 million recovery of prior period withholding taxes in Brazil.

Corporate

Corporate recognized no restructuring or divestiture expenses for the quarter and six months ended December 31, 2022, compared to less than $0.1 million in the prior-year quarter and six month period.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2022 and 2021:

	Quarter ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Interest expense	$5,060	$1,493	$3,567	238.9%	0.5%	0.2%
Interest income	(2,027)	(947)	(1,080)	114.0%	(0.2)%	(0.1)%
Net foreign exchange losses	347	480	(133)	(27.7)%	0.0%	0.1%
Other, net	(140)	63	(203)	(322.2)%	(0.0)%	0.0%
Total other expense, net	$3,240	$1,089	$2,151	197.5%	0.3%	0.1%

	Six months ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
	(in thousands)
Interest expense	$8,507	$3,153	$5,354	169.8%	0.4%	0.2%
Interest income	(3,618)	(1,973)	(1,645)	83.4%	(0.2)%	(0.1)%
Net foreign exchange losses	1,270	966	304	31.5%	0.1%	0.1%
Other, net	(315)	(159)	(156)	98.1%	(0.0)%	(0.0)%
Total other expense, net	$5,844	$1,987	$3,857	194.1%	0.3%	0.1%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and six months ended December 31, 2022 compared to the prior-year periods, primarily from higher borrowings and increases in interest rates on our multi-currency revolving credit facility.

Interest income for the quarter and six months ended December 31, 2022 was generated on interest-bearing investments in Brazil and customer receivables.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the U.S. dollar versus the euro, the British pound versus the euro, and the Canadian dollar versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange forward contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange losses.

Provision for Income Taxes

For the quarter and six months ended December 31, 2022, income tax expense was $10.5 million and $18.7 million reflecting an effective tax rate of 28.9% and 27.3%, respectively. In comparison, for the quarter and six months ended December 31, 2021, income tax expense was $7.3 million and $14.6 million, reflecting an effective tax rate of 23.9% and 24.4%, respectively. The increase in the effective tax rate for the quarter and six months is primarily due to a decrease in forecasted tax exempt income and a decrease in creditable foreign taxes compared to the prior-year quarter. We expect the effective tax rate for fiscal year 2023 to be approximately 27.0% to 28.0%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended December 31, 2022 and 2021, respectively:

	Quarter ended December 31,
	2022	2021
Adjusted return on invested capital ratio, annualized (a)	15.6%	17.6%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2022	2021
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$25,734	$23,152
Plus: Interest expense	5,060	1,493
Plus: Income taxes	10,458	7,257
Plus: Depreciation and amortization	7,057	7,229
EBITDA (non-GAAP)	48,309	39,131
Plus: Tax recovery (a)	(2,858)	—
Plus: Share-based compensation	3,364	3,464
Plus: Acquisition and divestiture costs (b)	—	(53)
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$48,815	$42,542

	Quarter ended December 31,
	2022	2021
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$827,004	$746,094
Equity – end of the quarter	862,386	768,525
Plus: Share-based compensation, net	2,496	2,590
Plus: Acquisition and divestiture costs (b)	—	(53)
Plus: Tax recovery, net	(1,886)	—
Plus: Discontinued operations net loss	—	(100)
Average equity	845,000	758,528
Average funded debt (c)	392,853	200,708
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,237,853	$959,236
(a)Recovery of prior period withholding taxes in Brazil.
(b)Acquisition and divestiture costs are generally nondeductible for tax purposes.
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

Net Sales by Segment:
	Quarter ended December 31,
	2022	2021	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$627,548	$496,920	$130,628	26.3%
Foreign exchange impact (a)	(1,120)	—
Non-GAAP net sales, constant currency	$626,428	$496,920	$129,508	26.1%

Modern Communications & Cloud:
Net sales, reported	$383,693	$367,159	$16,534	4.5%
Foreign exchange impact (a)	(4,497)	—
Non-GAAP net sales, constant currency	$379,196	$367,159	$12,037	3.3%

Consolidated:
Net sales, reported	$1,011,241	$864,079	$147,162	17.0%
Foreign exchange impact (a)	(5,617)	—
Non-GAAP net sales, constant currency	$1,005,624	$864,079	$141,545	16.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2022 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2021.

Net Sales by Segment:
	Six months ended December 31,
	2022	2021	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,203,878	$998,630	$205,248	20.6%
Foreign exchange impact (a)	(1,060)	—
Non-GAAP net sales, constant currency	$1,202,818	$998,630	$204,188	20.4%

Modern Communications & Cloud
Net sales, reported	$751,176	$723,032	$28,144	3.9%
Foreign exchange impact (a)	(3,884)	—
Non-GAAP net sales, constant currency	$747,292	$723,032	$24,260	3.4%

Consolidated:
Net sales, reported	$1,955,054	$1,721,662	$233,392	13.6%
Foreign exchange impact (a)	(4,944)	—
Non-GAAP net sales, constant currency	$1,950,110	$1,721,662	$228,448	13.3%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2022 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2021.

Net Sales by Geography:
	Quarter ended December 31,
	2022	2021	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$909,221	$773,660	$135,561	17.5%

International:
Net sales, reported	$102,020	$90,419	$11,601	12.8%
Foreign exchange impact (a)	(5,617)	—
Non-GAAP net sales, constant currency	$96,403	$90,419	$5,984	6.6%

Consolidated:
Net sales, reported	$1,011,241	$864,079	$147,162	17.0%
Foreign exchange impact (a)	(5,617)	—
Non-GAAP net sales, constant currency	$1,005,624	$864,079	$141,545	16.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2022 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2021.

	Six months ended December 31,
	2022	2021	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,768,760	$1,543,431	$225,329	14.6%

International:
Net sales, reported	$186,294	$178,231	$8,063	4.5%
Foreign exchange impact (a)	(4,944)	—
Non-GAAP net sales, constant currency	$181,350	$178,231	$3,119	1.7%

Consolidated:
Net sales, reported	$1,955,054	$1,721,662	$233,392	13.6%
Foreign exchange impact (a)	(4,944)	—
Non-GAAP net sales, constant currency	$1,950,110	$1,721,662	$228,448	13.3%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2022 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2021.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$19,682	$16,551	$3,131	18.9%	3.1%	3.3%
Adjustments:
Amortization of intangible assets	1,266	1,491	(225)
Non-GAAP operating income	$20,948	$18,042	$2,906	16.1%	3.3%	3.6%

Modern Communications & Cloud:
GAAP operating income	$19,750	$14,894	$4,856	32.6%	5.1%	4.1%
Adjustments:
Amortization of intangible assets	2,884	2,956	(72)
Tax recovery (a)	(2,858)	—	(2,858)
Non-GAAP operating income	$19,776	$17,850	$1,926	10.8%	5.2%	4.9%

Corporate:
GAAP operating loss	$—	$53	$(53)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	—	(53)	53
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$39,432	$31,498	$7,934	25.2%	3.9%	3.6%
Adjustments:
Amortization of intangible assets	4,150	4,447	(297)
Tax recovery (a)	(2,858)	—	(2,858)
Acquisition and divestiture costs	—	(53)	53
Non-GAAP operating income	$40,724	$35,892	$4,832	13.5%	4.0%	4.2%
(a) Recovery of prior period withholding taxes in Brazil

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2022	2021	$ Change	% Change	2022	2021
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$41,534	$30,655	$10,879	35.5%	3.5%	3.1%
Adjustments:
Amortization of intangible assets	2,608	3,023	(415)
Non-GAAP operating income	$44,142	$33,678	$10,464	31.1%	3.7%	3.4%

Modern Communications & Cloud:
GAAP operating income	$32,785	$31,201	$1,584	5.1%	4.4%	4.3%
Adjustments:
Amortization of intangible assets	5,783	5,933	(150)
Tax recovery (a)	(2,858)	—	(2,858)
Non-GAAP operating income	$35,710	$37,134	$(1,424)	(3.8)%	4.8%	5.1%

Corporate:
GAAP operating loss	$—	$(30)	$30	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	—	30	(30)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$74,319	$61,826	$12,493	20.2%	3.8%	3.6%
Adjustments:
Amortization of intangible assets	8,391	8,956	(565)
Tax recovery (a)	(2,858)	—	(2,858)
Acquisition and divestiture costs	—	30	(30)
Non-GAAP operating income	79,852	70,812	$9,040	12.8%	4.1%	4.1%
(a) Recovery of prior period withholding taxes in Brazil

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

	Quarter ended December 31, 2022
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery(a)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$69,074	$—	$—	$2,858	$71,932
Operating income	39,432	4,150	—	(2,858)	40,724
Pre-tax income	36,192	4,150	—	(2,858)	37,484
Net income	25,734	3,093	—	(1,886)	26,941
Diluted EPS	$1.01	$0.12	$—	$(0.07)	$1.06

	Quarter ended December 31, 2021
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$69,161	$—	$53	$—	$69,214
Operating income	31,498	4,447	(53)	—	35,892
Pre-tax income	30,409	4,447	(53)	—	34,803
Net income	23,152	3,347	(53)	—	26,446
Diluted EPS	$0.89	$0.13	$—	$—	$1.02

(a) Recovery of prior period withholding taxes in Brazil

	Six months ended December 31, 2022
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery(a)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$140,667	$—	$—	$2,858	$143,525
Operating income	74,319	8,391	—	(2,858)	79,852
Pre-tax income	68,475	8,391	—	(2,858)	74,008
Net income	49,776	6,254	—	(1,886)	54,144
Diluted EPS	$1.96	$0.25	$—	$(0.07)	$2.13

	Six months ended December 31, 2021
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$133,016	$—	$(30)	$—	$132,986
Operating income	61,826	8,956	30	—	70,812
Pre-tax income	59,839	8,956	30	—	68,825
Net income	45,225	6,740	30	—	51,995
Diluted EPS	$1.75	$0.26	$—	$—	$2.01

(a) Recovery of prior period withholding taxes in Brazil

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

Our cash and cash equivalents balance totaled $66.4 million at December 31, 2022, compared to $38.0 million at June 30, 2022, including $44.3 million and $35.0 million held outside of the United States at December 31, 2022 and June 30, 2022, respectively. Checks released but not yet cleared in the amounts of $8.9 million and $18.0 million are included in accounts payable at December 31, 2022 and June 30, 2022, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $172.8 million to $882.3 million at December 31, 2022 from $709.5 million at June 30, 2022, primarily from increases in accounts receivable and inventory. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the six months ended December 31, 2022, our working capital investment increased to support our 13.6% year-over-year net sales growth.

	Six months ended
	December 31,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating activities	$(75,346)	$(75,378)
Investing activities	(4,262)	480
Financing activities	108,029	51,365
Net cash used in operating activities was $75.3 million for the six months ended December 31, 2022, compared to $75.4 million used in operating activities in the prior-year period. Cash used in operating activities for the six months ended December 31, 2022 is attributable to increases in inventory and accounts receivable, which increased 24% and 7%, respectively, compared to the beginning of the six month period. Cash used in operating activities for the six months ended December 31, 2021 is primarily attributable to increases in inventory and accounts receivable, which increased 20% and 8%, respectively, compared to the beginning of the six month period.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items.

The number of days sales outstanding ("DSO") was 69 days at December 31, 2022, compared to 68 days at June 30, 2022 and 64 days at December 31, 2021. The increase in DSO for the quarter ended December 31, 2022 is primarily due to increased net receivables, driven by project specific customer terms and timing of sales near the end of the reporting period. Inventory turned 5.0 times during the quarter ended December 31, 2022, compared to 5.1 times for previous quarter ended September 30, 2022 and 5.7 times in the prior-year quarter ended December 31, 2021. The decrease in inventory turns for the quarter ended December 31, 2022 is primarily due to increased average inventory.

Cash used in investing activities for the six months ended December 31, 2022 was $4.3 million, compared to $0.5 million provided by investing activities in the prior-year period. Cash used in investing activities for the six months ended December 31, 2022 represents capital expenditures, primarily for IT investments. Cash provided by investing activities for the six months ended December 31, 2021 represents proceeds from the sale of our discontinued operations, partially offset by capital expenditures.

Management expects capital expenditures for fiscal year 2023 to range from $6.5 million to $9.0 million, primarily for IT investments and facility improvements.

For the six months ended December 31, 2022, cash provided by financing activities totaled $108.0 million, compared to $51.4 million provided by financing activities for the prior-year period. Cash provided by financing activities for the six months ended December 31, 2022 and 2021 is primarily attributable to net borrowings on the revolving credit facility.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On September 28, 2022, we amended and restated our Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extended the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” we may increase our borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic assets and our domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. We incurred debt issuance costs of $1.4 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, shall bear interest at a rate per annum equal to, at our option, (i) the adjusted Term SOFR or adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75%, depending upon our ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars shall bear interest based upon the adjusted daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio, or such other rate as agreed upon with the applicable swingline lender. The adjusted term SOFR and adjusted daily simple SOFR include a fixed credit adjustment of 0.10% over the applicable SOFR reference rate. Loans denominated in foreign currencies shall bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs.

During the quarter and six months ended December 31, 2022, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of December 31, 2022 was 1.50% for LIBOR and SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at December 31, 2022 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at December 31, 2022.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2022 and 2021 was $219.5 million and $57.1 million, respectively. There was $120.0 million and $214.2 million available for additional borrowings as of December 31, 2022 and June 30, 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2022 or June 30, 2022. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Credit Facility as of December 31, 2022, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at December 31, 2022. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at December 31, 2022. During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents the share-repurchase activity for the quarter ended December 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1 - 31, 2022	2,177	$ 26.41	—	$ 81,814,854
November 1 - 30, 2022	52,230	$ 32.05	—	$ 81,814,854
December 1 - 31, 2022	134	$ 30.70	—	$ 81,814,854
Total	54,541		—

(1) Includes 54,541 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the months of October through December 2022.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2022 and June 30, 2022; (ii) the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters and six months ended December 31, 2022 and 2021; (iv) the Condensed Consolidated Statements of Shareholder's Equity at December 31, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	February 7, 2023	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2023	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)