Form 10-Q
period 2023-03-31
SCANSOURCE, INC.
filed 2023-05-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common Stock, no par value per share	24,899,757 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2023

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber-security attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and sales partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2022.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$37,374	$37,987
Accounts receivable, less allowance of $14,236 at March 31, 2023 and $16,806 at June 30, 2022	684,458	729,442
Inventories	752,763	614,814
Prepaid expenses and other current assets	102,946	141,562
Total current assets	1,577,541	1,523,805
Property and equipment, net	36,486	37,477
Goodwill	215,326	214,435
Identifiable intangible assets, net	72,192	84,427
Deferred income taxes	14,300	15,668
Other non-current assets	64,537	61,616
Total assets	$1,980,382	$1,937,428
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$656,688	$714,177
Accrued expenses and other current liabilities	77,045	88,455
Income taxes payable	4,441	34
Current portion of long-term debt	5,977	11,598
Total current liabilities	744,151	814,264
Deferred income taxes	3,202	3,144
Long-term debt, net of current portion	145,881	123,733
Borrowings under revolving credit facility	159,194	135,839
Other long-term liabilities	49,059	53,920
Total liabilities	1,101,487	1,130,900
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,007,396 and 25,187,351 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	60,475	64,297
Retained earnings	917,866	846,869
Accumulated other comprehensive loss	(99,446)	(104,638)
Total shareholders’ equity	878,895	806,528
Total liabilities and shareholders’ equity	$1,980,382	$1,937,428

June 30, 2022 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$885,519	$845,990	$2,840,573	$2,567,652
Cost of goods sold	773,757	739,482	2,499,992	2,251,920
Gross profit	111,762	106,508	340,581	315,732
Selling, general and administrative expenses	70,669	66,522	211,337	199,538
Depreciation expense	2,644	2,612	8,085	8,039
Intangible amortization expense	4,170	4,457	12,561	13,413
Operating income	34,279	32,917	108,598	94,742
Interest expense	5,715	1,483	14,223	4,637
Interest income	(1,710)	(1,000)	(5,327)	(2,973)
Other expense, net	361	(136)	1,314	668
Income before income taxes	29,913	32,570	98,388	92,410
Provision for income taxes	8,692	9,044	27,391	23,659
Net income from continuing operations	21,221	23,526	70,997	68,751
Net income from discontinued operations	—	—	—	100
Net income	$21,221	$23,526	$70,997	$68,851

Per share data:
Net income from continuing operations per common share, basic	$0.84	$0.92	$2.81	$2.69
Net income from discontinued operations per common share, basic	—	—	—	—
Net income per common share, basic	$0.84	$0.92	$2.81	$2.69
Weighted-average shares outstanding, basic	25,196	25,635	25,228	25,577

Net income from continuing operations per common share, diluted	$0.83	$0.91	$2.79	$2.66
Net income from discontinued operations per common share, diluted	—	—	—	—
Net income per common share, diluted	$0.83	$0.91	$2.79	$2.67
Weighted-average shares outstanding, diluted	25,439	25,853	25,436	25,812

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$21,221	$23,526	$70,997	$68,851
Unrealized (loss) gain on hedged transaction, net of tax	(1,165)	3,144	718	4,730
Foreign currency translation adjustment	4,291	17,186	4,474	3,279
Comprehensive income	$24,347	$43,856	$76,189	$76,860

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	25,187,351	$64,297	$846,869	$(104,638)	$806,528
Net income	—	—	24,042	—	24,042
Unrealized gain on hedged transaction, net of tax	—	—	—	1,879	1,879
Foreign currency translation adjustment	—	—	—	(7,217)	(7,217)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	38,551	(586)	—	—	(586)
Share-based compensation	—	2,358	—	—	2,358
Balance at September 30, 2022	25,225,902	$66,069	$870,911	$(109,976)	$827,004
Net income	—	—	25,734	—	25,734
Unrealized gain on hedged transaction, net of tax	—	—	—	3	3
Foreign currency translation adjustment	—	—	—	7,401	7,401
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	117,112	(1,112)	—	—	(1,112)
Share-based compensation	—	3,356	—	—	3,356
Balance at December 31, 2022	25,343,014	$68,313	$896,645	$(102,572)	$862,386
Net income	—	—	21,221	—	21,221
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,165)	(1,165)
Foreign currency translation adjustment	—	—	—	4,291	4,291
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	20,851	118	—	—	118
Common stock repurchased	(356,469)	(10,906)	—	—	(10,906)
Share-based compensation	—	2,950	—	—	2,950
Balance at March 31, 2023	25,007,396	$60,475	$917,866	$(99,446)	$878,895

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$70,997	$68,851
Net income from discontinued operations	—	100
Net income from continuing operations	70,997	68,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,359	22,184
Amortization of debt issue costs	481	313
Provision for doubtful accounts	1,852	156
Share-based compensation	8,633	8,792
Deferred income taxes	1,409	1,995
Finance lease interest	31	32
Changes in operating assets and liabilities:
Accounts receivable	46,652	(67,404)
Inventories	(136,257)	(118,349)
Prepaid expenses and other assets	39,178	(15,002)
Other non-current assets	(1,772)	(2,791)
Accounts payable	(60,717)	67,535
Accrued expenses and other liabilities	(16,780)	(12,745)
Income taxes payable	4,426	862
Net cash used in operating activities	(20,508)	(45,671)
Cash flows from investing activities:
Capital expenditures	(6,549)	(3,326)
Proceeds from the sale of discontinued operations	—	3,125
Net cash used in investing activities	(6,549)	(201)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	1,871,909	1,597,270
Repayments on revolving credit, net of expenses	(1,848,554)	(1,552,976)
Borrowings (repayments) on long-term debt, net	16,527	(5,968)
Repayments on finance lease obligation	(612)	(932)
Debt issuance costs	(1,407)	—
Exercise of stock options	853	1,592
Taxes paid on settlement of equity awards	(2,433)	(2,729)
Common stock repurchased	(10,718)	(8,527)
Net cash provided by financing activities	25,565	27,730
Effect of exchange rate changes on cash and cash equivalents	879	(1,037)
Decrease in cash and cash equivalents	(613)	(19,179)
Cash and cash equivalents at beginning of period	37,987	62,718
Cash and cash equivalents at end of period	$37,374	$43,539

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology type and are generally related to technology devices and communication, connectivity and cloud services, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2023 and June 30, 2022, the results of operations for the quarters and nine months ended March 31, 2023 and 2022, the statements of comprehensive income for the quarters and nine months ended March 31, 2023 and 2022, the statements of shareholders' equity for the quarters and nine months ended March 31, 2023 and 2022 and the statements of cash flows for the nine months ended March 31, 2023 and 2022. The results of operations for the quarters and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

The Company has reclassified certain prior-year amounts in the segment results to conform with current year presentation. The reclassifications had no effect on the condensed consolidated financial results.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2023 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $7.4 million and $18.0 million are included in accounts payable on the condensed consolidated balance sheets at March 31, 2023 and June 30, 2022, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the Condensed Consolidated Income Statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.6 million and $8.1 million for the quarter and nine months ended March 31, 2023 and $2.6 million and $8.0 million for the quarter and nine months ended March 31, 2022. Depreciation expense reported as part of cost of goods sold on the Condensed Consolidated Income Statements totaled $0.3 million and $0.7 million for the quarter and nine months ended March 31, 2023 and $0.2 million and $0.7 million for the quarter and nine months ended March 31, 2022. The Company's intangible amortization expense reported on the Condensed Consolidated Income Statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.2 million and $12.6 million for the quarter and nine months ended March 31, 2023 and $4.5 million and $13.4 million for the quarter and nine months ended March 31, 2022.

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

The changes in the allowance for doubtful accounts for the nine months ended March 31, 2023 are set forth in the table below.

	June 30, 2022	Amounts Charged to Expense	Write-offs	Other (1)	March 31, 2023
	(in thousands)
Trade accounts and current notes receivable allowance	$16,806	$1,852	$(3,595)	$(827)	$14,236
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the nine months ended March 31, 2023.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$565,652	$299,803	$865,455
Intelisys connectivity and cloud	—	20,064	20,064
	$565,652	$319,867	$885,519

	Nine months ended March 31, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,769,530	$1,012,176	$2,781,706
Intelisys connectivity and cloud	—	58,867	58,867
	$1,769,530	$1,071,043	$2,840,573

	Quarter ended March 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$503,072	$323,684	$826,756
Intelisys connectivity and cloud	—	19,234	19,234
	$503,072	$342,918	$845,990

	Nine months ended March 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,501,702	$1,010,825	$2,512,527
Intelisys connectivity and cloud	—	55,125	55,125
	$1,501,702	$1,065,950	$2,567,652

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$21,221	$23,526	$70,997	$68,751
Net income from discontinued operations	—	—	—	100
Net income	$21,221	$23,526	$70,997	$68,851
Denominator:
Weighted-average shares, basic	25,196	25,635	25,228	25,577
Dilutive effect of share-based payments	243	218	208	235
Weighted-average shares, diluted	25,439	25,853	25,436	25,812

Net income from continuing operations per common share, basic	$0.84	$0.92	$2.81	$2.69
Net income from discontinued operations per common share, basic	—	—	—	—
Net income per common share, basic	$0.84	$0.92	$2.81	$2.69

Net income from continuing operations per common share, diluted	$0.83	$0.91	$2.79	$2.66
Net income from discontinued operations per common share, diluted	—	—	—	—
Net income per common share, diluted	$0.83	$0.91	$2.79	$2.67

For the quarter and nine months ended March 31, 2023, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 779,688 and 1,152,714, respectively. For the quarter and nine months ended March 31, 2022, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 1,004,992 and 969,871, respectively.

(5) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	March 31, 2023	June 30, 2022
	(in thousands)
Foreign currency translation adjustment	$(101,425)	$(105,899)
Unrealized gain on hedged transaction, net of tax	1,979	1,261
Accumulated other comprehensive loss	$(99,446)	$(104,638)

The tax effect of amounts in comprehensive loss reflect a tax (benefit) expense as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
	(in thousands)
Tax (benefit) expense	$(354)	$590	$225	$1,390

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2023, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2022	$16,370	$198,065	$214,435
Foreign currency translation adjustment	—	891	891
Balance at March 31, 2023	$16,370	$198,956	$215,326

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2023.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2022	$84,427
Amortization expense	(12,561)
Foreign currency translation adjustment	326
Balance at March 31, 2023	$72,192

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at March 31, 2023 and June 30, 2022.

	March 31, 2023	June 30, 2022
	(in thousands)
Current portion of long-term debt	$5,977	$11,598
Mississippi revenue bond, net of current portion	3,381	3,733
Senior secured term loan facility, net of current portion	142,500	120,000
Borrowings under revolving credit facility	159,194	135,839
Total debt	$311,052	$271,170

Credit Facility

The Company has a multi-currency senior secured credit facility (as amended, the "Amended Credit Agreement") with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (collectively the "Lenders"). On September 28, 2022, the Company amended and restated the Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extended the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” the Company may increase its borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at the Company’s option, (i) the adjusted term Secured Overnight Financing Rate ("SOFR") or adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon the Company’s ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon the Company’s leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars bear interest based upon the adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon the Company's leverage ratio, or such other rate as the Company and the applicable swingline lender may agree. The adjusted term SOFR and adjusted daily simple SOFR include a fixed credit adjustment of 0.10% over the applicable SOFR reference rate. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the Amended Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio plus, if applicable, certain mandatory costs.

During the quarter and nine months ended March 31, 2023, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of March 31, 2023 was 1.50%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at March 31, 2023 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at March 31, 2023.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2023 and 2022 was $227.2 million and $60.0 million, respectively. There was $190.8 million and $214.2 million available for additional borrowings as of March 31, 2023 and June 30, 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2023 or June 30, 2022.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrued interest at the 30-day LIBOR rate plus a spread of 0.85%, until March 31, 2023. An April 1, 2023 amendment changed the benchmark interest rate from LIBOR to SOFR. Effective April 1, 2023, the bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement. Starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2023, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2023 and June 30, 2022 were 5.52% and 1.97%, respectively.

Debt Issuance Costs

At March 31, 2023, net debt issuance costs associated with the credit facility and bond totaled $1.7 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $37.9 million and $34.5 million for the exchange of foreign currencies at March 31, 2023 and June 30, 2022, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2023 and 2022 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in thousands)
Net foreign exchange derivative contract losses	$564	$3,464	$1,873	$1,289
Net foreign currency transactional and re-measurement gains	(59)	(3,206)	(98)	(66)
Net foreign currency exchange losses	$505	$258	$1,775	$1,223

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

On April 30, 2019, the Company entered into an interest rate swap agreement to lock into a fixed LIBOR interest rate, which was amended on September 28, 2022, to change the reference rate from LIBOR to SOFR. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026.

On March 31, 2023, the Company entered into an interest rate swap agreement to lock into a fixed SOFR interest rate with a notional amount of $25 million and a maturity date of March 31, 2028.

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and nine months ended March 31, 2023 and 2022.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended March 31, 2023 and 2022, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(556)	$532	$(869)	$1,689
Unrealized (loss) gain in fair value of interest rate swap	(1,013)	3,675	1,837	4,658
Net (decrease) increase in accumulated other comprehensive income	(1,569)	4,207	968	6,347
Income tax effect	(404)	1,063	250	1,617
Net (decrease) increase in accumulated other comprehensive income, net of tax	$(1,165)	$3,144	$718	$4,730

The Company used the following derivative instruments at March 31, 2023 and June 30, 2022, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2023		June 30, 2022
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Interest rate swap agreement	Other non-current assets	$2,654	—	$1,686	—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	—	$24	—	$5
Foreign currency hedge	Accrued expenses and other current liabilities	$230	—	$93	—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$27,226	$27,226	$—
Interest rate swap agreement	2,654	—	2,654
Total assets at fair value	$29,880	$27,226	$2,654
Liabilities:
Deferred compensation plan investments, current and non-current portion	$27,226	$27,226	$—
Forward foreign currency exchange contracts	24	—	24
Foreign currency hedge	230	230	230
Total liabilities at fair value	$27,480	$27,456	$254

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

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including SOFR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Condensed Consolidated Balance Sheets as prepaid expenses and other non-current assets or accrued expenses and other long-term liabilities, depending on the respective instruments' favorable or unfavorable positions. See Note 8 - Derivatives and Hedging Activities.

(10) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments, based on technology type.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment includes the Company’s business in mobility and barcode, POS, payments, security and networking technologies. Mobility and barcode solutions include mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and related services. POS and payments solutions include POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals and mobile payment devices. Security solutions include video surveillance and analytics, video management software and access control. Networking solutions include switching, routing and wireless products and software. The Company has business operations within this segment in the United States, Canada and Brazil.

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

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in thousands)
Sales:
Specialty Technology Solutions	$565,652	$503,072	$1,769,530	$1,501,702
Modern Communications & Cloud	319,867	342,918	1,071,043	1,065,950
	$885,519	$845,990	$2,840,573	$2,567,652
Depreciation and amortization:
Specialty Technology Solutions	$2,638	$2,874	$8,099	$8,741
Modern Communications & Cloud	3,717	3,738	11,102	11,312
Corporate	719	693	2,158	2,131
	$7,074	$7,305	$21,359	$22,184
Operating income (loss):
Specialty Technology Solutions	$19,811	$20,623	$61,345	$51,278
Modern Communications & Cloud	14,468	12,294	47,253	43,494
Corporate	—	—	—	(30)
	$34,279	$32,917	$108,598	$94,742
Capital expenditures:
Specialty Technology Solutions	$(520)	$(62)	$(1,546)	$(496)
Modern Communications & Cloud	(1,766)	(620)	(5,003)	(2,830)
	$(2,286)	$(682)	$(6,549)	$(3,326)
Sales by Geography Category:
United States and Canada	$811,963	$766,035	$2,584,598	$2,312,250
International	76,722	81,461	263,017	259,693
Less intercompany sales	(3,166)	(1,506)	(7,042)	(4,291)
	$885,519	$845,990	$2,840,573	$2,567,652

	March 31, 2023	June 30, 2022
	(in thousands)
Assets:
Specialty Technology Solutions	$1,077,363	$1,030,538
Modern Communications & Cloud	903,019	906,890
Corporate	—	—
	$1,980,382	$1,937,428
Property and equipment, net by Geography Category:
United States and Canada	$28,120	$32,715
International	8,366	4,762
	$36,486	$37,477

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2027. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at March 31, 2023 and the consolidated financial statements at June 30, 2022.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at March 31, 2023 and June 30, 2022:

		March 31, 2023	June 30, 2022
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$13,541	$16,217
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,474	$4,499
Long-term operating lease liabilities	Other long-term liabilities	$10,284	$13,085

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and nine months ended March 31, 2023 and 2022. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$1,319	$1,366	$3,896	$3,877
Variable lease cost	396	317	1,158	966
	$1,715	$1,683	$5,054	$4,843

Supplemental cash flow information related to the Company's operating leases for the nine months ended March 31, 2023 and 2022 are presented in the table below:

	Nine months ended
	March 31,
	2023	2022
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$4,054	$4,082
Right-of-use assets obtained in exchange for lease obligations	746	2,313

The weighted-average remaining lease term and discount rate at March 31, 2023 are presented in the table below:

March 31, 2023
Weighted-average remaining lease term	3.80 years
Weighted-average discount rate	4.30%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2023:

Operating leases
(in thousands)
2023	$1,371
2024	4,699
2025	3,569
2026	3,030
2027	2,673
Thereafter	632
Total future payments	15,974
Less: amounts representing interest	1,216
Present value of lease payments	$14,758
(12) Commitments and Contingencies

The Company is, from time to time, party to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.2 million and $4.1 million at March 31, 2023 and June 30, 2022, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$15	$15
Other non-current assets	$3,833	$3,818
Liabilities
Accrued expenses and other current liabilities	$15	$15
Other long-term liabilities	$3,833	$3,818

(13) Income Taxes

Income taxes for the quarters and nine months ended March 31, 2023 and 2022 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended March 31, 2023, there were no material discrete items. For the nine months ended March 31, 2023, a discrete net tax benefit of $0.7 million was recorded, which is primarily attributable to a notional interest deduction on the net equity of the Company's Brazilian subsidiary.

The Company’s effective tax rate of 29.1% and 27.8% for the quarter and nine months ended March 31, 2023 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 27.8% and 25.6% for the quarter and nine months ended March 31, 2022.

As of March 31, 2023, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended March 31, 2023, foreign subsidiaries did not repatriate any cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million and $1.1 million of total gross unrecognized tax benefits at March 31, 2023 and June 30, 2022. Of this total at March 31, 2023, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2023 and June 30, 2022, the Company had approximately $1.2 million accrued for interest and penalties.

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

There were no components of net income or loss from discontinued operations for the quarter and nine months ended March 31, 2023 or the quarter ended March 31, 2022. During the nine months ended March 31, 2022, the Company recognized a gain from the sale of discontinued operations of $0.1 million.

There were no assets or liabilities classified as held-for-sale in the accompanying consolidated balance sheets at March 31, 2023 and June 30, 2022.

There were no cash flows from discontinued operations for the nine months ended March 31, 2023 and 2022.

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

Results of Operations

Net Sales

We have two reportable segments, which are based on technology type. The following tables summarize our net sales results by business segment and by geographic location for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2023	2022	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$565,652	$503,072	$62,580	12.4%	12.5%
Modern Communications & Cloud	319,867	342,918	(23,051)	(6.7)%	(6.6)%
Total net sales	$885,519	$845,990	$39,529	4.7%	4.7%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2023	2022	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,769,530	$1,501,702	$267,828	17.8%	17.8%
Modern Communications & Cloud	1,071,043	1,065,950	5,093	0.5%	0.1%
Total net sales	$2,840,573	$2,567,652	$272,921	10.6%	10.4%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter and nine months ended March 31, 2023, net sales for the Specialty Technology Solutions segment increased $62.6 million, or 12.4%, and $267.8 million, or 17.8%, respectively, compared to the prior-year periods. Excluding the foreign exchange positive impact, adjusted net sales increased $62.6 million, or 12.5% for the quarter ended March 31, 2023 and $266.8 million, or 17.8%, for the nine months ended March 31, 2023, compared to the prior-year periods. The increase in net sales and adjusted net sales for the quarter and nine month periods is primarily due to strong growth in key technologies in North America.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil and the UK. For the quarter ended March 31, 2023, net sales for the Modern Communications & Cloud segment decreased $23.1 million, or 6.7%, compared to the prior-year period. Excluding the foreign exchange negative impact, adjusted net sales decreased $22.7 million, or 6.6%, for the quarter ended March 31, 2023, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter is primarily due to lower sales volumes in our communications hardware, partially offset by increased networking sales.

For the nine months ended March 31, 2023, net sales for the Modern Communications & Cloud segment increased $5.1 million, or 0.5%, compared to the prior-year period. Excluding the foreign exchange positive impact, adjusted net sales increased $1.5 million, or 0.1%, for the nine months ended March 31, 2023, compared to the prior-year period. For our Intelisys business, net sales for the third quarter and nine month period of fiscal year 2023 increased 4.3% and 6.8%, respectively, year-over-year.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2023	2022	$ Change	% Change
	(in thousands)
United States and Canada	$808,797	$764,529	$44,268	5.8%	5.8%
International	76,722	81,461	(4,739)	(5.8)%	(5.3)%
Total net sales	$885,519	$845,990	$39,529	4.7%	4.7%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Planned Divestitures and Acquisitions (a)
	2023	2022	$ Change	% Change
	(in thousands)
United States and Canada	$2,577,556	$2,307,959	$269,597	11.7%	11.7%
International	263,017	259,693	3,324	1.3%	(0.5)%
Total net sales	$2,840,573	$2,567,652	$272,921	10.6%	10.4%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
Gross Profit

The following table summarizes our gross profit for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$57,664	$54,021	$3,643	6.7%	10.2%	10.7%
Modern Communications & Cloud	54,098	52,487	1,611	3.1%	16.9%	15.3%
Gross profit	$111,762	$106,508	$5,254	4.9%	12.6%	12.6%

	Nine months ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$172,800	$151,763	$21,037	13.9%	9.8%	10.1%
Modern Communications & Cloud	167,781	163,969	3,812	2.3%	15.7%	15.4%
Gross profit	$340,581	$315,732	$24,849	7.9%	12.0%	12.3%

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

Specialty Technology Solutions

For the quarter ended March 31, 2023, gross profit dollars for the Specialty Technology Solutions segment increased $3.6 million, or 6.7%. Gross profit margin decreased 54 basis points over the prior-year to 10.2%. Higher sales volume, after considering the associated cost of goods sold, contributed $6.7 million to the growth of gross profit dollars. Gross margin mix reduced gross profit by $3.1 million, largely from a less favorable sales mix and decreased vendor program recognition.

For the nine months ended March 31, 2023, the Specialty Technology Solutions segment achieved gross profit growth of $21.0 million, or 13.9%. Gross profit margin decreased 34 basis points over the prior-year to 9.8%. Increases in sales volume, after considering the associated cost of goods sold, contributed $27.1 million to the growth of gross profit dollars. Gross margin mix reduced gross profit by $6.0 million, primarily from increased freight costs and lower vendor program recognition.

Modern Communications & Cloud

For the quarter ended March 31, 2023, gross profit dollars for the Modern Communications & Cloud segment increased $1.6 million, or 3.1%. Gross profit margin increased 161 basis points over the prior-year to 16.9%. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $3.6 million. Gross margin mix increased gross profit by $5.1 million, largely driven by a more favorable sales mix.

For the nine months ended March 31, 2023, the Modern Communications & Cloud segment achieved gross profit growth of $3.8 million, or 2.3%. Gross profit margin increased 28 basis points over the prior-year to 15.7%. Increases in sales volume, after considering the associated cost of goods sold, contributed $0.7 million to the growth of gross profit dollars. Gross margin mix increased gross profit by $3.1 million, primarily from a more favorable sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Selling, general and administrative expenses	$70,669	$66,522	$4,147	6.2%	8.0%	7.9%
Depreciation expense	2,644	2,612	32	1.2%	0.3%	0.3%
Intangible amortization expense	4,170	4,457	(287)	(6.4)%	0.5%	0.5%
Operating expenses	$77,483	$73,591	$3,892	5.3%	8.8%	8.7%

	Nine months ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Selling, general and administrative expenses	$211,337	$199,538	$11,799	5.9%	7.4%	7.8%
Depreciation expense	8,085	8,039	46	0.6%	0.3%	0.3%
Intangible amortization expense	12,561	13,413	(852)	(6.4)%	0.4%	0.5%
Operating expenses	$231,983	$220,990	$10,993	5.0%	8.2%	8.6%

Selling, general and administrative expenses ("SG&A") increased by $4.1 million, or 6.2%, for the quarter ended March 31, 2023, compared to the prior-year period. The increase for the quarter ended March 31, 2023 is primarily attributable to higher bad debt expense, which increased year-over-year primarily due to a large bad debt recovery in the prior-year quarter, and higher employee costs.

For the nine months ended March 31, 2023, SG&A expenses increased by $11.8 million, or 5.9%, compared to the prior-year period. The increase for the nine months ended March 31, 2023 is primarily attributable to higher employee costs, partially offset by a $2.9 million recovery of prior period withholding taxes in Brazil.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$19,811	$20,623	$(812)	(3.9)%	3.5%	4.1%
Modern Communications & Cloud	14,468	12,294	2,174	17.7%	4.5%	3.6%
Corporate	—	—	—	nm*	nm*	nm*
Operating income	$34,279	$32,917	$1,362	4.1%	3.9%	3.9%

	Nine months ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$61,345	$51,278	$10,067	19.6%	3.5%	3.4%
Modern Communications & Cloud	47,253	43,494	3,759	8.6%	4.4%	4.1%
Corporate	—	(30)	30	nm*	nm*	nm*
Operating income	$108,598	$94,742	$13,856	14.6%	3.8%	3.7%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $0.8 million, or 3.9% for the quarter ended March 31, 2023 compared to the prior-year period. Operating margin decreased to 3.5% for the quarter ended March 31, 2023. The decrease in operating income and margin for the quarter is primarily due to higher bad debt expense, which increased year-over-year primarily due to a large bad debt recovery in the prior-year quarter.

For the nine months ended March 31, 2023, operating income increased $10.1 million, or 19.6%, compared to the prior-year period. Operating margin increased to 3.5% for the nine months ended March 31, 2023. The increase in operating income and margin for the nine month period is due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $2.2 million and $3.8 million for the quarter and nine months ended March 31, 2023, respectively, compared to the prior-year period. Operating margin increased to 4.5% and 4.4% for the quarter and nine months ended March 31, 2023, respectively. The increase in operating income and margin for the quarter and nine month period is primarily due to higher gross profits.

Corporate

Corporate recognized no restructuring or divestiture expenses for the quarter and nine months ended March 31, 2023 or the quarter ended March 31, 2022. During the nine months ended March 31, 2022, Corporate incurred less than $0.1 million of restructuring and divestiture expenses.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Interest expense	$5,715	$1,483	$4,232	285.4%	0.6%	0.2%
Interest income	(1,710)	(1,000)	(710)	71.0%	(0.2)%	(0.1)%
Net foreign exchange losses	505	258	247	95.7%	0.1%	0.0%
Other, net	(144)	(394)	250	(63.5)%	(0.0)%	(0.0)%
Total other expense, net	$4,366	$347	$4,019	1,158.2%	0.5%	0.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Interest expense	$14,223	$4,637	$9,586	206.7%	0.5%	0.2%
Interest income	(5,327)	(2,973)	(2,354)	79.2%	(0.2)%	(0.1)%
Net foreign exchange losses	1,775	1,223	552	45.1%	0.1%	0.0%
Other, net	(461)	(555)	94	(16.9)%	(0.0)%	(0.0)%
Total other expense, net	$10,210	$2,332	$7,878	337.8%	0.4%	0.1%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter and nine months ended March 31, 2023 compared to the prior-year periods, primarily from higher interest rates and higher average borrowings on our multi-currency revolving credit facility.

Interest income for the quarter and nine months ended March 31, 2023 was generated on interest-bearing investments in Brazil and customer receivables.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign exchange forward contracts gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar, the euro versus the U.S. dollar, and the British pound versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange losses.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2023, income tax expense was $8.7 million and $27.4 million reflecting an effective tax rate of 29.1% and 27.8%, respectively. In comparison, for the quarter and nine months ended March 31, 2022, income tax expense was $9.0 million and $23.7 million, reflecting an effective tax rate of 27.8% and 25.6%, respectively. The increase in the effective tax rate for the quarter and nine months is primarily due to a decrease in forecasted tax exempt income and a decrease in creditable foreign taxes compared to the prior-year quarter. We expect the effective tax rate for fiscal year 2023 to be approximately 27.4% to 28.4%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended March 31, 2023 and 2022, respectively:

	Quarter ended March 31,
	2023	2022
Adjusted return on invested capital ratio, annualized (a)	14.6%	18.0%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 90 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$21,221	$23,526
Plus: Interest expense	5,715	1,483
Plus: Income taxes	8,692	9,044
Plus: Depreciation and amortization	7,074	7,305
EBITDA (non-GAAP)	42,702	41,358
Plus: Share-based compensation	2,954	2,757
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$45,656	$44,115

	Quarter ended March 31,
	2023	2022
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$862,386	$768,525
Equity – end of the quarter	878,895	806,654
Plus: Share-based compensation, net	2,191	2,063
Average equity	871,736	788,621
Average funded debt (a)	398,318	205,073
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,270,054	$993,694

(a)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

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

Net Sales by Segment:
	Quarter ended March 31,
	2023	2022	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$565,652	$503,072	$62,580	12.4%
Foreign exchange impact (a)	61	—
Non-GAAP net sales, constant currency	$565,713	$503,072	$62,641	12.5%

Modern Communications & Cloud:
Net sales, reported	$319,867	$342,918	$(23,051)	(6.7)%
Foreign exchange impact (a)	363	—
Non-GAAP net sales, constant currency	$320,230	$342,918	$(22,688)	(6.6)%

Consolidated:
Net sales, reported	$885,519	$845,990	$39,529	4.7%
Foreign exchange impact (a)	424	—
Non-GAAP net sales, constant currency	$885,943	$845,990	$39,953	4.7%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2023 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2022.

Net Sales by Segment:
	Nine months ended March 31,
	2023	2022	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,769,530	$1,501,702	$267,828	17.8%
Foreign exchange impact (a)	(999)	—
Non-GAAP net sales, constant currency	$1,768,531	$1,501,702	$266,829	17.8%

Modern Communications & Cloud
Net sales, reported	$1,071,043	$1,065,950	$5,093	0.5%
Foreign exchange impact (a)	(3,631)	—
Non-GAAP net sales, constant currency	$1,067,412	$1,065,950	$1,462	0.1%

Consolidated:
Net sales, reported	$2,840,573	$2,567,652	$272,921	10.6%
Foreign exchange impact (a)	(4,630)	—
Non-GAAP net sales, constant currency	$2,835,943	$2,567,652	$268,291	10.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2023 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2022.

Net Sales by Geography:
	Quarter ended March 31,
	2023	2022	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$808,797	$764,529	$44,268	5.8%

International:
Net sales, reported	$76,722	$81,461	$(4,739)	(5.8)%
Foreign exchange impact (a)	424	—
Non-GAAP net sales, constant currency	$77,146	$81,461	$(4,315)	(5.3)%

Consolidated:
Net sales, reported	$885,519	$845,990	$39,529	4.7%
Foreign exchange impact (a)	424	—
Non-GAAP net sales, constant currency	$885,943	$845,990	$39,953	4.7%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2023 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2022.

	Nine months ended March 31,
	2023	2022	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,577,556	$2,307,959	$269,597	11.7%

International:
Net sales, reported	$263,017	$259,693	$3,324	1.3%
Foreign exchange impact (a)	(4,630)	—
Non-GAAP net sales, constant currency	$258,387	$259,693	$(1,306)	(0.5)%

Consolidated:
Net sales, reported	$2,840,573	$2,567,652	$272,921	10.6%
Foreign exchange impact (a)	(4,630)	—
Non-GAAP net sales, constant currency	$2,835,943	$2,567,652	$268,291	10.4%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2023 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2022.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$19,811	$20,623	$(812)	(3.9)%	3.5%	4.1%
Adjustments:
Amortization of intangible assets	1,266	1,491	(225)
Non-GAAP operating income	$21,077	$22,114	$(1,037)	(4.7)%	3.7%	4.4%

Modern Communications & Cloud:
GAAP operating income	$14,468	$12,294	$2,174	17.7%	4.5%	3.6%
Adjustments:
Amortization of intangible assets	2,904	2,966	(62)
Non-GAAP operating income	$17,372	$15,260	$2,112	13.8%	5.4%	4.5%

Corporate:
GAAP operating loss	$—	$—	$—	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	—	—	—
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$34,279	$32,917	$1,362	4.1%	3.9%	3.9%
Adjustments:
Amortization of intangible assets	4,170	4,457	(287)
Non-GAAP operating income	$38,449	$37,374	$1,075	2.9%	4.3%	4.4%
(a) Recovery of prior period withholding taxes in Brazil

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2023	2022	$ Change	% Change	2023	2022
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$61,345	$51,278	$10,067	19.6%	3.5%	3.4%
Adjustments:
Amortization of intangible assets	3,874	4,514	(640)
Non-GAAP operating income	$65,219	$55,792	$9,427	16.9%	3.7%	3.7%

Modern Communications & Cloud:
GAAP operating income	$47,253	$43,494	$3,759	8.6%	4.4%	4.1%
Adjustments:
Amortization of intangible assets	8,687	8,899	(212)
Tax recovery (a)	(2,858)	—	(2,858)
Non-GAAP operating income	$53,082	$52,393	$689	1.3%	5.0%	4.9%

Corporate:
GAAP operating loss	$—	$(30)	$30	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	—	30	(30)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$108,598	$94,742	$13,856	14.6%	3.8%	3.7%
Adjustments:
Amortization of intangible assets	12,561	13,413	(852)
Tax recovery (a)	(2,858)	—	(2,858)
Acquisition and divestiture costs	—	30	(30)
Non-GAAP operating income	$118,301	$108,185	$10,116	9.4%	4.2%	4.2%
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

	Quarter ended March 31, 2023
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$70,669	$—	$—	$—	$70,669
Operating income	34,279	4,170	—	—	38,449
Pre-tax income	29,913	4,170	—	—	34,083
Net income	21,221	3,109	—	—	24,330
Diluted EPS	$0.83	$0.12	$—	$—	$0.96

	Quarter ended March 31, 2022
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$66,522	$—	$—	$—	$66,522
Operating income	32,917	4,457	—	—	37,374
Pre-tax income	32,570	4,457	—	—	37,027
Net income	23,526	3,353	—	—	26,879
Diluted EPS	$0.91	$0.13	$—	$—	$1.04

	Nine months ended March 31, 2023
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery(a)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$211,337	$—	$—	$2,858	$214,195
Operating income	108,598	12,561	—	(2,858)	118,301
Pre-tax income	98,388	12,561	—	(2,858)	108,091
Net income	70,997	9,363	—	(1,886)	78,474
Diluted EPS	$2.79	$0.37	$—	$(0.07)	$3.09

	Nine months ended March 31, 2022
	GAAP Measure	Intangible amortization expense	Acquisition and divestiture costs	Tax recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$199,538	$—	$(30)	$—	$199,508
Operating income	94,742	13,413	30	—	108,185
Pre-tax income	92,410	13,413	30	—	105,853
Net income	68,751	10,094	30	—	78,875
Diluted EPS	$2.66	$0.39	$—	$—	$3.06

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

Our cash and cash equivalents balance totaled $37.4 million at March 31, 2023, compared to $38.0 million at June 30, 2022, including $31.4 million and $35.0 million held outside of the United States at March 31, 2023 and June 30, 2022, respectively. Checks released but not yet cleared in the amounts of $7.4 million and $18.0 million are included in accounts payable at March 31, 2023 and June 30, 2022, respectively.

We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $123.8 million to $833.4 million at March 31, 2023 from $709.5 million at June 30, 2022, primarily from increases in inventory and decreases in accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the nine months ended March 31, 2023, our working capital investment increased to support our 10.6% year-over-year net sales growth.

	Nine months ended
	March 31,
	2023	2022
	(in thousands)
Cash (used in) provided by:
Operating activities	$(20,508)	$(45,671)
Investing activities	(6,549)	(201)
Financing activities	25,565	27,730

Net cash used in operating activities was $20.5 million for the nine months ended March 31, 2023, compared to $45.7 million used in operating activities in the prior-year period. Cash used in operating activities for the nine months ended March 31, 2023 is attributable to a 22% increase in inventory and an 8% decrease in accounts payable compared to the beginning of the nine month period. Cash used in operating activities for the nine months ended March 31, 2022 is primarily attributable to increases in inventory and accounts receivable, which increased 26% and 13%, respectively, compared to the beginning of the nine month period.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items.

The number of days sales outstanding ("DSO") was 70 days at March 31, 2023, compared to 68 days at June 30, 2022 and 69 days at March 31, 2022. The increase in DSO for the quarter ended March 31, 2023 is primarily due to increased net receivables, driven by customer terms and timing of sales near the end of the reporting period. Inventory turned 4.1 times during the quarter ended March 31, 2023, compared to 5.0 times for previous quarter ended December 31, 2022 and 5.1 times in the prior-year quarter ended March 31, 2022. The decrease in inventory turns for the quarter ended March 31, 2023 is primarily due to increased inventory.

Cash used in investing activities for the nine months ended March 31, 2023 was $6.5 million, compared to $0.2 million used in investing activities in the prior-year period. Cash used in investing activities for the nine months ended March 31, 2023 represents capital expenditures, primarily for IT investments. Cash provided by investing activities for the nine months ended March 31, 2022 represents proceeds from the sale of our discontinued operations, partially offset by capital expenditures.

Management expects capital expenditures for fiscal year 2023 to range from $7.0 million to $9.0 million, primarily for IT investments and facility improvements.

For the nine months ended March 31, 2023, cash provided by financing activities totaled $25.6 million, compared to $27.7 million provided by financing activities for the prior-year period. Cash provided by financing activities for the nine months ended March 31, 2023 and 2022 is primarily attributable to net borrowings on the revolving credit facility.

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

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at our option, (i) the adjusted term SOFR or adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars bear interest based upon the adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our leverage ratio, or such other rate as agreed upon with the applicable swingline lender. The adjusted term SOFR and adjusted daily simple SOFR include a fixed credit adjustment of 0.10% over the applicable SOFR reference rate. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the Amended Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio plus, if applicable, certain mandatory costs.

During the quarter and nine months ended March 31, 2023, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of March 31, 2023 was 1.50% for LIBOR and SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at March 31, 2023 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at March 31, 2023.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2023 and 2022 was $227.2 million and $60.0 million, respectively. There was $190.8 million and $214.2 million available for additional borrowings as of March 31, 2023 and June 30, 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2023 or June 30, 2022. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Credit Facility as of March 31, 2023, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at March 31, 2023. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at March 31, 2023. During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, party to lawsuits arising out of operations. Although there can be no assurance, based upon information known to us, we believe that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on our financial condition or results of operations. For a description of our material legal proceedings, see Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2022, which could materially affect our business, financial condition and/or future operating results.

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, or results of operations.

We regularly maintain cash balances at banks and other financial institutions that would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected.

If any banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including our ability to access cash, cash equivalents or investments. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources and could have a material adverse effect on our business, financial condition or results of operations.

In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution, such parties' ability to pay their obligations to us could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents the share-repurchase activity for the quarter ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1 - 31, 2023	—	—	—	$ 81,814,854
February 1 - 28, 2023	267,202	$ 31.03	267,202	$ 73,523,576
March 1 - 31, 2023	92,449	$ 29.37	89,267	$ 70,901,804
Total	359,651		356,469

(1) Includes 3,182 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the months of January through March 2023.

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 18 to Cisco Nonexclusive Value Added Distributor Agreement

10.2	Amendment No. 19 to Cisco Nonexclusive Value Added Distributor Agreement

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2023 and June 30, 2022; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters and nine months ended March 31, 2023 and 2022; (iv) the Condensed Consolidated Statements of Shareholder's Equity at March 31, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	May 9, 2023	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2023	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)